Form 10-Q
period 2001-06-30
MIRANT MID ATLANTIC LLC
filed 2001-08-10
CIK 1138258

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Quarter Ended June 30, 2001
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

                            Mirant Mid-Atlantic, LLC
             (Exact name of registrant as specified in its charter)

                 Delaware                             58-2574140
      ------------------------------       ------------------------------------
     (State or other Jurisdiction of       (I.R.S. Employer Identification No.)
      Incorporation or Organization)

1155 Perimeter Center West, Suite 100, Atlanta, Georgia           30338
-------------------------------------------------------- ----------------------
   (Address of Principal Executive Offices)                     (Zip Code)

                                 (678) 579-5000
-------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No_X_

                                   ----------

                            Mirant Mid-Atlantic, LLC

                                      INDEX

                       For the Quarter Ended June 30, 2001

                                                                        Page
                                                                       Number
DEFINITIONS                                                                 3
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION                  4

                         PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited):
         Condensed Consolidated Statements of Income                        5
         Condensed Consolidated Balance Sheets                              6
         Condensed Consolidated Statements of Members' Equity               8
         Condensed Consolidated Statements of Cash Flows                    9
         Notes to the Condensed Consolidated Financial Statements          10
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          15
Item 3. Quantitative and Qualitative Disclosures about Market Risk         19

                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                  20
Item 2. Changes in Securities and Use of Proceeds                Inapplicable
Item 3. Defaults Upon Senior Securities                          Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders      Inapplicable
Item 5. Other Information                                        Inapplicable
Item 6. Exhibits and Reports on Form 8-K                         Inapplicable
Signatures                                                                 20

                                   DEFINITIONS

TERM                                  MEANING
--------------------------------------------------------------------------------
Clean Air Act                        Clean Air Act Amendments of 1990
EPA                                  U. S. Environmental Protection Agency
FASB                                 Financial Accounting Standards Board
SEC                                  Securities and Exchange Commission
Mirant                               Mirant Corporation and its subsidiaries
Mirant Americas Energy Marketing     Mirant Americas Energy Marketing, L. P.
Mirant Americas Generation           Mirant Americas Generation, Inc.
Mirant D.C.O&M, LLC                  Mirant D.C. Operator
Mirant Mid-Atlantic or the Company   Mirant Mid-Atlantic, LLC and its
                                      subsidiaries
PEPCO                                Potomac Electric Power Company
SFAS                                 Statement of Financial Accounting Standards

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     The information presented in this quarterly report on Form 10-Q includes forward-looking statements, in addition to historical information. These statements involve known and unknown risks and relate to future events, Mirant Mid-Atlantic's future financial performance or projected business results. In some cases, forward-looking statements by terminology may be identified by statements such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "targets," "potential" or "continue" or the negative of these terms or other comparable terminology.

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include: (i) legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; (ii) the extent and timing of the entry of additional competition in the markets of Mirant Mid-Atlantic's subsidiaries and affiliates; (iii) Mirant Mid-Atlantic's pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring; (iv) state, federal and other rate regulations in the United States and in foreign countries in which Mirant Mid-Atlantic's subsidiaries and affiliates operate; (v) changes in or application of environmental and other laws and regulations to which Mirant Mid-Atlantic and its subsidiaries and affiliates are subject; (vi) political, legal and economic conditions and developments in the United States; (vii) financial market conditions and the results of Mirant Mid-Atlantic's financing efforts; changes in market conditions, commodity prices and interest rates; weather and other natural phenomena; (viii) performance of Mirant Mid-Atlantic's projects undertaken and the success of efforts to invest in and develop new opportunities; and (ix) other factors, discussed elsewhere herein and in other reports (including Mirant Mid-Atlantic's Registration Statement on Form S-4 filed on July 3, 2001; as amended by Form S-4/A filed August 8, 2001) filed from time to time by Mirant Mid-Atlantic with the SEC.

     Although Mirant Mid-Atlantic believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, events, levels of activity, performance or achievements. Mirant Mid-Atlantic does not undertake a duty to update any of the forward-looking statements.

                            MIRANT MID-ATLANTIC, LLC
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (In Millions)




                                              For the Three        For the Six
                                              Months Ended        Months Ended
                                                June 30,             June 30,
                                                  2001                 2001
                                               -----------        -------------


Operating Revenues:                                 $ 270              $ 551
                                               -----------        -----------

Operating Expenses:
Cost of fuel, electricity and other products          183                310
Labor                                                  17                 37
Depreciation and amortization                          19                 37
Rental                                                 24                 48
Maintenance                                             5                 12
Selling, general and administrative                     8                 14
Other                                                   5                 19
                                               -----------        -----------
Total operating expenses                              261                477
                                               -----------        -----------
Operating Income                                        9                 74
                                               -----------        -----------
Other Income (Expense):
Interest income                                         8                 14
Interest expense                                       (2)                (4)
Financing fees                                          -                 (1)
                                               -----------        -----------
Total other income                                      6                  9
                                               -----------        -----------
Net Income                                           $ 15               $ 83
                                               ===========        ===========









         The accompanying notes are an integral part of these condensed consolidated statements.

                             MIRANT MID-ATLANTIC, LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)


                                                      June 30,      December 31,
ASSETS:                                                 2001            2000
                                                   -------------    ------------
                                                    (Unaudited)
Current Assets:
Cash and cash equivalents                                $ 172           $ 22
Receivables:
Customer accounts                                            2              1
Related parties                                             48             29
Prepaid rent                                                 -             32
Fuel stock                                                  77             33
Materials and supplies                                      46             47
Assets from risk management activities (Note F)             26              -
Derivative hedging instruments (Notes A and F )             27              -
Other                                                        6             17
                                                 -------------     ----------
Total current assets                                       404            181
                                                 -------------     ----------

Property, Plant and Equipment:
Property, plant and equipment                            1,012          1,001
Less accumulated provision for depreciation                (20)            (1)
                                                 -------------     ----------
                                                           992          1,000
Construction work in progress                               25             30
                                                 -------------     ----------
Total property, plant and equipment, net                 1,017          1,030
                                                 -------------     ----------

Noncurrent Assets:
Notes receivables from related parties                     223            223
Goodwill, net of accumulated amortization
 of $18 and $1 at June 30, 2001 and
 December 31, 2000, respectively                         1,360          1,352
Other intangible assets, net of accumulated
 amortization of $1 and $- at June 30, 2001
 and December 31, 2000, respectively                       149            150
                                                 -------------     ----------
Total noncurrent assets                                  1,732          1,725
                                                 -------------     ----------
Total assets                                           $ 3,153        $ 2,936
                                                 =============     ==========







         The accompanying notes are an integral part of these condensed consolidated statements.

                             MIRANT MID-ATLANTIC, LLC
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)


                                                    June 30,     At December 31,
LIABILITIES AND MEMBERS' EQUITY:                      2001            2000
                                                 -------------- ----------------
                                                   (Unaudited)

Current Liabilities:
Accounts payable and accrued liabilities                  $ 59         $ 55
Payables to related parties                                 35          111
Liabilities from risk management
 activities (Note F)                                        27            -
Derivative hedging instruments (Notes A and F)              12            -
Note payable to related party (Note C)                     130           75
Other                                                       16            1
                                                    ----------  -----------
Total current liabilities                                  279          242
                                                    ----------  -----------

Noncurrent Liabilities:
Derivative hedging instruments (Notes A and F)               1            -
                                                    ----------  -----------

Commitments and Contingent Matters (Notes D and E)

Members' Equity:
Members' interest                                        2,771        2,689
Accumulated other comprehensive income                      14            -
Retained earnings                                           88            5
                                                    ----------  -----------
Total members' equity                                    2,873        2,694
                                                    ----------  -----------

Total liabilities and members' equity                  $ 3,153      $ 2,936
                                                    ==========  ===========









         The accompanying notes are an integral part of these condensed consolidated statements.

                                                  MIRANT MID-ATLANTIC, LLC
                               CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (UNAUDITED)
                                                       (In Millions)



                                                                            Accumulated
                                                                               Other
                                                            Members'       Comprehensive        Retained           Comprehensive
                                                            Interest          Income            Earnings            Income
                                                          --------------  -----------------   ---------------  -----------------

Balance, December 31, 2000                                      $ 2,689              $  -              $ 5
   Net income                                                         -                 -               83               $ 83
   Cumulative effect of accounting change                             -                (4)               -                 (4)
   Change in fair value of derivative instruments                                       5                                   5
   Reclassification to earnings                                       -                13                -                 13

                                                                                                                 ------------
   Comprehensive income                                                                                                  $ 97
                                                                                                                 ============

   Dividends and return of capital                                 (46)                 -               -
   Capital contributions - noncash                                 128                  -               -
                                                          ------------    ---------------     -----------
Balance, June 30, 2001                                         $ 2,771               $ 14            $ 88
                                                          ============    ===============     ===========


         The accompanying notes are an integral part of these condensed consolidated statements.



                            MIRANT MID-ATLANTIC, LLC
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (In Millions)

                                                       For the Six Months
                                                       Ended June 30,
                                                            2001
                                                      -----------------

Cash Flows from Operating Activities:
Net income                                                        $ 83
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                       37
Changes in certain assets and liabilities,
  excluding effects from acquisitions:
Customer account receivables                                        (1)
Related party receivables                                          (19)
Prepaid rent                                                        32
Fuel stock                                                         (44)
Materials and supplies                                               1
Risk management activities, net                                      1
Other current assets                                                11
Accounts payable and accrued liabilities                            10
Payables to related parties                                         32
Other current liabilities                                           16
                                                      -----------------
Net cash provided by operating activites                           159
                                                      -----------------

Cash Flows from Investing Activities:
Capital expenditures                                               (32)
Asset acquisition costs                                             (1)
                                                      -----------------
Net cash used in investing activites                               (33)
                                                      -----------------

Cash Flows from Financing Activities:
Proceeds from note payable to related party                         55
Capital contributions                                               15
Dividends                                                          (46)
                                                      -----------------
Net cash provided by financing activites                            24
                                                      -----------------
Net increase in cash and cash equivalents                          150
Cash and Cash Equivalents, beginning of period                      22
                                                      -----------------
Cash and Cash Equivalents, end of period               $           172
                                                      =================

Supplemental Cash Flow Disclosure:
Cash paid for interest, net of amounts capitalized                 $ 4
                                                      =================

Noncash Investing and Financing Activity:
Capital contribution                                             $ 113
                                                      =================









         The accompanying notes are an integral part of these condensed consolidated statements.

                            MIRANT MID-ATLANTIC, LLC
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.    Accounting and Reporting Policies

     Basis of Accounting

     These condensed financial statements should be read in conjunction with the Company's audited consolidated financial statements and the accompanying footnotes as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and the period from July 12, 2000 (inception) through December 31, 2000 which are contained in the Company's prospectus filed with the SEC on July 3, 2001 pursuant to Rule 424 (b) under the Securities Act of 1933, with respect to the Company's registration statement on Form S-4 (Registration No. 333-61668). Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results for the entire year.

     Accounting Change

      In July 2000, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method. Use of the pooling-of-interests method is no longer allowable. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and generally, adopts a non-amortization and periodic impairment analysis approach to goodwill and indefinitely-lived intangibles. SFAS No. 142 is effective for Mirant Mid-Atlantic's 2002 fiscal year or for business combinations initiated after July 1, 2001. The Company is currently assessing the financial statement impact of both statements and has not yet determined the final impact.

      Effective January 1, 2001, Mirant Mid-Atlantic adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that certain derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income, and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. If the derivative is designated as a net investment hedge, the changes in the fair value of the derivative are also recorded in OCI. Any ineffectiveness relating to these hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria is met are reflected as derivative hedging instruments in the accompanying condensed consolidated balance sheet at June 30, 2001.

B.    Comprehensive Income

     Comprehensive income includes unrealized gains and losses on certain derivatives which qualify as cash flow hedges. The following table sets forth the comprehensive income (in millions):

                                 Three months ended         Six months ended
                                    June 30, 2001             June 30, 2001
                                 ------------------         ----------------
  Net income                             $15                       $83
  Other comprehensive income              12                        14
                                         ---                       ---
  Comprehensive income                   $27                       $97
                                         ===                       ===

                            MIRANT MID-ATLANTIC, LLC
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

C.    Notes Payable

     The Company has a credit facility available from Mirant Americas Generation up to $150 million, bearing an interest rate equivalent to Mirant Americas Generation's cost of funds (9.5% at June 30, 2001), and payable upon demand. As of June 30, 2001 and December 31, 2000 the Company has drawn $130 million and $75 million, respectively, on this facility.

D.    Operating Leases

    On December 19, 2000, in conjunction with the purchase of the PEPCO assets, the Company entered into multiple sale-leaseback transactions totaling $1.5 billion relating to the Dickerson and the Morgantown baseload units and associated property. The terms of each lease vary between 28.5 and 33.75 years. The Company is accounting for these leases as operating leases.

     The Company's expenses associated with the commitments under the Dickerson and Morgantown operating leases totaled approximately $24 million and $48 million for the three and six months ended June 30, 2001, respectively. As of June 30, 2001, estimated minimum rental commitments for non-cancelable operating leases are $196 million for the six months ended December 31, 2001 and $170 million, $151 million, $122 million and $116 million for the years 2002, 2003, 2004 and 2005, respectively. As of June 30, 2001, the total remaining minimum lease payments over the non-cancelable terms of the leases are approximately $3.1 billion. The lease agreements contain covenants that restrict the Company's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities. Permitted indebtedness as defined in the Participation Agreement allows increased debt for working capital purposes, intercompany loans, subordinated indebtedness, and guaranteed indebtedness.

     These leases are part of a leveraged lease transaction. Three series of certificates were issued and sold pursuant to a 144A offering. These certificates are interests in pass through trusts that hold the lessor notes issued by the owner lessors. The Company pays rent to an indenture trustee, which in turn makes payments of principal and interest to the pass through trusts and any remaining balance to the owner lessors for the benefit of the owner participants. According to the registration rights agreement dated December 18, 2000, the Company must maintain its status as a reporting company under the Exchange Act. The Company was also obliged to consummate an exchange offer pursuant to an effective registration statement under the Securities Act. On July 6, 2001, the Company's registration statement became effective and the Company consumated the exchange offer.

     The Company has an option to renew the lease for a period that would cover up to 75% of the economic useful life of the facility, as measured near the end of the lease term. However, the extended term of the lease will always be less than 75% of the revised economic useful life of the facility.

     Upon an event of default by the Company, the lessors may require a termination value payment as defined in the agreements.

                            MIRANT MID-ATLANTIC, LLC
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

E.    Commitments and Contingent Matters

   Legal Matters

     The Company is involved in various lawsuits and disputes which arose in the ordinary course of business. In management's opinion, the outcome of these matters will not have a material adverse impact on the Company's consolidated financial position, results of operations, or cash flows.

   Environmental

     In January 2001, the EPA issued a request to the Company for information under the Clean Air Act, Section 114 concerning the air permitting implications of past repair and maintenance activities at the Chalk Point, Dickerson, Morgantown and Potomac River facilities . The Company is in the process of responding fully to this request. At this time, the Company cannot determine whether, or to what extent, any action will be brought by the EPA resulting from this matter.

   Other

     The Company is involved in discussions with PEPCO regarding various closing adjustments in connection with the asset acquisition in December 2000. In management's opinion, the outcome of these matters will not have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.

F.    Financial Instruments

   Derivative Hedging Instruments

     The Company is exposed to market risk including changes in certain commodity prices. To manage the volatility relating to those exposures, the Company enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices.

     The Company enters into commodity financial instruments in order to hedge market risk and exposure to electricity and to natural gas, coal, and other fuels utilized by its generation assets. These financial instruments primarily include forwards, futures, and swaps. Prior to the Company's January 1, 2001 adoption of SFAS No. 133"Accounting for Derivative Instruments and Hedging Activites", the gains and losses related to these derivatives were recognized in the same period as the settlement of the underlying physical transaction.

     At December 31, 2000, the Company had unrealized net losses of approximately $4 million related to these financial instruments. The fair value of its nontrading commodity financial instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     Subsequent to the Company's adoption of SFAS No. 133 on January 1, 2001, these derivative instruments are recorded in the consolidated balance sheet as either derivative hedging assets or liabilities measured at fair value, and changes in the fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. If the criteria for hedge accounting are met, changes in the fair value are recognized in other comprehensive income until such time as the underlying physical transaction is settled, and the gains and losses related to these derivatives are recognized in earnings. During the three and six months ended June 30, 2001, $7 million and $13 million, respectively, of derivative losses were reclassified to operating income. The derivative losses, when combined with

                            MIRANT MID-ATLANTIC, LLC
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

the settlement of the underlying physical transactions together represented the Company's net commodity revenues and costs.

     At January 1, 2001, the adoption of SFAS No. 133 resulted in a cumulative reduction to OCI of $4 million, and is attributable to deferred losses on cash flow hedges used for commodity price management.

     Mirant Mid-Atlantic estimates that $15 million of the net derivative gains included in other comprehensive income ("OCI") at June 30, 2001 will be reclassified into earnings or otherwise settled within the next twelve months as certain forecasted transactions relating to commodity contracts become realized. The derivative gains and losses reclassified to earnings are expected to be offset by realized amounts arising from the settlement of the underlying physical transactions being hedged.

     The Company anticipates that SFAS No. 133 will increase the volatility of both net income and other comprehensive income as derivative instruments are valued based on market prices. Therefore, as the prices change, the change in fair value of the derivatives will change.

     At June 30, 2001, the Company had contracts that related to periods through 2002. The net notional amount of the derivative hedging instruments at June 30, 2001 was approximately 305,000 equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

Risk Management Activities

     Certain financial instruments used by the Company to manage risk exposure to energy prices do not meet the hedge criteria under SFAS No. 133. These financial instruments are recorded at fair value as risk management assets and risk management liabilities in the accompanying consolidated balance sheet at June 30, 2001.

     At June 30, 2001, the Company had contracts that related to periods through 2001. The net notional amount of the risk management assets and liabilities at June 30, 2001 was approximately 676,000 equivalent megawatt-hours. The net notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

     The fair values of the risk management assets and liabilities recorded on the consolidated balance sheet as of June 30, 2001 are included in the following table (in millions):

                                                              Risk Management
                                                            Assets   Liabilities
      Oil..................................................    $20        $21
      Electricity..........................................      5          4
      Natural gas..........................................      1          2
                                                             -----       ----
                                                               $26        $27
                                                             =====       ====

                            MIRANT MID-ATLANTIC, LLC
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

G.       Subsequent Events

Power Sales Agreement
         In August 2001, Mirant Americas Energy Marketing entered into a fixed rate power purchase agreement for the Company's committed capacity and energy for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004 at Mirant Americas Energy Marketing's option. The agreement includes all of the output of the Company's facilities over the agreement term. However, Mirant Americas Energy Marketing has the option to reduce the committed capacity and energy purchases for fiscal 2002, limited to 75% of the total output of the Company's facilities, and after December 31, 2002, may reduce the committed capacity and energy purchases to zero. At the inception date of this agreement, the pricing over the term of the agreement based on Mirant Americas Energy Marketing's minimum committed capacity and energy purchases was favorable to the Company by approximately $167 million when compared to forecasted market rates in the PJM. The amount resulting from the favorable pricing terms will be amortized to income as an offset to revenues under the power purchase agreement through December 31, 2002 based on volumes delivered. The power purchase agreement is being accounted for as an operating lease in accordance with SFAS No. 13 "Accounting for Leases."

Mirant Corporation Litigation
         On August 2, 2001, PEPCO filed a civil action against Mirant in the U.S. District Court for the District of Columbia, alleging that Mirant breached the Asset Purchase and Sale Agreement ("APSA") between PEPCO and Mirant governing Mirant's purchase of most of PEPCO's electric generation assets. Specifically, PEPCO alleges that Mirant's witholding of $11.7 million from a post-closing payment for fuel inventory is in breach of the APSA. Due to the early stages of this litigation and the uncertainties in the litigation process, the Company cannot predict the outcome of this proceeding at this time.

                            MIRANT MID-ATLANTIC, LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                    SECOND QUARTER 2001 AND YEAR-TO-DATE 2001

Overview

     We are an indirect wholly-owned subsidiary of Mirant that was formed, along with our subsidiaries, in conjunction with the acquisition of the transaction assets from PEPCO which occurred on December 19, 2000. Prior to the acquisition of these assets from PEPCO, we had no operating history.

     As a part of the acquisition, we or our subsidiaries acquired directly from PEPCO the peaking units at the Dickerson and Morgantown generating facilities, the Chalk Point generating facility (except for the combustion turbines and the Southern Maryland Electric Cooperative combustion turbine), three ash storage facilities, the Piney Point oil pipeline and the production service center. The owner lessors acquired undivided interests in the baseload units at the Dickerson and Morgantown generating facilities directly from PEPCO, and we lease the Dickerson and Morgantown baseload units from the owner lessors. Our subsidiary, Mirant D.C. Operator, provides operations and maintenance services to the Buzzard Point and Benning generating stations in Washington, D.C. that PEPCO continues to own.

     Mirant Potomac River and Mirant Peaker, direct subsidiaries of Mirant, were also formed in conjunction with the acquisition of the transaction assets from PEPCO. Mirant Potomac River and Mirant Peaker acquired the Potomac River generating facility and the Chalk Point combustion turbines (including the rights and obligations with respect to the Southern Maryland Electric
Cooperative combustion turbine), respectively, directly from PEPCO. These purchases by Mirant Potomac River and Mirant Peaker were funded by loans from us evidenced by notes and a capital contribution from Mirant. Under the capital contribution agreement, Mirant will cause, unless prohibited by law, Mirant Potomac River and Mirant Peaker to make distributions to Mirant, at least once per quarter, of all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and the Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to us. We estimate that payments to us in respect of the Potomac River/Peaker assets will contribute 12% of our net revenues on average during the term of the certificates.

     We have entered into a power sales agreement and a separate services and risk management agreement with Mirant Americas Energy Marketing. The services and risk management agreement expires on December 31, 2001, but may be renewed annually. Effective August 1, 2001, we modified the power sales arrangement by entering into an Energy and Capacity Sales Agreement with Mirant Americas Energy Marketing which effectively restructured our power sales arrangements with Mirant Americas Energy Marketing. The Energy and Capacity Sales Agreement expires in June 2004; however, Mirant Americas Energy Marketing has the option to extend it through December 2004. The Energy and Capacity Sales Agreement was entered into to provide us with payments for our committed capacity and energy at prices that are not directly linked to spot market prices.

     We expect the majority of our other revenues to be derived from sales of capacity, energy and ancillary services from the generating facilities owned or leased by us into the PJM spot and forward markets, with the balance of our revenues derived from sales to other competitive power markets or from bilateral contracts. The market for wholesale electric energy and energy services in the PJM market is largely deregulated. To the extent that we have not sold our energy and capacity under fixed price agreements, our revenues and results of operations will depend, in part, upon prevailing market prices for energy, capacity and ancillary services in the PJM market and other competitive markets.

                            MIRANT MID-ATLANTIC, LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       As part of our services and risk management agreement with Mirant Americas Energy Marketing, Mirant Americas Energy Marketing procures fuel and emissions credits necessary for the operation of the generating facilities owned or leased by us, the cost of which is charged to us based upon actual costs incurred by Mirant Americas Energy Marketing. Mirant Americas Energy Marketing also procures or advises us to procure business interruption insurance, the costs of which is charged to us. Our expenses are primarily derived from the ongoing maintenance and operations of the generating facilities owned or leased by us, capital expenditures needed to ensure their continued safe and environmentally compliant operation and our obligation to make rental payments under the leases.

Results of Operations

     Neither Mirant Potomac River, Mirant Peaker, we, nor any of our subsidiaries have any operating history prior to December 19, 2000. Prior to the acquisition of the transaction assets from PEPCO, the transaction assets were fully integrated with PEPCO's utility operations and all results of operations were consolidated into PEPCO's financial statements. Due to the regulated nature of PEPCO's utility operations and the differences inherent in the manner in which we expect to operate the generating facilities in the PJM market, historical financial results prior to December 19, 2000 would not be meaningful or indicative of our ability to operate the transaction assets or to generate revenues. As a result, this Management's Discussion and Analysis of Financial
Condition and Results of Operations reflects the operations of Mirant Mid-Atlantic for the three months and the six months ended June 30, 2001 excludes a discussion of, or comparison with, prior periods.

Three Months and the Six Months Ended June 30, 2001

   Revenues

     Operating revenues for the three and six months ended June 30, 2001 were $270 million and $551 million, respectively.

   Operating Expenses

     Operating expenses for the three and six months ended June 30, 2001 were $261 million and $477 million, respectively and consisted of expenses for facility operations, maintenance and labor. Operations expenses for the three months ended June 30, 2001 included fuel, electricity and other product purchases of $183 million, which consisted primarily of power, coal and oil. Labor expenses and maintenance expenses for the three months ended June 30, 2001 totaled $17 million and $5 million, respectively. Operations expenses for the six months ended June 30, 2001 included fuel, electricity and other product purchases of $310 million, which consisted primarily of power, coal and oil. Labor expenses and maintenance expenses for the six months ended June 30, 2001 totaled $37 million and $12 million, respectively.

   Rental Expenses

     Operating lease expense (also referred to as rental fees) for the three and six months ended June 30, 2001 related to the leased generating facilities totaled $24 million and $48 million, respectively.

                            MIRANT MID-ATLANTIC, LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Selling, General and Administrative Expenses

     Selling, general and administrative expenses for the three and six months ended June 30, 2001 totaled $8 million and $14 million, respectively, and consist primarily of costs for insurance, outside legal and other contract services, information technology, telephone and office administration as well as the service fee to Mirant Americas Energy Marketing under the terms of the Services and Risk Management Agreement.

   Other Income and Expense

     Other income for the three months ended June 30, 2001 included $8 million of interest income from related parties and an investment account and interest expense of $2 million related to note payable to a related party. Other income for the six months ended June 30, 2001 included $14 million of interest income from related parties and an investment account and interest expense of $4 million related to note payable to a related party and financing fees of $1 million.

New Accounting Pronouncements

     In July 2000, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method. Use of the pooling-of-interests method is no longer allowable. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment analysis approach to goodwill and indefinitely-lived intangibles. SFAS No. 142 is effective for Mirant Mid-Atlantic's 2002 fiscal year or for business combinations initiated after July 1, 2001. We are currently assessing the financial statement impact of both statements but have not yet determined the final impact.

     Effective January 1, 2001, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that certain derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income, and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. If the derivative is designated as a net investment hedge, the changes in the fair value of the derivative are also recorded in OCI. Any ineffectiveness relating to these hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria is met are reflected as derivative hedging instruments in the accompanying condensed consolidated balance sheet at June 30, 2001.

Liquidity and Capital Resources

     Cash flows provided through operations are expected to be sufficient to cover our ongoing expenses and capital expenditures. In addition to these cash flows, we have a dedicated working capital facility in the amount of $150 million from our indirect parent, Mirant Americas Generation. As of June 30, 2001 and December 31, 2000, $130 million and $75 million, respectively, was outstanding under the facility. Further, should the need arise, we have the ability to incur additional debt as described in the lease documents.

                            MIRANT MID-ATLANTIC, LLC
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     We are required to make semi-annual rental payments under the leases. As of June 30, 2001, the future rent obligations associated with the leases are (rounded to millions) $196 million for the six months ended December 31, 2001, $170 million in 2002, $151 million in 2003, $122 million in 2004, $116 million in 2005 and a total of $2.3 billion for the remaining terms of the leases. A substantial amount of the projected cash flows will be used to service these payment obligations in addition to ongoing operating expenses and other expenses.

     We have budgeted expenditures for environmental compliance, capital improvements and repairs in connection with the ongoing maintenance and operations of the generating facilities. For the period from 2001 through 2010, capital expenditures are expected to total approximately $654 million, including approximately $280 million for expenditures associated with environmental compliance.

     We expect our cash and financing needs over the next several years to be met through a combination of cash flows from operations and debt financings. Operating cash flows along with drawings under the dedicated working capital facility from our indirect parent, Mirant Americas Generation, are expected to provide sufficient liquidity for new investments, working capital and capital expenditure needs for the next 12 months.

     In August 2001, Mirant Americas Energy Marketing entered into a fixed rate power purchase agreement for the Company's committed capacity and energy for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004 at Mirant Americas Energy Marketing's option. The agreement includes all of the output of the Company's facilities over the agreement term. However, Mirant Americas Energy Marketing has the option to reduce the committed capacity and energy purchases for fiscal 2002, limited to 75% of the total output of the Company's facilities, and after December 31, 2002, may reduce the committed capacity and energy purchases to zero. At the inception date of this agreement, the pricing over the term of the agreement based on Mirant Americas Energy Marketing's minimum committed capacity and energy purchases was favorable to the Company by approximately $167 million when compared to forecasted market rates in the PJM. The amount resulting from the favorable pricing terms will be amortized to income as an offset to revenues under the power purchase agreement through December 31, 2002 based on volumes delivered. The power purchase agreement is being accounted for as an operating lease in accordance with SFAS No. 13 "Accounting for Leases."

Seasonality

     Our revenues are expected to be seasonal and affected by unusual weather conditions. Short-term prices for capacity, energy and ancillary services in the PJM market are particularly impacted by weather conditions. Peak demand for electricity typically occurs during the summer months, caused by the increased use of air-conditioning. Cooler than normal temperatures during months that are normally warm may lead to reduced use of air-conditioners, which would reduce short-term demand for capacity, energy and ancillary services and lead to a reduction in wholesale prices.

Legal Proceeding

     On August 2, 2001, PEPCO filed a civil action against Mirant in the U.S. District Court for the District of Columbia, alleging that Mirant breached the Asset Purchase and Sale Agreement ("APSA") between PEPCO and Mirant governing Mirant's purchase of most of PEPCO's electric generation assets. Specifically, PEPCO alleges that Mirant's witholding of $11.7 million from a post-closing payment for fuel inventory is in breach of the APSA. Due to the early stages of this litigation and the uncertainties in the litigation process, the Company cannot predict the outcome of this proceeding at this time.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risk is the potential loss that we may incur as a result of changes in the fair value of a particular instrument or commodity. All financial and commodities-related instruments, including derivatives, are subject to market risk. Through various hedging mechanisms, primarily contractual arrangements with Mirant Americas Energy Marketing, we attempt to mitigate some of the impact of changes in energy prices and fuel costs on our results of operations.

     We engage in commodity-related marketing and price risk management activities, through Mirant Americas Energy Marketing, in order to hedge market risk and exposure to electricity and to natural gas, coal and other fuels utilized by our generation assets. These financial instruments primarily include forwards, futures and swaps. Prior to January 1, 2001, when we adopted Statement of Financial Accounting Standards No. 133, the gains and losses related to these derivatives were recognized in the same period as the settlement of underlying physical transactions. Subsequent to the adoption of SFAS No. 133 on January 1, 2001, these derivative instruments are recorded in the consolidated balance sheet as either assets or liabilities measured at fair value, and changes in the fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. If the criteria for hedge accounting are met, changes in the fair value are recognized in other comprehensive income until such time as the underlying physical transaction is settled and the gains and losses related to these derivatives are recognized in earnings. Contractual commitments expose us to both market risk and credit risk.

     We maintain clear policies for undertaking risk-mitigating actions that may become necessary when measured risks temporarily exceed limits as a result of market conditions. To the extent an open position exists, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably. As a result, we cannot predict with precision the impact that our risk management decisions may have on our businesses, operating results or financial position. Mirant Americas Energy Marketing manages price market risk for us through formal oversight groups, which include senior management, mechanisms that independently verify transactions and measure risk and the use of a value-at-risk methodology on a daily basis. We bear all gains and losses of the price market risk activities conducted by Mirant Americas Energy Marketing on our behalf.

     For those commodity contracts in which hedge accounting criteria are met, any changes in the fair value of these contracts reflect essentially offsets to changes in the value of the underlying physical transactions. Therefore, the Company has minimal exposure to market risk on the portion of its portfolio of commodity contracts in which it is effectively hedging the exposure of its physical assets to changes in market prices.

     For those derivative instruments in which hedge criteria are not met, we employ a systematic approach to the evaluation and management of risk associated with these commodity contracts, including Value-at-Risk ("VaR"). VaR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and over a specified holding period. We use a 95% confidence interval and holding periods that vary by commodity and tenor to evaluate our VaR exposure. Based on a 95% confidence interval and employing a one-day holding period for all positions, our portfolio of positions had a VaR of $0.5 million at June 30, 2001. During the six months ended June 30, 2001 the actual daily change in fair value did not exceed the corresponding daily VaR calculation. We also utilize additional risk control mechanisms such as commodity position limits and stress testing of the total portfolio and its components.

PART II   OTHER  INFORMATION

Item 1. Legal Proceedings

         On August 2, 2001, PEPCO filed a civil action against Mirant in the U.S. District Court for the District of Columbia, alleging that Mirant breached the Asset Purchase and Sale Agreement ("APSA") between PEPCO and Mirant governing Mirant's purchase of most of PEPCO's electric generation assets. Specifically, PEPCO alleges that Mirant's witholding of $11.7 million from a post-closing payment for fuel inventory is in breach of the APSA. Due to the early stages of this litigation and the uncertainties in the litigation process, the Company cannot predict the outcome of this proceeding at this time.





                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

    MIRANT MID-ATLANTIC, LLC




    By    /s/ Gary J. Kubik
        ------------------------------------------------
          Gary J. Kubik
          Vice President, Chief Financial
          Officer and Treasurer
          (Principal Accounting Officer)
                                                           Date: August 10, 2001