Form 10-Q
period 2001-09-30
MIRANT MID ATLANTIC LLC
filed 2001-11-09
CIK 1138258

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 2001
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

                            MIRANT MID-ATLANTIC, LLC
             (Exact name of registrant as specified in its charter)

        Delaware                            58-2574140
--------------------------------   ----------------------------------------
(State or other Jurisdiction of      (I.R.S. Employer Identification No.)
Incorporation or Organization)

1155 Perimeter Center West, Suite 100, Atlanta, Georgia         30338
-------------------------------------------------------   --------------------
  (Address of Principal Executive Offices)                    (Zip Code)

                                 (678) 579-5000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                   ----------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No__
                                   ----------

                    Mirant Mid-Atlantic, LLC and Subsidiaries

                                      INDEX

                For the Quarterly Period Ended September 30, 2001

                                                                          Page
                                                                         Number

DEFINITIONS                                                                  1
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION                   2

                         PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited):

        Condensed Consolidated Statements of Income                          3
        Condensed Consolidated Balance Sheets                                4
        Condensed Consolidated Statement of Cash Flows                       6
        Condensed Consolidated Statements of Members' Equity                 7
        Notes to the Condensed Consolidated Financial Statements             8

Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition                                  13

Item 3. Quantitative and Qualitative Disclosures about Market Risk          17

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                   18
Item 2. Changes in Securities and Use of Proceeds                 Inapplicable
Item 3. Defaults Upon Senior Securities                           Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders       Inapplicable
Item 5. Other Information                                         Inapplicable
Item 6. Exhibits and Reports on Form 8-K                          Inapplicable

Signatures

                                   DEFINITIONS
TERM                                                 MEANING
---------------------------------  -----------------------------------------
Clean Air Act                      Clean Air Act Amendments of 1990
Company                            Mirant Mid-Atlantic, LLC and its subsidiaries
EPA                                U. S. Environmental Protection Agency
Exchange Act                       Securities Exchange Act of 1934
FASB                               Financial Accounting Standards Board
Mirant                             Mirant Corporation and its subsidiaries
Mirant Americas Energy Marketing   Mirant Americas Energy Marketing, L. P.
Mirant Americas Generation         Mirant Americas Generation, LLC
Mirant D.C. Operator               Mirant D.C. O&M, LLC
Mirant Mid-Atlantic                Mirant Mid-Atlantic, LLC and its subsidiaries
Mirant Peaker                      Mirant Peaker, LLC
Mirant Potomac River               Mirant Potomac River, LLC
OCI                                Other comprehensive income
PEPCO                              Potomac Electric Power Company
PJM                                PJM Interconnection Market
Securities Act                     Securities Act of 1933
SEC                                Securities and Exchange Commission
SFAS                               Statement of Financial Accounting Standards

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     The information presented in this quarterly report on Form 10-Q includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, our future financial performance or projected business results. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "targets," "potential" or "continue" or the negative of these terms or other comparable terminology.

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

     o    legislative  and  regulatory   initiatives   regarding   deregulation,
          regulation or restructuring of the electric utility industry;

     o the extent and timing of the entry of additional competition in the markets of our subsidiaries and affiliates;

     o our pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring;

     o    state, federal and other rate regulations in the United States;

     o changes in or application of environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject;

     o political, legal, market, (including, but not limited to energy and commodity supply and pricing developments) and economic conditions and developments in the United States;

     o    financial market conditions and the results of our financing efforts;

     o    changes in commodity prices and interest rates;

     o    weather and other natural phenomena;

     o performance of our projects undertaken and the success of efforts to invest in and develop new opportunities;

     o the direct or indirect effects on our business, including the availability of insurance, resulting from the terrorist attacks on September 11, 2001 or any other terrorist actions or responses to such actions;

     o the direct and indirect effects on our business resulting from the inability of significant energy market participants to perform on their delivery or payment obligations to us, or to a third party; and

     o    other  factors,  discussed  elsewhere  herein  and  in  other  reports
          (including our quarterly report on Form 10-Q filed August 10, 2001, our Registration Statement on Form S-4 filed on July 3, 2001; as amended by Form S-4/A filed August 8, 2001) described from time to time in our filings with the SEC.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake a duty to update any of the forward-looking statements.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                  (In Millions)


                                                  For the Three    For the Nine
                                                  Months Ended     Months Ended
                                                  September 30,    September 30,
                                                      2001              2001
                                                  -------------    -------------
Operating Revenues:                                  $ 293              $ 844
                                                  --------          ---------
Operating Expenses:
Cost of fuel, electricity and other products           171                481
Maintenance                                              6                 18
Rental (Note F)                                         24                 72
Depreciation and amortization                           18                 55
Selling, general and administrative                     11                 39
Taxes other than income taxes                            9                 23
Other                                                   16                 44
                                                  --------          ---------
Total operating expenses                               255                732
                                                  --------          ---------
Operating Income                                        38                112
                                                  --------          ---------
Other Income (Expense), net:
Interest income                                          6                 20
Interest expense                                        (3)                (7)
Financing fees                                           -                 (1)
                                                  --------          ---------
Total other income, net                                  3                 12
                                                  --------          ---------
Net Income                                            $ 41              $ 124
                                                  ========          =========



         The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)


                                                   September 30,   December 31,
ASSETS:                                                2001           2000
                                                   -------------  -------------
                                                     (Unaudited)
Current Assets:
Cash and cash equivalents                                  $ 86           $ 22
Receivables:
Customer accounts                                             6              1
Related parties                                              86             29
Prepaid rent (Note F)                                       101             32
Fuel stock                                                   73             33
Materials and supplies                                       47             47
Assets from risk management activities (Note D)              20              -
Other                                                         7             17
                                                   -------------  -------------
Total current assets                                        426            181
                                                   -------------  -------------

Property, Plant and Equipment:
Property, plant and equipment                             1,015          1,001
Less accumulated provision for depreciation                 (29)            (1)
                                                   -------------  -------------
                                                            986          1,000
Construction work in progress                                30             30
                                                   -------------  -------------
Total property, plant and equipment, net                  1,016          1,030
                                                   -------------  -------------

Noncurrent Assets:
Notes receivable from related parties                       223            223
Assets from risk management activities (Note D)               3              -
Goodwill, net of accumulated amortization of
 $25 and $1 for 2001 and 2000, respectively               1,249          1,352
Other intangible assets, net of accumulated
 amortization of $3 and $- for 2001 and
 2000, respectively                                         147            150
                                                   -------------  -------------
Total noncurrent assets                                   1,622          1,725
                                                   -------------  -------------
Total assets                                            $ 3,064        $ 2,936
                                                   =============  =============






         The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)



LIABILITIES AND MEMBERS' EQUITY:               September 30,   December 31,
                                                   2001           2000
                                               -------------  --------------
                                                (Unaudited)
Current Liabilities:
Accounts payable and accrued liabilities               $ 72            $ 55
Payables to related parties                              31             111
Liabilities from risk management
 activities (Note D)                                     22               -
Note payable to related party                           130              75
Other                                                     -               1
                                               -------------  --------------
Total current liabilities                               255             242
                                               -------------  --------------
Noncurrent Liabilities:
Liabilities from risk management
 activities (Note D)                                      4               -
                                               -------------  --------------
Commitments and Contingent Matters (Note F)

Members' Equity:
Members' interest                                     2,786           2,689
Deferred contract with affiliate (Note E)              (110)              -
Retained earnings                                       129               5
                                               -------------  --------------
Total members' equity                                 2,805           2,694
                                               -------------  --------------
Total liabilities and members' equity               $ 3,064         $ 2,936
                                               =============  ==============




         The accompanying notes are an integral part of these unaudited condensed consolidated balance sheets.

                  MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                (In Millions)

                                                       For the Nine Months
                                                       Ended September 30,
                                                             2001
                                                       -------------------
Cash Flows from Operating Activities:
Net income                                                       $ 124
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                       55
Deferred contract with affiliate                                    10
Risk management activities, net                                      3
Changes in certain assets and liabilities,
 excluding effects from acquisitions:
Customer accounts receivables                                       (5)
Related party receivables                                          (57)
Prepaid rent                                                       (69)
Fuel stock                                                         (40)
Other current assets                                                10
Accounts payable and accrued liabilities                            23
Payables to related parties                                         29
Other current liabilities                                           (1)
                                                       ---------------
Net cash provided by operating activites                            82
                                                       ---------------

Cash Flows from Investing Activities:
Capital expenditures                                               (40)
Asset acquisition costs                                             (2)
                                                       ---------------
Net cash used in investing activites                               (42)
                                                       ---------------
Cash Flows from Financing Activities:
Proceeds from note payable to related party                         55
Capital contributions                                               15
Dividends                                                          (46)
                                                       ---------------
Net cash provided by financing activites                            24
                                                       ---------------
Net Increase in Cash and Cash equivalents                           64
Cash and Cash Equivalents, beginning of period                      22
                                                       ---------------
Cash and Cash Equivalents, end of period                         $  86
                                                       ===============

Supplemental Cash Flow Disclosure:
Cash paid for interest, net of amounts capitalized               $   4
                                                       ===============

Noncash Investing and Financing Activity:
Capital contributions                                            $ 113
                                                       ===============




          The accompanying notes are an integral part of this unaudited condensed consolidated statement.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (UNAUDITED)
                                  (In Millions)


                                                                                            Accumulated
                                                           Deferred                            Other
                                            Members'       Contract         Retained       Comprehensive      Comprehensive
                                            Interest     With Affiliate     Earnings           Income             Income
                                          ------------- ---------------- ---------------- -----------------  -----------------
Balance, December 31, 2000                     $ 2,689              $ -      $     5              $ -
  Net income                                         -                -          124                -            $ 124
  Cumulative effect of accounting change             -                -            -               (4)              (4)
  Change in fair value of derivative
     hedging instruments                             -                -            -               49               49
  Reclassification to earnings                       -                -            -              (45)             (45)
                                                                                                                ------
  Comprehensive income                               -                -            -                -            $ 124
                                                                                                                ======
  Dividends and return of capital                  (46)               -            -                -
  Capital contributions - cash                      15                -            -                -
  Capital contributions - noncash                  113                -            -                -
  Capital contribution under
     deferred contract with affiliate              120             (120)           -                -
  Purchase price adjustment                       (105)               -            -                -
  Amortization of deferred contract
       with affiliate                                -               10            -                -
                                          ------------     ------------     ------------  -----------
Balance, September 30, 2001                    $ 2,786           $ (110)           $ 129          $ -
                                          ============     ============     ============  ===========






              The accompanying notes are an integral part of these unaudited condensed consolidated statements.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.  Accounting and Reporting Policies

     Basis of Accounting

     These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the accompanying footnotes as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and the period from July 12, 2000 (inception) through December 31, 2000 which are contained in the Company's prospectus filed with the SEC on July 3, 2001 pursuant to Rule 424 (b) under the Securities Act of 1933, with respect to the Company's registration statement on Form S-4, as amended on Form S-4/A (Registration No. 333-61668). Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented. The results for interim periods are not necessarily indicative of the results for the entire year.

     Accounting Changes

     Effective January 1, 2001, Mirant Mid-Atlantic adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. The statement requires that certain derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in OCI and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. If the derivative is designated as a net investment hedge, the changes in the fair value of the derivative are also recorded in OCI. Any ineffectiveness relating to these hedges is recognized currently in earnings.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method. Use of the pooling-of-interests method is no longer allowed. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001 and all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and generally adopts a non-amortization and periodic impairment analysis approach to goodwill and indefinitely lived intangibles. SFAS No. 142 is effective for the Company's 2002 fiscal year or for business combinations initiated after July 1, 2001. Mirant Mid-Atlantic is currently assessing the financial statement impact of both statements but has not yet determined their final impact.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for the Company's 2003 fiscal year. Mirant Mid-Atlantic is currently assessing the financial statement impact of this statement but has not yet determined its final impact.


     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

and addresses various issues related to the accounting for impairments or disposals of long-lived assets. The provisions of SFAS No. 144 are effective for the Company's 2002 fiscal year. Mirant Mid-Atlantic is currently assessing the financial statement impact of this statement but has not yet determined its final impact.

     Credit Risk

     As of September 30, 2001, Mirant Mid-Atlantic's exposure to Mirant Americas Energy Marketing, Mirant Potomac River and Mirant Peaker each represented more than 10% of its total credit exposure. Mirant Mid-Atlantic's overall exposure to credit risk may be impacted, either positively or negatively, because its counterparties may be similarly affected by changes in economic, regulatory or other conditions. Mirant Mid-Atlantic's total credit exposure is computed as total accounts and notes receivable, adjusted for risk management and derivative hedging activities, netted where appropriate.

B.  Comprehensive Income

     Comprehensive income includes unrealized gains and losses on certain derivatives which qualify as cash flow hedges. The following table sets forth the comprehensive income (in millions):

                                   Three Months Ended         Nine Months Ended
                                   September 30, 2001        September 30, 2001
                                   ------------------        ------------------
     Net income                            $41                      $124
     Other comprehensive loss              (14)                        -
                                          ----                      ----
     Comprehensive income                  $27                      $124
                                          ====                      ====

C.  Note Payable to Related Party

     The Company has a credit facility available from Mirant Americas Generation for up to $150 million, bearing an interest rate equivalent to Mirant Americas Generation's cost of funds (9.5% at September 30, 2001), and payable upon demand. As of September 30, 2001 and December 31, 2000 the Company has drawn $130 million and $75 million, respectively, on this facility.

D.  Financial Instruments

Derivative Hedging Instruments

     The Company is exposed to market risk including changes in certain commodity prices. To manage the volatility relating to those exposures, the Company enters into various derivative transactions, pursuant to the Company's policies in areas such as counterparty exposure and hedging practices.

     The Company enters into commodity financial instruments in order to hedge market risk and exposure to electricity and to oil, natural gas, and coal utilized by its generation assets. These financial instruments primarily include fixed rate power purchase agreements, forwards, futures, and swaps. Prior to the Company's January 1, 2001 adoption of SFAS No. 133"Accounting for Derivative Instruments and Hedging Activities," the gains and losses related to these derivatives were recognized in the same period as the settlement of the underlying physical transaction.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     At September 30, 2001, the fair value of the Company's derivative hedging assets and liabilities were both less than one million dollars and are included in other current assets and other current liabilities in the unaudited condensed consolidated balance sheet. If the criteria for hedge accounting are met, changes in the fair value are recognized in OCI until such time as the underlying physical transaction is settled, and the gains and losses related to these derivatives are recognized in earnings. During the three and nine months ended September 30, 2001, $32 million and $45 million, respectively, of derivative gains were reclassified to operating income. The derivative gains, when combined with the settlement of the underlying physical transactions, together represented the Company's net commodity revenues and costs.

     The Company anticipates that SFAS No. 133 will increase the volatility of both net income and other comprehensive income as derivative instruments are valued based on market prices. Therefore, as market prices change, the change in fair value of the derivatives will change.

 Risk Management Activities

     Certain financial instruments used by the Company to manage risk exposure to commodity prices do not meet the hedge criteria under SFAS No. 133. These financial instruments are recorded at fair value as risk management assets and risk management liabilities in the accompanying unaudited condensed consolidated balance sheet at September 30, 2001.

     At September 30, 2001, the Company had contracts that related to periods through 2004. The net notional amount of the risk management assets and liabilities at September 30, 2001 was approximately 2.0 million equivalent megawatt-hours. The net notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

E.  Business Developments and Related Party Transactions

Power Sales Agreement

     In August 2001, Mirant Americas Energy Marketing entered into a fixed rate power purchase agreement for the Company's capacity and energy for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004 at Mirant Americas Energy Marketing's option. The agreement includes all of the output of the facilities over the agreement term. However, Mirant Americas Energy Marketing has the option to reduce the committed capacity and energy purchases for fiscal 2002, limited to 75% of the total output of the Company's facilities, and after December 31, 2002, may reduce the committed capacity and energy purchases to zero. The Company's affiliated companies, Mirant Potomac River and Mirant Peaker, entered into fixed rate power purchase agreements with Mirant Americas Energy Marketing, on the same terms and effective over the same period as the agreement outlined above. Through the capital contribution agreement between Mirant Mid-Atlantic and Mirant, the cash available from these affiliated companies is paid as a dividend to Mirant, which in turn makes an indirect capital contribution to Mirant Mid-Atlantic for the same amount.

     At the inception date, the pricing of Mirant Americas Energy Marketing's minimum committed capacity and energy purchases over the term of the agreements was favorable to the Company and its affiliates when compared to projected market rates in the PJM. The total value to the Company and its affiliates was approximately $167 million. The amount related specifically to the Mirant Mid-Atlantic owned or leased facilities amounted to $120 million and is reflected as both an addition to members' interest and an offsetting contra equity account on the Company's unaudited condensed consolidated balance sheet and statement of members' equity at the inception of the agreements. The Company will reduce the operating revenue recognized under these agreements by the favorable variance noted above, over the contract term based on the proportion of volume delivered to the expected minimum delivery over the remaining contract

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

term. The total amount of operating revenue reductions for the three months ended September 30, 2001 was $18 million. The contra equity amount is reduced as cash is received from Mirant Americas Energy Marketing over the contract term, with cash being received in the month following the reduction to operating revenue. The total amount of cash received, attributable to the favorable variance, during the three months ended September 30, 2001 amounted to $10 million.

Hedge Transfer Agreement

     Concurrent with the power sales agreement described above, the Company transferred to Mirant Americas Energy Marketing its physical forward sales, physical and financial options, swaps, and other derivative hedging instruments related to power transactions, at the market value of $12 million. This sales amount is included in operating revenues in the accompanying unaudited condensed consolidated statements of income for both the three and nine months ended September 30, 2001. Furthermore, under the agreement, Mirant Americas Energy Marketing will not enter into any power transactions pursuant to its services agreement with the Company, for the duration of the power sales agreement, unless otherwise agreed to in writing by both the Company and Mirant Americas Energy Marketing.

Purchase Price Adjustment

     During the three months ended September 30, 2001, the Company made an adjustment to the purchase price allocation related to the purchase of certain assets from PEPCO in December 2000. This purchase price adjustment reflects the recognition of certain tax benefits that are expected to be realized by the Company's members related to the purchase. The purchase price adjustment of approximately $105 million is reflected as a reduction of both goodwill and members' interest in the accompanying unaudited condensed consolidated financial statements.

F.  Commitments and Contingent Matters

 Operating Leases

     On December 19, 2000, in conjunction with the purchase of the PEPCO assets, the Company entered into multiple sale-leaseback transactions totaling $1.5 billion relating to the Dickerson and the Morgantown baseload units and associated property. The terms of each lease vary between 28.5 and 33.75 years. The Company is accounting for these leases as operating leases.

     The Company's expenses associated with the commitments under the Dickerson and Morgantown operating leases totaled approximately $24 million and $72 million for the three and nine months ended September 30, 2001, respectively. As of September 30, 2001, estimated minimum rental commitments for all non-cancelable operating leases, which consists primarily of the obligations under the Dickerson and Morgantown leases, were approximately $54 million for the three months ended December 31, 2001 and $171 million, $151 million, $122 million and $117 million for the years 2002, 2003, 2004 and 2005, respectively. As of September 30, 2001, the total remaining minimum lease payments over the non-cancelable terms of the leases were approximately $3.0 billion. The lease agreements contain covenants that restrict the Company's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities. Permitted indebtedness as defined in the Participation Agreement allows increased debt for working capital purposes, intercompany loans, subordinated indebtedness, and guaranteed indebtedness. Permitted indebtedness plus the value at risk under unhedged transactions may not exceed $100 million less indebtedness incurred by Mirant Chalk Point, Mirant Potomac River, and Mirant Peaker.


     These leases are part of a leveraged lease transaction. Three series of certificates were issued and sold pursuant to a 144A offering. These certificates are interests in pass through trusts that hold the lessor notes issued by the owner lessors. The Company pays rent to an indenture trustee, who in turn makes payments of principal and interest to the pass through trusts and any remaining balance to the owner lessors for the benefit of the owner participants. According to the registration rights agreement dated December 18, 2000, the Company must maintain its status as a reporting company under the

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Exchange Act. The Company was also obliged to consummate an exchange offer pursuant to an effective registration statement under the Securities Act. On July 6, 2001, the Company's registration statement became effective and the exchange offer was completed in August 2001.

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

Environmental

     In January 2001, the EPA issued a request to the Company for information under the Clean Air Act, Section 114 concerning the air permitting implications of past repair and maintenance activities at the Chalk Point, Dickerson, Morgantown and Potomac River facilities. The Company has responded to this request. At this time, the Company cannot determine whether, or to what extent, any action will be brought by the EPA resulting from this matter.

G.  Subsequent Events

Mirant Corporation Litigation

     On October 25, 2001, the Company entered into a settlement with PEPCO which finalized a number of closing adjustments in connection with the asset acquisition completed in December 2000. The settlement included resolution of the civil action filed by PEPCO against Mirant on August 2, 2001 in the U.S. District Court for the District of Columbia. As a result of the settlement the Company made a net cash payment to PEPCO of $26 million. The accrual for this payment is reflected in the September 30, 2001 unaudited condensed consolidated balance sheet.

Insurance Coverage

     The worldwide commercial insurance industry has steadily contracted since mid-year 2000 making insurance coverage less available and more expensive. The September 11, 2001 attacks on the World Trade Center and the Pentagon have exacerbated the markets' condition. Mirant Mid-Atlantic's deductibles for property insurance will increase from an average of $750,000 per occurrence to $2.5 million per occurrence, and business interruption deductibles have increased from an average of 45 days per occurrence to 60 days per occurrence. While the threshold is not yet final, Mirant Mid-Atlantic's maximum exposure for catastrophic events will increase from $10 million to a minimum of $20 million. The limits available for such insurance have also reduced, except in the case of terrorism and sabotage still exceed several hundred million dollars per occurrence. This change took effect at the November 1, 2001 renewal date.

     The availability of terrorism and sabotage insurance is also significantly reduced due to the September 11 attacks. In response, Mirant has a new program for physical damage and business interruption arising from terrorist and/or sabotage events. The program provides for worldwide coverage limited to $100 million with deductibles of $5 million for physical damage and 60 days for business interruption.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Overview

     We are an indirect wholly owned subsidiary of Mirant that was formed, along with our subsidiaries, in conjunction with the acquisition of the transaction assets from PEPCO, which occurred on December 19, 2000. Prior to the acquisition of these assets from PEPCO, we had no operating history.

     As a part of the acquisition, we or our subsidiaries acquired directly from PEPCO the peaking units at the Dickerson and Morgantown generating facilities, the Chalk Point generating facility (except for the combustion turbines and the Southern Maryland Electric Cooperative combustion turbine), three ash storage facilities, the Piney Point oil pipeline and the production service center. Third party owner lessors acquired undivided interests in the baseload units at the Dickerson and Morgantown generating facilities directly from PEPCO, and we lease the Dickerson and Morgantown baseload units from the owner lessors. Our subsidiary, Mirant D.C. Operator, provides operations and maintenance services to the Buzzard Point and Benning generating stations in Washington, D.C. that PEPCO continues to own.

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

     We have entered into a power sales agreement and a separate services and risk management agreement with Mirant Americas Energy Marketing. The services and risk management agreement expires on December 31, 2001, but may be renewed annually. Effective August 1, 2001, we modified the power sales arrangement by entering into an Energy and Capacity Sales Agreement with Mirant Americas Energy Marketing, which effectively restructured our power sales arrangements with Mirant Americas Energy Marketing. The Energy and Capacity Sales Agreement expires in June 2004; however, Mirant Americas Energy Marketing has the option to extend it through December 2004. The Energy and Capacity Sales Agreement was entered into to provide us with payments for our committed capacity and energy at prices that are not directly linked to spot market prices. Furthermore, under the Energy and Capacity Sales Agreement essentially all our credit exposure is with Mirant Americas Energy Marketing.

     We expect the majority of our other revenues to be derived from sales of capacity, energy and ancillary services from the generating facilities owned or leased by us into the PJM spot and forward markets, with the balance of our revenues derived from sales to other competitive power markets or from bilateral contracts. The market for wholesale electric energy and energy services in the PJM market is largely deregulated. To the extent that we have not sold our energy and capacity under fixed price agreements, our revenues and results of operations will depend, in part, upon prevailing market prices for energy, capacity and ancillary services in the PJM market and other competitive markets. As part of our services and risk management agreement with Mirant Americas Energy Marketing, Mirant Americas Energy Marketing acts as an agent and procures fuel and emissions credits necessary for the operation of the generating facilities owned or leased by us. Mirant Americas Energy Marketing also procures or advises us to procure business

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

interruption insurance, the costs of which are charged to us. Our expenses are primarily derived from the ongoing maintenance and operations of the generating facilities owned or leased by us, capital expenditures needed to ensure their continued safe and environmentally compliant operation and our obligation to make rental payments under the leases.

Results of Operations

     Neither we, nor any of our subsidiaries have any operating history prior to December 19, 2000. Prior to the acquisition of the transaction assets from PEPCO, the transaction assets were fully integrated with PEPCO's utility operations and all results of operations were consolidated into PEPCO's financial statements. Due to the regulated nature of PEPCO's utility operations and the differences inherent in the manner in which we expect to operate the generating facilities in the PJM market, historical financial results prior to December 19, 2000 would not be meaningful or indicative of our ability to operate the transaction assets or to generate revenues. As a result, this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the operations of Mirant Mid-Atlantic for the three months and the nine months ended September 30, 2001 and excludes a discussion of, or comparison with, prior periods.

For the Three and Nine Months Ended September 30, 2001

   Operating Revenues

     Operating revenues for the three and nine months ended September 30, 2001 were $293 million and $844 million, respectively. Also included in operating revenue for the three and nine months ended September 30, 2001, are $12 million in proceeds from the August 2001 sale to Mirant Americas Energy Marketing of our physical forward sales, physical and financial options, swaps, and other derivative hedging instruments related to power transactions.

   Operating Expenses

     Operating expenses for the three and nine months ended September 30, 2001 were $255 million and $732 million, respectively.

     For the three and nine months ended September 30, 2001 fuel, electricity and other product costs totaled $171 million and $481 million, respectively, and consisted primarily of power, coal, and oil purchases.

     Maintenance expenses for the three and nine months ended September 30, 2001 totaled $6 million and $18 million, respectively. Taxes other than income taxes for the three and nine months ended September 30, 2001 totaled $9 million and $23 million, respectively.

     Operating rental expense for the three and nine months ended September 30, 2001 related to the leased generating facilities totaled $24 million and $72 million, respectively.

     Selling, general and administrative expenses for the three and nine months ended September 30, 2001 totaled $11 million and $39 million, respectively, and consist primarily of labor costs, costs for insurance, outside legal and other contract services, information technology, telephone and office administration as well as the service fee to Mirant Americas Energy Marketing.

     Other operating expenses for the three and nine months ended September 30, 2001 totaled $16 million and $44 million, respectively, and consist primarily of facility labor and other facility related costs.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Other Income (Expense)

     Other income for the three months ended September 30, 2001 included $6 million of interest income from related parties and an investment account and interest expense of $3 million related to a note payable to a related party. Other income for the nine months ended September 30, 2001 included $20 million of interest income from related parties and an investment account and interest expense of $7 million related to a note payable to a related party and financing fees of $1 million.

Liquidity and Capital Resources

     Cash flows provided through operations and debt financings are expected to be sufficient to cover our ongoing expenses, capital expenditures, and lease obligations. In addition to these cash flows, we have a dedicated working capital facility in the amount of $150 million from our indirect parent, Mirant Americas Generation. As of September 30, 2001 and December 31, 2000, $130 million and $75 million, respectively, was outstanding under the facility. Further, should the need arise, we have the ability to incur additional debt as described in the lease documents.

     We are required to make semi-annual rental payments under the Dickerson and Morgantown baseload unit leases. At September 30, 2001, estimated minimum rental commitments for all non-cancelable leases, which consists primarily of our obligations under the Dickerson and Morgantown leases, are approximately $54 million for the three months ended December 31, 2001, $171 million in 2002, $151 million in 2003, $122 million in 2004 and $117 million in 2005, respectively. As of September 30, 2001, the total remaining minimum lease payments over the non-cancelable terms of the leases are approximately $3.0 billion. A substantial amount of the projected cash flows will be used to service these payment obligations in addition to ongoing operating expenses and other expenses.

     We expect our cash needs over the next several years to be met through a combination of cash flows from operations and debt financings. Operating cash flows along with drawings under the dedicated working capital facility from Mirant Americas Generation are expected to provide sufficient liquidity for new investments, working capital and capital expenditure needs for the next 12 months.

     In August 2001, Mirant Americas Energy Marketing entered into a fixed rate power purchase agreement for our capacity and energy for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004 at Mirant Americas Energy Marketing's option. The agreement includes all of the output of the facilities over the agreement term. However, Mirant Americas Energy Marketing has the option to reduce the committed capacity and energy purchases for fiscal 2002, limited to 75% of the total output of our facilities, and after December 31, 2002, may reduce the committed capacity and energy purchases to zero. Our affiliated companies, Mirant Potomac River and Mirant Peaker, entered into fixed rate power purchase agreements with Mirant Americas Energy Marketing, on the same terms and effective over the same period as the agreement outlined above. Through the capital contribution agreement between Mirant and us, the cash available from these affiliated companies is paid as a dividend to Mirant, which in turn makes a capital contribution to us for the same amount.

      At the inception date, the pricing of Mirant Americas Energy Marketing's minimum committed capacity and energy purchases over the term of the agreements was favorable to us and our affiliates when compared to projected market rates in the PJM. The total value to our affiliates and us was approximately $167 million. The amount related specifically to the Mirant Mid-Atlantic owned or leased facilities amounted to $120 million and is reflected as both an addition to members' interest and an offsetting contra equity account on our unaudited condensed consolidated balance sheet and statement of members' equity at the inception of the agreements. We will reduce the operating revenue recognized under these agreements by the favorable variance noted above, over the contract term based on the proportion of volume delivered to the expected minimum delivery over the remaining contract term. The total amount of operating revenue reductions for the three months ended September 30, 2001 was $18 million.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The contra equity amount is reduced as cash is received from Mirant Americas Energy Marketing over the contract term, with cash being received in the month following the reduction to operating revenue. The total amount of cash received, attributable to the favorable variance, during the three months ended September 30, 2001 amounted to $10 million.

     Concurrent with the power sales agreement described above, we transferred to Mirant Americas Energy Marketing our physical forward sales, physical and financial options, swaps, and other derivative hedging instruments related to power transactions, at the market value of $12 million. This sales amount is included in operating revenues in the accompanying unaudited condensed consolidated statements of income for both the three and nine months ended September 30, 2001. Furthermore, under the agreement, Mirant Americas Energy Marketing will not enter into any power transactions pursuant to its services agreement with us, for the duration of the power sales agreement, unless otherwise agreed to in writing by both us and Mirant Americas Energy Marketing.

Seasonality

     Our revenues are expected to be seasonal and affected by unusual weather conditions. Short-term prices for capacity, energy and ancillary services in the PJM market are particularly impacted by weather conditions. Peak demand for electricity typically occurs during the summer months, caused by the increased use of air-conditioning. Cooler than normal temperatures during months that are normally warm may lead to reduced use of air-conditioners, which would reduce short-term demand for capacity, energy and ancillary services and lead to a reduction in wholesale prices. The fixed rate power purchase agreement we entered into in August 2001 with Mirant Americas Energy Marketing is expected to mitigate the seasonal factors effecting operating revenues for the duration of the agreement.

Legal Proceeding

     On October 25, 2001, we entered into a settlement with PEPCO which finalized a number of closing adjustments in connection with the asset acquisition completed in December 2000. The settlement included resolution of the civil action filed by PEPCO against Mirant on August 2, 2001 in the U.S. District Court for the District of Columbia. As a result of the settlement we made a net cash payment to PEPCO of $26 million. The accrual for this payment is reflected in the September 30, 2001 unaudited condensed consolidated balance sheet.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     We engage in commodity-related marketing and price risk management activities, through Mirant Americas Energy Marketing, in order to hedge market risk and exposure to electricity and to oil, natural gas, and coal utilized by our generation assets. These financial instruments primarily include fixed rate power purchase agreements, forwards, futures and swaps. Prior to January 1, 2001, when we adopted SFAS No. 133, the gains and losses related to derivatives were recognized in the same period as the settlement of underlying physical transactions. Subsequent to the adoption of SFAS No. 133 on January 1, 2001, derivative instruments that do not meet the normal sales and purchases exemption, are recorded in the unaudited condensed consolidated balance sheet as either assets or liabilities measured at fair value, and changes in the fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. If the criteria for hedge accounting are met, changes in the fair value are recognized in other comprehensive income until such time as the underlying physical transaction is settled and the gains and losses related to these derivatives are recognized in earnings. Contractual commitments expose us to both market risk and credit risk.

     We maintain clear policies for undertaking risk-mitigating actions that may become necessary when measured risks temporarily exceed limits as a result of market conditions. To the extent an open position exists, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably. As a result, we cannot predict with precision the impact that our risk management decisions may have on our business, operating results or financial position. Mirant Americas Energy Marketing manages price market risk for us through formal oversight groups, which include senior management, mechanisms that independently verify transactions and measure risk and the use of a value-at-risk methodology on a daily basis. We bear all gains and losses of the market risk management activities conducted by Mirant Americas Energy Marketing on our behalf.

     For commodity contracts in which hedge accounting criteria are met, any changes in the fair value essentially reflect offset changes in the value of the underlying physical transactions. Therefore, we have minimal exposure to market risk on the portion of our portfolio of commodity contracts in which we are effectively hedging the exposure of our physical assets to changes in market prices.

     For those derivative instruments in which hedge criteria are not met, we employ a systematic approach to the evaluation and management of risk associated with these commodity contracts, including Value-at-Risk ("VaR"). VaR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and over a specified holding period. We use a 95% confidence interval and holding periods that vary by commodity and tenor to evaluate our VaR exposure. Based on a 95% confidence interval and employing a one-day holding period for all positions, our portfolio of positions had a VaR of $1 million at September 30, 2001. During the nine months ended September 30, 2001 the actual daily change in fair value exceeded the corresponding daily VaR calculation three times, which falls within our 95% confidence interval. We also utilize additional risk control mechanisms such as commodity position limits and stress testing of the total portfolio and its components.

Credit Risk

     For all derivative financial instruments, we are exposed to losses in the event of nonperformance by counterparties to these derivative financial instruments. Through Mirant Americas Energy Marketing, we have established controls to determine and monitor the creditworthiness of counterparties to mitigate our exposure to counterparty credit risk. Concentrations of credit risk from financial instruments, including contractual commitments, exist when groups of counterparties have similar business characteristics or are engaged in like activities that would cause their ability to meet their contractual commitments to be adversely affected, in a similar manner, by changes in the economy or other market conditions. Mirant Americas Energy Marketing monitors credit risk for us on both an individual basis and a group counterparty basis. Our overall exposure to credit risk may be impacted, either positively or negatively, because our counterparties may be similarly affected by changes in economic, regulatory or other conditions.


PART II   OTHER INFORMATION

Item 1. Legal Proceedings

      On October 25, 2001, the Company entered into a settlement with PEPCO which finalized a number of closing adjustments in connection with the asset acquisition completed in December 2000. The settlement included resolution of the civil action filed by PEPCO against Mirant on August 2, 2001 in the U.S. District Court for the District of Columbia. As a result of the settlement the Company made a net cash payment to PEPCO of $26 million. The accrual for this payment is reflected in the September 30, 2001 unaudited condensed consolidated balance sheet.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

    MIRANT MID-ATLANTIC, LLC




    By   /s/ Gary J. Kubik
         --------------------------------
          Gary J. Kubik
          Vice President, Chief Financial
          Officer and Treasurer
          (Principal Accounting Officer)

                                                          Date: November 9, 2001