Form 10-K405
period 2001-12-31
MIRANT MID ATLANTIC LLC
filed 2002-03-28
CIK 1138258

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           _________________________

                                   FORM 10-K
               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 2001
                                       OR
             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from _____to_____

                            MIRANT MID-ATLANTIC, LLC
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                         58-2574140
--------------------------------------------------------------------------------
(State or other Jurisdiction of   (Commission File Number)   (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

 1155 Perimeter Center West, Suite 100, Atlanta, Georgia         30338
--------------------------------------------------------------------------------
        (Address of Principal Executive Offices)               (Zip Code)

                                 (678) 579-5000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)
                                   ----------

           Securities registered pursuant to Section 12(b) of the Act:

                                      None


           Securities registered pursuant to Section 12(g) of the Act:

                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.


TABLE OF CONTENTS

                 PART I                                                                             Page
Item 1           Business                                                                             4

Item 2           Properties                                                                          12

Item 3           Legal Proceedings                                                                   12
Item 4           Submission of Matters to a Vote of Security Holders                                 13

                 PART II

Item 5           Market for Registrant's Common Equity and Related Stockholder Matters               14
Item 6           Selected Financial Data                                                             14
Item 7           Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                          14
Item 7A          Quantitative and Qualitative Disclosures About Market Risk                          24
Item 8           Financial Statements and Supplementary Data                                         33
Item 9           Changes In and Disagreements with Accountants on Accounting and Financial
                 Disclosure                                                                          33

                 PART III

Item 10          Directors and Executive Officers of the Registrant                                  34
Item 11          Executive Compensation                                                              34
Item 12          Security Ownership of Certain Beneficial Owners and Management                      34
Item 13          Certain Relationships and Related Transactions                                      34

                 PART IV

Item 14          Exhibits, Financial Statement Schedules and Reports on Form 8-K                     35




                                   DEFINITIONS
TERM                                                                    MEANING
Clean Air Act                                                           Clean Air Act Amendments of 1990
EPA                                                                     U. S. Environmental Protection Agency
Exchange Act                                                            Securities Exchange Act of 1934
FASB                                                                    Financial Accounting Standards Board
FERC                                                                    Federal Energy Regulatory Commission
ISO                                                                     Independent System Operators
Mirant                                                                  Mirant Corporation and its subsidiaries
Mirant Americas                                                         Mirant Americas, Inc.
Mirant Americas Energy Marketing                                        Mirant Americas Energy Marketing, L. P.
Mirant Americas Generation                                              Mirant Americas Generation, LLC
Mirant D.C. Operator                                                    Mirant D.C. O&M, LLC
Mirant Mid-Atlantic or the Company                                      Mirant Mid-Atlantic, LLC and its subsidiaries
Mirant Mid-Atlantic Services                                            Mirant Mid-Atlantic Services, LLC
Mirant Peaker                                                           Mirant Peaker, LLC
Mirant Potomac River                                                    Mirant Potomac River, LLC
Mirant Services                                                         Mirant Services, LLC
MW                                                                      Megawatt
OCI                                                                     Other comprehensive income
PEPCO                                                                   Potomac Electric Power Company
PJM                                                                     PJM Interconnection Market
Securities Act                                                          Securities Act of 1933
SEC                                                                     Securities and Exchange Commission
SFAS                                                                    Statement of Financial Accounting Standards


                                     PART I

Item 1.  Business

OVERVIEW

     We are an indirect wholly owned subsidiary of Mirant Americas Generation, which is an indirect wholly owned subsidiary of Mirant. We were formed as a Delaware limited liability company on July 12, 2000 in conjunction with Mirant's acquisition of certain generating assets and other related assets from PEPCO. Mirant subsequently assigned its rights and obligations under the acquisition agreement to us, our subsidiaries and certain of our affiliates.

     We are primarily engaged in the development and operation of nonregulated power generation facilities in Maryland and the District of Columbia. We own approximately 2,462 MW of baseload, cycling and peaking capacity, which is fueled by a combination of coal, oil and natural gas. We also own three ash storage facilities, an oil pipeline and an engineering and maintenance facility. In addition, we lease approximately 1,790 MW of baseload capacity, which is fueled by coal.


INDUSTRY OVERVIEW

     In the United States, in response to increasing customer demand for access to low cost electricity and enhanced services, significant portions of the electricity industry are currently being restructured. New regulatory initiatives to increase competition in the domestic power generation industry have been adopted or are being considered at the federal level and by many states.

     The FERC issued Order No. 636 in 1992 and Order No. 888 in 1996 to increase competition by easing entry into natural gas and electricity markets. These orders require owners and operators of natural gas and power transmission systems, respectively, to make transmission service available on a nondiscriminatory basis to energy suppliers such as Mirant.

     In order to better ensure competitive access to transmission networks on a nondiscriminatory basis, the FERC issued Order No. 2000 in December 1999. FERC Order No. 2000 encouraged electric utilities with power transmission assets to voluntarily form regional transmission organizations to provide regional management and control of transmission assets independent of control by entities that sell electricity. Among other things, these regional transmission organizations will have the exclusive authority to initiate rate changes for the transmission system under each organization's control, exclusive operational control over a broad transmission region and ultimate responsibility for transmission planning and expansion.

     These regional transmission organizations are also expected to facilitate inter-regional coordination. In the event the response of transmission-owning utilities to FERC Order No. 2000 is deemed inadequate, the FERC has announced that it will reexamine this voluntary approach, but there can be no assurance that such action will be taken.

     FERC Order Nos. 636, 888 and 2000 are expected to better facilitate access for non-utility power generators, such as Mirant, who do not own transmission assets. The impact of these orders on our business and operations depends on the effect of these orders on the transmission operations in the markets in which we operate. Continued uncertainty over transmission pricing may discourage utilities from investing in needed transmission and cause a reduction in market opportunities, imposition of wholesale price regulation or both. We believe there is a strong trend in the United States toward competitive electric power and natural gas markets, but that our business will continue to be affected by regional and local price regulation in the near term.

     Due to changing regulatory environments and market dynamics in the United States, numerous utilities have divested generating assets. The deregulation process has led to industry consolidation and an increase in competition among the key players in the marketplace. Additionally, deregulation has provided a significant degree of liquidity in various wholesale power markets throughout the United States. This consolidation and the continued entry of new competitors may lead to potentially lower energy prices and profits.

The PJM Market and PJM Independent System Operator

     All of our generating facilities are located within the PJM market. The PJM independent system operator operates the largest centrally dispatched control area in the United States and covers all or part of Pennsylvania, New Jersey, Maryland, Delaware, Virginia and the District of Columbia.

     Utilities in a number of regions voluntarily established power pools that attempt to capture the benefits associated with being part of a larger generation and transmission system, including improved reliability through coordinated maintenance planning and shared operating reserves, as well as, the blending of load profiles and generating resources. The PJM Power Pool was the first centrally dispatched power pool in the United States and is one of the largest power pools in the world, with over 220,000 gigawatt hours of annual electricity sales.

     In response to Order 888, the members of the PJM Power Pool developed a restructuring proposal and a pool-wide open access tariff. This restructuring proposal created an independent system operator to operate the regional bulk power system, maintain system reliability, administer specified electricity markets and facilitate open access to the regional transmission system under the PJM tariff. The PJM electricity market uses market pricing for various generation services, thereby facilitating the development of a competitive bid price wholesale electricity market.

     The PJM independent system operator was certified as an independent system operator by the FERC on November 25, 1997, and it began operating on April 1, 1998. The stated objectives of this independent system operator are to ensure reliability of the bulk power transmission system and to facilitate an open competitive wholesale electricity market. To achieve these objectives, the PJM independent system operator manages the PJM Open Access Transmission Tariff (the first power pool open access tariff approved by the FERC), which provides comparative pricing and access to the transmission system. PJM also operates the PJM Interchange Energy Market, which is the region's spot market power exchange or PX, for wholesale electricity. PJM also provides ancillary services for its transmission customers and performs transmission planning for the region.

Strategy

     Our strategy is to establish and maintain a leading position in the PJM wholesale electricity market and focus on serving wholesale customers in the mid-Atlantic region. We are executing this strategy by implementing and integrating the elements of Mirant's successful strategy for the North American wholesale electricity market: comprehensive and efficient operations and maintenance practices and sophisticated risk management with access to multiple fuel and energy markets.

     We are managing our maintenance and capital budgets to focus on achieving high availability at times of peak prices. Our plant management and operators are working in conjunction with our marketing affiliate, Mirant Americas Energy Marketing, to schedule planned outages and facility maintenance when prices are expected to be low. We are maintaining an appropriate level of operations, maintenance and capital expenditures consistent with our priority of high availability at peak times.

     We are managing our fuel and energy price risk through Mirant Americas Energy Marketing, which will utilize the liquid trading hubs for electricity, natural gas, fuel oil and coal in the mid-Atlantic region on our behalf. Mirant Americas Energy Marketing is selling capacity, ancillary services and energy to other participants in the wholesale markets including the PJM independent system operator. Sales may range from short-term hourly transactions to bilateral sales agreements that extend several years. Effective August 1, 2001, however, we entered into an agreement with Mirant Americas Energy Marketing that provides for us to receive payments for our committed capacity and energy which are not directly linked to spot prices for energy. This agreement expires in 2004. Mirant Americas Energy Marketing also procures our fuel. Many of our units are able to run on multiple fuels, offering us the flexibility to respond to changes in prices of coal, fuel oil, natural gas and electricity. Purchases of fuel may range from spot purchases to long-term agreements.

     Mirant Americas Energy Marketing seeks to respond quickly to a variety of changing market signals. It bids and schedules our generation portfolio to maximize the value of the diverse mix of baseload, cycling and peaking units that we operate.

COMPETITION

     To the extent our committed capacity and energy is not currently sold under contract, we compete in the PJM market on the basis of price, operating characteristics of our generating facilities and the availability of our generating facilities to supply capacity, energy and ancillary services to the market as needed. We compete in the PJM market with a number of other major power generators. A number of additional generating facilities are being developed in the PJM market and these facilities will increase competition in the PJM market over time. Additional generating facilities are also being planned for the PJM market and could be developed in the future.

RESTRUCTURING

     In January 2002, Mirant announced a strategic business plan change designed to reduce capital spending and operating expenses. The plan outline includes the cancellation of turbine purchases orders, reduced capital spending, severing employees and the potential sale of generation facilities. At this time, we cannot assess what impact Mirant's plan will have on our results of operations, cash flows or financial position.

REGULATION

General

     Our ownership, lease and operation of our assets are subject to numerous federal, state and local statutes and regulations. These statutes and regulations, among other things, govern, to a certain extent, the rates that we may charge for the output of the generating facilities owned or leased by us and establish, in certain instances, the operating standards for such generating facilities.

Federal Regulation

     Federal Power Act. Under the Federal Power Act, the FERC possesses exclusive rate-making jurisdiction over wholesale sales of energy, capacity, ancillary services and transmission services in interstate commerce. The FERC regulates the owners of generating facilities used for the wholesale sale of energy and transmission in interstate commerce as "public utilities" under the Federal Power Act.

     On December 12, 2000 the FERC approved the transfer of those assets over which it had jurisdiction from PEPCO to us. In this order, the FERC authorized us to enter into the lease transactions for the purpose of financing the leased facilities and granted a disclaimer of jurisdiction over each of the owner participants and the owner lessors (and the trustees involved in the leveraged lease transactions) as public utilities under Section 201 of the Federal Power Act.

     All public utilities subject to the FERC's jurisdiction are required to obtain the FERC's acceptance of their rate schedules in connection with the wholesale sale of energy. On November 21, 2000, the FERC accepted for filing the proposed market rate tariffs filed by us, thereby authorizing us to make wholesale sales of energy, capacity and ancillary services at market-based rates, subject to various standard regulatory conditions, to willing purchasers in wholesale markets.

     Public Utility Holding Company Act. The Public Utility Holding Company Act provides that any corporation, partnership or other entity or organized group that owns, controls or holds power to vote 10% or more of the outstanding voting securities of a "public utility company" or a company that is a "holding company" of a public utility company is subject to regulation under the Public Utility Holding Company Act, unless an exemption is established or an order is issued by the SEC declaring it not to be a holding company. Registered holding companies under the Public Utility Holding Company Act are required to limit their utility operations to a single integrated utility system and to divest any other operations not functionally related to the operation of the utility system. In addition, a public utility company that is a subsidiary of a registered holding company under the Public Utility Holding Company Act is subject to financial and organizational regulation, including approval by the SEC of certain of its financing transactions. However, as explained below we are not subject to regulation under the Public Utility Holding Company Act.

     Under the Energy Policy Act, a company engaged exclusively in the business of owning and/or operating a facility used for the generation of energy for sale at wholesale may be exempted from the Public Utility Holding Company Act regulation as an "exempt wholesale generator." On December 11, 2000, we filed an application for exempt wholesale generator status with the FERC, which application was effective upon filing. The owner lessors filed applications for exempt wholesale generator status with the FERC on December 15, 2000. Such applications were also effective upon filing. As exempt wholesale generators, we and the owner lessors are precluded from making any direct sales to retail customers, or we will risk losing our exempt status and becoming "electric utility companies" as that term is defined in the Public Utility Holding Company Act. In addition, any retail sales in Maryland, Virginia or elsewhere will be effectuated via wholesale sales from us to a wholesale purchaser, which may then make retail sales in accordance with the state law in the relevant jurisdictions. In that circumstance, the wholesale purchaser may become subject to state regulation with regard to such retail sales.

     Lease Transaction Filings and Approvals. As explained above, we and the appropriate financial participants in the lease transactions received all FERC approvals required for the consummation of the lease transactions.

     In the event that the indenture trustees exercise certain remedies under their respective indentures and the collateral becomes the property of an indenture trustee, additional federal and state approvals may be required from the SEC, the FERC or the State of Maryland (and other state or federal agencies with respect to permits and other like entitlements) before the exercise of such remedies may be consummated. The likelihood of obtaining such approvals, or any associated terms and conditions, will depend on the law then in effect and on the particular facts and circumstances presented by such proposed transfer.

State Regulation

     We are not subject to rate regulation by the Public Service Commission of the District of Columbia or the Maryland Public Service Commission with respect to wholesale sales of energy, capacity or ancillary services. We have received all state approvals required in connection with our acquisition of certain generation assets from PEPCO in 2000. On November 15, 2000 and November 22, 2000, the Public Service Commission of the District of Columbia and the Maryland Public Service Commission, respectively, determined that the generating facilities in their respective jurisdictions are "eligible facilities" as defined in the Energy Policy Act, which determinations were required for filing applications for exempt wholesale generator status with the FERC.

Environmental Regulatory Matters

General

     Our operations are subject to a number of federal, state and local environmental regulations relating to the safety and health of personnel, the public and the environment. Key areas covered by these regulations include:

o standards and limitations on the release of air and water pollutants to the environment;
o    matters related to hazardous and toxic materials;
o    limits on noise emissions;

o    safety and health standards;
o    practices and procedures applicable to the operation of our assets; and
o    protection of endangered and threatened species.

     Compliance with these regulations requires significant expenditures. Failure to comply with any of these regulations could have material adverse effects on operation of our assets including the imposition of criminal or civil liability or fines by regulatory agencies or liability to private parties. In addition, pursuant to the asset purchase and sale agreement with PEPCO, we will indemnify PEPCO against all environmental liabilities associated with the past operation of our assets, except for fines and penalties. However, we did not indemnify PEPCO against any environmental liability relating to the disposal or release of hazardous substances by PEPCO prior to the closing of the acquisition at any off-site location or any environmental liability related to the release of fuel oil from the Piney Point oil pipeline prior to the closing. Additionally, under the asset purchase and sale agreement, we will be responsible for future compliance with applicable environmental laws affecting the respective assets acquired or leased by us.

     It is likely that environmental regulations affecting our operations will become more stringent in the future, and that it will cost more for us to comply with potential future regulations. We cannot assure you that future compliance with these regulations will not adversely affect our operations or financial condition. In the meantime, we will monitor potential regulatory developments that may impact our operations and may participate in any rulemakings applicable to our operations.

Air Emissions

     In order to reduce acid rain and ground level ozone, or smog, the federal Clean Air Act and related state laws require significant reductions in sulfur dioxide (SO2) and nitrogen oxides (NOX) emissions that result from burning fossil fuels at power plants. The primary permit that regulates generating facilities' air emissions is the Clean Air Act Title V Operating Permit. The Title V Operating Permit applications for the Dickerson, Morgantown, and the Chalk Point generating facilities were submitted in December 1996. The Maryland Department of the Environment deemed the applications complete. The Maryland Department of the Environment issued a final Title V permit for the Morgantown generating facility on October 10, 2001. The Maryland Department of the Environment has issued the preliminary draft Title V permits for the Dickerson and Chalk Point plants.

     The current permits for these generating facilities contain specific emission limits and monitoring requirements as well as other conditions that must be complied with during the operation of the plants. The Chalk Point, Morgantown and Dickerson generating facilities are also subject to limits set forth in consent agreements that PEPCO has negotiated with the Maryland Department of the Environment. The consent agreements cover requirements associated with:

o the generating facilities' compliance with Reasonably Available Control Technology standards (Title I of the Clean Air Act requires these additional standards in areas not in attainment of the National Ambient Air Quality Standards);
o Maryland's NOX Budget Rule (this Title I requirement establishes NOX emission allowance budgets for each of the coal-fired units);
o    Opacity or Visible Emission standards; and
o    compliance with other SO2 and opacity requirements.

     Each of the generating facilities is currently in compliance with applicable emission limits defined in their respective permits or in the negotiated consent agreements.

     On January 17, 2001, we received a request for information from the EPA, pursuant to its authority under the Clean Air Act, requiring us to provide records and information relevant to the repair and maintenance history of the Chalk Point, Dickerson and Morgantown power plants. We completed our response to this request in September 2001. The request for information is an information gathering tool and is not an allegation that the generating stations are in violation of the law. However, the EPA is currently engaged in a national regulatory enforcement initiative against the coal-fired electric utility industry pursuant to the New Source Review and New Source Performance Standard provisions of Title I of the Clean Air Act and its related regulations. The EPA has targeted activities widely understood in the utility industry to be routine maintenance and repair activities, which are exempt from the permitting requirements of the law. Depending on the outcome of the EPA's enforcement initiative, the potential cost of compliance could be significant.

     Sulfur Dioxide. SO2 emissions are regulated under Title IV of the Clean Air Act, which established the national Acid Rain Program to address emissions of acid rain precursors, SO2 and NOX. The Acid Rain Program mandates substantial reductions in SO2 emissions to meet a national cap for such emissions. Phase I of the Acid Rain Program set a national annual emissions cap for certain affected facilities beginning in 1995, and Phase II of this program set a national annual emissions cap for the remaining affected facilities beginning in 2000. Methods for achieving reductions in SO2 emissions include addition of emission controls, fuel switching and unit retirements. Each of the affected units at the generating facilities is subject to these requirements, whereby each affected unit is allocated a certain number of allowances that may be banked or sold under this program, such that a generating facility could acquire the additional SO2 allowance it needs to operate, or sell excess allowances to third parties. We anticipate that there will be a need to buy SO2 allowances in order to comply with the requirements of the Acid Rain Program.

     Nitrogen Oxides. Several Clean Air Act programs require reduction of NOX emissions from certain coal-fired electric utility boilers, including those operated at our generating facilities. These programs include: the Reasonably Available Control Technology requirements, Title IV of the Clean Air Act, which established the Acid Rain Program, and Title I of the Clean Air Act. Compliance with the Reasonably Available Control Technology at the Maryland facilities was achieved by the addition of Low NOX Burners and/or operational modifications.

     The Acid Rain Program imposes additional requirements on the generating facilities. Chalk Point units 1 and 2 and Morgantown units 1 and 2 became subject to the requirements of the Acid Rain Program beginning in 1995. Dickerson units 1 through 3 became subject to the requirements of the Acid Rain Program beginning in 2000. The generating facilities are in compliance with all Acid Rain Program requirements.

     Under Title I of the Clean Air Act, NOX emission budgets were established in 2000, with further reductions expected in 2003. Each of the coal-fired units at the generating facilities has been allocated NOX emission allowances. We anticipate that there will be a need to buy NOX allowances in order to comply with the Title I requirements.

     Particulates and Opacity. The EPA issued standards in July 1997 which could significantly increase the number and size of areas in the country that are not in attainment with the standard for airborne particulates. In a related rulemaking, the EPA also issued regulations requiring reduction in emissions that affect haze on a regional scale. Federal law requires states to submit what are known as revised state implementation plans that address both particulate matter emissions and regional haze at the same time. For areas that fail to attain the particulate matter standards, state implementation plan revisions that address particulate matter and regional haze should be submitted to the EPA by approximately 2007 and 2008 and should also establish an appropriate compliance period (e.g., 10 years) to meet the new standards. Both the regional haze rule and the particulate matter standard may have a material adverse effect on our assets.

     The Dickerson generating facility is currently operating under a consent order issued by the Maryland Department of the Environment which requires the coal-fired units to meet tighter visible emissions standards by June 2003. We have budgeted capital funds for the installation of state of the art baghouse control equipment to meet these standards. We are re-negotiating terms of the consent order and seeking to extend the compliance period to October 2003 in order to accommodate construction of this new emission control equipment.

     The District of Columbia entered into a Consent Decree in December 2001 with the owner of the Benning generating facility, which we operate under an Operation and Maintenance Agreement that expires in 2003. As part of this settlement, the owner, PEPCO, paid a $70,000 penalty to address past excess visible emissions. We were responsible for $6,667 of this penalty to cover our operation of the facility from December 19-31, 2000. We operated the facility for the duration of 2001 in full compliance with the terms and conditions of the order.

    Mercury. In December 2000, the EPA determined that mercury emissions for coal and oil-fired power plants should be regulated. The proposed rule is scheduled to be issued in 2003 with the final rule scheduled to be issued in 2004. Compliance could be required by approximately 2007, and may result in additional costs to the generating facilities. Currently, given the uncertain status of these possible requirements, we cannot determine if they will have a material adverse effect on our assets.

     Carbon Dioxide (CO2). In 1993, President Clinton committed the United States to limit CO2 and other greenhouse gas emissions to their 1990 levels by the year 2000. It became apparent that this goal was unlikely to be met by most industrialized nations, and the Kyoto Protocol was formulated to expedite a global climate treaty. If adopted by the participating nations, the Kyoto Protocol or any climate treaty will have significant economic consequences for the utility industry as a whole, and particularly for coal- fired generating facilities. The United States has signed the Kyoto Protocol, which if ratified, would require the United States to significantly reduce its greenhouse gas emissions between 2008 and 2012. If the treaty is ratified, the EPA would then initiate a rulemaking process. In March 2001, President Bush officially pronounced his opposition to the Kyoto Protocol. The cost of meeting any future CO2 requirements could be significant. Currently, any reductions in greenhouse gas emissions are based on voluntary reduction measures.

Hazardous Material and Wastes

     The EPA has indicated that within the next few years it plans to promulgate new national regulations governing coal ash management, which would be enforceable at the state level. Such regulations are anticipated to require increased groundwater monitoring and/or installation of an impermeable lining system, when warranted by site-specific conditions. Our three ash disposal sites currently have groundwater monitoring in place. One of these ash sites, in Faulkner Maryland, is currently operating under a consent order issued by the Maryland Department of the Environment which requires implementation of a treatment system to improve groundwater and surface water quality. Funds have been budgeted to install this system in 2002. In addition, we are currently evaluating processes to increase the reutilization of our ash and to minimize the quantity of ash that is land disposed, and we plan to install liner systems, if required by new regulation as new ash disposal "cells" are created. Therefore, we do not expect the EPA's new coal ash management regulations to have a significant cost impact on our assets.

     Our facilities are also subject to several waste management laws and regulations in the United States. The Resource Conservation and Recovery Act sets forth very comprehensive requirements for handling of solid and hazardous wastes. The generation of electricity produces non-hazardous and hazardous materials, and we incur substantial costs to store and dispose of waste materials from our facilities.

Water Issues

     Our facilities, including the ash disposal sites, have been designed and are operated to meet strict water and wastewater compliance standards, which have been established through the National Pollutant Discharge Elimination System program permits. In general, these permits have established limitations on temperature, pH, residual chlorine or other oxidants, certain metals such as iron and copper, suspended solids, oil and grease, biochemical oxygen demand and fecal coliform, depending on specific effluent sources. With respect to temperature limits, the Dickerson and Chalk Point generating facilities have been granted thermal variances, which are authorized when a facility has demonstrated that its thermal discharge has not caused appreciable harm to the aquatic community in the receiving water body. Historically, the variances have been renewed and we expect such renewals in the future.

     A number of groundwater protection measures at our assets have been implemented, which include:

o    a lined coal pile at the Morgantown facility;

o    clay-lined active dry ash disposal sites; and
o an extensive network of groundwater monitoring wells, designed to monitor potential sources of contamination.

     In 2001, we satisfied the conditions of an existing consent order that PEPCO had negotiated with the Maryland Department of the Environment addressing water quality at the Morgantown facility in and around coal and coal by-product management areas. We are negotiating terms and conditions of a new order to continue addressing surface and groundwater quality in the area.

     Regulatory developments that may affect intake and discharge of cooling water at our facilities include regulation of intake structures and development of total maximum daily loads. We do not know at this point what impact, if any, these developments may have on our assets. With respect to existing cooling water intake structures, the EPA issued proposed regulations for existing facilities on February 28, 2002, and is required to promulgate final regulations by August 28, 2003. The EPA has issued a new rule that would impose more stringent standards on the cooling water intakes for new plants.

Water Appropriation

     Our facilities withdraw water from surface water and/or groundwater sources for a variety of uses, such as providing cooling and drinking water. The State of Maryland regulates the appropriation of water through a water appropriation permitting program. Historically, these permits have been renewed without problems or controversy. Our facilities have all necessary water appropriation permits in place and are operating within their withdrawal limits.

Environmental Site Assessments

     Other than visual observations of the sites, we have not conducted any independent investigation of environmental conditions at our facility sites, but have relied exclusively on Phase I of Environmental Site Assessments conducted in 1999 by PEPCO's environmental consultants. Currently unknown environmental conditions at any of our facilities may have a material adverse effect on the transaction assets or our ability to pay the rent under the leases. Our decision to acquire our facilities without further environmental investigation increases the risk of such unknown conditions.


EMPLOYEES

     We do not have any employees of our own. Mirant Mid-Atlantic Services and Mirant Services have approximately 820 full-time employees which provide all operations, maintenance and general management personnel to us. All of the generation facilities are staffed by a combination of union and nonunion employees. All union employees are covered by a collective bargaining agreement with the International Brotherhood of Electrical Workers, Local 1900. The collective bargaining agreement expires on May 31, 2003, with annual automatic renewals unless either party delivers two month's prior written notice. However, the agreement is subject to reopening for wages and benefits in 2002.

     In 2002, all employees of Mirant Mid-Atlantic Services were transferred to its holding company, Mirant Services and are now employees of Mirant Services.

Item 2.  Properties




                                                                     Mirant
                                                                  Mid-Atlantic's
                                                                        %
                                                                   Leasehold/             Net Equity
     Power Generation                            Primary Fuel      Ownership     Total    Interest in     Operated
      Business                  Location                            Interest      MW (1)    Total MW          MW
     -------------------------- ---------------- ----------------- ------------ ---------- ------------- -------------
      Morgantown(3) ............ Maryland        Oil/Coal             100%       1,492        1,492         1,492
      Dickerson (4)............. Maryland        Oil/Gas/Coal         100          853          853           853
      Chalk Point(2)............ Maryland        Coal/Gas/Oil         100        2,429        2,429         2,429
      Potomac River(2).......... Virginia        Coal                 100          482          482           482
      Benning/Buzzard Point..... District of     Oil                    0            0            0           806
                                 Columbia                                       -------     --------     ---------
        Subtotal................                                                 5,256        5,256         6,062
                                                                                =======     ========     =========

(1)  MW amounts reflect net dependable capacity.

(2) Includes assets owned or leased by Mirant (a total of 1,004 MW) that are subject to capital contribution agreements between Mirant and us.

(3)  Includes lease of 1,244 MW of baseload capacity.

(4)  Includes lease of 546 MW of baseload capacity.

Item 3.  Legal Proceedings

Environmental Information Requests: In January 2001, the EPA issued a request to us for information under the Clean Air Act concerning the air permitting implications of past repair and maintenance activities at our Chalk Point, Dickerson and Morgantown plants in Maryland. We have responded fully to this request. We cannot provide assurance that lawsuits or other administrative actions against our power plants will not be filed or taken in the future. If an action is filed against us or our power plants and we are judged to not be in compliance, this could require substantial expenditures to bring our power plants into compliance and could have a material adverse effect on our financial condition, cash flows and results of operations.

PEPCO Litigation: On October 25, 2001, we entered into a settlement with PEPCO which finalized a number of closing adjustments in connection with the asset acquisition completed in December 2000. The settlement included resolution of the civil action filed by PEPCO against Mirant on August 2, 2001 in the U.S. District Court for the District of Columbia. As a result of the settlement, we made a net cash payment to PEPCO of $26 million.

Asbestos Cases: On December 19, 2000, Mirant, through its subsidiaries and together with lessors in a lease transaction, purchased from PEPCO four electric generation facilities in the Washington D.C. area. As a part of the purchase, and with certain qualifications, Mirant agreed to indemnify PEPCO for certain liabilities arising in lawsuits filed after December 19, 2000, even if they relate to incidents occurring prior to that date. Since the acquisition, PEPCO has notified Mirant of approximately 30 asbestos cases, distributed among three Maryland jurisdictions (Prince George's County, Baltimore City and Baltimore County), as to which it claims a right of indemnity. In each of these claims, PEPCO's liability is primarily grounded on the theory of premises liability. Each plaintiff seeks a multi-million dollar award. It is expected that additional such lawsuits will be filed in the future, however, the number of such additional lawsuits cannot now be determined. We believe that substantial defenses to liability exist and that, even if found liable, plaintiffs' damages claims are greatly exaggerated. Based on information and relevant circumstances known at this time, we do not believe these suits will have a material adverse effect on our financial position. An unfavorable decision, however, could have a material adverse effect on results of operations in the particular year in which a decision is rendered.


Item 4.  Submission of Matters to a Vote of Security Holders

     None

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      Mirant Mid-Atlantic is an indirect wholly owned subsidiary of Mirant; therefore, Mirant Mid-Atlantic's common stock is not publicly traded.


Item 6.  Selected Financial Data

         Omitted pursuant to General Instruction I(2)(c) of Form 10-K.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

     We are an indirect wholly owned subsidiary of Mirant which was formed, along with our subsidiaries, in conjunction with the acquisition of our facilities from PEPCO which occurred on December 19, 2000. Prior to the acquisition of these facilities from PEPCO, we had no operating history.

     As a part of the acquisition, we or our subsidiaries acquired directly from PEPCO the peaking units at the Dickerson and Morgantown generating facilities, the Chalk Point generating facility (except for the combustion turbines and the Southern Maryland Electric Cooperative combustion turbine), three ash storage facilities, the Piney Point oil pipeline and an engineering and maintenance facility. Furthermore, owner lessors acquired undivided interests in the baseload units at the Dickerson and Morgantown generating facilities directly from PEPCO, and we lease the Dickerson and Morgantown baseload units from the owner lessors. Our subsidiary, Mirant D.C. Operator, provides operations and maintenance services to the Buzzard Point and Benning generating stations in Washington, D.C. that PEPCO continues to own.

     Mirant Potomac River and Mirant Peaker, both of which are direct subsidiaries of Mirant, were also formed in conjunction with the acquisition of our facilities from PEPCO. Mirant Potomac River and Mirant Peaker acquired the Potomac River generating facility and the Chalk Point combustion turbines (including the rights and obligations with respect to the Southern Maryland Electric Cooperative combustion turbine), respectively, directly from PEPCO. These purchases by Mirant Potomac River and Mirant Peaker were funded by loans from us evidenced by notes and a capital contribution from Mirant. Under the capital contribution agreement, Mirant will cause, unless prohibited by law, Mirant Potomac River and Mirant Peaker to make distributions to Mirant, at least once per quarter, of all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and the Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to us.

     We have entered into a power sales agreement and a separate services and risk management agreement with Mirant Americas Energy Marketing. The services and risk management agreement expires on December 31, 2002 and may be renewed annually. Effective August 1, 2001, we modified the power sales arrangement by entering into an Energy and Capacity Sales Agreement ("ECSA") with Mirant Americas Energy Marketing, which effectively restructured our power sales arrangements with Mirant Americas Energy Marketing. The ECSA expires in June 2004; however, Mirant Americas Energy Marketing has the option to extend it through December 2004. The ECSA was entered into to provide us with payments for our committed capacity and energy at prices that are not directly linked to spot market prices. Furthermore, under the ECSA essentially all our credit exposure is with Mirant Americas Energy Marketing.

     We expect the majority of our other revenues to be derived from sales of capacity, energy and ancillary services from the generating facilities owned or leased by us into the PJM spot and forward markets, with the balance of our revenues derived from sales to other competitive power markets or from bilateral contracts. The market for wholesale electric energy and energy services in the PJM market is largely deregulated. To the extent that we have not sold our energy and capacity under fixed price agreements, our revenues and results of operations will depend, in part, upon prevailing market prices for energy, capacity and ancillary services in the PJM market and other competitive markets. As part of our services and risk management agreement with Mirant Americas Energy Marketing, Mirant Americas Energy Marketing acts as agent and procures fuel and emissions credits necessary for the operation of the generating facilities owned or leased by us. Mirant Americas Energy Marketing also procures or advises us to procure business interruption insurance, the costs of which are charged to us. Our expenses are primarily derived from the ongoing maintenance and operations of the generating facilities owned or leased by us, capital expenditures needed to ensure their continued safe and environmentally compliant operation and our obligation to make rental payments under the leases.

Restructuring

     In January 2002, Mirant announced a strategic business plan change designed to reduce capital spending and operating expenses. The plan outline includes the cancellation of turbine purchases orders, reduced capital spending, severing employees and the potential sale of generation facilities. At this time, we cannot assess what impact Mirant's plan will have on our results of operations, cash flows or financial position.

Results of Operations

     Neither Mirant Potomac River, Mirant Peaker, we, nor any of our subsidiaries have any operating history prior to December 19, 2000. Prior to the acquisition of our facilities from PEPCO, our facilities were fully integrated with PEPCO's utility operations and all results of operations were consolidated into PEPCO's financial statements. Due to the regulated nature of PEPCO's utility operations and the differences inherent in the manner in which we expect to operate the generating facilities in the PJM market, historical financial results prior to December 19, 2000 would not be meaningful or indicative of our ability to operate our assets or to generate revenues. As a result, this Management's Discussion and Analysis of Financial Condition and Results of Operations reflects the operations of Mirant Mid-Atlantic beginning December 19, 2000 and excludes a discussion of, or comparison with, prior periods.


For the Year Ended December 31, 2001

Operating Revenues

     Operating revenues for the year ended December 31, 2001 were $1,054 million. Included in operating revenue for the year ended December 31, 2001 are $12 million in proceeds from the August 2001 sale to Mirant Americas Energy Marketing of our physical forward sales, physical and financial options, swaps, and other derivative hedging instruments related to power transactions. As of August 1, 2001, we entered into a fixed rate power purchase agreement with Mirant Americas Energy Marketing under which we began selling all our generated power at agreed upon prices. Prior to August 1, 2001, we received spot prices for all our generated power.

Operating Expenses

     Operating expenses for the year ended December 31, 2001 were $893 million.

     For the year ended December 31, 2001 fuel, electricity and other product costs totaled $553 million and consisted primarily of power, coal, oil and gas purchases. Although we entered into a fixed rate power purchase agreement with Mirant Americas Energy Marketing, effective August 1, 2001, we are still subject to risks associated with fuel prices since we continue to pay Mirant Americas Energy Marketing for the actual costs it incurs to procure fuel on our behalf.

     Maintenance expenses for the year ended December 31, 2001 totaled $30 million. Taxes other than income taxes, which consisted primarily of property taxes, for the year ended December 31, 2001 totaled $30 million.

     Operating rental expense for the year ended December 31, 2001 related to the leased generating facilities totaled $96 million.

     Depreciation and amortization expense for the year ended December 31, 2001 totaled $75 million.

     Selling, general and administrative expenses for the year ended December 31, 2001 totaled $52 million and consisted primarily of labor costs, costs for insurance, outside legal and other contract services, information technology, telephone and office administration as well as a service fee to Mirant Americas Energy Marketing.

     Other operating expenses for the year ended December 31, 2001 totaled $57 million and consisted primarily of facility labor and other facility related costs.

Other Income (Expense)

     Other income for the year ended December 31, 2001 included $27 million of interest income from related parties and an investment account, partially offset by interest expense of $11 million related primarily to a note payable to Mirant Americas Generation and financing fees of $1 million.


For the Period from July 12, 2000 (Inception) through December 31, 2000

 Operating Revenues

     Operating revenues for the period from July 12, 2000 (inception) through December 31, 2000 were $40 million.

Operating Expenses

     Operating expenses for the period from July 12, 2000 (inception) through December 31, 2000 were $32 million.

     For the period from July 12, 2000 (inception) through December 31, 2000, fuel, electricity and other product costs totaled $14 million and consisted primarily of power, coal, and oil purchases.

     Operating rental expense for the period from July 12, 2000 (inception) through December 31, 2000 related to the leased generating facilities totaled $3 million.

     Depreciation and amortization expense for the period from July 12, 2000 (inception) through December 31, 2000 totaled $2 million.

     Selling, general and administrative expenses for the period from July 12, 2000 (inception) through December 31, 2000 totaled $9 million, including $5 million in nonrecurring business development expense charges. The remaining $4 million consisted primarily of labor cost, costs for insurance, outside legal and other contract services, information technology, telephone and office administration as well as a service fee to Mirant Americas Energy Marketing.

     Other operating expenses for the period from July 12, 2000 (inception) through December 31, 2000 totaled $4 million and consisted primarily of facility labor and other facility related costs.

Other Income (Expense)

     Other income for the period from July 12, 2000 (inception) through December 30, 2000 included $1 million of interest income from related parties and an investment account and financing fees of $4 million.

Liquidity and Capital Resources

     Cash flows provided through operations are expected to be sufficient to cover our ongoing expenses and capital expenditures. However, should the need arise, we have the ability to incur additional debt subject to the terms of our lease agreement.

     As of December 31, 2001, the future obligations associated with our operating leases are (rounded to millions) $172 million in 2002, $152 million in 2003, $123 million in 2004, $118 million in 2005, $107 million in 2006. As of
December 31, 2001, the total notional remaining minimum lease payments over the non-cancelable terms of the leases were approximately $2.9 billion. A substantial amount of the projected cash flows will be used to service these payment obligations in addition to ongoing operating expenses and other expenses.

     We expect our cash needs over the next several years to be met primarily by cash flows from operations and, to some extent, capital contributions from Mirant Peaker and Mirant Potomac River. Operating cash flows are expected to provide sufficient liquidity for working capital and capital expenditure needs for the next 12 months.

     On December 18, 2000, we completed an offering of $454 million principle amount of Series A pass through certificates, $435 million principle amount of Series B pass through certificates and $335 million principle amount of Series C pass through certificates. These certificates are not our direct obligations. Instead, each certificate represents a fractional undivided interest in one of three pass through trusts formed pursuant to three trust agreements.

     During 2001, we entered into a cash management agreement with Mirant, whereby any excess cash is transferred to Mirant pursuant to a note agreement which is payable upon demand. The repayment of any advances made by our operating subsidiaries to Mirant is subordinate to the repayment and performance of all senior obligations of Mirant.

     The property of the pass through trusts consists of lessor notes which were issued in connection with eleven separate lease transactions with respect to the undivided interests in either of the following facilities: (i) the Dickerson electric generating baseload units and related assets or (ii) the Morgantown electric generating baseload units and related assets. The lessor notes are secured by an interest in the described facilities and certain rights under the related lease and related financing documents. The lessor notes held in each pass through trust have an interest rate and final maturity corresponding to the interest rate and final maturity applicable to the certificates issued by the pass through trusts.

     The pass through certificates restrict our ability to incur further indebtedness in certain circumstances. Increased indebtedness is permitted for a number of purposes and in a number of forms, including for working capital purposes, intercompany loans, subordinated indebtedness and guaranteed indebtedness. If the form or purpose of indebtedness is not specifically permitted by the lease agreement, additional indebtedness cannot be incurred unless each of Moodys and Standard & Poors confirms the then current rating for the pass through certificates; provided, however, that if the certificates are rated by either agency as below investment grade, the additional indebtedness may not be incurred unless we meet certain coverage ratios. The pass through certificates also restrict our ability to make certain payments. Among the limitations is a prohibition on dividend payments unless certain coverage ratios are met.

     As of March 15, 2002, the pass through certificates had a credit rating of Baa3 (investment grade) with a negative watch by Moody's and BBB- (investment grade) with a stable outlook by S&P. While the foregoing indicates the ratings from the various agencies, we note that these ratings are not a recommendation to buy, sell or hold the pass through certificates and that each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgement, circumstances in the future so warrant.

     In August 2001, Mirant Americas Energy Marketing entered into a fixed rate power purchase agreement for our capacity and energy for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004 at Mirant Americas Energy Marketing's option. The agreement includes all of the output of the facilities over the agreement term. However, Mirant Americas Energy Marketing has the option to reduce the committed capacity and energy purchases for fiscal 2002, limited to 75% of the total output of our facilities, and after December 31, 2002, may reduce the committed capacity and energy purchases to zero. Mirant Americas Energy Marketing has elected to take 100% capacity and energy in 2002. Our affiliated companies, Mirant Potomac River and Mirant Peaker, entered into fixed rate power purchase agreements with Mirant Americas Energy Marketing, on the same terms and effective over the same period as the agreement outlined above. Through the capital contribution agreement between Mirant and us, the cash available from these affiliated companies is paid as a dividend to Mirant, which in turn makes a capital contribution to us for the same amount.

     At the inception date, the pricing of Mirant Americas Energy Marketing's minimum committed capacity and energy purchases over the term of the agreements was favorable to us and our affiliates when compared to projected market rates in the PJM. The total value to our affiliates and us was approximately $167 million. The amount related specifically to the Mirant Mid-Atlantic owned or leased facilities amounted to $120 million and is reflected as both an addition to members' interest and an offsetting contra equity account on our condensed consolidated balance sheet and statement of members' equity at the inception of the agreements. We will reduce the operating revenue recognized under these agreements by the favorable variance noted above, through 2002 based on the proportion of volume delivered to the expected minimum delivery over the remaining contract term. The total amount of operating revenue reductions for the year ended December 31, 2001 was $33 million.

     The contra equity amount is reduced as cash is received from Mirant Americas Energy Marketing over the contract term, with cash being received in the month following the reduction to operating revenue. The total amount of cash received, attributable to the favorable variance, during the year ended December 31, 2001 amounted to $29 million.

     Concurrent with the power sales agreement described above, we transferred to Mirant Americas Energy Marketing our physical forward sales, physical and financial options, swaps, and other derivative hedging instruments related to power transactions, at the market value of $12 million. This sales amount is included in operating revenues in the accompanying consolidated statements of income for the year ended December 31, 2001. Furthermore, under the agreement, Mirant Americas Energy Marketing will not enter into any power transactions pursuant to its services agreement with us, for the duration of the power sales agreement, unless otherwise agreed to in writing by both us and Mirant Americas Energy Marketing.

Commitments and Capital Expenditures

Operating Leases

     On December 19, 2000, in conjunction with the purchase of the PEPCO assets, the Company entered into multiple sale-leaseback transactions totaling $1.5 billion relating to the Dickerson and the Morgantown baseload units and associated property. The terms of each lease vary between 28.5 and 33.75 years. The Company is accounting for these leases as operating leases.

     The Company's expenses associated with the commitments under the Dickerson and Morgantown operating leases totaled approximately $96 million for the year ended December 31, 2001 and approximately $3 million for the period from July 12, 2000 (inception) through December 31, 2000. As of December 31, 2001, estimated minimum rental commitments for non-cancelable operating leases, which primarily consisted of the Dickerson and Morgantown operating leases, are $172 million for the year ended December 31, 2002 and $152 million, $123 million, $118 million and $107 million for the years 2003, 2004, 2005 and 2006, respectively. As of December 31, 2001, the total notional remaining minimum lease payments over the non-cancelable terms of the leases were approximately $2.9 billion.

     These leases are part of a lease transaction. Three series of certificates were issued and sold pursuant to a 144A offering. These certificates are interests in pass through trusts that hold the lessor notes issued by the owner lessors. The Company pays rent to an indenture trustee, which in turn makes payments of principal and interest to the pass through trusts and any remaining balance to the owner lessors for the benefit of the owner participants. According to the registration rights agreement dated December 18, 2000, the Company must maintain its status as a reporting company under the Exchange Act.

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

Site Leases and Site Subleases

     The Company leases the ground interests for the Dickerson and Morgantown leased facilities to the owner lessors who in turn sublease the ground interests to the Company. The terms of each site lease vary between 38 and 45 years. The terms of each site sublease are coterminous with the term of each lease for the respective facility. Rent payable under each site lease and site sublease is automatically offset against the other, such that no amounts will be payable by the Company or the owner lessors.

Litigation and Other Contingencies

Environmental Information Requests

      In January 2001, the EPA issued a request to Mirant Mid-Atlantic for information under the Clean Air Act concerning the air permitting implications of past repair and maintenance activities at its Chalk Point, Dickerson and Morgantown plants in Maryland. We have responded fully to this request. We cannot provide assurance that lawsuits or other administrative actions against our power plants will not be filed or taken in the future. If an action is filed against us or our power plants and we are judged to not be in compliance, this could require substantial expenditures to bring our power plants into compliance and could have a material adverse effect on our financial condition, cash flows and results of operations.

PEPCO Litigation

      On October 25, 2001, we entered into a settlement with PEPCO which finalized a number of closing adjustments in connection with the asset acquisition completed in December 2000. The settlement included resolution of the civil action filed by PEPCO against Mirant on August 2, 2001 in the U.S. District Court for the District of Columbia. As a result of the settlement, we made a net cash payment to PEPCO of $26 million.

Asbestos Cases

      On December 19, 2000, Mirant, through its subsidiaries and together with lessors in a lease transaction, purchased from PEPCO four electric generation facilities in the Washington D.C. As a part of the purchase, and with certain qualifications, Mirant agreed to indemnify PEPCO for certain liabilities arising in lawsuits filed after December 19, 2000, even if they relate to incidents occurring prior to that date. Since the acquisition, PEPCO has notified Mirant of approximately 30 asbestos cases, distributed among three Maryland jurisdictions (Prince George's County, Baltimore City and Baltimore County), as to which it claims a right of indemnity. In each of these claims, PEPCO's liability is primarily grounded on the theory of premises liability. Each plaintiff seeks a multi-million dollar award. It is expected that additional such lawsuits will be filed in the future, however, the number of such additional lawsuits cannot now be determined. We believe that substantial defenses to liability exist and that, even if found liable, plaintiffs' damages claims are greatly exaggerated. Based on information and relevant circumstances known at this time, we do not believe these suits will have a material adverse effect on our financial position. An unfavorable decision, however, could have a material adverse effect on results of operations in the particular year in which a decision is rendered.

Maryland Taxes

     The Maryland General Assembly is considering legislation proposed by the Governor that could potentially double personal property taxes paid by power plants in the state. Under the proposal, Mirant Mid-Atlantic's personal property tax in Maryland could increase from approximately $30 million to a total of approximately $60 million. The tax increase would be applicable for the fiscal year beginning July 1, 2002. The proposal is currently being discussed, and the ultimate outcome is uncertain. The General Assembly is scheduled to approve a budget by April 1, 2002; adjournment is set for April 8, 2002.

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

Related Party Arrangements and Transactions

Our Relationship with Mirant

     Ninety-nine percent of our membership interests are owned by Mirant Mid-Atlantic Investments, LLC and one percent of our interests are owned by Mirant Mid-Atlantic Management, Inc. which are both direct wholly owned subsidiaries of Mirant Americas Generation. Mirant Americas Generation is a direct wholly owned subsidiary of Mirant Americas, which is a direct wholly owned subsidiary of Mirant.

     We have been organized and operated as a legal entity separate and apart from Mirant and any other affiliates of Mirant. Therefore, our facilities are not generally available to satisfy the obligations of Mirant or any other affiliates of Mirant. However, our unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of these parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to Mirant or any of its affiliates. Mirant is not obligated to make any payments under the certificates or lessor notes and are not obligated to guarantee our lease obligations, other than any credit support provided by Mirant.

Management, Personnel and Administrative Services Agreements

     Mirant Mid-Atlantic Services and Mirant Services, each acting as an independent contractor, provide us various management, personnel and administrative services. Mirant Mid-Atlantic Services hired former PEPCO personnel to provide us with operation, maintenance and general management services. Mirant Mid-Atlantic Services has a labor contract with the International Brotherhood of Electrical Workers that extends to May 2003 and involves approximately 70% of our operating personnel. In addition to operations personnel, both companies also provide personnel to perform contract administrative services; bookkeeping, accounting and auditing services; finance and treasury services; tax assistance and insurance and bonding assistance. Both companies assume all liabilities for pension and other employee benefits for its employees and we have no obligation to provide for pension or other employee benefits, which relate to the period subsequent to the PEPCO acquisition. We pay a fee to Mirant Mid-Atlantic Services and Mirant Services equal to Mirant Mid-Atlantic Services' and Mirant Services' costs of providing such services. However, we did assume a pre-acquisition liability for pension and employee benefits of approximately $92 million which is included in payables to affiliates in the accompanying December 31, 2000 consolidated balance sheet. In 2001, this payable was assumed by Mirant and accounted as a purchase price adjustment during 2001. Both Mirant Mid-Atlantic Services' and Mirant Services' agreements with us expire on December 31, 2002 and will automatically renew for successive one year terms unless either party to either agreement notifies the other party, at least 30 days prior to the expiration date, that the agreement will not be renewed.

     The total fees incurred under both agreements for the year ended December 31, 2001 were approximately $104 million and for the period from July 12, 2000 (inception) through December 31, 2000 were approximately $8 million.

Ash Disposal and Storage Services Agreements

     Mirant MD Ash Management, acting as an independent contractor, provides services, personnel and resources to load, transport, unload and store ash produced by each of the generating stations. Each generating station utilizing such services pays a fee to Mirant MD Ash Management equal to Mirant MD Ash Management's cost of providing such services. This agreement will expire on

December 31, 2002 and will automatically renew for successive one year terms unless either party to the agreement notifies the other party, at least 30 days prior to the expiration date, that the agreement will not be renewed. After intercompany eliminations, the total revenue recognized, representing services to Mirant Potomac River, under this agreement for the year ended December 31, 2001 was $742 thousand and for the period from July 12, 2000 (inception) through December 31, 2000 was $21 thousand. The receivable under this agreement as of December 31, 2001 was $29 thousand and as of December 31, 2000 was $21 thousand.

Common Facilities Agreement

     Mirant Chalk Point provides services and resources for and access to the common facilities shared by Mirant Chalk Point and Mirant Peaker at the Chalk Point generating facility. Mirant Peaker pays a fee to Mirant Chalk Point equal to Mirant Chalk Point's costs of providing such services in conjunction with the operation and maintenance of the combustion turbines at the Chalk Point generating facility. This common facilities agreement will expire on December 31, 2002 and will automatically renew for successive one year terms unless either party to the agreement notifies the other party to the agreement that the agreement will not be renewed at least 30 days prior to the expiration date. For the year ended December 31, 2001 we incurred $2 million in costs and recognized $2 million in operating revenues associated with this agreement. For the period from July 12, 2000 (inception) through December 31, 2000 we incurred no costs and recognized no revenue associated with this agreement.

Capital Contribution Agreement

     The purchases of the Potomac River generating facility and the Chalk Point combustion turbines (including the rights and obligations with respect to the Southern Maryland Electric Cooperative combustion turbine) by Mirant Potomac River and Mirant Peaker, respectively, were funded by a capital contribution from Mirant and loans from the Company evidenced by notes. Under the capital contribution agreement, Mirant Potomac River and Mirant Peaker will make distributions to Mirant at least once per quarter, if funds are available. Distributions will equal all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and the Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to the Company. For the year ended December 31, 2001, total capital contributions received by the Company under this agreement totaled $25 million.

Power Sales Agreements

     In 2000, we entered into a master power sales agreement with Mirant Americas Energy Marketing which was amended in March 2001. Under the terms of the agreement, as amended, we agreed to supply all capacity, ancillary services and energy requirements to meet Mirant Americas Energy Marketing's obligations under the PEPCO transition power agreements which are not met by deliveries under the PEPCO power purchase agreements. Our agreement to supply Mirant Americas Energy Marketing's obligations under the transition power agreements also includes supplying power to Mirant Americas Energy Marketing to enable it to meet the load requirements for any retail customer served by a supplier supplied by Mirant Americas Energy Marketing, which customer was previously supplied by PEPCO and whose load would be included within the load supplied by the PEPCO transition power agreement if such customer had remained a customer of PEPCO. The price we received for all sales to Mirant Americas Energy Marketing was the market price for energy in the PJM market.

     In August 2001, Mirant Americas Energy Marketing entered into a fixed rate power purchase agreement for our capacity and energy, which substitutes and terminates the then existing master power agreement, as amended, for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004 at Mirant Americas Energy Marketing's option. Under the terms of the ECSA:
o Mirant Americas Energy Marketing pays the seller a fixed capacity payment ranging from $10,400 per MW-month to $12,120 per MW-month over the term of the contract for committed capacity (initially all of the capacity from the units owned or leased by us, Mirant Chalk Point, Mirant Potomac River and Mirant Peaker). If the availability of the committed capacity calculated on a twelve month rolling average is 75% or greater, we will be entitled to the full capacity payment. If availability is below 75%, our capacity payment will be reduced at the rate of 1 1/3% of the capacity payment for each 1% reduction in availability.
o Mirant Americas Energy Marketing pays the seller a specified energy charge for committed energy delivered of $16.50 per MWh in year 1 of the ECSAs; $17.15 per MWh in year 2 of the ECSAs; $17.75 per MWh in year 3 of the ECSAs; $18.80 per MWh in year 4 of the ECSAs; and $18.80 per MWh in extension periods. These energy charges are not adjusted for fuel costs.
o Mirant Americas Energy Marketing has the option to reduce the committed capacity and energy purchased each year; however, Mirant Americas Energy Marketing does not have the unilateral right to increase committed capacity in any subsequent year. After December 31, 2002, Mirant Americas Energy Marketing may reduce the committed capacity and energy purchased to zero. If Mirant Americas Energy Marketing elects to reduce committed capacity, it will purchase all energy and other products associated with the released capacity at market prices.
o We agree to supply other products which are necessary to meet Mirant Americas Energy Marketing's obligations under the PEPCO transition power agreements which are not met by deliveries under the PEPCO power purchase agreements. We are paid for these other products at market prices.

     The ECSAs were designed in order to provide us with payments for our committed capacity and energy which are not directly linked to spot market prices for energy, which can be volatile.

     For 2002, Mirant Americas Energy Marketing has elected to keep its committed capacity and energy purchases at 100% of the total output of our facilities, and those of Mirant Potomac River and Mirant Peaker.

     At the inception date of the ECSAs, the pricing of Mirant Americas Energy Marketing's minimum committed capacity and energy purchases over the term of the agreements was favorable to us and our affiliates when compared to projected market rates in the PJM. Through the capital contribution agreement between Mirant and us, the cash available from these affiliated companies is paid as a dividend to Mirant, which in turn makes an indirect capital contribution to us for the same amount. The total value to us and our affiliates was approximately $167 million. The amount related specifically to our owned or leased facilities amounted to $120 million and is reflected as both an addition to members' interest and an offsetting contra equity account on our consolidated balance sheet and statement of members' equity at the inception of the agreements. We will reduce operating revenue recognized under these agreements by the favorable variance noted above, through 2002 based on the proportion of volume delivered to the expected minimum delivery over the remaining period. The total amount of operating revenue reductions for the year ended December 31, 2001 was $33 million. The contra equity amount is reduced as cash is received from Mirant Americas Energy Marketing over the contract term, with cash being received in the month following the reduction to operating revenue. The total amount of cash received, attributable to the favorable variance, during the year ended December 31, 2001 amounted to $29 million.

     Concurrent with the power sales agreement described above, we transferred to Mirant Americas Energy Marketing our physical forward sales, physical and financial options, swaps and other derivative hedging instruments related to power transactions, at the market value of $12 million. This sales amount is included in operating revenues in the accompanying consolidated statements of income for the year ended December 31, 2001. Furthermore, under the agreement, Mirant Americas Energy Marketing will not enter into any power transactions pursuant to its services agreement with us, for the duration of the power sales agreement, unless otherwise agreed to in writing by both us and Mirant Americas Energy Marketing.

     We will sell Mirant Americas Energy Marketing additional capacity, ancillary services and energy to the extent such products are available after supplying our obligations to Mirant Americas Energy Marketing under the ECSA. The price for such sales will be the actual price Mirant Americas Energy Marketing obtains from the resale of such products to third parties, including power pools.

Services and Risk Management Agreements

     We have entered into multiple services and risk management agreements with Mirant Americas Energy Marketing. Our services and risk management agreements provide that:

     o Mirant Americas Energy Marketing is responsible for all dispatching or bidding of our generating facilities.

     o Mirant Americas Energy Marketing provides fuel, including fuel oil, gas and coal, for our generating facilities at Mirant Americas Energy Marketing's cost. Mirant Americas Energy Marketing charges its actual fuel costs which are calculated as Mirant Americas Energy Marketing's actual cost for purchases, transportation, inventory and related costs, as adjusted for any gains or losses on fuel hedges and trading activities.

     o Mirant Americas Energy Marketing procures all emissions credits necessary for the operation of our generating facilities and sells excess credits. Mirant Americas Energy Marketing charges its actual cost of acquiring the credits and remits the proceeds of any emission credit sales to us, as adjusted for any gains or losses on emission hedges and trading activities.

     o Mirant Americas Energy Marketing procures or advises us to procure business interruption insurance and forced outage insurance. The cost of insurance is charged to us. Any proceeds from such insurance will be included within revenues, as defined in the risk management agreement, for purposes of calculating our net revenues for the year and any bonus payable to Mirant Americas Energy Marketing.

     o Mirant Americas Energy Marketing enters into financial products (including, but not limited to, swaps, contracts for differences, options and weather derivatives) purchased for us. The costs, including without limitation, third party broker costs, transaction fees and gains or losses related to such financial products, are charged to or paid to us.

     o Mirant Americas Energy Marketing enters into forward sales, hedges and other transactions for our benefit. The costs of such transactions, including without limitation, purchased power costs, transmission costs, third party broker costs, transaction fees, incremental credit costs and gains or losses related to such activities, are charged to or paid to us.

     We pay an annual service fee to Mirant Americas Energy Marketing for providing these services. The service fee for the period from December 19, 2000 through December 31, 2000 was approximately $142 thousand and for the year ended December 31, 2001 was approximately $7 million. In addition, once our net revenues (net revenues are revenues in excess of costs, which do not include operation and maintenance expense and lease payments) reach a specified level, Mirant Americas Energy Marketing is entitled to 50% of the aggregate net revenues in excess of such amount. The specified amount of aggregate net revenues used to calculate Mirant Americas Energy Marketing's bonus will be established by Mirant Americas Energy Marketing and us on an annual basis. For 2001, Mirant Americas Energy Marketing was entitled to 50% of our aggregate net revenues in excess of $896 million. Amounts of net revenues due Mirant Americas Energy Marketing under this agreement are only payable to the extent that we could at the time make a restricted payment and are fully subordinated to the payments due under the facility leases and all other non-disputed obligations then due and payable. This agreement may be terminated by us without further payment upon the exercise of remedies following the occurrence of a lease event of default. No bonus amounts were earned by Mirant Americas Energy Marketing for 2001.

     For 2002, Mirant Americas Energy Marketing's service and risk management agreements with us and with Mirant Potomac River and Mirant Peaker will continue under the same terms as in 2001.

Notes Receivable from Affiliates

     Mirant Peaker and Mirant Potomac River borrowed funds from us in order to finance their respective acquisitions of generation assets. At both December 31, 2001 and 2000, notes receivable from these two affiliates consisted of the following:

                                                 Interest
   Borrower                      Principal        Rate             Maturity
   --------                      ---------       ---------       ------------
                              (in millions)
Mirant Potomac River...........    $ 152           10%            12/30/2028
Mirant Peaker..................    $  71           10%            12/30/2028

     Principal is due on maturity with interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12%. Mirant Potomac River and Mirant Peaker may prepay up to $5 million and $3 million per year, respectively. Interest earned from Mirant Potomac and Mirant Peaker for the year ended December 31, 2001 was $23 million and for the period from July 12, 2000 (inception) through December 31, 2000 was $1 million. There was no accrued interest due from affiliates as of December 31, 2001 and $1 million as of December 31, 2000.

     During 2001, we entered into a cash management agreement with Mirant, whereby any excess cash, including capital contributions, is transferred to Mirant pursuant to a note agreement which is payable upon demand. Similarly, Mirant may advance funds to various subsidiaries for working capital purposes. At December 31, 2001, we had made net advances to Mirant under the cash management agreement totaling $29 million. This note receivable from Mirant is due on demand and accrues interest based on the actual return obtained by Mirant on its investments. The repayment of any advances made by us to Mirant are subordinate to the repayment and performance of all obligations of Mirant.

Note Payable to Affiliate

     We had a credit facility available from Mirant Americas Generation up to $150 million, bearing an interest rate equivalent to Mirant Americas Generation's cost of funds (9.5% at December 31, 2001) and payable upon demand. As of December 31, 2001 and 2000, we had drawn $130 and $75 million on this facility, respectively. Interest expense for the year ended December 31, 2001 was $9 million and for the period from July 12, 2000 (inception) through December 31, 2000 was $213 thousand. Accrued interest was $17 thousand as of December 31, 2001 and $213 thousand as of December 31, 2000. In January 2002, Mirant Americas Generation made a capital contribution to us of the $130 million outstanding balance under the credit facility. The credit facility was concurrently terminated and is no longer available to us. This capital contribution will be reflected in the 2002 consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

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

     We engage in commodity-related marketing and price risk management activities, through Mirant Americas Energy Marketing, in order to hedge market risk and exposure to electricity and to oil, natural gas, and coal utilized by our generation assets. These financial instruments primarily include fixed rate power purchase agreements, fixed price coal contracts, forwards, futures and swaps. Prior to January 1, 2001, when we adopted SFAS No. 133, the gains and losses related to derivatives were recognized in the same period as the settlement of underlying physical transactions. Subsequent to the adoption of SFAS No. 133 on January 1, 2001, derivative instruments that do not meet the normal sales and purchases exemption, are recorded in the balance sheet as either assets or liabilities measured at fair value, and changes in the fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. If the criteria for hedge accounting are met, changes in the fair value are recognized in OCI until such time as the underlying physical transaction is settled and the gains and losses related to these derivatives are recognized in earnings. Contractual commitments expose us to both market risk and credit risk.

     We maintain clear policies for undertaking risk-mitigating actions that may become necessary when measured risks temporarily exceed limits as a result of market conditions. To the extent an open position exists, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably. As a result, we cannot predict with precision the impact that our risk management decisions may have on our business, operating results or financial position. Mirant Americas Energy Marketing manages price market risk for us through formal oversight groups, which include senior management, mechanisms that independently verify transactions and measure risk and the use of a value-at-risk methodology ("VaR") on a daily basis. We bear all gains and losses of the market risk management activities conducted by Mirant Americas Energy Marketing on our behalf.

     For commodity contracts in which hedge accounting criteria are met, any changes in the fair value essentially reflect offset changes in the value of the underlying physical asset positions. Therefore, we have minimal exposure to market risk on the portion of our portfolio of commodity contracts in which we are effectively hedging the exposure of our physical assets to changes in market prices.

     For those derivative instruments in which hedge criteria are not met, we employ a systematic approach to the evaluation and management of risk associated with these commodity contracts, including VaR. VaR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and over a specified holding period. We use a 95% confidence interval and holding periods that vary by commodity and tenor to evaluate our VaR exposure. Based on a 95% confidence interval and employing a one-day holding period for all positions, our portfolio of positions had a VaR of $0.4 million at December 31, 2001. During the twelve months ended December 31, 2001 the actual daily change in fair value exceeded the corresponding daily VaR calculation seven times, which falls well within our 95% confidence interval. We also utilize additional risk control mechanisms such as commodity position limits and stress testing of the total portfolio and its components.

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

     Under Mirant's cash management program, our available cash is loaned to Mirant on a daily basis and kept in a Mirant account. Our participation in Mirant's cash management program exposes us to Mirant credit risk as unsecured creditors in the full amount of cash held by Mirant pursuant to the cash management loan agreements. Furthermore, we currently make substantially all our sales to Mirant Americas Energy Marketing. As such, we are also subject to the risk of collection from Mirant Americas Energy Marketing of substantially all of our outstanding accounts receivables at any point in time.

Critical Accounting Policies

    The accounting policies described below are viewed by management as "critical" because their correct application requires the use of material estimates and have a material impact on our financial results and position. To aid in our application of these critical accounting policies, management invests substantial human and financial capital in the development and maintenance of models and other forecasting tools and operates a robust environment of internal controls surrounding these areas in particular. These tools, in part, facilitate the measurement of less liquid financial instruments accounted for at fair value and ensure that such measurements are applied consistently across periods.

Revenue Recognition/Fair Value Accounting: We derive the substantial portion of our revenues from sales of physical power to Mirant Americas Energy Marketing, as well as from risk management activities performed on our behalf by Mirant Americas Energy Marketing. With respect to physical power sales, we consider revenue earned upon output, delivery or satisfaction of specific targets, all as specified by contractual terms. Revenues under long-term power sales arrangements are recognized on an accrual basis.

     Effective August 1, 2001, we entered into a fixed rate power purchase agreement with Mirant Americas Energy Marketing for our capacity and energy with pricing favorable to us when compared to projected market prices. The total value to us and our affiliates was approximately $167 million. The amount related specifically to our owned or leased facilities amounted to $120 million and is reflected as both an addition to members' interest and an offsetting contra equity account on the our consolidated balance sheet and statement of members' equity at the inception of the agreements. We will reduce operating revenue recognized under these agreements by the favorable variance noted above, through 2002 based on the proportion of volume delivered to the expected minimum delivery over the remaining period. The total amount of operating revenue reductions for the year ended December 31, 2001 was $33 million. The contra equity amount is reduced as cash is received from Mirant Americas Energy Marketing over the contract term, with cash being received in the month following the reduction to operating revenue. The total amount of cash received, attributable to the favorable variance, during the year ended December 31, 2001 amounted to $29 million.

     SFAS No. 133 requires that derivative instruments be recorded in the balance sheet at fair value as either assets or liabilities, and that changes in fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in OCI and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. Any ineffectiveness relating to these hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria are met are reflected as derivative hedging instruments in the accompanying consolidated balance sheet at December 31, 2001. Many of our power sales and fuel supply agreements that otherwise would be required to follow derivative accounting qualify as normal purchases and normal sales under SFAS No. 133 and are therefore exempt from fair value accounting treatment.

     The determination of fair value of risk management contracts as well as derivatives can be complex and relies on judgements concerning future prices and liquidity among other things. Generally speaking the longer the term of the contract and the more operational constraints involved, the more difficult it is to estimate accurate fair value. We recognize reserves as appropriate to account for uncertainties in the modeling process used to derive fair value.

Off Balance Sheet Financing: Our operating lease for the PEPCO generating assets as described in Note 7 to the "Notes to Consolidated Financial Statements" is a material off balance sheet financing structure which utilizes a Special Purpose Entity ("SPE"). Based on existing accounting guidance, we believe that it is appropriate to keep our obligation under this structure off of our consolidated balance sheet. However, the FASB and others have initiated discussions to re-evaluate the accounting for transactions involving SPEs. Key issues that are being addressed include equity at risk requirements as well as the identification of the sponsor or beneficiary of the SPE's activities. It is possible that any changes to the existing requirements would not grandfather SPE transactions executed prior to the effective date of the new guidance. It is therefore possible that this obligation could be required to be recorded on our balance sheet. The potential treatment would likely impact the pattern of expense recognition related to this obligation as we would likely change from our current straight-line recognition of rental expense to an annual recognition of the straight-line depreciation on the financed assets as well as the interest component of the financing which is weighted more heavily toward the early years of the obligations.

Goodwill, Intangibles and Other Long-lived Assets: We evaluate long-lived assets, such as property, plant and equipment, goodwill, and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important, which could trigger an impairment include, among others:

o Significant underperformance relative to historical or projected future operating results;
o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
o    Significant negative industry or economic trends.

     The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment loss recognized would be determined by estimating the fair value of the assets and recording a loss if the fair value was less than the book value.

     Our assessment regarding the existence of impairment factors is based on market conditions, operational performance and legal factors of our businesses. Our review of factors present and the resulting appropriate carrying value of our goodwill, intangibles, and other long-lived assets are subject to judgments and estimates that management is required to make. Future events could cause us to conclude that impairment indicators exist and that our goodwill, intangibles, and other long-lived assets might be impaired.

     We have assigned value to the emissions credits granted by the EPA that were transferred to us as part of the purchase of the PEPCO assets. The credits held by us relating to the leased Morgantown and Dickerson baseload units, as well as, the right to future EPA grants on these units are shown as intangible assets in the accompanying financial statements. We are amortizing this value over the life of the related leases.

Capitalization Policies: Our investment in Property, Plant and Equipment ("PP&E") is stated at original cost at the time of construction, purchase, or acquisition. Original costs include such things as materials, labor, interest and other appropriately allocated costs. As costs are expended for new construction, the entire amount is capitalized as PP&E on our balance sheet and is subject to depreciation upon completion of construction. The cost of routine maintenance and repairs, such as inspections and corrosion removal, and the replacement of minor items of property, as defined in our policy, are charged to expense as incurred. Certain expenditures incurred during a major maintenance outage are capitalized, including the replacement of major component parts and labor and overheads incurred to install the parts.

     Reference is made to Note 1 to the "Notes to Consolidated Financial Statements" for additional information on other accounting policies and new accounting pronouncements.

Special Note Regarding Forward-Looking Statements

     The information presented in this Form 10-K includes forward-looking statements, in addition to historical information. These statements involve known and unknown risks and relate to future events, Mirant Mid-Atlantic's future financial performance or projected business results. In some cases, forward-looking statements may be identified by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "targets," "potential" or "continue" or the negative of these terms or other comparable terminology.

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include: (1) legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; (2) the extent and timing of the entry of additional competition in the markets of our subsidiaries and affiliates; (3) our pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring; (4) state, federal and other rate regulations in the United States; (5) changes in or application of environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject; (6) political, legal and economic conditions and developments in the United States;
(7) financial market conditions and the results of our financing efforts; (8) changes in market conditions, including developments in energy and commodity supply, volume and pricing and interest rates; (9) weather and other natural phenomena; (10) performance of our projects undertaken and the success of our efforts to invest in and develop new opportunities; (11) the direct or indirect effects on our business, including the availability of insurance, resulting from the terrorist actions on September 11, 2001 or any other terrorist actions or responses to such actions, including, but not limited to, acts of war; (12) the direct or indirect effects on our business of the lowering of our credit rating or the credit ratings of Mirant Americas Generation, Mirant Americas Energy Marketing and Mirant (or actions that may be taken in response to changing credit ratings criteria), including, increased collateral requirements upon Mirant Americas Energy Marketing and Mirant, demands for increased collateral by current counterparties of Mirant Americas Energy Marketing and Mirant, refusal by current or potential counterparties to enter into transactions with us, Mirant Americas Generation, Mirant Americas Energy Marketing and Mirant and our respective inability to obtain credit or capital in desired amounts or on favorable terms; and (13) other factors discussed in this Form 10-K and in other reports filed from time to time with the SEC.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We expressly disclaim a duty to update any of the forward-looking statements contained herein.

Additional Factors that Could Affect Future Performance

     In addition to the discussion of certain risks in the Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to The Company's consolidated financial statements, other factors that could affect the Company's future performance (business, financial condition or results of operations) are set forth below.

Our revenues and results of operations depend in part on market and competitive forces that are beyond our control.

    Effective August 1, 2001, we entered into an agreement with Mirant Americas Energy Marketing which was designed to provide us with payments for our committed capacity and energy which are not directly linked to spot prices for energy. This agreement expires in 2004. We sell capacity, energy and ancillary services from the generating facilities into the PJM spot market or other competitive power markets or on a bilateral contract basis, including through our power sales agreement with Mirant Americas Energy Marketing. The market for wholesale electric energy and energy services in the PJM market is largely deregulated. We are not guaranteed any rate of return on our capital investments through mandated rates. To the extent that our committed capacity and energy is not sold under our agreement with Mirant Americas Energy Marketing, our revenues and results of operations are likely to depend, in large part, upon prevailing market prices for energy, capacity and ancillary services in the PJM market and other competitive markets. These market prices may fluctuate substantially over relatively short periods of time. Among the factors that will influence these prices, all of which are beyond our control, are:

     o    prevailing market prices for fuel oil, coal and natural gas;
     o the extent of additional supplies of electric energy and energy services from our current competitors or new market entrants, including the development of new generating facilities that may be able to produce electricity at a lower cost than our generating facilities;
     o the extended operation of nuclear generating plants in the PJM market beyond their presently expected dates of decommissioning;
     o prevailing regulations that affect the PJM market and other competitive markets and regulations governing the independent system operators that oversee these markets, including any price limitations and other mechanisms to address some of the volatility or illiquidity in these markets;
     o    weather conditions; and
     o changes in the rate of growth in electricity usage as a result of such factors as regional economic conditions and implementation of conservation programs.

     In addition, the independent system operators that oversee these markets may impose price limitations and other mechanisms to address some of the volatility in these markets. All of these factors could have an adverse impact on our revenues and results of operations.

Changes in commodity prices may increase the cost of producing power and decrease the amount we receive from selling power, resulting in financial performance below our expectations.

     Our generation business is subject to changes in power prices and fuel costs that may impact our financial results and financial position by increasing the cost of producing power and decreasing the amount we receive from the sale of power. In addition, actual power prices and fuel costs may differ from our expectations. As a result, our financial results may not meet our expectations.

We are responsible for price risk management activities conducted by Mirant Americas Energy Marketing for our facilities.

     Mirant Americas Energy Marketing engages in price risk management activities related to our sales of electricity and purchases of fuel and we receive the revenues and incur the costs from these activities. Mirant Americas Energy Marketing may use forward contracts and derivative financial instruments, such as futures contracts and options, to manage market risks and exposure to fluctuating electricity, coal, oil and natural gas prices, and we bear the gains and losses from these activities. Effective August 1, 2001, however, we entered into an agreement with Mirant Americas Energy Marketing that provides for us to receive payments for committed capacity and energy which are not directly linked to spot prices for energy. This agreement expires in 2004. However, Mirant Americas Energy Marketing has the option to reduce the committed capacity and energy purchased each year, and after December 31, 2002, may reduce the committed capacity and energy purchased to zero. We cannot assure you that these strategies will be successful in managing our pricing risks, or that they will not result in net losses to us as a result of future volatility in electricity and fuel markets.

     Commodity price variability results from many factors, including:

          o    weather;
          o    illiquid markets;
          o    transmission or transportation inefficiencies;
          o    availability of competitively priced alternative energy sources;
          o    demand for energy commodities;
          o    natural gas, crude oil and coal production;
          o    natural disasters, wars, embargoes and other catastrophic events;
               and
          o federal, state and foreign energy and environmental regulation and legislation.

     Furthermore, the risk management procedures we have in place may not always be followed or may not always operate as planned. As a result of these and other factors, we cannot predict with precision the impact that these risk management decisions may have on our businesses, operating results or financial position.

Our assets have not been operated historically on a competitive basis and we have only a limited history of owning or operating our assets.

     Substantially all of our business consists of operating the Mirant Mid-Atlantic assets and the leased facilities. Although these assets had a significant operating history prior to the time of their acquisition by us and the owner lessors, they had all been operated as an integrated part of a regulated utility and not on a competitive basis. Therefore, prior to their recent acquisition by us and the owner lessors, the energy generated by these assets had been sold by PEPCO based upon rates set by regulatory authorities rather than market prices. In addition, we have only a limited history of owning or operating our assets. As a result, we cannot assure you:

     o that we will be successful in operating these assets in a competitive environment in which energy rates will be set by market forces, or

     o that these assets will perform as expected or that the revenues generated by them will support the costs of operating them, the capital expenditures needed to maintain them, our obligation to make rental payments under the leases, or our ability to pay the principal amount of and interest on our indebtedness.

     In addition, the only historical financial data available about us is for the period beginning July 12, 2000, when we were formed, and the operating results reflected in this historical financial data only date back to December 19, 2000, when the transaction assets were acquired from PEPCO. A decrease or elimination of revenues generated by our facilities or an increase in the costs of operating our facilities could decrease or eliminate funds available to us to make payments on the leases or our other obligations.

Terrorist attacks, such as the attacks that occurred in New York, Pennsylvania and Washington, D.C. on September 11, 2001, and future war or risk of war may adversely impact our results of operations, our ability to raise capital or our future growth.

     The impact that terrorist attacks, such as those occurring on September 11, 2001, may have on our industry in general, and on us in particular, is not known at this time. Uncertainty surrounding retaliatory military strikes or a sustained military campaign may impact our operations in unpredictable ways, including changes in insurance markets, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including electric generation, transmission and distribution facilities, could be direct targets of, or indirect casualties of, an act of terror. War or risk of war may also have an adverse effect on the economy. The terrorist attacks on September 11, 2001 and the changes in the insurance markets attributable to the terrorist attacks have made it difficult for us to obtain certain types of insurance coverage. We may be unable to secure the levels and types of insurance we would otherwise have secured prior to September 11, 2001. There can be no assurance that insurance will be available to us without significant additional costs. A lower level of economic activity could also result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

Operation of the generating facilities involves risks that could negatively affect our ability to make lease payments to the owner lessors, which, in turn, could negatively affect the pass through trustee's ability to make payments due under the certificates.

     The operation of the generating facilities included in the transaction assets involves various operating risks, including:

          o the output and efficiency levels at which those generating facilities perform;
          o    interruptions in fuel supply;
          o    disruptions in the delivery of electricity;
          o breakdown or failure of equipment (whether due to age or otherwise) or processes;
          o    violation of permit requirements;
          o    shortages of equipment or spare parts;
          o    labor disputes;
          o    operator error;
          o    curtailment of operations due to transmission constraints;
          o    restrictions on emissions; and
          o    catastrophic   events   such  as   fires,   explosions,   floods,
               earthquakes  or  other  similar   occurrences   affecting   power
               generating facilities.


Changes in technology may significantly impact our business by making our power plants less competitive.

     A basic premise of our business is that generating power at central power plants achieves economies of scale and produces electricity at a low price. There are other technologies that can produce electricity, most notably fuel cells, microturbines, windmills and photovoltaic (solar) cells. It is possible that advances will reduce the cost of alternate methods of electric production to a level that is equal to or below that of most central station electric production. If this happens, the value of our power plants may be significantly impaired.

We may not be able to successfully implement our business plan.

     Effective August 1, 2001, we entered into an agreement with Mirant Americas Energy Marketing which was designed to provide us with payments for our committed capacity and energy which are not directly linked to spot prices for energy. This agreement expires in 2004. To the extent that our committed capacity and energy is not sold under our agreement with Mirant Americas Energy Marketing, our revenues and results of operations are likely to depend, in large part, upon prevailing market prices for energy, capacity and ancillary services in the PJM market and other competitive markets. These market prices may fluctuate substantially over short periods of time. We are relying on Mirant Americas Energy Marketing to purchase our output in order to supply Mirant Americas Energy Marketing's obligations under the PEPCO transition power agreements and to purchase any other available output for resale to third parties through a combination of spot sales and bilateral contracts. We cannot assure you that Mirant Americas Energy Marketing will be successful in marketing our output in accordance with our business plan.

Mirant controls us and its interests may come into conflict with yours.

     We are an indirect wholly owned subsidiary of Mirant, and as such, Mirant controls us. In circumstances involving a conflict of interest between Mirant as our indirect equity owner, on the one hand, and our certificate holders as indirect creditors, on the other hand, we cannot assure you that Mirant would not exercise its power to control us in a manner that would benefit Mirant to the detriment of the certificate holders.

     For instance, Mirant is currently pursuing a potential strategy to enhance the credit of Mirant Americas Energy Marketing in order to alleviate some of the capital requirements of that entity. While it is not currently expected that such a strategy would have a materially adverse impact on us, it could have adverse effects on us or the interests of our certificate holders. One example of such an adverse impact would be that Mirant Americas Energy Marketing could be precluded from entering into certain types of contracts or entering into contracts above/below certain pricing with us or our subsidiaries.

We participate in a cash management program with Mirant, which exposes us to credit risk for the money that is loaned to Mirant on a daily basis.

     Under Mirant's cash management program, our available cash is loaned to Mirant on a daily basis and kept in a Mirant account. As of February 28, 2002, the amount of cash owed to us from Mirant was $114 million. Our participation in Mirant's cash management program exposes us to Mirant credit risk as subordinated unsecured creditors in the full amount of cash held by Mirant pursuant to the cash management loan agreements.

     Mirant's senior unsecured debt has a credit rating of Ba1 (non-investment grade) with a negative watch by Moody's, BBB- (investment grade) with a stable outlook by S&P and BBB (investment grade) with a negative watch by Fitch.
While the foregoing indicates the ratings from the various agencies, we note that these ratings are not a recommendation to buy, sell or hold Mirant's securities and that each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgement, circumstances in the future so warrant.

If Mirant Americas Energy Marketing does not renew agreements to purchase or market our power and provide us services that are required for our operations, or if Mirant Services does not renew its agreement to provide us personnel and administrative services, we may not be able to replace those services on as favorable terms.

     Mirant Americas Energy Marketing's contracts with us to purchase capacity, energy and ancillary services from our generating facilities are scheduled to expire in 2004 and the contracts to provide fuel, fuel transportation and other services expire at the end of 2002, but renew automatically unless terminated by either party; however, after December 31, 2002, Mirant Americas Energy Marketing may reduce the committed capacity and energy purchased to zero. Mirant Americas Energy Marketing is not obligated to renew these contracts. Additionally, our contract with Mirant Services to provide personnel and administrative services expires at the end of 2002, but renews automatically unless terminated by either party. Mirant Services is not obligated to renew its contracts with us. The contracts with Mirant Americas Energy Marketing and Mirant Services are required for our operations. If these contracts are terminated, we may not be able to replace them on terms that are as favorable to us.

Our future access to capital could be limited, limiting our ability to fund future capital and other requirements.

     We will need to make substantial expenditures in the future to, among other things, maintain the performance of our generating facilities and comply with environmental laws and regulations. Our direct and indirect parent companies are not generally obligated to provide, and may decide not to provide, any funds to us in the future. Our only other source of funding will be internally generated cash flow from our operations and proceeds from the issuance of securities or the incurrence of additional indebtedness, including working capital indebtedness in the future. The documents related to our lease of the leased facilities limit our ability to issue securities and to incur indebtedness. We may not be successful in obtaining sufficient additional capital in the future to enable us to fund all of our future capital and other requirements.

We are exposed to credit risk from third parties under contracts and in market transactions.

     The financial performance of our generating facilities that have power supply agreements is dependent on the continued performance by customers of their obligations under these agreements and, in particular, on the credit quality of the facilities' customers. Our operations are exposed to the risk that counter parties that owe money as a result of market transactions will not perform their obligations. A facility's financial results may be materially adversely affected if any one customer fails to fulfill its contractual obligations and we are unable to find other customers to produce the same level of profitability. As a result of the failure of a major customer to meet its contractual obligations, we may be unable to repay obligations under our debt agreements.

Our operations and activities are subject to extensive environmental regulation and permitting requirements and could be adversely affected by our future inability to comply with environmental laws and requirements or changes in environmental laws and requirements.

     Our business is subject to extensive environmental regulation by federal, state and local authorities, which requires continuous compliance with conditions established by our operating permits. To comply with these legal requirements, we must spend significant sums on environmental monitoring, pollution control equipment and emission fees. We may also be exposed to compliance risks from new projects, as well as from plants we have acquired. Although we have budgeted for significant expenditures to comply with these requirements, we may incur significant additional costs if actual expenditures are greater than budgeted amounts. If we fail to comply with these requirements, we could be subject to civil or criminal liability and the imposition of liens or fines. With the trend toward stricter standards, greater regulation and more extensive permitting requirements, we expect our environmental expenditures to be substantial in the future. The scope and extent of new environmental regulations, including their effect on our operations, is unclear; however, our business, operations and financial conditions could be adversely affected by this trend.

     We may not be able to obtain or maintain from time to time all required environmental regulatory approvals. If there is a delay in obtaining any required environmental regulatory approvals or if we fail to obtain and comply with any required environmental regulatory approvals, the operation of our generating facilities or the sale of electricity to third parties could be prevented or become subject to additional costs.

     Except for environmental liability relating to an oil release from the Piney Point oil pipeline which occurred in April 2000, and for which PEPCO has agreed to indemnify Mirant and its subsidiaries, including us, we are generally responsible for all on-site liabilities associated with the environmental condition of our generating facilities, regardless of when such liabilities arose and whether they are known or unknown.

Our business is subject to complex government regulations and changes in these regulations or in their implementation may affect the costs of operating our facilities or our ability to operate our facilities, which may negatively impact our results of operations.

     Currently, our facilities are exempt wholesale generators that sell electricity exclusively into the wholesale market. Generally, our exempt wholesale generators are subject to regulation by the FERC regarding rate matters and state public utility commissions regarding non-rate matters. The majority of our generation from exempt wholesale generators is sold at market prices under market rate authority exercised by the FERC, although the FERC has the authority to impose "cost of service" rate regulation or other market power mitigation measures if it determines that market pricing is not in the public interest. A loss of our market-based rate authority would prohibit electricity sales at market rates and would require all sales to be cost-based. A loss of our market-based rate authority could severely impair our execution of our business plan and could have a materially negative impact on our business.

     To conduct our business, we must obtain licenses, permits and approvals for our plants. We cannot provide assurance that we will be able to obtain and comply with all necessary licenses, permits and approvals for our plants. If we cannot comply with all applicable regulations, our business, results of operations and financial condition could be adversely affected.

     The United States Congress is considering legislation that would repeal PURPA entirely, or at least eliminate the future obligation of utilities to purchase power from qualifying facilities, and also repeal PUHCA. In the event of a PUHCA repeal, competition from independent power generators and from utilities with generation, transmission and distribution assets would likely increase.

     Repeal of PURPA or PUHCA may or may not be part of comprehensive legislation to restructure the electric utility industry, allow retail competition and deregulate most electric rates. We cannot predict the effect of this type of legislation, although we anticipate that any legislation would result in increased competition. If we were unable to compete in an increasingly competitive environment, our business and results of operation may suffer.

      We cannot predict whether the federal government or state legislatures will adopt legislation relating to the deregulation of the energy industry. We cannot provide assurance that the introduction of new laws or other future regulatory developments will not have a material adverse effect on our business, results of operations or financial condition.


Item 8.  Financial Statements and Supplementary Data

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 11.  Executive Compensation

         Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

Item 13.  Certain Relationships and Related Transactions

         Omitted pursuant to General Instruction I(2)(c) of Form 10-K.

                                     PART IV

Item 14.  Exhibits, Financial Statement schedules and Reports on Form 8-K

(a)(1) and (2) Statements and Financial Statement schedules. See "Index to Financial Statements" set forth on page F-1.

(a)(3) Exhibit Index

Exhibit No.        Exhibit Name
-----------        -------------
3.1*               Certificate of Formation of Southern Energy Mid-Atlantic  (Designated on Form S-4 in
                   Registration No. 333-61668 as Exhibit 3.1)
3.2*               Limited Liablility Company Agreement of Southern Energy Mid-Atlantic LLC, dated as of
                   July 12, 2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 3.2)
3.3*               First Amendment to Limited Liability Company Agreement of Southern Energy Mid-Atlantic, LLC
                   dated as of November 7, 2000 (Designated on Form S-4 in
                   Registration No. 333-61668 as Exhibit 3.3)
3.4*               Second Amendment to Limited Liability Company Agreement of Mirant Mid-Atlantic LLC,
                   dated as of May 15, 2001 (Designated on Form S-4 in Registration No. 333-61668 as
                   Exhibit 3.4)
4.1*               Form of 8.625% Series A Pass Through Certificate (Designated on Form S-4 in Registration
                   No. 333-61668 as Exhibit 4.1)
4.2*               Form of 9.125% Series B Pass Through Certificate  (Designated on Form S-4 in
                   Registration No. 333-61668 as Exhibit 4.2)
4.3*               Form of 10.060% Series C Pass Through Certificate (Designated on Form S-4 in
                   Registration No. 333-61668 as Exhibit 4.3)
4.4(a)*            Pass Through Trust Agreement A between Southern Energy Mid-Atlantic, LLC and State Street Bank
                   and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated as of
                   December 19, 2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.4a)
4.4(b)*            Schedule identifying substantially identical agreements to Pass Through Trust Agreement constituting Exhibit 4.4(a) hereto (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.4b)
4.5(a)*            Participation Agreement (Dickerson L1) among Southern Energy Mid-Atlantic, LLC, as Lessee,
                   Dickerson OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP3,
                   as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association,
                   as Lease Indenture Trustee and as Pass Through Trustee, dated as of December 18,
                   2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.5a)
4.5(b)*            Schedule identifying substantially identical agreements to Participation Agreement constituting
                   Exhibit 4.5(a) hereto (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.5b)
4.6(a)*            Participation Agreement (Morgantown L1) among Southern Energy Mid-Atlantic, LLC, as Lessee,
                   Morgantown OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP1,
                   as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association,
                   as Lease Indenture Trustee and as Pass Through Trustee, dated as of December 18,
                   2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.6a)
4.6(b)*            Schedule identifying substantially identical agreements to Participation Agreement constituting
                   Exhibit 4.6(a) hereto (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.6b)
4.7(a)*            Facility Lease Agreement (Dickerson L1) between Southern Energy Mid-Atlantic, LLC, as
                   Lessee, and Dickerson OL1 LLC, as Owner Lessor, dated as of December 19, 2000
                   (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.7a)

4.7(b)*            Schedule identifying substantially identical agreements to Facility Lease Agreement constituting
                   Exhibit 4.7(a) hereto (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.7b)
4.8(a)*            Facility Lease Agreement (Morgantown L1) between Southern Energy Mid-Atlantic, LLC, as
                   Lessee, and Morgantown OL1 LLC, as Owner Lessor, dated as of December 19, 2000
                   (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.8a)
4.8(b)*            Schedule identifying substantially identical agreements to Facility Lease Agreement constituting
                   Exhibit 4.8(a) hereto (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.8b)
4.9(a)*            Indenture of Trust, Mortgage and Security Agreement (Dickerson L1) between Dickerson OL1 LLC, as Lessor, and State Street Bank and Trust Company of Connecticut, National
                   Association, as Lease Indenture Trustee, dated as of December 19, 2000 (Designated on Form S-4 in Registration
                   No. 333-61668 as Exhibit 4.9a)
4.9(b)*            Schedule identifying substantially identical agreements to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.9(a) hereto (Designated on Form S-4 in
                   Registration No. 333-61668 as Exhibit 4.9b)
4.10(a)*           Indenture of Trust, Mortgage and Security Agreement (Morgantown L1) between Morgantown OL1 LLC, as Lessor, and
                   State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture
                   Trustee, dated as of December 19, 2000 (Designated on Form S-4 in Registration No.
                   333-61668 as Exhibit 4.10a)
4.10(b)*           Schedule identifying substantially identical agreements to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.10(a) hereto (Designated on Form S-4 in
                   Registration No. 333-61668 as Exhibit 4.10b)
4.11(a)*           Series A Lessor Note for Dickerson OL1 LLC (Designated on Form S-4 in Registration No.
                   333-61668 as Exhibit 4.11a)
4.11(b)*           Schedule identifying substantially identical notes to Lessor Notes Constituting Exhibit
                   4.11(a) (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.11b)
4.12(a)*           Series A Lessor Note for Morgantown OL1 LLC (Designated on Form S-4 in Registration No.
                   333-61668 as Exhibit 4.12a)
4.12(b)*           Schedule identifying substantially identical notes to Lessor Notes Constituting Exhibit
                   4.12(a) (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.12b)
4.13(a)*           Series B Lessor Note for Dickerson OL1 LLC (Designated on Form S-4 in Registration No.
                   333-61668 as Exhibit 4.13a)
4.13(b)*           Schedule identifying substantially identical notes to Lessor Notes Constituting Exhibit
                   4.13(a) (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.13b)
4.14(a)*           Series B Lessor Note for Morgantown OL1 LLC (Designated on Form S-4 in Registration No.
                   333-61668 as Exhibit 4.14a)
4.14(b)*           Schedule identifying substantially identical notes to Lessor Notes Constituting Exhibit
                   4.14(a) (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.14b)
4.15(a)*           Series C Lessor Note for Morgantown OL1 LLC (Designated on Form S-4 in Registration No.
                   333-61668 as Exhibit 4.15a)
4.15(b)*           Schedule identifying substantially identical notes to Lessor Notes Constituting Exhibit
                   4.15(a) (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.15b)
4.16*              Registration Rights Agreement, between Southern Energy Mid-Atlantic, LLC and Credit Suisse
                   First Boston, acting for itself on behalf of the Purchasers, dated as of December 18,
                   2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.16)

4.17(a)*           Supplemental Pass Through Trust Agreement A between Mirant Mid-Atlantic, LLC, and
                   State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee,
                   dated as of June 29, 2001 (Designated on Form S-4 in Registration No. 333-61668
                   as Exhibit 4.17a)
4.17(b)*           Schedule identifying substantially identical to Supplemental Pass Through Trust
                   Agreement constituting Exhibit 4.17(a) hereto (Designated on Form S-4 in Registration
                   No. 333-61668 as Exhibit 4.17b)
10.1(a)*           Asset Purchase and Sale Agreement between Potomac Electric Power Company and Southern
                   Energy, Inc. (currently known as Mirant Corporation) dated as of June 7, 2000
                   (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.1a)
10.1(b)*           Amendment No. 1 to Asset Purchase and Sale agreement between Potomac Electric Power
                   Company and Southern Energy, Inc. dated as of September 18, 2000  (Designated on Form
                   S-4 in Registration No. 333-61668 as Exhibit 10.1b)
10.1(c)*           Amendment No. 2 to Asset Purchase and Sale Agreement between Potomac Electric Power
                   Company and Southern Energy, Inc. dated as of December 19, 2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.1c)
10.2(a)*           Interconnection Agreement (Dickerson) between Potomac Electric Power Company and
                   Southern Energy Mid-Atlantic, LLC. dated as of December 19, 2000 (Designated on Form
                   S-4 in Registration No. 333-61668 as Exhibit 10.2a)
10.2(b)*           Schedule identifying substantially identical agreements to Interconnection Agreement constituting Exhibit 10.2(a) hereto (Designated on Form S-4 in Registration No.
                   333-61668 as Exhibit 10.2b)
10.3(a)*           Easement, License and Attachment Agreement (Dickerson) between Potomac Electric Power
                   Company, Southern Energy Mid-Atlantic, LLC and Southern Energy MD Ash Management, LLC
                   (currently known as Mirant MD Ash Management, LLC) dated as of December 19, 2000
                   (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.3a)
10.3(b)*           Schedule identifying substantially identical agreements to Easement, License and
                   Attachment Agreement constituting Exhibit 10.3(a) hereto (Designated on Form S-4 in
                   Registration No. 333-61668 as Exhibit 10.3b)
10.4(a)*           Bill of Sale (Dickerson, Morgantown, Production Service Center and Railroad Spur)
                   between Potomac Electric Power Company and Southern Energy Mid-Atlantic, LLC dated as of
                   December 19, 2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.4a)
10.4(b)*           Schedule identifying substantially identical documents to Bill of Sale constituting
                   Exhibit 10.4(A) hereto (Designated on Form S-4 in Registration No. 333-61668 as Exhibit
                   10.4b)
10.5(a)*           Facility Site Lease Agreement (Dickerson L1) between Southern Energy Mid-Atlantic, LLC,
                   Dickerson OL1 LLC and Southern Energy MD Ash Management, LLC dated as of December 19, 2000
                   (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.5a)
10.5(b)*           Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.5(a) hereto (Designated on Form S-4 in Registration No.
                   333-61668 as Exhibit 10.5b)
10.6(a)*           Facility Site Lease Agreement (Morgantown L1) between Southern Energy Mid-Atlantic, LLC,
                   Morgantown OL1 LLC and Southern Energy MD Ash Management, LLC dated as of December
                   19, 2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.6a)
10.6(b)*           Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.6(a) hereto (Designated on Form S-4 in Registration No.
                   333-61668 as Exhibit 10.6b)
10.7(a)*           Facility Site Sublease Agreement (Dickerson L1) between Southern Energy Mid-Atlantic,
                   LLC, Dickerson OL1 LLC dated as of December 19, 2000 (Designated on Form S-4 in
                   Registration No. 333-61668 as Exhibit 10.7a)

10.7(b)*           Schedule identifying substantially identical agreements to Facility Site Sublease
                   Agreement constituting Exhibit 10.7(a) hereto (Designated on Form S-4 in Registration
                   No. 333-61668 as Exhibit 10.7b)
10.8(a)*           Facility Site Sublease Agreement (Morgantown L1) between Southern Energy Mid-Atlantic,
                   LLC, Morgantown OL1 LLC dated as of December 19, 2000  (Designated on Form S-4 in
                   Registration No. 333-61668 as Exhibit 10.8a)
10.8(b)*           Schedule identifying substantially identical agreements to Facility Site Sublease
                   Agreement constituting Exhibit 10.8(a) hereto (Designated on Form S-4 in Registration
                   No. 333-61668 as Exhibit 10.8b)
10.9(a)*            Amended and Restated Services and Risk Management Agreement between Mirant
                   Mid-Atlantic, LLC, and Mirant Americas Energy Marketing L.P. dated as of March 30, 2000
                   (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.9a)
10.9(b)*           Schedule identifying substantially identical agreements to Amended and Restated Services and Risk Management Agreement constituting Exhibit 10.9(a) hereto (Designated on Form
                   S-4 in Registration No. 333-61668 as Exhibit 10.9b)
10.10(a)*          Master Power Purchase and Sale Agreement between Southern Energy Mid-Atlantic, LLC and
                   Southern Company Energy Marketing L.P. dated as of December 18, 2000 (Designated on Form
                   S-4 in Registration No. 333-61668 as Exhibit 10.10a)
10.10(b)*          Schedule identifying substantially identical agreements to Master Power Purchase and
                   Sale Agreement constituting Exhibit 10.10(a) hereto (Designated on Form S-4 in
                   Registration No. 333-61668 as Exhibit 10.10b)
10.11*             Agency Agreement between Southern Energy Mid-Atlantic, LLC, Southern Energy Chalk Point, LLC,
                   Southern Energy Peaker, LLC, and Southern Energy Potomac River dated as of December
                   18, 2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.11)
10.12*             Capital Contribution Agreement between Southern Energy, Inc. and Southern Energy
                   Mid-Atlantic, LLC dated as of December 19, 2000 (Designated on Form S-4 in Registration
                   No. 333-61668 as Exhibit 10.12)
10.13*             Promissory  Note between  Southern Energy  Mid-Atlantic,  LLC and Southern Energy Peaker,
                   LLC in the  original  principal  amount of  $71,110,000  dated as of  December  19,  2000
                   (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.13)
10.14*             Promissory Note between Southern Energy Mid-Atlantic, LLC and Southern Energy Potomac River,
                   LLC in the original principal amount of $152,165,000 dated as of December 19, 2000
                   (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.14)
10.15(a)*          Shared Facilities Agreement (Dickerson) between Southern Energy Mid-Atlantic, LLC,
                   Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated as of
                   December 18, 2000 (Designated on Form S-4 in Registration No.333-61668 as Exhibit 10.15a)
10.15(b)*          Shared Facilities Agreement (Morgantown) between Southern Energy Mid-Atlantic, LLC,
                   Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5
                   LLC, Morgantown OL6 LLC, and Morgantown OL7 LLC, dated as of December 18, 2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.15b)
10.16(a)*          Assignment and Assumption Agreement (Dickerson) between Southern Energy Mid-Atlantic, LLC,
                   Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC,
                   dated as of December 19, 2000 (Designated on Form S-4 in Registration No. 333-61668 as
                   Exhibit 10.16a)
10.16(b)*          Assignment and Assumption Agreement (Morgantown) between Southern Energy Mid-Atlantic,
                   LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4
                   LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, and Morgantown OL7 LLC, dated as of December 19, 2000
                   (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.16b)

10.17(a)*          Ownership and Operation Agreement (Dickerson) between Southern Energy Mid-Atlantic,  LLC,
                   Dickerson OL1 LLC,  Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated as of December 18, 2000  (Designated on Form S-4 in  Registration  No.  333-61668 as Exhibit
                   10.17a)
10.17(b)*          Ownership and Operation Agreement (Morgantown) between Southern Energy Mid-Atlantic, LLC,
                   Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC,
                   Morgantown OL5 LLC, Morgantown OL6 LLC, and Morgantown OL7 LLC, dated as of December 18, 2000
                   (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.17b)
10.18*             Amended and Restated  Revolving  Promissory  Note Between  Southern  Energy North America
                   Generating,  Inc.  (currently  known as Mirant  Americas  Generation,  LLC) and  Southern
                   Energy Mid-Atlantic,  LLC in the original principal amount of up to $150,000,000 dated as of December 19, 2000  (Designated on Form S-4 in  Registration  No.  333-61668 as Exhibit
                   10.18)
10.19(a)*          Administrative  Services  Agreement  between Southern Energy Resources,  Inc.  (currently known as  Mirant  Services,  LLC)  and  Southern  Energy  Mid-Atlantic,  LLC  dated as of
                   December  19, 2000  (Designated  on Form S-4 in  Registration  No.  333-61668  as Exhibit
                   10.19a)
10.19(b)*          Schedule  identifying   substantially  identical  agreement  to  Administrative  Services
                   Agreement  constituting  Exhibit 10.19(a) hereto  (Designated on Form S-4 in Registration
                   No. 333-61668 as Exhibit 10.19b)
10.20(a)*          Management and Personnel Services  Agreement between Southern Energy PJM Management,  LLC and Southern Energy  Mid-Atlantic,  LLC dated as of December 19, 2000 (Designated on Form
                   S-4 in Registration No. 333-61668 as Exhibit 10.20a)
10.20(b)*          Schedule  identifying  substantially  identical  agreements to  Management  and Personnel
                   Services  Agreement  constituting  Exhibit  10.20(a)  hereto  (Designated  on Form S-4 in
                   Registration No. 333-61668 as Exhibit 10.20b)
10.21(a)*          Guaranty  Agreement  (Dickerson L1) between Southern  Energy,  Inc. and Dickerson OL1 LLC dated as of December 19, 2000  (Designated on Form S-4 in Registration  No.  333-61668 as
                   Exhibit 10.21a)
10.21(b)*          Schedule   identifying   substantially   identical   agreements  to  Guaranty   Agreement
                   constituting  Exhibit  10.21(a)  hereto  (Designated  on  Form  S-4 in  Registration  No.
                   333-61668 as Exhibit 10.21b)
10.22(a)*          Guaranty Agreement  (Morgantown L1) between Southern Energy,  Inc. and Morgantown OL1 LLC dated as of December 19, 2000  (Designated on Form S-4 in Registration  No.  333-61668 as
                   Exhibit 10.22a)
10.22(b)*          Schedule   identifying   substantially   identical   agreements  to  Guaranty   Agreement
                   constituting  Exhibit  10.22(a)  hereto  (Designated  on  Form  S-4 in  Registration  No.
                   333-61668 as Exhibit 10.22b)
10.23*             Form of Energy and Capacity Sales Agreement between Mirant  Mid-Atlantic,  LLC and Mirant
                   Americas  Energy  Marketing,  LP dated as of August 1,  2001  (Designated  on Form S-4 in
                   Registration No. 333-61668 as Exhibit 10.23)
10.24*             Form of Energy and Capacity Sales  Agreement  between Mirant Chalk Point,  LLC and Mirant
                   Americas  Energy  Marketing,  LP dated as of August 1,  2001  (Designated  on Form S-4 in
                   Registration No. 333-61668 as Exhibit 10.24)
10.25*             Form of Energy  and  Capacity  Sales  Agreement  between  Mirant  Peaker,  LLC and Mirant
                   Americas  Energy  Marketing,  LP dated as of August 1,  2001  (Designated  on Form S-4 in
                   Registration No. 333-61668 as Exhibit 10.25)
10.26*             Form of Energy and Capacity Sales Agreement  between Mirant Potomac River, LLC and Mirant
                   Americas  Energy  Marketing,  LP dated as of August 1,  2001  (Designated  on Form S-4 in
                   Registration No. 333-61668 as Exhibit 10.26)



* Asterisk indicates exhibits incorporated by reference.


(b)      Reports on Form 8-K

         None.


                          INDEX TO FINANCIAL STATEMENTS

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

                                                                                                             Page
                                                                                                             ----
Report of Independent Public Accountants...............................................................       F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000...........................................       F-3
Consolidated Statements of Income for the Year Ended
     December 31, 2001 and the period from July 12, 2000
     (inception) through December 31, 2000..............................................................      F-5
Consolidated Statements of Members' Equity for the
     Year Ended December 31, 2001 and the period from
      July 12, 2000 (inception) through December 31, 2000................................................     F-6
Consolidated Statements of Cash Flows for the Year Ended
     December 31, 2001 and the period from July 12, 2000
    (inception) through December 31, 2000...............................................................      F-7
Notes to Consolidated Financial Statements..............................................................      F-8

                    Report of Independent Public Accountants


To Mirant Mid-Atlantic LLC:

    We have audited the accompanying consolidated balance sheets of MIRANT MID-ATLANTIC, LLC (a Delaware limited liability company, formerly Southern Energy Mid-Atlantic, LLC) AND SUBSIDIARIES as of December 31, 2001 and 2000, and the related consolidated statements of income, members' equity, and cash flows for the year ended December 31, 2001 and for the period from July 12, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mirant Mid-Atlantic, LLC and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001 and for the period from July 12, 2000 (inception) through December 31, 2000 in conformity with accounting principles generally accepted in the United States.

    As explained in Note 1 to the consolidated financial statements, effective January 1, 2001, Mirant Mid-Atlantic, LLC and subsidiaries changed their method of accounting for derivative and hedging instruments.


/s/ Arthur Andersen LLP

Atlanta, Georgia
February 22, 2002

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                                  (In Millions)



ASSETS:                                                                                  2001                  2000
                                                                                -------------------  ---------------------

Current Assets:
Cash and cash equivalents (Note 1)                                                   $      -                $    22
Receivables:
  Customer accounts                                                                        10                      1
  Affiliates                                                                               59                     29
Notes receivable from affiliate (Note 5)                                                   29                      -
Assets from risk management activities (Note 1 and 6)                                       2                      -
Derivative hedging instruments (Notes 1,4, and 6)                                           1                      -
Fuel stock (Note 1)                                                                        71                     33
Materials and supplies (Note 1)                                                            33                     47
Prepaid rent                                                                              131                     32
Other prepaids                                                                             21                     17
                                                                                -------------------  ---------------------
   Total current assets                                                                   357                    181
                                                                                -------------------  ---------------------

Property, Plant and Equipment:
Property, plant and equipment (Notes 1 and 3)                                           1,046                  1,001
Less accumulated provision for depreciation                                               (39)                    (1)
                                                                                -------------------  ---------------------
                                                                                        1,007                  1,000
Construction work in progress                                                              20                     30
                                                                                -------------------  ---------------------
   Total property, plant and equipment, net                                             1,027                  1,030
                                                                                -------------------  ---------------------

Noncurrent Assets:
Notes receivable from affiliates (Note 5)                                                 223                    223
Assets from risk management activities (Note 1 and 6)                                       3                      -
Derivative hedging instruments (Notes 1,4, and 6)                                           -                      -
Goodwill, net of accumulated amortization of $34 and $1 for
  2001 and 2000, respectively (Note 1)                                                  1,169                  1,352
Other intangible assets, net of accumulated amortization of $4 and
  $0 for 2001 and 2000, respectively (Note 1)                                             280                    150
                                                                                -------------------  ---------------------
   Total noncurrent assets                                                              1,675                  1,725
                                                                                -------------------  ---------------------
   Total assets                                                                      $  3,059                $ 2,936
                                                                                ===================  =====================






The accompanying notes are an integral part of these consolidated balance sheets.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000
                                  (In Millions)



LIABILITIES AND MEMBERS' EQUITY:
                                                                                           2001                  2000
                                                                                 -------------------  ---------------------

Current Liabilities:
Accounts payable and accrued liabilities                                               $    41                $    55
Payables to affiliates (Note 5)                                                             24                    111
Liabilities from risk management activities (Note 1 and 6)                                   5                      -
Derivative hedging instruments (Notes 1,4, and 6)                                            1                      -
Note payable to affiliate (Note 5)                                                         130                     75
Other                                                                                        -                      1
                                                                                 -------------------  ---------------------
   Total current liabilities                                                               201                    242
                                                                                 -------------------  ---------------------

Noncurrent Liabilities:
Liabilities from risk management activities (Note 1 and 6)                                   2                      -
Derivative hedging instruments (Notes 1,4, and 6)                                            2                      -
Other long term liabilities                                                                  5                      -
                                                                                -------------------  ---------------------
   Total noncurrent liabilities                                                              9                      -
                                                                                -------------------  ---------------------

Commitments and Contingent Matters (Note 7)

Members' Equity:
Members' interest                                                                        2,902                  2,689
Deferred contract with affiliate (Note 5)                                                  (91)                     -
Other comprehensive loss (Note 4)                                                           (2)
Retained earnings                                                                           40                      5
                                                                                 -------------------  ---------------------
   Total members' equity                                                                 2,849                  2,694
                                                                                -------------------  ---------------------

   Total liabilities and members' equity                                               $ 3,059                $ 2,936
                                                                                 ===================  =====================


The accompanying notes are an integral part of these consolidated balance sheets.

               MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                     (In Millions)



                                                                                                           For the Period
                                                                                                         From July 12, 2000
                                                                                 For the Year                (Inception)
                                                                                    Ended                      Through
                                                                                 December 31,                December 31,
                                                                                    2001                        2000
                                                                           -------------------------    ---------------------


Operating Revenues                                                                  $ 1,054                     $ 40
                                                                                --------------                ---------

Operating Expenses:
Cost of fuel, electricity and other products                                            553                       14
Maintenance (Note 1)                                                                     30                        -
Rental (Note 1)                                                                          96                        3
Depreciation and amortization                                                            75                        2
Selling, general and administrative                                                      52                        9
Taxes other than income taxes                                                            30                        -
Other                                                                                    57                        4
                                                                                --------------                ---------
   Total operating expenses                                                             893                       32
                                                                                --------------                ---------
Operating Income                                                                        161                        8
                                                                                --------------                ---------
Other Income (Expense), net:
Interest income                                                                          27                        1
Interest expense                                                                        (11)                       -
Financing fees                                                                           (1)                      (4)
                                                                                --------------                ---------
   Total other income (expense), net                                                     15                       (3)
                                                                                --------------                ---------
Net Income                                                                          $   176                     $  5
                                                                                ==============                =========






        The accompanying notes are an integral part of these consolidated statements.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY
                                  (In Millions)



                                                                                      Accumulated
                                                        Deferred                         Other
                                         Members'       Contract        Retained      Comprehensive    Comprehensive
                                         Interest    With Affiliate     Earnings          Loss            Income
                                       ------------- --------------- -------------- ----------------- ----------------

Balance, July 12, 2000                    $     -         $  -            $  -           $  -             $   -
  Net income                                    -            -               5              -                 5
                                                                                                      ----------------
  Comprehensive income                                                                                    $   5
                                                                                                      ================
  Capital contributions - cash              1,087            -               -              -
  Capital contributions - noncash           1,602            -               -              -
                                       ------------- --------------- --------------------------------
Balance, December 31, 2000                $ 2,689         $  -            $  5           $  -
  Net income                                    -            -             176              -             $ 176
  Other comprehensive loss                      -            -               -             (2)               (2)
                                                                                                   ----------------
  Comprehensive income                                                                                    $ 174
                                                                                                   ================
  Dividends and return of capital               -            -            (141)             -
  Capital contributions - cash                 25            -               -              -
  Capital contribution under
     deferred contract with affiliate         120         (120)              -              -
  Purchase price adjustment                    68            -               -              -
  Amortization of deferred contract
     with affiliate                             -           29               -              -
                                       ------------- --------------- --------------------------------
Balance, December 31, 2001                $ 2,902         $(91)           $ 40           $ (2)
                                       ============= =============== =========== ====================









The accompanying notes are an integral part of these consolidated statements.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Millions)

                                                                                           For the Period
                                                                                         From July 12, 2000
                                                                       For the Year          (Inception)
                                                                           Ended               Through
                                                                       December 31,         December 31,
                                                                           2001                 2000
                                                                     ------------------ ----------------------
Cash Flows from Operating Activities:
Net income                                                                $   176           $    5
                                                                     ------------------ ----------------------
Adjustments  to  reconcile   net  income  to  net  cash  provided  by  operating
  activities:
  Depreciation and amortization                                                75                2
  Risk management activities, net                                               2                -
  Deferred contract with affiliate                                             29                -
  Changes in certain assets and liabilities, exluding effects from acquisitions:
    Customer accounts receivables                                              (9)               -
    Affiliate receivables                                                     (30)             (29)
    Prepaid rent                                                              (99)               2
    Fuel stock                                                                (41)               3
    Other current assets                                                       (5)              10
    Accounts payable and accrued liabilites                                     -                4
    Payables to affiliate                                                      20                3
    Other current liabilities                                                  (1)               2
                                                                     ------------------ ----------------------
      Total adjustments                                                       (59)              (3)
                                                                      ------------------ ----------------------
      Net cash provided by operating activities                               117                2
                                                                      ------------------ ----------------------

Cash Flows from Investing Activities:
Capital expenditures                                                          (47)              (2)
Loans to affiliate (Note 4)                                                   (29)            (223)
Asset acquisition costs                                                        (2)            (917)
                                                                      ------------------ ----------------------
      Net cash used in investing activities                                   (78)          (1,142)
                                                                     ------------------ ----------------------

Cash Flows from Financing Activities:
Proceeds from note payable to affiliate                                        55               75
Capital contributions                                                          25            1,087
Dividends                                                                    (141)               -
                                                                     ------------------ ----------------------
      Net cash (used in) provided by financing activities                     (61)           1,162
                                                                     ------------------ ----------------------
 Net (Decrease) Increase in Cash and Cash Equivalents                         (22)              22
Cash and Cash Equivalents, beginning of year                                   22                -
                                                                      ------------------ ----------------------
Cash and Cash Equivalents, end of year                                    $     -           $   22
                                                                      ================== ======================
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized                        $    11           $    -
                                                                      ================== ======================
Noncash Investing and Financing Activities:
Capital contributions under deferred contract with affiliate              $   120           $    -
                                                                      ================== ======================
Purchase price adjustment                                                 $    68           $    -
                                                                      ================== ======================
Fair value of assets acquired                                             $     -           $1,720
Fair value of liabilities assumed                                               -             (118)
                                                                     ------------------ ----------------------
      Net assets contributed                                              $     -           $1,602
                                                                      ================== ======================


The accompanying notes are an integral part of these consolidated statements.

                    Mirant Mid-Atlantic, LLC and Subsidiaries
                   Notes to Consolidated Financial Statements
                           December 31, 2001 and 2000


1.     Accounting and Reporting Policies

General

     Mirant Mid-Atlantic, LLC, a Delaware limited liability company ("LLC"), was formed on July 12, 2000 in conjunction with Mirant Corporation's ("Mirant") planned acquisition of generating assets and other related assets from Potomac Electric Power Company ("PEPCO") (Note 2). Mirant Mid-Atlantic, LLC and its subsidiaries (collectively the "Company" or "Mirant Mid-Atlantic") are indirect wholly owned subsidiaries of Mirant Americas Generation, LLC ("Mirant Americas Generation"), an indirect wholly owned subsidiary of Mirant.

     The Company is primarily engaged in the development and operation of nonregulated power generation facilities in Maryland and the District of Columbia. The Company's consolidated financial statements include its wholly owned subsidiaries as follows:

     o   Mirant Chalk Point, LLC ("Mirant Chalk Point");
     o   Mirant D.C. O&M, LLC ("Mirant D. C. O&M");
     o   Mirant Piney Point, LLC ("Mirant Piney Point"); and
     o   Mirant MD Ash Management, LLC ("Mirant MD Ash Management").

     The results of operations of the acquired assets (Note 2) are incorporated into the Company's consolidated results of operations from December 19, 2000 (date of acquisition) onward.

Basis of Presentation

     The consolidated financial statements of Mirant Mid-Atlantic are presented in conformity with accounting principles generally accepted in the United States ("United States GAAP"). The accompanying financial statements have not been prepared in accordance with Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." This pronouncement, under which most rate-regulated United States electric utilities report financial statements, applies to entities that are subject to cost-based rate regulation. By contrast, Mirant Mid-Atlantic's operating investments are not subject to cost-based rate regulation, and therefore, the provisions of SFAS No. 71 do not apply.

     The financial statements include the accounts of Mirant Mid-Atlantic and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

Use of Estimates

     The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition

     Revenues derived from power generation are recognized upon output, product delivery, or satisfaction of specific targets, all as specified by contractual terms. The gains and losses related to financial instruments for hedging activities are recognized in the same period as the settlement of underlying physical transactions. These realized gains and losses are included in operating revenues and operating expenses in the accompanying consolidated statements of income. Effective January 1, 2001, pursuant to the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," financial instruments that do not meet hedge accounting criteria are accounted for by recording these instruments at fair value upon contract execution. The net changes in their fair values are recognized as operating revenues in the period of change. The unrealized gains and losses are recorded as assets and liabilities from risk management activities in the 2001 consolidated balance sheet.

     Effective August 1, 2001, Mirant Mid-Atlantic entered into a fixed rate power purchase agreement with Mirant Americas Energy Marketing, L.P. ("Mirant Americas Energy Marketing"), an indirect wholly owned subsidiary of Mirant, for Mirant Mid-Atlantic's capacity and energy with pricing favorable to Mirant Mid-Atlantic when compared to projected market prices at the date of the agreement. Mirant Mid-Atlantic reduces its operating revenue recognized under this agreement by the favorable variance, through 2002, based on the proportion of volume delivered to the expected minimum delivery through 2002.

Rental Expense

     Rent expense related to the Company's operating leases is recognized on a straight-line basis over the terms of the leases. Cash payments made in excess of recognized lease expense are reflected as prepaid rent in the accompanying consolidated balance sheets.

Credit Risk

     As of December 31, 2001, Mirant Mid-Atlantic's exposure to Mirant Americas Energy Marketing, Mirant Potomac River,LLC ("Mirant Potomac River") and Mirant Peaker,LLC ("Mirant Peaker") was $149 million (including $91 million shown as a deferred contract with affiliate in the members' equity section of the accompanying consolidated balance sheet), $152 million and $71 million, respectively, each representing more than 10% of the Company's total credit exposure. Mirant Mid-Atlantic's total credit exposure is computed as total accounts and notes receivable, adjusted for risk management and derivative hedging activities, netted where appropriate.

Cash and Cash Equivalents

     The Company considers all short-term investments with an original fixed maturity of three months or less to be cash equivalents. The Company participates in Mirant's cash management program whereby any excess funds are transferred to Mirant under a note agreement which is due on demand; any amounts advanced to Mirant under this program are classified as notes receivable from affiliates on the consolidated balance sheet (Note 5).

Fuel Stock and Materials and Supplies

     Fuel stock and materials and supplies are carried at the lower of cost or market. Cost is computed on an average cost basis. Fuel stock is removed from the inventory account once used in generation; materials and supplies are removed from the account once used for repairs, maintenance or capital projects.

Property, Plant, and Equipment

     Property, plant, and equipment and construction work in process are recorded at cost to the Company, which includes materials, labor and appropriate administrative and general costs and the cost of funding construction. The cost of maintenance, repairs and replacement of minor items of property are charged to maintenance expense as incurred.

     Generation assets are depreciated on a straight-line basis over a period of 10 to 42 years. Mirant Mid-Atlantic's capitalization policy expenses the cost of certain immaterial assets when purchased.

     Upon the retirement or sale of assets, the cost of such assets and the related accumulated depreciation are removed from the balance sheet. No gain or loss is recognized for ordinary retirements in the normal course of business since the composite depreciation rates used by Mirant Mid-Atlantic take into account the effect of interim retirements.


Long-Lived Assets and Intangibles

     Mirant Mid-Atlantic records goodwill for the difference between the excess of the purchase price over the net fair value of the separately identified assets and liabilities. The Company amortizes goodwill using the straight-line method over the 40 year expected useful economic life of the goodwill (see Accounting Changes below). Specifically identifiable intangible assets include acquired trading and development rights that are amortized over their estimated useful lives ranging from 35 to 40 years. Intangible assets also include emission allowances, and the right to future allowances, received at the date of acquisition from PEPCO, in respect of the leased assets. These allowances are amortized using the straight-line method over the average term of the leases of 33 years. Mirant Mid-Atlantic evaluates long-lived assets, such as property, plant and equipment, goodwill, and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for loss if the carrying value is greater than fair value. For assets identified as held for sale, the carrying value is compared to the estimated fair value less cost to sell to determine if an impairment provision is required. Until the assets are disposed of, their estimated fair value is reevaluated when circumstances or events change.

Non-Recurring Charges

     The Company cancelled a $1.5 billion bank commitment letter before December 31, 2000. The facility would have provided flexibility in the purchase of certain assets (Note 2) had the PEPCO lease transaction been delayed (Note 7). Fees associated with this facility were approximately $4 million for the period from July 12, 2000 (inception) through December 31, 2000 and are included in financing fees on the accompanying consolidated statement of income.

Income Taxes

     The Company was formed as an LLC on July 12, 2000 and is treated as a partnership for income tax purposes. As such, the individual LLC members are subject to federal and state taxes based on their allocated portion of income and expenses and the Company is not subject to federal and state income taxation. Accordingly, no provision for federal or state income taxes has been made in the accompanying consolidated financial statements.

Comprehensive Income

     Comprehensive income, which includes net income and unrealized gains and losses on certain derivatives that qualify as cash flow hedges, is presented in the consolidated statements of members' equity. The objective of the statement is to report a measure of all changes in members' equity of an enterprise that result from transactions and other economic events of the period other than transactions with members (Note 4).

Accounting Changes

     Effective January 1, 2001, Mirant Mid-Atlantic adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires that certain derivative instruments be recorded in the balance sheet as either assets or liabilities measured at fair value, and that changes in the fair value be recognized currently in earnings, unless specific hedge accounting criteria are met or the transactions are considered normal purchases and sales under SFAS No. 133. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income ("OCI") and the gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. Any ineffectiveness relating to these hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments for which hedge accounting criteria are met are reflected as derivative hedging instruments in the accompanying consolidated balance sheet at December 31, 2001. The impact of adoption of SFAS No. 133 was immaterial to the Company's consolidated statement of income (Note 6).

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These pronouncements significantly change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method; use of the pooling-of-interests method is no longer allowed. The statement further clarifies the criteria to recognize intangible assets separately from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment analysis approach to goodwill and indefinitely-lived intangibles. SFAS No. 142 is effective for the Company's 2002 fiscal year or for business combinations initiated after June 30, 2001. Management expects the application of the non-amortization provisions of the statement will result in an increase in net income of approximately $33 million in 2002. As of December 31, 2001, Mirant Mid-Atlantic has an unamortized goodwill balance of $1,169 million. Mirant Mid-Atlantic has not finalized the financial statement impact of either pronouncement.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for the Company's 2003 fiscal year. Mirant Mid-Atlantic has not yet determined the financial statement impact of this pronouncement.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets (Note 8).

2.   Acquisition of PEPCO Assets

     On December 19, 2000, Mirant, through its subsidiaries and together with lessors in a lease transaction, purchased PEPCO's generation assets in Maryland and Virginia. The acquired assets are located in the PJM interconnection market ("PJM"), which encompasses all or a part of Pennsylvania, New Jersey, Maryland, Delaware, Virginia and the District of Columbia. As part of the acquisition, Mirant Americas Energy Marketing assumed transition power agreements and obligations under power purchase agreements, that represented a net liability of approximately $2.3 billion.

The acquired and leased assets consist primarily of four electric generating stations:

     o the 1,492 megawatt (MW) coal and oil-fired Morgantown station located in Charles County, Maryland;

     o the 2,429 MW coal, oil, and gas-fired Chalk Point station located in Prince George's County, Maryland, including the assignment of PEPCO's rights and obligations to the 84 MW Southern Maryland Electric Cooperative, Inc. ("SMECO") combustion turbine located at the Chalk Point station site;

     o the 853 MW coal, oil, and gas-fired Dickerson station located in upper Montgomery County, Maryland; and

     o the 482 MW coal and oil-fired Potomac River station located in Alexandria, Virginia.

     The megawatts stated above are calculated net dependable capacity.

     In addition to the electric generating stations described above, Mirant also acquired three coal ash storage facilities, a 51.5 mile oil pipeline serving the Chalk Point and Morgantown stations, an engineering and maintenance service facility and related assets. Mirant's rights to acquire the assets were assigned to certain of its subsidiaries and Mirant executed and delivered to PEPCO a parent guarantee to support the obligations of subsidiaries under the project agreements. In addition, as part of the acquisition, approximately 950 former PEPCO employees became employees of Mirant Mid-Atlantic Services, LLC ("Mirant Mid-Atlantic Services"), an indirect wholly owned subsidiary of Mirant (Note 5).

     In connection with the above transaction, the Company paid $917 million for materials and supplies and property, plant and equipment. The Company also received a noncash contribution of assets of $1,627 million and assumed liabilities of $14 million from Mirant. As a result, the Company and its subsidiaries own the baseload and cycling units at the Chalk Point facility (1,907 MW), the peaking units at the Morgantown facility (248 MW), the peaking units at the Dickerson facility (307 MW), three ash storage facilities, the 51.5 mile oil pipeline, and the engineering and maintenance service facility. The Company also entered into an operating lease for the Morgantown (1,244 MW) and Dickerson (546 MW) baseload facilities.

     The Company accounted for the acquisition as a purchase business combination in accordance with Accounting Principles Board Opinion No. 16. Direct costs of the acquisition amounted to approximately $27 million. The final purchase price allocation is as follows (in millions):

         Current assets                                 $   43
         Property, plant and equipment                   1,014
         Goodwill and other intangibles                  1,487
         Current liabilities                               (14)
                                                        -------
         Purchase price                                 $2,530
                                                        =======

     Mirant assigned to Mirant Potomac River and Mirant Peaker the 482 MW Potomac River facility and the remaining 438 MWs at the Chalk Point facility, respectively. Mirant Peaker also acquired the rights and obligations related to the 84 MW combustion turbine owned by SMECO. Mirant Potomac River and Mirant Peaker are direct wholly owned subsidiaries of Mirant and are affiliates of the Company.

3.    Property, Plant and Equipment

    Property, plant and equipment consisted of the following at December 31, 2001 and 2000 (in millions):

                                               2001      2000
                                             -------   -------
      Production...........................  $ 1,034   $   986
      Land.................................       12        15
                                             -------   -------
                                             $ 1,046   $ 1,001
                                             =======   =======

     Production assets are depreciated on a straight-line basis over a period of 10 to 42 years.


4.       Other Comprehensive Loss

     Other comprehensive loss includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges. The effect of other comprehensive loss is disclosed in the accompanying consolidated statement of members' equity.

     Components of accumulated other comprehensive loss consisted of the following (in millions):

        Balance, December 31, 2000                                 $    -

        Other comprehensive loss for the period:
          Transitional adjustment from adoption of SFAS No. 133        (4)
          Change in fair value of derivative instruments               46
          Reclassification to earnings                                (44)
                                                                     --------
        Other comprehensive loss                                       (2)
                                                                     --------
        Balance, December 31, 2001                                 $   (2)
                                                                     ========

     Mirant Mid-Atlantic estimates that an immaterial amount of net derivative gains or losses included in accumulated other comprehensive loss as of December 31, 2001 will be reclassified into earnings or otherwise settled within the next twelve months as certain forecasted transactions relating to commodity contracts are realized.


5.  Related Party Transactions and Funding

Management, Personnel and Administrative Services Agreements

     Mirant Mid-Atlantic Services and Mirant Services, LLC ("Mirant Services"), each acting as an independent contractor, provide various management, personnel and administrative services to the Company. Mirant Mid-Atlantic Services hired former PEPCO personnel to provide operation, maintenance and general management services and advice to the Company. Mirant Mid-Atlantic Services has a labor contract with the International Brotherhood of Electrical Workers that extends to May 2003 and involves approximately 70% of the Company's operating personnel. In addition to operations personnel, both companies also provide personnel to perform contract administrative services; bookkeeping, accounting and auditing services; finance and treasury services; tax assistance; and insurance and bonding assistance. Both companies assume all liabilities for pension and other employee benefits for its employees and Mirant Mid-Atlantic has no obligation to provide for pension or other employee benefits, which relate to the period subsequent to the PEPCO acquisition. The Company pays a fee to Mirant Mid-Atlantic Services and Mirant Services equal to Mirant Mid-Atlantic Services' and Mirant Services' costs of providing such services. However, Mirant Mid-Atlantic did assume a pre-acquisition liability for pension and employee benefits of approximately $92 million which is included in payables to affiliates in the accompanying December 31, 2000 consolidated balance sheet. In 2001, this payable was assumed by Mirant and accounted as a purchase price adjustment during 2001. Both Mirant Mid-Atlantic Services' and Mirant Services' agreements with the Company expire on December 31, 2002 and will automatically renew for successive one year terms unless either party to either agreement notifies the other party, at least 30 days prior to the expiration date, that the agreement will not be renewed.

     The total fees incurred under both agreements for the year ended December 31, 2001 were approximately $104 million and for the period from July 12, 2000 (inception) through December 31, 2000 were approximately $8 million. Total fees accrued as of December 31, 2001 were approximately $13 million and as of December 31, 2000 were approximately $8 million.

Ash Disposal and Storage Services Agreements

     Mirant MD Ash Management, acting as an independent contractor, provides services, personnel and resources to load, transport, unload and store ash produced by each of the generating stations. Each generating station utilizing such services pays a fee to Mirant MD Ash Management equal to Mirant MD Ash Management's cost of providing such services. This agreement will expire on December 31, 2002 and will automatically renew for successive one year terms unless either party to the agreement notifies the other party, at least 30 days prior to the expiration date, that the agreement will not be renewed. After intercompany eliminations, the total revenue recognized, representing services to Mirant Potomac River, under this agreement for the year ended December 31, 2001 was $742 thousand and for the period from July 12, 2000 (inception) through December 31, 2000 was $21 thousand. The receivable under this agreement as of December 31, 2001 was $29 thousand and as of December 31, 2000 was $21 thousand.

Common Facilities Agreement

     Mirant Chalk Point provides services and resources for and access to the common facilities shared by Mirant Chalk Point and Mirant Peaker at the Chalk Point generating facility. Mirant Peaker pays a fee to Mirant Chalk Point equal to Mirant Chalk Point's costs of providing such services in conjunction with the operation and maintenance of the combustion turbines at the Chalk Point generating facility. This common facilities agreement will expire on December 31, 2002 and will automatically renew for successive one year terms unless either party to the agreement notifies the other party to the agreement that the agreement will not be renewed at least 30 days prior to the expiration date. For the year ended December 31, 2001 the Company incurred $2 million in costs and recognized $2 million in operating revenues associated with this agreement. For the period from July 12, 2000 (inception) through December 31, 2000 the Company incurred no costs and recognized no revenue associated with this agreement.

Capital Contribution Agreement

     The purchases of the Potomac River generating facility and the Chalk Point combustion turbines (including the rights and obligations with respect to the Southern Maryland Electric Cooperative combustion turbine) by Mirant Potomac River and Mirant Peaker, respectively, were funded by a capital contribution from Mirant and loans from the Company evidenced by notes. Under the capital contribution agreement, Mirant Potomac River and Mirant Peaker will make distributions to Mirant at least once per quarter, if funds are available. Distributions will equal all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and the Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to the Company. For the year ended December 31, 2001, total capital contributions received by the Company under this agreement totaled $25 million.

Power Sales Agreements

     In 2000, the Company entered into a master power sales agreement with Mirant Americas Energy Marketing which was amended in March 2001. Under the terms of the agreement, as amended, the Company agreed to supply all capacity, ancillary services and energy requirements to meet Mirant Americas Energy Marketing's obligations under the PEPCO transition power agreements which are not met by deliveries under the PEPCO power purchase agreements. The Company's agreement to supply Mirant Americas Energy Marketing's obligations under the transition power agreements also includes supplying power to Mirant Americas Energy Marketing to enable it to meet the load requirements for any retail customer served by a supplier supplied by Mirant Americas Energy Marketing, which customer was previously supplied by PEPCO and whose load would be included within the load supplied by the PEPCO transition power agreement if such customer had remained a customer of PEPCO. The price the Company received for all sales to Mirant Americas Energy Marketing was the market price for energy in the PJM market.

     In August 2001, Mirant Americas Energy Marketing entered into a fixed rate power purchase agreement for the Company's capacity and energy, which substitutes and terminates the then existing master power agreement, as amended, for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004 at Mirant Americas Energy Marketing's option. The agreement includes all of the output of the facilities over the agreement term. However, Mirant Americas Energy Marketing has the option to reduce the committed capacity and energy purchases for fiscal 2002, limited to 75% of the total output of the Company's facilities. For 2003 and 2004, Mirant Americas Energy Marketing has the option to purchase up to 100 % (in blocks of 25%) of the total output of the Company's facilities, with no minimum commitment. For 2002, Mirant Americas Energy Marketing has elected to keep its committed capacity and energy purchases at 100% of the total output of the Company's facilities. The Company's affiliated companies, Mirant Potomac River and Mirant Peaker, entered into fixed rate power purchase agreements with Mirant Americas Energy Marketing, on the same terms and effective over the same period as the agreement outlined above. Through the capital contribution agreement between Mirant Mid-Atlantic and Mirant, the cash available from these affiliated companies is paid as a dividend to Mirant, which in turn makes an indirect capital contribution to Mirant Mid-Atlantic for the same amount.

     At the inception date, the pricing of Mirant Americas Energy Marketing's minimum committed capacity and energy purchases over the term of the agreements was favorable to the Company and its affiliates when compared to projected market rates in the PJM. The total value to the Company and its affiliates was approximately $167 million. The amount related specifically to the Mirant Mid-Atlantic owned or leased facilities amounted to $120 million and is reflected as both an addition to members' interest and an offsetting contra equity account on the Company's condensed consolidated balance sheet and statement of members' equity at the inception of the agreements. The Company will reduce operating revenue recognized under these agreements by the favorable variance noted above, through 2002 based on the proportion of volume delivered to the expected minimum delivery over the remaining period. The total amount of operating revenue reductions for the year ended December 31, 2001 was $33 million. The contra equity amount is reduced as cash is received from Mirant Americas Energy Marketing over the contract term, with cash being received in the month following the reduction to operating revenue. The total amount of cash received, attributable to the favorable variance, during the year ended December 31, 2001 amounted to $29 million.

     Concurrent with the power sales agreement described above, the Company transferred to Mirant Americas Energy Marketing its physical forward sales, physical and financial options, swaps and other derivative hedging instruments related to power transactions, at the market value of $12 million. This sales amount is included in operating revenues in the accompanying consolidated statements of income for the year ended December 31, 2001. Furthermore, under the agreement, Mirant Americas Energy Marketing will not enter into any power transactions pursuant to its services agreement with the Company, for the duration of the power sales agreement, unless otherwise agreed to in writing by both the Company and Mirant Americas Energy Marketing.

     The Company will sell Mirant Americas Energy Marketing additional capacity, ancillary services and energy to the extent such products are available after supplying the Company's obligations to Mirant Americas Energy Marketing under the Energy and Capacity Sales Agreement. The price for such sales will be the actual price Mirant Americas Energy Marketing obtains from the resale of such products to third parties, including power pools.

Services and Risk Management Agreements

     The Company has entered into multiple services and risk management agreements with Mirant Americas Energy Marketing. The Company's services and risk management agreements provide that:

     o Mirant Americas Energy Marketing is responsible for all dispatching or bidding of the Company's generating facilities.

     o Mirant Americas Energy Marketing provides fuel, including fuel oil, gas and coal, for the Company's generating facilities at Mirant Americas Energy Marketing's cost. Mirant Americas Energy Marketing charges its actual fuel costs which are calculated as Mirant Americas Energy Marketing's actual cost for purchases, transportation, inventory and related costs, as adjusted for any gains or losses on fuel hedges and trading activities.

     o Mirant Americas Energy Marketing procures all emissions credits necessary for the operation of the Company's generating facilities and sells excess credits. Mirant Americas Energy Marketing charges its actual cost of acquiring the credits and remits the proceeds of any emission credit sales to the Company, as adjusted for any gains or losses on emission hedges and trading activities.

     o Mirant Americas Energy Marketing procures or advises the Company to procure business interruption insurance and forced outage insurance. The cost of insurance is charged to the Company. Any proceeds from such insurance will be included within revenues, as defined in the risk management agreement, for purposes of calculating the Company's net revenues for the year and any bonus payable to Mirant Americas Energy Marketing.

     o Mirant Americas Energy Marketing enters into financial products (including, but not limited to, swaps, contracts for differences, options and weather derivatives) purchased for the Company. The costs, including without limitation, third party broker costs, transaction fees and gains or losses related to such financial products, are charged to or paid to the Company.

     o Mirant Americas Energy Marketing enters into forward sales, hedges and other transactions for the Company's benefit. The costs of such transactions, including without limitation, purchased power costs, transmission costs, third party broker costs, transaction fees, incremental credit costs and gains or losses related to such activities, are charged to or paid to the Company.

     Mirant Mid-Atlantic pays an annual service fee to Mirant Americas Energy Marketing for providing these services. The service fee for the period from December 19, 2000 through December 31, 2000 was approximately $142 thousand and for the year ended December 31, 2001 was approximately $7 million. In addition, once the Company's net revenues (net revenues are revenues in excess of costs, which do not include operation and maintenance expense and lease payments) reach a specified level, Mirant Americas Energy Marketing is entitled to 50% of the aggregate net revenues in excess of such amount. The specified amount of aggregate net revenues used to calculate Mirant Americas Energy Marketing's bonus will be established by Mirant Americas Energy Marketing and the Company on an annual basis. For 2001, Mirant Americas Energy Marketing was entitled to 50% of the Company's aggregate net revenues in excess of $896 million. Amounts of net revenues due Mirant Americas Energy Marketing under this agreement are only payable to the extent that the Company could at the time make a restricted payment and are fully subordinated to the payments due under the facility leases and all other non-disputed obligations then due and payable. This agreement may be terminated by the Company without further payment upon the exercise of remedies following the occurrence of a lease event of default. No bonus amounts were earned by Mirant Americas Energy Marketing for 2001.

     For 2002, Mirant Americas Energy Marketing's service and risk management agreements with the Company and with Mirant Potomac River and Mirant Peaker will continue under the same terms as in 2001.

     Total power sales to Mirant Americas Energy Marketing by the Company amounted to $1,018 million for the year ended December 31, 2001 and $40 million for the period from July 12, 2000 (inception) through December 31, 2000. Total fuel inventory purchased by Mirant Americas Energy Marketing on behalf of the Company was $350 million for the year ended December 31, 2001 and $10 million for the period from July 12, 2000 (inception) through December 31, 2000. As of December 31, 2001 and 2000 the Company had a receivable from Mirant Americas Energy Marketing of $58 million and $29 million, respectively.

Notes Receivable from Affiliates

     Mirant Peaker and Mirant Potomac River borrowed funds from the Company in order to finance their respective acquisitions of generation assets. At both December 31, 2001 and 2000, notes receivable from these two affiliates consisted of the following:

                                                    Interest
        Borrower                    Principal        Rate             Maturity
        --------                    ---------       --------          --------
                                  (in millions)
  Mirant Potomac River........         $ 152           10%            12/30/2028
  Mirant Peaker...............          $ 71           10%            12/30/2028

     Principal is due on maturity with interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12%. Mirant Potomac River and Mirant Peaker may prepay up to $5 million and $3 million per year, respectively. Interest earned from Mirant Potomac and Mirant Peaker for the year ended December 31, 2001 was $23 million and for the period from July 12, 2000 (inception) through December 31, 2000 was $1 million. There was no accrued interest due from affiliates as of December 31, 2001 and $1 million as of December 31, 2000.

     During 2001, the Company entered into a cash management agreement with Mirant, whereby any excess cash, including capital contributions, is transferred to Mirant pursuant to a note agreement which is payable upon demand. These advances are reflected in current notes receivable from affiliates on the accompanying consolidated balance sheet at December 31, 2001. Similarly, Mirant may advance funds to various subsidiaries for working capital purposes. At December 31, 2001, the Company had made net advances to Mirant under the cash management agreement totaling $29 million; such advances are included in current notes receivable from affiliates in the accompanying consolidated balance sheet at December 31, 2001. This note receivable from Mirant is due on demand and accrues interest based on the actual return obtained by Mirant on its investments. The repayment of any advances made by Mirant Mid-Atlantic to Mirant are subordinate to the repayment and performance of all obligations of Mirant.

Note Payable to Affiliate

     The Company had a credit facility available from Mirant Americas Generation up to $150 million, bearing an interest rate equivalent to Mirant Americas Generation's cost of funds (9.5% at December 31, 2001) and payable upon demand. As of December 31, 2001 and 2000, the Company had drawn $130 and $75 million on this facility, respectively. Interest expense for the year ended December 31, 2001 was $9 million and for the period from July 12, 2000 (inception) through December 31, 2000 was $213 thousand. Accrued interest was $17 thousand as of December 31, 2001 and $213 thousand as of December 31, 2000 (Note 8).

6.    Financial Instruments

Derivative Hedging Instruments

     The Company is exposed to market risk including changes in certain commodity prices. To manage the volatility relating to those exposures, the Company enters into various derivative transactions pursuant to the Company's policies in areas such as counterparty exposure and hedging practices.

     The Company enters into commodity financial instruments in order to hedge market risk and exposure to electricity and to natural gas, coal and other fuels utilized by its generation assets. These financial instruments primarily include forwards, futures and swaps. Prior to the Company's January 1, 2001 adoption of SFAS No. 133, the gains and losses related to these derivatives were recognized in the same period as the settlement of the underlying physical transaction.

     At December 31, 2000, the Company had unrealized net losses of approximately $4 million related to these financial instruments. The fair value of its nontrading commodity financial instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     Subsequent to the adoption of SFAS No. 133 on January 1, 2001, these derivative instruments are recorded in the consolidated balance sheet as either derivative hedging assets or liabilities measured at fair value, and changes in the fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. If the criteria for hedge accounting are met, changes in the fair value are recognized in other comprehensive income until such time as the underlying physical transaction is settled and the gains and losses related to these derivatives are recognized in earnings. During the year ended December 31, 2001, $44 million of derivative gains were reclassified to operating income. The derivative gains, when combined with the settlement of the underlying physical transactions together represented the Company's net commodity revenues and costs.

     SFAS No. 133 increases the volatility of both net income and other comprehensive income as derivative instruments are valued based on market prices. Therefore, as the prices change, the change in fair value of the derivatives will change.

     At December 31, 2001 and 2000, the Company had contracts that related to periods through 2004. The net notional amount of the derivative hedging instruments at December 31, 2001 was approximately 10 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

Risk Management Activities

     Certain financial instruments used by the Company to manage risk exposure to energy and fuel prices do not meet the hedge criteria under SFAS No. 133. These financial instruments are recorded at fair value as risk management assets and risk management liabilities in the accompanying consolidated balance sheet at December 31, 2001.

     At December 31, 2001, the Company had contracts that related to periods through 2006. The net notional amount of the risk management assets and liabilities at December 31, 2001 was approximately 2.9 million equivalent megawatt-hours. The net notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

         The fair values of the risk management assets and liabilities recorded on the consolidated balance sheet as of December 31, 2001 are included in the following table (in millions). The average values are based on a quarterly average for 2001.


                                             Risk Management Assets       Risk Management Liabilities
                                         ----------------------------     ---------------------------
                                             Average        Value at         Average       Value at
                                              Value       December 31,        Value      December 31,
                                                             2001                           2001
                                          -------------- --------------- ------------- ---------------
Energy commodity instruments:
Oil....................................       $   14          $  1           $ 15          $   3
Natural gas............................            2             4              2              3
Electricity............................            2             -              2              -
Other..................................            1             -              -              1
                                         -------------- --------------- ------------- ---------------
  Total................................       $   19          $  5           $ 19          $   7
                                         ============== =============== ============= ===============


Fair Values

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of the fair value of all financial instruments. At December 31, 2001 and 2000, financial instruments recorded at contractual amounts that approximate market or fair value include cash and cash equivalents, accounts and notes receivable, accounts payable and short term debt. The market values of such items are not materially sensitive to shifts in market interest rates because of the limited term to maturity of many of these instruments and /or their variable interest rates. As of December 31, 2001 the Company's long-term notes receivables from affiliates had a carrying or notional value of $223 million and an estimated fair value of approximately $227 million.

7.    Commitments and Contingent Matters

Operating Leases

     On December 19, 2000, in conjunction with the purchase of the PEPCO assets, the Company entered into multiple sale-leaseback transactions totaling $1.5 billion relating to the Dickerson and the Morgantown baseload units and associated property. The terms of each lease vary between 28.5 and 33.75 years. The Company is accounting for these leases as operating leases. The Company's expenses associated with the commitments under the Dickerson and Morgantown operating leases totaled approximately $96 million for the year ended December 31, 2001. As of December 31, 2001, estimated minimum rental commitments for all non-cancelable operating leases, which consists primarily of the obligations under the Dickerson and Morgantown leases, were approximately $172 million, $152 million, $123 million, $118 million and $107 million for the years 2002, 2003, 2004, 2005 and 2006, respectively. As of December 31, 2001, the total remaining minimum lease payments over the non-cancelable terms of the leases were approximately $2.9 billion. The lease agreements contain covenants that restrict the Company's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities. The Participation Agreement allows increased debt for a number of purposes and in a number of forms including for working capital purposes, intercompany loans, subordinated indebtedness and guaranteed indebtedness.

     These leases are part of a leveraged lease transaction. Three series of certificates were issued and sold pursuant to a Rule 144A offering. These certificates are interests in pass through trusts that hold the lessor notes issued by the owner lessors. The Company pays rent to an indenture trustee, who in turn makes payments of principal and interest to the pass through trusts and any remaining balance to the owner lessors for the benefit of the owner participants. According to the registration rights agreement dated December 18, 2000, the Company must maintain its status as a reporting company under the Exchange Act. The Company was also obliged to consummate an exchange offer pursuant to an effective registration statement under the Securities Act. On July 6, 2001, the Company's registration statement became effective and the exchange offer was completed in August 2001.

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

Maryland Property Tax Proposal

     The Maryland General Assembly is considering legislation proposed by the Governor that could double personal property taxes paid by power plants in the state. Under the proposal, Mirant Mid-Atlantic's personal property tax in Maryland could increase from approximately $30 million to a total of approximately $60 million. The tax increase would be applicable for the fiscal year beginning July 1, 2002. The proposal is currently being discussed and the ultimate outcome is uncertain. The General Assembly is scheduled to approve a budget by April 1, 2002; adjournment is set for April 8, 2002.

Environmental

     In January 2001, the U.S. Environmental Protection Agency (the "EPA") issued a request to the Company for information under the Clean Air Act, concerning the air permitting implications of past repair and maintenance activities at Chalk Point, Dickerson and Morgantown plants in Maryland. The Company has responded fully to this request. The Company cannot provide assurance that lawsuits or other administrative actions against its power plants will not be filed or taken in the future. If an action is filed against the Company or its power plants and it is judged to not be in compliance, this could require substantial expenditures to bring the Company's power plants into compliance and have a material adverse effect on its financial condition, cash flows and results of operations.

PEPCO Litigation

     On October 25, 2001, the Company entered into a settlement with PEPCO which finalized a number of closing adjustments in connection with the asset acquisition completed in December 2000. The settlement included resolution of the civil action filed by PEPCO against Mirant on August 2, 2001 in the U.S. District Court for the District of Columbia. As a result of the settlement, the Company made a net cash payment to PEPCO of $26 million.

Legal Matters

     On December 19, 2000, Mirant, through its subsidiaries and together with lessors in a lease transaction, purchased from PEPCO four electric generation facilities in the Washington D.C. area. As a part of the purchase, and with certain qualifications, Mirant agreed to indemnify Pepco, for certain liabilities arising in lawsuits filed after December 19, 2000, even if they relate to incidents occurring prior to that date. Since the acquisition, PEPCO has notified Mirant of approximately 30 asbestos cases, distributed among three Maryland jurisdictions (Prince George's County, Baltimore city and Baltimore County), as to which it claims a right of indemnity. In each of these claims, PEPCO's liability is primarily grounded on the theory of premises liability. Each plaintiff seeks a multi-million dollar award. It is expected that additional such lawsuits will be filed in the future, however, the number of such additional lawsuits cannot now be determined. Mirant Mid-Atlantic believes that substantial defenses to liability exist and that, even if found liable, plaintiffs' damages claims are greatly exaggerated. Based on information and relevant circumstances known at this time, Mirant Mid-Atlantic does not believe these suits will have a material adverse effect on its financial position. An unfavorable decision, however, could have a material adverse effect on results of operations in the particular year in which a decision is rendered.

     Mirant Mid-Atlantic is party to legal proceedings arising in the ordinary course of business. In the opinion of management, the disposition of these matters will not have a material adverse impact on the Company's consolidated results of operations, cash flows or financial position. The Company books estimated losses from contingencies when information available indicates that a loss is probable in accordance with SFAS No. 5, "Accounting for Contingencies."

Insurance Coverage

     The worldwide commercial insurance industry has steadily contracted since mid-year 2000 making property and business interruption insurance coverage less available and more expensive. The September 11, 2001 attacks on the World Trade Center and Pentagon have further weakened the markets' condition. Mirant Mid-Atlantic's deductibles for property insurance have increased from $1 million per occurrence to $2.5 million per occurrence, and business interruption deductibles remained the same at 60 days per occurrence. The limits available for such insurance, excluding terrorism and sabotage, have also been reduced but still exceed several hundred million dollars per occurrence. This change in Mirant Mid-Atlantic's insurance coverage took effect on the November 1, 2001 renewal date.

     The availability of terrorism and sabotage insurance is also significantly reduced due to the September 11, 2001 attacks. In response, Mirant Mid-Atlantic has a new program for physical damage and business interruption arising from terrorism or sabotage events. The program provides for worldwide coverage limited to $100 million with deductibles of $5 million for physical damage and 60 days for business interruption.


8.    Subsequent Events

Adoption of New Accounting Standards

     Mirant Mid-Atlantic's adoption of SFAS No. 144 effective January 1, 2002 did not have a material impact on its consolidated financial statements.

Capital Contribution of Note Payable to Affiliate

     In January 2002, Mirant Americas Generation made a capital contribution to Mirant Mid-Atlantic of the $130 million outstanding balance under the Company's credit facility with Mirant Americas Generation. The credit facility was concurrently terminated and is no longer available to Mirant Mid-Atlantic. This capital contribution will be reflected in the 2002 consolidated financial statements.

Mirant Restructuring (Unaudited)

     In January 2002, Mirant announced a strategic business plan change designed to reduce capital spending and operating expenses. The plan outline includes the cancellation of turbine purchases orders, reduced capital spending, severing employees and the potential sale of generation facilities. At this time, the Company cannot assess what impact Mirant's plan will have on the Company's financial statements.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2002.

                          MIRANT MID-ATLANTIC, LLC


                          By /s/ J. William Holden III
                            -----------------------------
                             J. William Holden III
                             Vice President, Finance
                             (Principal Financial Officer)


                          By /s/ Paul M. Lansdell
                             -----------------------------
                             Paul M. Lansdell
                             Vice President and Controller
                             (Principal Accounting Officer)





MIRANT MID-ATLANTIC, LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

Signatures                                  Title
----------                                 --------

/s/ Randall E. Harrison            Chief Executive Officer of Mirant Mid-Atlantic, LLC
-----------------------               Director of Mirant Mid-Atlantic Management, Inc.
Randall E. Harrison                   (Principal Executive Officer)


/s/ J. William Holden III          Vice President, Finance of Mirant Mid-Atlantic, LLC
-------------------------             Director of Mirant Mid-Atlantic Management, Inc.
J. William Holden III                 (Principal Financial Officer)


/s/ Paul M. Lansdell               Vice President and Controller of Mirant Mid-Atlantic, LLC
--------------------                  (Principal Accounting Officer)
Paul M. Lansdell

/s/ Lisa D. Johnson                President of Mirant Mid-Atlantic, LLC
-------------------                   Director of Mirant Mid-Atlantic Management, Inc
Lisa D. Johnson

     Supplemental Information to be Furnished with Reports Filed Pursuant to
        Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act


No annual report or proxy materials has been sent to securities holders and no such report or proxy material is to be furnished to securities holders subsequent to the filing of the annual report on this Form 10-K.