Form 10-Q
period 2002-03-31
MIRANT MID ATLANTIC LLC
filed 2002-05-13
CIK 1138258

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended March 31, 2002
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Transition Period from _____to_____

                            MIRANT MID-ATLANTIC, LLC
             (Exact name of registrant as specified in its charter)

   Delaware                                             58-2574140
--------------------------------------------------------------------------------
 (State or other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

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

                                   ----------
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X_ No__

     Registrant meets the conditions set forth in General Instruction H(i)(a) and (b) of Form 10-Q and is therefore filing this Form with the permitted reduced disclosure format.

                                   ----------

                    Mirant Mid-Atlantic, LLC and Subsidiaries

                                      INDEX

                  For the Quarterly Period Ended March 31, 2002

                                                                                                              Page
                                                                                                             Number
                                                                                                             ------
DEFINITIONS                                                                                                       1
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION                                                        2
                         PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited):
         Condensed Consolidated Statements of Income                                                              3
         Condensed Consolidated Balance Sheets                                                                    4
         Condensed Consolidated Statements of Members' Equity                                                     6
         Condensed Consolidated Statements of Cash Flows                                                          7
         Notes to the Condensed Consolidated Financial Statements                                                 8
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition                    14
Item 3. Quantitative and Qualitative Disclosures about Market Risk                                               19

                           PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                              Inapplicable
Item 2. Changes in Securities and Use of Proceeds                                                      Inapplicable
Item 3. Defaults Upon Senior Securities                                                                Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders                                            Inapplicable
Item 5. Other Information                                                                              Inapplicable
Item 6. Exhibits and Reports on Form 8-K                                                                         20
Signatures




                                   DEFINITIONS
TERM                                                                    MEANING
-----                                                                   -------
Clean Air Act                                                           Clean Air Act Amendments of 1990
ECSA                                                                    Energy and Capacity Sales Agreement
EPA                                                                     U. S. Environmental Protection Agency
FASB                                                                    Financial Accounting Standards Board
LIBOR                                                                   London InterBank Offered Rate
Mirant                                                                  Mirant Corporation and its subsidiaries
Mirant Americas                                                         Mirant Americas, Inc.
Mirant Americas Energy Marketing                                        Mirant Americas Energy Marketing, L. P.
Mirant Americas Generation                                              Mirant Americas Generation, LLC
Mirant Chalk Point                                                      Mirant Chalk Point, LLC
Mirant MD Ash Management                                                Mirant MD Ash Management, LLC
Mirant Mid-Atlantic or the Company                                      Mirant Mid-Atlantic, LLC and its subsidiaries
Mirant Peaker                                                           Mirant Peaker, LLC
Mirant Potomac River                                                    Mirant Potomac River, LLC
Mirant Services                                                         Mirant Services, LLC
OCI                                                                     Other comprehensive income
PEPCO                                                                   Potomac Electric Power Company
PJM                                                                     PJM Interconnection Market
SEC                                                                     Securities and Exchange Commission
SFAS                                                                    Statement of Financial Accounting Standards


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

o the extent and timing of the entry of additional competition in the markets of the Company and its affiliates;

o our pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring;

o    state, federal and other rate regulations in the United States;

o changes in or application of environmental and other laws and regulations to which we, our subsidiaries and affiliates are subject;

o    political,  legal and economic  conditions and  developments  in the United
     States;

o    financial market conditions and the results of our financing efforts;

o    changes  in  market  conditions,   including  developments  in  energy  and
     commodity supply, volume and pricing and interest rates;

o    weather and other natural phenomena;

o performance of our projects undertaken and the success of our efforts to invest in and develop new opportunities;

o the direct or indirect effects on our business, including the availability of insurance, resulting from the terrorist actions on September 11, 2001 or any other terrorist actions or responses to such actions, including, but not limited to, acts of war;

o the direct or indirect effects on our business of the lowering of our credit rating or the credit ratings of Mirant Americas Generation, Mirant Americas Energy Marketing and Mirant (or actions that may be taken in response to changing credit ratings criteria), including increased collateral requirements upon Mirant Americas Energy Marketing and Mirant, demands for increased collateral by current counterparties of Mirant Americas Energy Marketing and Mirant, refusal by current or potential counterparties to enter into transactions with us, Mirant Americas Generation, Mirant Americas Energy Marketing and Mirant and our respective inability to obtain credit or capital in desired amounts or on favorable terms; and

o other factors discussed in this Form 10-Q and in other reports (including our annual report on Form 10-K filed March 28, 2002) filed from time to time with the SEC.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake a duty to update any of the forward-looking statements.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (In Millions)





                                                                For the Three Months
                                                                  Ended March 31,
                                                     ----------------------------------------
                                                                2002
                                                            (Unaudited)         2001
                                                          --------------     -----------

Operating Revenues                                                $ 210           $ 288
                                                          --------------     -----------

Operating Expenses:
Cost of fuel, electricity and other products                         65             140
                                                          --------------     -----------
Gross Margin                                                        145             148
                                                          --------------     -----------
Maintenance                                                           9               5
Rental                                                               24              24
Depreciation and amortization                                        13              18
Selling, general and administrative                                  13              16
Taxes other than income taxes                                         9               7
Other                                                                12              13
                                                          --------------     -----------
  Total other operating expenses                                     80              83
                                                          --------------     -----------
Operating Income                                                     65              65
                                                          --------------     -----------
Other Income (Expense), net:
Interest income                                                       6               6
Interest expense                                                      -              (3)
                                                          --------------     -----------
  Total other income, net                                             6               3
                                                          --------------     -----------
Net Income                                                         $ 71            $ 68
                                                          ==============     ===========









   The accompanying notes are an integral part of these condensed consolidated statements.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)


                                                                              At March 31,
                                                                                  2002             At December 31,
ASSETS:                                                                       (Unaudited)               2001
                                                                            ------------------  ---------------------

Current Assets:
Receivables:
  Customer accounts                                                                6                     10
  Affiliates                                                                      61                     59
  Interest from affiliates                                                         7                      -
Notes receivable from affiliate (Note E)                                         113                     29
Assets from risk management activities (Note D)                                    4                      2
Derivative hedging instruments (Notes C and D)                                     5                      1
Fuel stock                                                                        66                     71
Materials and supplies                                                            31                     33
Prepaid rent                                                                     107                    131
Other prepaids                                                                    12                     21
                                                                           ---------            -----------
  Total current assets                                                           412                    357
                                                                           ---------            -----------

Property, Plant and Equipment:
Property, plant and equipment                                                  1,054                  1,046
Less accumulated provision for depreciation                                      (49)                   (39)
                                                                           ---------            -----------
                                                                               1,005                  1,007
Construction work in progress                                                     29                     20
                                                                           ---------            -----------
  Total property, plant and equipment, net                                     1,034                  1,027
                                                                           ---------            -----------

Noncurrent Assets:
Notes receivable from affiliates (Note E)                                        223                    223
Assets from risk management activities (Note D)                                    6                      3
Derivative hedging instruments (Notes C and D)                                     4                      -
Goodwill, net of accumulated amortization of $37 and $34 for
  2002 and 2001, respectively (Notes A and B)                                  1,229                  1,169
Other intangible assets, net of accumulated amortization of $7 and
  $4 for 2002 and 2001, respectively (Notes A and B)                             182                    280
                                                                           ---------            -----------
  Total noncurrent assets                                                      1,644                  1,675
                                                                           ---------            -----------
  Total assets                                                               $ 3,090                $ 3,059
                                                                           =========            ===========





   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In Millions)



                                                                              At March 31,
LIABILITIES AND MEMBERS' EQUITY:                                                  2002             At December 31,
                                                                              (Unaudited)               2001
                                                                           -------------------  ---------------------
Current Liabilities:
Accounts payable and accrued liabilities                                     $    31                $    41
Payables to affiliates                                                            24                     24
Liabilities from risk management activities (Note D)                               6                      5
Derivative hedging instruments (Notes C and D)                                     5                      1
Note payable to affiliate (Note E)                                                29                    130
                                                                           ---------            -----------
  Total current liabilities                                                       95                    201
                                                                           ---------            -----------

Noncurrent Liabilities:
Liabilities from risk management activities (Note D)                               3                      2
Derivative hedging instruments (Notes C and D)                                     1                      2
Other long term liabilities                                                        5                      5
                                                                           ---------            -----------
  Total noncurrent liabilities                                                     9                      9
                                                                           ---------            -----------

Commitments and Contingent Matters (Note F)

Members' Equity:
Members' interest                                                              3,009                  2,902
Deferred contract with affiliate (Note E)                                        (77)                   (91)
Accumulated other comprehensive income (loss) (Note C)                             3                     (2)
Retained earnings                                                                 51                     40
                                                                           ---------            -----------
  Total members' equity                                                        2,986                  2,849
                                                                           ---------            -----------

  Total liabilities and members' equity                                      $ 3,090                $ 3,059
                                                                           =========            ===========














   The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF MEMBERS' EQUITY (UNAUDITED)
                                  (In Millions)



                                                                                             Accumulated
                                                               Deferred                         Other
                                               Members'        Contract        Retained     Comprehensive       Comprehensive
                                               Interest     With Affiliate     Earnings     Income (Loss)           Income
                                             -----------    ----------------  ----------  ----------------   -------------------
Balance, December 31, 2001                     $ 2,902          $ (91)         $ 40               $ (2)
  Net income                                         -              -            71                  -                $ 71
  Other comprehensive income (Note C)                -              -             -                  5                   5
                                                                                                              -------------------
  Comprehensive income                                                                                                $ 76
                                                                                                              ===================
  Dividends                                          -              -           (60)                 -
  Push down of tax effects of the
     implementation of SFAS No. 142                (37)             -             -                  -
  Capital contributions - cash                      14              -             -                  -
  Capital contributions - noncash                  130              -             -                  -
  Amortization of deferred contract
      with affiliate (Note E)                        -             14             -                  -
                                         --------------    -------------     ----------    ----------------
Balance, March 31, 2002                        $ 3,009          $ (77)         $ 51                $ 3
                                         ==============    =============     ==========    ================











   The accompanying notes are an integral part of these condensed consolidated statements.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In Millions)


                                                                                   For the Three Months
                                                                                     Ended March 31,
                                                                             ----------------------------------
                                                                                  2002
Cash Flows from Operating Activities:                                          (Unaudited)          2001
                                                                             ---------------- -----------------
Net income                                                                      $  71              $ 68
                                                                             --------         ---------
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization                                                    13                18
  Risk management activities, net                                                  (3)               (2)
  Deferred contract with affiliate                                                 14                 -
  Changes in certain assets and liabilities, excluding effects from acquisitions:
    Customer accounts receivables                                                   4                (5)
    Affiliate receivables                                                          (9)              (31)
    Prepaid rent                                                                   24                25
    Fuel stock                                                                      5               (17)
    Other current assets                                                            7                10
    Accounts payable and accrued liabilites                                       (10)               10
    Payables to affiliate                                                           -                23
                                                                             --------         ---------
     Total adjustments                                                             45                31
                                                                             --------         ---------
     Net cash provided by operating activities                                    116                99
                                                                             --------         ---------
Cash Flows from Investing Activities:
Capital expenditures                                                              (15)              (14)
Loans to affiliate                                                                (84)              (95)
                                                                             --------         ---------
     Net cash used in investing activities                                        (99)             (109)
                                                                             --------         ---------
Cash Flows from Financing Activities:
Capital contributions                                                              14                 -
Dividends                                                                         (60)                -
Loans from affiliate                                                               29                 -
                                                                             --------         ---------
     Net cash used in financing activities                                        (17)                -
                                                                             --------         ---------
Net Decrease in Cash and Cash Equivalents                                           -               (10)
Cash and Cash Equivalents, beginning of period                                      -                22
                                                                             --------         ---------
Cash and Cash Equivalents, end of period                                        $   -             $  12
                                                                             ========         =========
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized                              $   -             $   -
                                                                             ========         =========
Noncash Investing and Financing Activities:
Capital contribution from forgiveness of note payable
   to affiliate                                                                 $ 130             $   -
                                                                             ========         =========

   The accompanying notes are an integral part of these condensed consolidated statements.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.  Accounting and Reporting Policies

     Basis of Accounting. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2001 consolidated financial statements and the accompanying footnotes which are contained in the Company's annual report on Form 10-K for the year ended December 31, 2001. Management believes that the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring items, necessary for a fair statement of results for the interim periods presented. Certain prior-year amounts have been reclassified to conform with current-year financial statement presentation. The results for interim periods are not necessarily indicative of the results for the entire year.

     Accounting Changes. In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These pronouncements significantly change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method; use of the pooling-of-interests method is no longer allowed. The statement further clarifies the criteria to recognize intangible assets separately from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment-analysis approach to goodwill and indefinitely-lived intangibles. SFAS No. 142 is effective for the Company's 2002 fiscal year or for business combinations initiated after June 30, 2001. Mirant Mid-Atlantic adopted these statements on January 1, 2002.

     Upon initial application of SFAS No. 141, Mirant Mid-Atlantic reassessed the classification of its intangible assets and determined that trading rights resulting from business combinations did not meet the new criteria for recognition apart from goodwill. On January 1, 2002, trading rights related to business combinations were reclassified from other intangible assets to goodwill as required by the Statement. The adoption of SFAS No. 141 resulted in increased goodwill of $55 million, net of accumulated amortization of $3 million and deferred taxes of $37 million, which were pushed down from parent companies.

     As a result of the adoption of SFAS No. 142, Mirant Mid-Atlantic discontinued amortization of goodwill effective January 1, 2002. During the three months ended March 31, 2002, Mirant Mid-Atlantic completed the transitional impairment test required by SFAS No. 142 and did not record any impairments of goodwill. Net income for the three months ended March 31, 2001 has been adjusted below to exclude amortization related to goodwill and trading rights recognized in business combinations for the period (in millions).

                                                             Net Income
                                                             ----------
 As reported...........................................         $ 68
 Effect of goodwill and trading rights amortization....            9
                                                                ----
 As adjusted...........................................         $ 77
                                                                ====

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. Mirant Mid-Atlantic's adoption of SFAS No. 144, effective January 1, 2002, did not have a material impact on its unaudited condensed consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are effective for the Company's 2003 fiscal year. Mirant Mid-Atlantic has not yet determined the financial statement impact of this statement.

Concentration of Revenues and Credit Risk. For the three months ended March 31, 2002, revenues earned from Mirant Americas Energy Marketing approximated 99% of the Company's total operating revenues. As of March 31, 2002, Mirant Mid-Atlantic's exposure to Mirant Americas Energy Marketing, Mirant, Mirant Potomac River and Mirant Peaker was $137 million (including $77 million shown as a deferred contract with affiliate in the members' equity section of the accompanying unaudited condensed consolidated balance sheet), $114 million, $156 million and $73 million, respectively, each representing more than 10% of the Company's total credit exposure. Mirant Mid-Atlantic's total credit exposure is computed as total accounts and notes receivable, adjusted for risk management and derivative hedging activities, netted where appropriate.

B.   Goodwill and Other Intangible Assets

     For the three months ended March 31, 2002, no goodwill was acquired, impaired or written off. As of March 31, 2002, Mirant Mid-Atlantic's goodwill totaled $1.23 billion.

     All of Mirant Mid-Atlantic's other intangible assets are subject to amortization. The other intangible assets are being amortized on a straight-line basis over the related useful lives,up to 40 years. On January 1, 2002, trading rights related to business combinations were reclassified from other intangible assets to goodwill. The reclassification decreased other intangible assets by $92 million, net of accumulated amortization of $3 million. Other intangible asset amortization expense for the three months ended March 31, 2002 was $6 million. The components of other intangible assets as of March 31, 2002 and December 31, 2001 were as follows (in millions):

                                                  March 31, 2002                       December 31, 2001
                                          --------------------------------    -------------------------------------
                                           Gross Carrying    Accumulated       Gross Carrying      Accumulated
                                               Amount       Amortization           Amount          Amortization
                                          ----------------- --------------    ----------------- -------------------
    Trading rights...................           $   --            $ --              $  95             $ (3)
    Development rights...............               46              (1)                46               (1)
    Emissions allowances.............              131              (5)               131               --
    Other intangibles................               12              (1)                12               --
                                                 --------        --------           ------            -----
       Total other intangible assets.           $  189           $  (7)             $ 284             $ (4)
                                                =======           =======           ======            =====

C.  Comprehensive Income

     Comprehensive income includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges. The effect of other comprehensive income is set forth in the accompanying unaudited condensed consolidated statements of members' equity.

     Components of accumulated other comprehensive income (loss) consisted of the following (in millions):

Balance, December 31, 2001....................................           $  (2)
Other comprehensive income for the period:
  Change in fair value of derivative hedging instruments......           8
  Reclassification to earnings................................          (3)
Other comprehensive income....................................               5
                                                                         ------
Balance, March 31, 2002.......................................           $   3
                                                                         ======


     Mirant Mid-Atlantic estimates that an immaterial amount of net derivative gains or losses included in accumulated other comprehensive income as of March

31, 2002 will be reclassified into earnings or otherwise settled within the next twelve months as certain forecasted transactions relating to commodity contracts are realized.

D.    Financial Instruments

   Derivative Hedging Instruments

     Mirant Mid-Atlantic uses derivative instruments to manage exposures arising in connection with commodity prices. Mirant Mid-Atlantic's objective for holding derivative instruments is to minimize risks using the most effective methods to eliminate or reduce the impacts of these exposures.

     Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. During the three months ended March 31, 2002, $3 million of derivative gains were reclassified to operating income. The derivative gains, when combined with the settlement of the underlying physical transactions, represented the Company's net commodity revenues and costs. Under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), transactions may meet the requirements for hedge treatment, but may be less than 100% effective. For example, a derivative instrument specifying one location may be used to hedge a risk at a nearby, but different, geographic location. The price differential between the two locations is considered the ineffective portion of the hedge. Any changes in the fair value of the ineffective portion must be recorded currently in earnings. During the three months ended March 31, 2002, gains or losses arising from hedge ineffectiveness were immaterial. At March 31, 2002, the maximum term over which the Company is hedging exposures to the variability of cash flows is through 2004.

Commodity Price Hedging

     Mirant Mid-Atlantic enters into commodity financial instruments in order to hedge market risk and exposure to natural gas, oil and other fuels utilized by its generation assets. These financial instruments primarily include forwards, futures and swaps. Where these contracts are derivatives and are designated as cash flow hedges, the gains and losses are deferred in OCI until the period that they were being used to hedge. The gains and losses are then recognized in earnings in the same period as the settlement of the underlying physical transaction.

     At March 31, 2002, Mirant Mid-Atlantic had a net derivative hedging asset of approximately $3 million. The fair value of the Company's commodity derivative hedging instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     At March 31, 2002, these contracts related to periods through 2004. The net notional amount of the derivative hedging instruments at March 31, 2002 was approximately 1.8 million equivalent megawatt-hours. The notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

   Risk Management Activities

     Certain financial instruments used by the Company to manage risk exposure to energy and fuel prices do not meet the hedge criteria under SFAS No. 133. The fair values of these financial instruments are included in assets and liabilities from risk management activities in the accompanying unaudited condensed consolidated balance sheets.

     At March 31, 2002, these contracts related to periods through 2007. The net notional amount, or net open position, of the risk management assets and liabilities at March 31, 2002 was approximately 1.0 million equivalent megawatt-hours. The net notional amount is indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

     The fair values of the assets and liabilities from risk management activities recorded on the unaudited condensed consolidated balance sheet as of March 31, 2002 are included in the following table (in millions).

                                                  Risk Management
                                          -------------------------
                                             Assets     Liabilities
                                          ------------ ------------
    Energy commodity instruments:
    Oil...............................       $  6          $ 6
    Natural gas......................           3            3
    Other............................           1           --
                                            -------      -------
       Total.........................        $ 10        $   9
                                            =======      =======

E.       Business Developments and Related Party Transactions

  Power Sales Agreement

     Under the terms of the Company's fixed rate power purchase agreement (ECSA) with Mirant Americas Energy Marketing, Mirant Mid-Atlantic supplies all the facilities' capacity and energy to Mirant Americas Energy Marketing for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004 at Mirant Americas Energy Marketing's option. For 2002, Mirant Americas Energy Marketing has elected to keep its committed capacity and energy purchases at 100% of the total output of the Company's facilities. For 2003 and 2004, Mirant Americas Energy Marketing has the option to purchase up to 100 % (in blocks of 25%) of the total output of the Company's facilities, with no minimum commitment. The Company's affiliated companies, Mirant Potomac River and Mirant Peaker, have also entered into fixed rate power purchase agreements with Mirant Americas Energy Marketing on the same terms and effective over the same period as the agreement outlined above. Through a capital contribution agreement between Mirant Mid-Atlantic and Mirant, the cash available from these affiliated companies is paid as a dividend to Mirant, which in turn makes an indirect capital contribution to Mirant Mid-Atlantic for the same amount.

      At the inception date of the ECSA, the pricing of Mirant Americas Energy Marketing's minimum committed capacity and energy purchases over the term of the agreements was favorable to Mirant Mid-Atlantic and its affiliates when compared to projected market rates in the PJM. At inception, the total value to the Company and its affiliates was approximately $167 million. The amount related specifically to Mirant Mid-Atlantic's owned or leased facilities amounted to $120 million and was reflected as both an addition to members' interest and an offsetting contra equity account on the Company's consolidated balance sheet and statement of members' equity at the inception of the agreements.

     The Company will reduce future operating revenues recognized under these agreements by the remaining favorable pricing variance of $70 million, at March 31, 2002, through the end of 2002, based on the proportion of volume delivered to the expected minimum delivery over the remaining period. The total amount of operating revenue reductions for the three months ended March 31, 2002 was $17 million. The contra equity amount is reduced as cash is received from Mirant Americas Energy Marketing over the contract term, with cash being received in the month following the reduction to operating revenue. The total amount of cash received, attributable to the favorable variance, during the three months ended March 31, 2002 was $14 million.

   Hedge Transfer Agreement

     Under a hedge transfer agreement with the Company, Mirant Americas Energy Marketing will not enter into any power transactions pursuant to its services agreement with the Company, for the duration of the ECSA, unless otherwise agreed to in writing by both the Company and Mirant Americas Energy Marketing.

     The Company will sell Mirant Americas Energy Marketing additional capacity, ancillary services and energy to the extent such products are available after supplying the Company's obligations to Mirant Americas Energy Marketing under the ECSA. The price for such sales will be the actual price Mirant Americas Energy Marketing obtains from the resale of such products to third parties, including power pools.

   Notes Payable to and Receivable from Affiliates

      In January 2002, through the forgiveness of debt, Mirant Americas Generation made a capital contribution of $130 million to Mirant Mid-Atlantic. The related credit facility was concurrently terminated and is no longer available to Mirant Mid-Atlantic. There was no accrued interest due as of March 31, 2002.

     Mirant Peaker and Mirant Potomac River borrowed funds from the Company in order to finance their respective acquisitions of generation assets. Interest earned from Mirant Potomac and Mirant Peaker was $6 million for the three month periods ended March 31, 2002 and 2001.

     Mirant Mid-Atlantic has a cash management agreement with Mirant, whereby any excess cash, including capital contributions, is transferred to Mirant pursuant to a note agreement which is payable upon demand. Similarly, Mirant may advance funds to Mirant Mid-Atlantic for working capital purposes. At March 31, 2002, the Company had made net advances to Mirant under the cash management agreement totaling $84 million (consisting of $113 million in advances to Mirant recorded as a notes receivable from affiliate on the unaudited condensed consolidated balance sheet and $29 million in advances from Mirant recorded as a note payable to affiliate on the unaudited condensed consolidated balance sheet). These advances are due on demand and, as of February 1, 2002, accrued interest at LIBOR plus 180 basis points. The repayment by Mirant of any advances is subordinate to the repayment of the senior obligations of Mirant.

   Capital Contribution Agreement

     Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker will make distributions to Mirant at least once per quarter, if funds are available. Distributions will equal all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to the Company. For the three months ended March 31, 2002 and 2001, total capital contributions received by the Company under this agreement totaled $14 million and $0, respectively.

   Mirant Restructuring

     In the first quarter of 2002, Mirant adopted a plan to restructure its operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business offices and severing employees. At this time, the Company cannot assess what impact Mirant's plan will have on the Company's financial statements.

F.    Commitments and Contingent Matters

   Operating Leases

     The Company has multiple sale-leaseback transactions totaling $1.5 billion relating to the Dickerson and Morgantown baseload units and associated property. The term of each lease varies between 28.5 and 33.75 years. The Company accounts for these leases as operating leases.

     The Company's expenses associated with the commitments under the Dickerson and Morgantown operating leases totaled approximately $24 million for the three month periods ended March 31, 2002 and 2001. As of March 31, 2002, the total notional minimum lease payments for the remaining life of the leases were approximately $2.9 billion.

 Environmental Information Requests

     In January 2001, the EPA, Region 3 issued a request for information to Mirant Mid-Atlantic concerning the air permitting implications of past repair and maintenance activities at its Chalk Point, Dickerson and Morgantown plants in Maryland. Mirant Mid-Atlantic has responded fully to this request. The Company cannot provide assurance that lawsuits or other administrative actions against its power plants will not be filed or taken in the future. If an action is filed against the Company or its power plants and it is judged to not be in compliance, this could require substantial expenditures to bring the Company's power plants into compliance and have a material adverse effect on its financial condition, cash flows and results of operations.

   Asbestos Cases

     On December 19, 2000, Mirant, through its subsidiaries and together with lessors in a lease transaction, purchased from PEPCO four electric generation facilities in the Washington D.C. area. As a part of the purchase, and with certain qualifications, Mirant agreed to indemnify PEPCO for certain liabilities arising in lawsuits filed after December 19, 2000, even if they relate to incidents occurring prior to that date. Since the acquisition, PEPCO has notified Mirant of approximately 30 asbestos cases, distributed among three Maryland jurisdictions (Prince George's County, Baltimore City and Baltimore County), as to which it claims a right of indemnity. In each of these claims, PEPCO's liability is primarily grounded on the theory of premises liability. Each plaintiff seeks a multi-million dollar award. It is expected that additional such lawsuits will be filed in the future; however, the number of such additional lawsuits cannot now be determined. Mirant Mid-Atlantic believes that substantial defenses to liability exist and that, even if found liable, plaintiffs' damages claims are greatly exaggerated. Based on information and relevant circumstances known at this time, Mirant Mid-Atlantic does not believe these suits will have a material adverse effect on its financial position. An unfavorable decision, however, could have a material adverse effect on results of operations in the particular year in which a decision is rendered.

G.  Subsequent Events

Maryland Property Taxes

     During the first quarter of 2002, the Maryland General Assembly considered legislation proposed by the Governor that could have increased the amount of annual property taxes paid in Maryland by the Company from approximately $30 million to approximately $60 million. In April 2002, the General Assembly approved a budget under which property taxes paid by the Company will remain substantially unchanged.

Fuel Purchase Agreement

     In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic will purchase a minimum of 2.4 million tons of fuel per annum through December 2007. This minimum purchase commitment will become effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility, currently expected to be June 2002. The purchase price of the fuel will vary with the delivered cost of the coal feedstock. Based on current coal prices, it is expected that the annual purchase commitment will be approximately $100 million.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Overview

     We are an indirect wholly owned subsidiary of Mirant which was formed, along with our subsidiaries, in conjunction with the acquisition of our facilities from PEPCO on December 19, 2000.

     We or our subsidiaries, along with our affiliates Mirant Potomac River and Mirant Peaker, own, lease or control approximately 5,256 MW in the Washington D.C. area and have a fixed rate power purchase agreement (the ECSA) with Mirant Americas Energy Marketing that provides us with payments for our committed capacity and energy at prices that are not directly linked to spot market prices. Furthermore, under the ECSA essentially all of our credit exposure is with Mirant Americas Energy Marketing.

     We expect the majority of our other revenues to be derived from sales of capacity, energy and ancillary services from the generating facilities owned or leased by us into the PJM spot and forward markets, with the balance of our revenues derived from sales to other competitive power markets or from bilateral contracts. The market for wholesale electric energy and energy services in the PJM is largely deregulated. To the extent that we have not sold our energy and capacity under fixed price agreements, our revenues and results of operations will depend, in part, upon prevailing market prices for energy, capacity and ancillary services in the PJM and other competitive markets. Mirant Americas Energy Marketing acts as our agent and procures fuel and emissions credits necessary for the operation of the generating facilities owned or leased by us. Our expenditures primarily consist of the ongoing maintenance and operation of the generating facilities owned or leased by us, capital expenditures needed to ensure their continued safe and environmentally compliant operation and our obligation to make rental payments on leased facilities.

Restructuring

     In the first quarter of 2002, Mirant adopted a plan to restructure its operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business offices and severing employees. At this time, we cannot assess what impact Mirant's plan will have on our financial statements.

Results of Operations

                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001

     Significant income statement items appropriate for discussion include the following:

                                                         Increase (Decrease)
                                                           First Quarter
                                                  ------------------------------
                                                         (in millions)

  Operating revenues..............................    $  (78)       (27%)
  Cost of fuel, electricity and other products.....      (75)       (54%)
  Other operating expenses:
     Maintenance...................................        4         80%
     Depreciation and amortization.................       (5)       (28%)
     Selling, general and administrative...........       (3)       (19%)
     Taxes other than income taxes.................        2         29%
     Total other income, net......................         3        100%

     Operating revenues. Operating revenues for the three months ended March 31, 2002, were $210 million, compared to $288 million for the same period in 2001. The decrease of $78 million resulted primarily from decreased prices for generation, reduced generation and the discontinuation in August 2001 of bilateral contracts entered into for hedging purposes following the commencement of the ECSA. These decreases were partially offset by higher revenue for capacity under the ECSA, net of amortization of the original favorable pricing variance of the ECSA.

     Cost of fuel, electricity and other products. Cost of fuel, electricity and other products for the three months ended March 31, 2002, was $65 million, compared to $140 million for the same period in 2001. This decrease of $75 million was primarily attributable to the discontinuation in August 2001 of bilateral contracts entered into for hedging purposes following the commencement of the ECSA. In addition, lower generation volumes and a reduction in the proportion of generation by cycling and peaking units contributed to lower fuel costs in the three months ended March 31, 2002, as compared to the same three month period in 2001.

     Other operating expenses. Other operating expenses for the three months ended March 31, 2002, were $80 million, compared to $83 million for the same period in 2001. The following factors were responsible for the decrease in other operating expenses of $3 million:

o Maintenance expense for the three months ended March 31, 2002, was $9 million, compared to $5 million for the same period in 2001. This increase of $4 million resulted primarily from an increased level of planned maintenance expenditures.

o Depreciation and amortization expense for the three months ended March 31, 2002, was $13 million, compared to $18 million for the same period in 2001. This decrease of $5 million is due to the non-amortization of goodwill offset by additional depreciation on the increased property, plant and equipment balance, and the additional amortization of other intangible assets recognized as part of the purchase accounting adjustments made in December 2001.

o Selling, general and administrative expense for the three months ended March 31, 2002, was $13 million, compared to $16 million for the same period in 2001. The decrease of $3 million resulted primarily from lower labor costs and legal expenses in 2002, which were partially offset by higher insurance costs.

o Taxes other than income taxes for the three months ended March 31, 2002, were $9 million, as compared to $7 million for the same period in 2001. The increase of $2 million resulted primarily from an increase in property taxes following an increase in assessed property values.

     Total other income, net. Other income, net for the three months ended March 31, 2002, was $6 million, compared to $3 million for the same period in 2001. The increase of $3 million resulted from the conversion of the note payable to Mirant Americas Generation into equity in January 2002, thereby eliminating the interest expense associated with this note payable for 2002.

Liquidity and Capital Resources

     Cash flows provided through operations are expected to be sufficient to cover our ongoing expenses and capital expenditures. However, should the need arise, we have the ability to incur additional debt subject to the terms of our lease agreement.

     Operating Activities. Net cash provided by operating activities per our unaudited condensed consolidated statements of cash flows totaled $116 million for the three months ended March 31, 2002, as compared to $99 million for the same period in 2001. This increase was primarily due to the growth in earnings before non-cash charges.

     Investing Activities. Net cash used in investing activities per our unaudited condensed consolidated statements of cash flows totaled $99 million for the three months ended March 31, 2002, as compared to $109 million for the same period in 2001. During the three months ended March 31, 2002, our investment activities were primarily attributable to capital expenditures of $15 million and loans to affiliates of $84 million. During the three months ended March 31, 2001, our investment activities were attributed to $14 million in capital expenditures and $95 million in loans to affiliate.

     Financing Activities. Net cash used in financing activities per our unaudited condensed consolidated statements of cash flows totaled $17 million for the three months ended March 31, 2002, as compared to $0 for the same period in 2001. During the three months ended March 31, 2002, our financing activities were attributable to the payment of a $60 million dividend, loans from affiliate of $29 million and the receipt of a $14 million capital contribution.

     As of March 31, 2002, the total notional remaining minimum lease payments over the non-cancelable terms of the leases were approximately $2.9 billion. A substantial portion of our projected cash flows will be used to service these payment obligations in addition to ongoing operating expenses and other expenditures.

     We expect our cash needs over the next several years to be met primarily by cash flows from operations and, to some extent, capital contributions from Mirant Peaker and Mirant Potomac River. Operating cash flows are expected to provide sufficient liquidity for working capital and capital expenditure needs for the next 12 months.

Commitments and Other Contingencies

   Operating Leases

     We have multiple sale-leaseback transactions totaling $1.5 billion relating to the Dickerson and Morgantown baseload units and associated property. The terms of each lease vary between 28.5 and 33.75 years. We account for these leases as operating leases.

     Our expenses associated with the commitments under the Dickerson and Morgantown operating leases totaled approximately $24 million for the three month periods ended March 31, 2002 and 2001. As of March 31, 2002, the total remaining minimum lease payments over the non-cancelable terms of the leases were approximately $2.9 billion.

   Maryland Property Taxes

     During the first quarter of 2002, the Maryland General Assembly considered legislation proposed by the Governor that could have increased the amount of annual property taxes paid in Maryland by us from approximately $30 million to approximately $60 million. In April 2002, the General Assembly approved a budget under which property taxes paid by us will remain substantially unchanged.

Fuel Purchase Agreement

     In April 2002, we entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at our Morgantown facility into a synthetic fuel. Under the terms of the agreement, we will purchase a minimum of 2.4 million tons of fuel per annum through December 2007. This minimum purchase commitment will become effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility, currently expected to be June 2002. The purchase price of the fuel will vary with the delivered cost of the coal feedstock. Based on current coal prices, it is expected that the annual purchase commitment will be approximately $100 million.

Seasonality

     Our revenues are expected to be seasonal and affected by unusual weather conditions. Short-term prices for capacity, energy and ancillary services in the PJM are particularly impacted by weather conditions. Peak demand for electricity typically occurs during the summer months, caused by the increased use of air-conditioning. Cooler than normal temperatures during months that are normally warm may lead to reduced use of air-conditioners, which would reduce short-term demand for capacity, energy and ancillary services and result in a reduction in wholesale prices.

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

     We are organized and operate as a legal entity separate and apart from Mirant and any other affiliates of Mirant. Therefore, our facilities are not generally available to satisfy the obligations of Mirant or any other affiliates of Mirant. However, our unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements of these parties, be advanced, loaned, paid as dividends or otherwise distributed or contributed to Mirant or any of its affiliates. Mirant is not obligated to make any payments under the certificates or lessor notes and is not obligated to guarantee our lease obligations, other than any credit support provided by Mirant.

   Management, Personnel and Administrative Services Agreements

     Mirant Services, acting as an independent contractor, provides us various management, personnel and administrative services. We pay a fee to Mirant Services equal to Mirant Services' costs of providing such services.

     The total fees incurred under the agreement for the three months ended March 31, 2002 and 2001 were approximately $22 million and $29 million, respectively.

   Ash Disposal and Storage Services Agreements

     Mirant MD Ash Management, acting as an independent contractor, provides services, personnel and resources to load, transport, unload and store ash produced by each of the generating stations. After intercompany eliminations, the total revenues recognized, representing services to Mirant Potomac River, under this agreement for the three months ended March 31, 2002 and 2001 were $196 thousand and $159 thousand, respectively.

   Common Facilities Agreement

     Mirant Chalk Point provides services and resources for and access to the common facilities shared by Mirant Chalk Point and Mirant Peaker at the Chalk Point generating facility. Mirant Peaker pays a fee to Mirant Chalk Point equal to Mirant Chalk Point's costs of providing such services in conjunction with the operation and maintenance of the combustion turbines at the Chalk Point generating facility. For the three months ended March 31, 2002 and 2001, we recognized revenue of $98 thousand and $0, respectively.

   Capital Contribution Agreement

     Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker will make distributions to Mirant at least once per quarter, if funds are available. Distributions will equal all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to us. For the three months ended March 31, 2002 and 2001, total capital contributions received by us under this agreement totaled $14 million and $0, respectively.

   Power Sales Agreement

      Under the terms of our fixed rate power purchase agreement (ECSA) with Mirant Americas Energy Marketing, we supply all the facilities' capacity and energy to Mirant Americas Energy Marketing for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004 at Mirant Americas Energy Marketing's option. For 2002, Mirant Americas Energy Marketing has elected to keep its committed capacity and energy purchases at 100% of the total output of our facilities. For 2003 and 2004, Mirant Americas Energy Marketing has the option to purchase up to 100 % (in blocks of 25%) of the total output of our facilities, with no minimum commitment. Our affiliated companies, Mirant Potomac River and Mirant Peaker, have also entered into fixed rate power purchase agreements with Mirant Americas Energy Marketing on the same terms and effective over the same period as the agreement outlined above. Through a capital contribution agreement between us and Mirant, the cash available from these affiliated companies is paid as a dividend to Mirant, which in turn makes an indirect capital contribution to us for the same amount.

      At the inception date of the ECSA, the pricing of Mirant Americas Energy Marketing's minimum committed capacity and energy purchases over the term of the agreements was favorable to us and our affiliates when compared to projected market rates in the PJM. At inception, the total value to us and our affiliates was approximately $167 million. The amount related specifically to our owned or leased facilities amounted to $120 million and was reflected as both an addition to members' interest and an offsetting contra equity account on our consolidated balance sheet and statement of members' equity at the inception of the agreements.

     We will reduce future operating revenues recognized under these agreements by the remaining favorable pricing variance of $70 million, at March 31, 2002, through the end of 2002, based on the proportion of volume delivered to the expected minimum delivery over the remaining period. The total amount of operating revenue reductions for the three months ended March 31, 2002 was $17 million. The contra equity amount is reduced as cash is received from Mirant Americas Energy Marketing over the contract term, with cash being received in the month following the reduction to operating revenue. The total amount of cash received, attributable to the favorable variance, during the three months ended March 31, 2002 was $14 million.

   Notes Payable to and Receivable from Affiliates

      In January 2002, through the forgiveness of debt, Mirant Americas Generation made a capital contribution of $130 million to us. The related credit facility was concurrently terminated and is no longer available to us. There was no accrued interest due as of March 31, 2002.

     Mirant Peaker and Mirant Potomac River borrowed funds from us in order to finance their respective acquisitions of generation assets. Interest earned from Mirant Potomac and Mirant Peaker was $6 million for the three month periods ended March 31, 2002 and 2001.

     We have a cash management agreement with Mirant, whereby any excess cash, including capital contributions, is transferred to Mirant pursuant to a note agreement which is payable upon demand. Similarly, Mirant may advance funds to us for working capital purposes. At March 31, 2002, we had made net advances to Mirant under the cash management agreement totaling $84 million (consisting of $113 million in advances to Mirant recorded as a notes receivable from affiliate on the unaudited condensed consolidated balance sheet and $29 million in advances from Mirant recorded as a note payable to affiliate on the unaudited condensed consolidated balance sheet). The note receivable from Mirant is due on demand and, as of February 1, 2002, accrued interest at LIBOR plus 180 basis points. The repayment by Mirant of any advances is subordinate to the repayment of the senior obligations of Mirant.

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

     We engage in commodity-related marketing and price risk management activities, through Mirant Americas Energy Marketing, in order to hedge market risk and exposure to electricity and to oil, natural gas, and coal utilized by our generation assets. These financial instruments primarily include fixed rate power purchase agreements, fixed price coal contracts, forwards, futures and swaps. With the adoption of SFAS No. 133 on January 1, 2001, derivative instruments that do not meet the normal sales and purchases exemption, are recorded in the unaudited condensed consolidated balance sheet as either assets or liabilities measured at fair value, and changes in the fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. If the criteria for hedge accounting are met, changes in the fair value are recognized in OCI until such time as the underlying physical transaction is settled and the gains and losses related to these derivatives are recognized in earnings. Contractual commitments expose us to both market risk and credit risk.

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

     For those derivative instruments in which hedge criteria are not met, we employ a systematic approach to the evaluation and management of risk associated with these commodity contracts, including VaR. VaR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and over a specified holding period. We use a 95% confidence interval and holding periods that vary by commodity and tenor to evaluate our VaR exposure. Based on a 95% confidence interval and employing a one-day holding period for all positions, our portfolio of positions had a VaR of $0.2 million at March 31, 2002. During the three months ended March 31, 2002, the actual daily change in fair value exceeded the corresponding daily VaR calculation four times, which falls within our 95% confidence interval. We also utilize additional risk control mechanisms such as commodity position limits and stress testing of the total portfolio and its components.

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

     Under Mirant's cash management program, our available cash is loaned to Mirant on a daily basis and kept in a Mirant account. Our participation in Mirant's cash management program exposes us to Mirant credit risk as unsecured creditors in the full amount of cash held by Mirant pursuant to the cash management loan agreements. Furthermore, we currently make substantially all of our sales to Mirant Americas Energy Marketing. As such, we are also subject to the risk of collection from Mirant Americas Energy Marketing of substantially all of our outstanding accounts receivables at any point in time.

PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.
         ---------

     None

(b)      Reports on Form 8-K.
         --------------------

     During the quarter ended March 31, 2002, we filed a Current Report on Form 8-K dated March 11, 2002. Items 5 and 7 were reported and financial statements were filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

    MIRANT MID-ATLANTIC, LLC



 By  /s/ Paul Lansdell
     --------------------------------
      Paul Lansdell
      Vice President and Controller
     (Principal Accounting Officer)



Date: May 13, 2002