Form 10-Q/A
period 2002-03-31
MIRANT MID ATLANTIC LLC
filed 2002-12-23
CIK 1138258

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED MARCH 31, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
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

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Registrant meets the conditions set forth in General Instruction H of Form 10-Q and is therefore filing this Form with the permitted reduced disclosure format.

                                   ----------

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                                                                                                             Page
                                                                                                                           Number
                                                                                                                           ------
DEFINITIONS                                                                                                                     2
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION                                                                      3

                                                  PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited):
         Condensed Consolidated Statements of Income                                                                            4
         Condensed Consolidated Balance Sheets                                                                                  5
         Condensed Consolidated Statement of Members' Equity                                                                    7
         Condensed Consolidated Statements of Cash Flows                                                                        8
         Notes to the Condensed Consolidated Financial Statements                                                               9
         Independent Accountants' Review Report                                                                                22
Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition                                  23
Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                             36
Item 4. Controls and Procedures                                                                                                37


                                                   PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                                            Inapplicable
Item 2. Changes in Securities and Use of Proceeds                                                                    Inapplicable
Item 3. Defaults Upon Senior Securities                                                                              Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders                                                          Inapplicable
Item 5. Other Information                                                                                            Inapplicable
Item 6. Exhibits and Reports on Form 8-K                                                                                       38
         Signatures
         Certifications

     This Quarterly Report on Form 10-Q/A is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed on May 13, 2002, to correct accounting errors primarily related to Mirant Mid-Atlantic's ECSA with Mirant Americas Energy Marketing. The Company has restated its previously reported financial statements as of and for the three months ended March 31, 2002 by:

o reducing its originally reported assets and liabilities and equity as of March 31, 2002 by $5 million;

o reducing its originally reported results of operations for the three months ended March 31, 2002 from originally reported net income of $71 million to net income of $60 million; and

o reducing cash flows from operating activities by $20 million and increasing cash flows from financing activities by $20 million.

     Additional changes have also been made to reflect the corresponding changes that result from the above restatement adjustment and to update the document to the time of filing.

                                   DEFINITIONS

TERM                                                                    MEANING
----                                                                    -------
Clean Air Act                                                           Clean Air Act Amendments of 1990
ECSA                                                                    Energy and Capacity Sales Agreement between Mirant
                                                                          Americas Energy Marketing and Mirant Mid-Atlantic
EITF                                                                    Emerging Issues Task Force
EPA                                                                     U. S. Environmental Protection Agency
FASB                                                                    Financial Accounting Standards Board
LIBOR                                                                   London Interbank Offering Rate
Mirant                                                                  Mirant Corporation and its subsidiaries
Mirant Americas                                                         Mirant Americas, Inc.
Mirant Americas Energy Marketing                                        Mirant Americas Energy Marketing, L. P.
Mirant Americas Generation                                              Mirant Americas Generation, LLC
Mirant Chalk Point                                                      Mirant Chalk Point, LLC
Mirant D.C. O&M                                                         Mirant D.C. O&M, LLC
Mirant MD Ash Management                                                Mirant MD Ash Management, LLC
Mirant Mid-Atlantic or the Company                                      Mirant Mid-Atlantic, LLC and its subsidiaries
Mirant Peaker                                                           Mirant Peaker, LLC
Mirant Piney Point                                                      Mirant Piney Point, LLC
Mirant Potomac River                                                    Mirant Potomac River, LLC
Mirant Services                                                         Mirant Services, LLC
OCI                                                                     Other comprehensive income
PEPCO                                                                   Potomac Electric Power Company
PJM                                                                     PJM Interconnection Market
SEC                                                                     Securities and Exchange Commission
SFAS                                                                    Statement of Financial Accounting Standards

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

     o political, legal and economic conditions and developments and state, federal and other rate regulations in the United States;

     o changes in or application of environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject;

     o financial market conditions and the results of our or our affiliates financing efforts;

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

     o the direct or indirect effects on our business of a further lowering of the credit rating of the pass through certificates or the credit ratings of Mirant Americas Generation, Mirant Americas Energy Marketing and Mirant Corporation (or actions we may take in response to changing credit ratings criteria), including refusal by current or potential counterparties to enter into transactions with us, Mirant Americas Generation, Mirant Americas Energy Marketing and Mirant and our respective inability to obtain credit or capital in desired amounts or on terms favorable to us;

     o the direct or indirect effects of the accounting issues discussed in Note A in the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q/A and any additional issues arising from the weakness identified by the internal control and procedures review of Mirant Corporation discussed in Item 4 of this Form 10-Q/A;

     o the direct or indirect ramifications of the results of the reaudits of the 2000 and 2001 financial statements of Mirant Corporation, Mirant Americas Generation and the Company and any restatements that may be required as a result of these reaudits including potential effects on our or our affiliates financing arrangements and possible future refinancing efforts;

     o the direct or indirect effects on our business of our failure to timely file our Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002;

     o The direct or indirect effects of the change in the way the Company calculates its fixed charge coverage ratios discussed in Item 2 of this form 10-Q; and

     o other factors discussed in this Form 10-Q/A and in our reports filed from time to time with the SEC (including our Form 10-K filed March 28, 2002) filed from time to time with the SEC.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We expressly disclaim a duty to update any of the forward-looking statements contained herein.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)
                                  (IN MILLIONS)



                                                                FOR THE THREE MONTHS
                                                                   ENDED MARCH 31,
                                                              -------------------------
                                                                 2002           2001
                                                               (NOTE A)
                                                              (RESTATED)
                                                              ----------     ----------
OPERATING REVENUES:
Affiliates (Notes A and E)                                    $      195     $      282
Other                                                                  4              6
                                                              ----------     ----------
   Total operating revenues                                          199            288
                                                              ----------     ----------
COST OF FUEL, ELECTRICITY AND OTHER PRODUCTS - AFFILIATES             65            140
                                                              ----------     ----------
GROSS MARGIN                                                         134            148
                                                              ----------     ----------
OTHER OPERATING EXPENSES:
Maintenance                                                            9              5
Rental                                                                24             24
Depreciation and amortization                                         13             18
Selling, general and administrative - affiliates                      10             10
Selling, general and administrative - other                            3              6
Taxes other than income taxes                                          9              7
Other - affiliates                                                    10             11
Other                                                                  2              2
                                                              ----------     ----------
   Total other operating expenses                                     80             83
                                                              ----------     ----------
OPERATING INCOME                                                      54             65
                                                              ----------     ----------
OTHER INCOME (EXPENSE), NET:
Interest income - affiliates                                           6              5
Interest income - other                                               --              1
Interest expense - affiliates                                         --             (3)
                                                              ----------     ----------
   Total other income, net                                             6              3
                                                              ----------     ----------
NET INCOME                                                    $       60     $       68
                                                              ==========     ==========



         The accompanying notes are an integral part of these condensed consolidated statements.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)
                                  (IN MILLIONS)


                                                                         (NOTE A)
                                                                        (RESTATED)
                                                                       AT MARCH 31,      At December 31,
ASSETS:                                                                    2002                2001
                                                                       ------------      ----------------
CURRENT ASSETS:
Receivables:
   Customer accounts                                                   $          6      $             10
   Affiliates                                                                    56                    59
   Interest from affiliates                                                       7                    --
Notes receivable from affiliate (Note E)                                        113                    29
Assets from risk management activities (Note D)                                   4                     2
Derivative hedging instruments (Notes C and D)                                    5                     1
Fuel stock                                                                       66                    71
Materials and supplies                                                           31                    33
Prepaid rent                                                                    107                   131
Other prepaids                                                                   12                    21
                                                                       ------------      ----------------
   Total current assets                                                         407                   357
                                                                       ------------      ----------------

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment                                                 1,054                 1,046
Less accumulated provision for depreciation                                     (49)                  (39)
                                                                       ------------      ----------------
                                                                              1,005                 1,007
Construction work in progress                                                    29                    20
                                                                       ------------      ----------------
   Total property, plant and equipment, net                                   1,034                 1,027
                                                                       ------------      ----------------

NONCURRENT ASSETS:
Notes receivable from affiliates (Note E)                                       223                   223
Assets from risk management activities (Note D)                                   6                     3
Derivative hedging instruments (Notes C and D)                                    4                    --
Goodwill, net of accumulated amortization of $35 and $34 for
        2002 and 2001, respectively (Notes A and B)                           1,229                 1,169
Other intangible assets, net of accumulated amortization of $7 and
        $4 for 2002 and 2001, respectively (Notes A and B)                      182                   280
                                                                       ------------      ----------------
   Total noncurrent assets                                                    1,644                 1,675
                                                                       ------------      ----------------
   TOTAL ASSETS                                                        $      3,085      $          3,059
                                                                       ============      ================



         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)
                                  (IN MILLIONS)


                                                                               (NOTE A)
                                                                              (RESTATED)
LIABILITIES AND MEMBERS' EQUITY:                                             AT MARCH 31,      At December 31,
                                                                                 2002                2001
                                                                             ------------      ----------------
CURRENT LIABILITIES:
Accounts payable and accrued liabilities                                     $         31      $             41
Payables to affiliates                                                                 24                    24
Liabilities from risk management activities (Note D)                                    6                     5
Derivative hedging instruments (Notes C and D)                                          5                     1
Note payable to affiliate (Note E)                                                     29                   130
                                                                             ------------      ----------------
     Total current liabilities                                                         95                   201
                                                                             ------------      ----------------

NONCURRENT LIABILITIES:
Liabilities from risk management activities (Note D)                                    3                     2
Derivative hedging instruments (Notes C and D)                                          1                     2
Other long term liabilities                                                             5                     5
                                                                             ------------      ----------------
     Total noncurrent liabilities                                                       9                     9
                                                                             ------------      ----------------

COMMITMENTS AND CONTINGENT MATTERS (NOTES F AND G)

MEMBERS' EQUITY:
Members' interest                                                                   3,062                 2,902
Capital contribution receivable from affiliate pursuant to ECSA (Note E)             (124)                  (91)
Accumulated other comprehensive income (loss) (Note C)                                  3                    (2)
Retained earnings                                                                      40                    40
                                                                             ------------      ----------------
     Total members' equity                                                          2,981                 2,849
                                                                             ------------      ----------------

     TOTAL LIABILITIES AND MEMBERS' EQUITY                                   $      3,085      $          3,059
                                                                             ============      ================



         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENT OF MEMBERS' EQUITY (UNAUDITED)
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)
                                 (IN MILLIONS)


                                                              CAPITAL                         ACCUMULATED
                                                            CONTRIBUTION                         OTHER
                                             MEMBERS'        RECEIVABLE        RETAINED      COMPREHENSIVE      COMPREHENSIVE
                                             INTEREST      FROM AFFILIATE      EARNINGS      INCOME (LOSS)         INCOME
                                             --------      --------------      --------      -------------      -------------
BALANCE, DECEMBER 31, 2001                   $  2,902      $          (91)     $     40      $          (2)
  Net income (as restated)                         --                  --            60                 --      $          60
  Other comprehensive income (Note C)              --                  --            --                  5                  5
                                                                                                                -------------
  Comprehensive income                                                                                          $          65
                                                                                                                =============
  Dividends                                        --                  --           (60)                --
  Push down of tax effects of the
     implementation of SFAS No. 142               (37)                 --            --                 --
  Capital contributions - cash                     14                  --            --                 --
  Capital contributions - noncash                 183                 (53)           --                 --
  Capital contribution received pursuant
      to ECSA (Note E)                             --                  20            --                 --
                                             --------      --------------      --------      -------------
BALANCE, MARCH 31, 2002 (AS RESTATED)        $  3,062      $         (124)     $     40      $           3
                                             ========      ==============      ========      =============



         The accompanying notes are an integral part of these condensed consolidated statements.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)
                                  (IN MILLIONS)


                                                                              FOR THE THREE MONTHS
                                                                                 ENDED MARCH 31,
                                                                           --------------------------
                                                                              2002            2001
                                                                            (NOTE A)
                                                                           (RESTATED)
                                                                           ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $       60      $       68
                                                                           ----------      ----------
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation and amortization                                                     13              18
 Risk management activities, net                                                   (3)             (2)
 Changes in certain assets and liabilities, excluding effects from acquisitions:
   Customer accounts receivables                                                    4              (5)
   Affiliate receivables                                                           (4)            (31)
   Prepaid rent                                                                    24              25
   Fuel stock                                                                       5             (17)
   Other current assets                                                             7              10
   Accounts payable and accrued liabilities                                       (10)             10
   Payables to affiliate                                                           --              23
                                                                           ----------      ----------
     Total adjustments                                                             36              31
                                                                           ----------      ----------
     Net cash provided by operating activities                                     96              99
                                                                           ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                              (15)            (14)
Notes receivable from affiliates, net                                             (84)            (95)
                                                                           ----------      ----------
     Net cash used in investing activities                                        (99)           (109)
                                                                           ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions                                                              14              --
Dividends                                                                         (60)             --
Capital contribution received from affiliate pursuant to ECSA (Note E)             20              --
Notes payable to affiliates, net                                                   29              --
                                                                           ----------      ----------
     Net cash provided by financing activities                                      3              --
                                                                           ----------      ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                          --             (10)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     --              22
                                                                           ----------      ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $       --      $       12
                                                                           ==========      ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized                         $       --      $       --
                                                                           ==========      ==========
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital contribution from forgiveness of note payable
   to affiliate                                                            $      130      $       --
                                                                           ==========      ==========
Capital contribution receivable from affiliate pursuant to ECSA            $       53      $       --
                                                                           ==========      ==========



         The accompanying notes are an integral part of these condensed consolidated statements.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)


A. ACCOUNTING AND REPORTING POLICIES

     GENERAL. Mirant Mid-Atlantic, a Delaware limited liability company, was formed on July 12, 2000 in conjunction with Mirant's planned acquisition of generating assets and other related assets from Potomac Electric Power Company. At March 31, 2002, Mirant Mid-Atlantic was an indirect wholly owned subsidiary of Mirant Americas Generation, an indirect wholly owned subsidiary of Mirant. Effective October 1, 2002, Mirant Mid-Atlantic is a direct wholly owned subsidiary of Mirant Americas Generation. Substantially all of the Company's revenues are earned from Mirant Americas Energy Marketing.

     The Company is primarily engaged in the operation of merchant power generation facilities in Maryland and the District of Columbia. The Company's accompanying unaudited condensed consolidated financial statements include its wholly owned subsidiaries as follows:

     o    Mirant Chalk Point;

     o    Mirant D.C. O&M;

     o    Mirant Piney Point; and

     o    Mirant MD Ash Management.

     ADJUSTMENTS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS. The Company has restated its previously reported financial statements for the first quarter of 2002. The restatement adjustments reduced net income to $60 million from the originally reported net income of $71 million. At March 31, 2002, revenue related to the Company's ECSA with Mirant Americas Energy Marketing (an affiliate), was reduced by $11 million, accounts receivable from Mirant Americas Energy Marketing was reduced by $5 million, and capital contribution receivable pursuant to the ECSA (a members' equity account) was reduced by $6 million. The previously issued financial statements did not take into account Mirant Americas Energy Marketing's election under the ECSA in January 2002 to increase the energy purchased from the Company for 2002 to 100% of the capacity of its facilities from the contractual minimum of 75%, as described in Note E. In addition, the Company recorded an addition to members' equity, with a corresponding capital contribution receivable pursuant to the ECSA, of $53 million, to reflect the excess of the fixed price of the capacity and energy in the ECSA over the projected market prices when the Company became committed to provide the additional energy to Mirant Americas Energy Marketing.

     The statement of cash flows has also been restated to reflect amounts received under the ECSA attributable to the capital contribution received as a financing activity, rather than an operating activity.

     A summary comparison of the previously reported and restated March 31, 2002 unaudited condensed consolidated balance sheet follows (in millions):

                                                       MARCH 31, 2002, AS      MARCH 31, 2002,
                                                       PREVIOUSLY REPORTED       AS RESTATED
                                                       -------------------     ---------------
Total current assets .............................            $  412                $  407
Noncurrent assets ................................             2,678                 2,678
                                                              ------                ------
     Total assets ................................            $3,090                $3,085
                                                              ======                ======

Total current liabilities ........................            $   95                $   95
Other liabilities ................................                 9                     9
Members' equity ..................................             2,986                 2,981
                                                              ------                ------
     Total liabilities and members' equity .......            $3,090                $3,085
                                                              ======                ======

     A summary comparison of the previously reported and restated first quarter 2002 unaudited condensed consolidated statement of income follows (in millions):

                                                       THREE MONTHS ENDED       THREE MONTHS ENDED
                                                       MARCH 31, 2002, AS       MARCH 31, 2002, AS
                                                       PREVIOUSLY REPORTED           RESTATED
                                                       -------------------      ------------------
Operating revenues ...............................            $  210                   $  199
Cost of fuel, electricity and other products .....                65                       65
                                                              ------                   ------
Gross margin .....................................               145                      134
Other ............................................               (74)                     (74)
                                                              ------                   ------
Net income .......................................            $   71                   $   60
                                                              ======                   ======

     A summary comparison of the previously reported and restated first quarter 2002 unaudited condensed consolidated statement of cash flows follows (in millions)

                                                  THREE MONTHS ENDED      THREE MONTHS ENDED
                                                   MARCH 31, 2002 AS      MARCH 31, 2002 AS
                                                  PREVIOUSLY REPORTED          RESTATED
                                                  -------------------     ------------------
Cash flows from operating activities ........           $  116                  $   96
Cash flows from investing activities ........              (99)                    (99)
Cash flows from financing activities ........              (17)                      3
                                                        ------                  ------
Net change in cash and cash equivalents .....           $    0                  $    0
                                                        ======                  ======


     The Company has engaged KPMG to reaudit the Company's 2000 and 2001 financial statements in conjunction with the reaudit of Mirant's 2000 and 2001 financial statements. The effects, if any, of such reaudit on the Company's financial statements cannot be determined. In addition, we are not currently able to assess the impact on the Company of the reaudit of Mirant and the accounting issues at Mirant Americas Energy Marketing in light of the business relationships between the Company, Mirant Americas Energy Marketing and Mirant Corporation.

     BASIS OF ACCOUNTING. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited 2000 and 2001 consolidated financial statements and the accompanying footnotes which are contained in the Company's annual report on Form 10-K for the year ended December 31, 2001. As previously discussed, Mirant has engaged its independent auditors to reaudit its 2000 and 2001 financial statements.

     The results for interim periods are not necessarily indicative of the results for the entire year. Certain prior-year amounts have been reclassified to conform with the current year financial statement presentation.

     Management believes that the accompanying unaudited condensed consolidated financial statements as of March 31, 2002 and 2001 and for the three months then ended reflect adjustments, consisting of normal recurring items, necessary for a fair presentation of results for those interim periods presented.

     ACCOUNTING CHANGES. In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). These pronouncements significantly change the accounting for business combinations, goodwill and intangible assets. SFAS No. 141 establishes that all business combinations will be accounted for using the purchase method; use of the pooling-of-interests method is no longer allowed. The statement further clarifies the criteria to recognize intangible assets separately from goodwill. The provisions of SFAS No. 141 are effective for all business combinations initiated after June 30, 2001 and for business combinations accounted for using the purchase method for which the acquisition date was before July 1, 2001. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and, generally, adopts a non-amortization and periodic impairment-analysis approach to goodwill and indefinite-lived intangibles. SFAS No. 142 is effective for the Company's 2002 fiscal year or for business combinations initiated after June 30, 2001. Mirant Mid-Atlantic adopted these statements on January 1, 2002.

     Upon initial application of SFAS No. 141, Mirant Mid-Atlantic reassessed the classification of its intangible assets and determined that trading rights resulting from business combinations did not meet the new criteria for recognition apart from goodwill. Effective January 1, 2002, trading rights related to business combinations were reclassified to goodwill as required by the Statement. The reclassification increased goodwill by $55 million, net of accumulated amortization of $3 million, and net of the effect on deferred taxes of the adjustment recorded by our parent of $37 million. Since Mirant Mid-Atlantic is not a taxable entity, all deferred income taxes related to book/tax differences of the assets and liabilities of Mirant Mid-Atlantic are recorded by Mirant Americas, Mirant Americas Generation's parent company. A deferred tax liability was not recognized by Mirant Americas in the purchase accounting for the non-deductible goodwill attributed to the Company. A deferred tax liability was recognized for the book/tax basis difference related to the trading rights attributed to the Company. The reclassification of trading rights to goodwill in connection with the adoption of SFAS No. 142 resulted in the reversal of the deferred tax liability recorded by Mirant Americas. The reduction in the deferred tax liability at Mirant Americas resulted in a reduction in the amount of goodwill attributed to Mirant Mid-Atlantic.

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

                                                            NET INCOME
                                                            ----------
Net income as reported ................................     $       68
Effect of goodwill and trading rights amortization ....              9
                                                            ----------
Net income as adjusted ................................     $       77
                                                            ==========

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

     In October 2001, the FASB issued SFAS No. 144, which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 amends accounting and reporting standards for the disposal of segments of a business and addresses various issues related to the accounting for impairments or disposals of long-lived assets. Mirant Mid-Atlantic's adoption of SFAS No. 144, effective January 1, 2002, did not have a material impact on its unaudited condensed consolidated financial statements.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Mirant Mid-Atlantic will adopt SFAS No. 146 on January 1, 2003 and does not believe that it will have a material impact on its financial statements.

      In June 2002, the EITF reached consensus on certain issues related to EITF Issue 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," with the main consensus being that gains and losses on energy trading contracts should be reported net in the statement of income. In October 2002, the Task Force rescinded EITF Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" resulting in energy-related contracts that are not accounted for pursuant to SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities, as amended" ("SFAS No. 133") such as transportation contracts, storage contracts and tolling agreements, being accounted for as executory contracts using the accrual method of accounting and not at fair value. The consensus reached on EITF Issue 02-3 and the rescission of EITF Issue 98-10 do not impact the Company's financial statements.

     CONCENTRATION OF REVENUES AND CREDIT RISK. For the three months ended March 31, 2002, revenues earned from Mirant Americas Energy Marketing approximated 98% of the Company's total operating revenues. As of March 31, 2002, Mirant Mid-Atlantic's exposure to Mirant Americas Energy Marketing, Mirant, Mirant Potomac River and Mirant Peaker was $179 million (including $124 million shown as a capital contribution receivable from affiliate pursuant to ECSA in the members' equity section of the accompanying unaudited condensed consolidated balance sheet), $114 million, $156 million and $73 million, respectively, each representing more than 10% of the Company's total credit exposure. The Mirant exposure is related to participation in Mirant's cash management program in which available cash is loaned to Mirant on a daily basis (Notes E and G). Mirant Mid-Atlantic's total credit exposure is computed as total accounts and notes receivable, adjusted for risk management and derivative hedging activities, netted where appropriate.

B. GOODWILL AND OTHER INTANGIBLE ASSETS

     During the three months ended March 31, 2002, no goodwill was acquired, impaired or written off. Subsequent to March 31, 2002, there may be an impairment of goodwill at Mirant Mid-Atlantic as a result of the overall conditions impacting the energy sector. The Company cannot currently estimate the potential goodwill impairment charge, if any, until completion of its assessment of the book values of long-lived assets, estimated future cash flows associated with such assets as well as the completion of the 2003 financial planning process. The Company expects to complete its analysis prior to reporting its 2002 results. As of March 31, 2002, Mirant Mid-Atlantic's goodwill was $1.23 billion.

     All of Mirant Mid-Atlantic's other intangible assets are subject to amortization. Other intangible assets are being amortized on a straight-line basis over the related useful lives, up to 40 years. Effective January 1, 2002, trading rights related to business combinations were reclassified to goodwill. The reclassification decreased other intangible assets by $92 million, net of accumulated amortization of $3 million. The trading rights represent the Company's ability to create additional cash flows by incorporating Mirant's trading organization activities with generation assets. In a deregulated marketing structure, trading rights are the ability to create value beyond that of the tangible assets through developing markets. Development rights represent the ability to expand capacity at certain acquired generation facilities. The existing infrastructure, including storage facilities, transmission interconnections, and fuel delivery systems, and contractual rights acquired by Mirant provide the opportunity to expand or repower generation facilities. This ability to repower or expand is at significant cost savings compared to greenfield construction. Other intangible asset amortization expense for the three months ended March 31, 2002 was $6 million. The components of other intangible assets as of March 31, 2002 and December 31, 2001 were as follows (in millions):

                                                   MARCH 31, 2002               DECEMBER 31, 2001
                                             -------------------------      -------------------------
                                              GROSS                          GROSS
                                             CARRYING     ACCUMULATED       CARRYING     ACCUMULATED
                                              AMOUNT      AMORTIZATION       AMOUNT      AMORTIZATION
                                             --------     ------------      --------     ------------
Trading rights .........................     $     --     $         --      $     95     $         (3)
Development rights .....................           46               (1)           46               (1)
Emissions allowances ...................          131               (5)          131               --
Other intangibles ......................           12               (1)           12               --
                                             --------     ------------      --------     ------------
   Total other intangible assets .......     $    189     $         (7)     $    284     $         (4)
                                             ========     ============      ========     ============

     Assuming no future acquisitions, dispositions or impairments of the intangible assets, amortization expense is estimated to be $10 million for the year ended December 31, 2002 and $6 million for each of the following four years.

C. COMPREHENSIVE INCOME

     Comprehensive income includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges. The effect of other comprehensive income is set forth in the accompanying unaudited condensed consolidated statement of members' equity.

     Components of accumulated other comprehensive income (loss) consisted of the following (in millions):

BALANCE, DECEMBER 31, 2001 .................................     $  (2)
Other comprehensive income for the period:
  Change in fair value of derivative hedging instruments ...         8
  Reclassification to earnings .............................        (3)
                                                                 -----
Other comprehensive income .................................         5
                                                                 -----
BALANCE, MARCH 31, 2002 ....................................     $   3
                                                                 =====

     Mirant Mid-Atlantic estimates that an immaterial amount of net derivative gains or losses included in accumulated other comprehensive income as of March 31, 2002 will be reclassified into earnings or otherwise settled within the next twelve months as certain transactions relating to commodity contracts are realized.

D. FINANCIAL INSTRUMENTS

DERIVATIVE HEDGING INSTRUMENTS

     Mirant Mid-Atlantic uses derivative instruments to manage exposures arising from changes in commodity prices. Mirant Mid-Atlantic's objective for holding derivative instruments is to minimize risks using the most effective methods to eliminate or reduce the impacts of these exposures and to provide a measure of stability to the Company's cash flows in a time of volatile changes in commodity prices.

     Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. During the three months ended March 31, 2002, $3 million of derivative gains were reclassified to operating income. The derivative gains and losses reclassified to earnings were partly offset by realized gains and losses arising from the settlement of the underlying physical transactions being hedged. Under SFAS No. 133, transactions may meet the requirements for hedge treatment, but may be less than 100% effective. For example, a derivative instrument specifying one commodity delivery location may be used to hedge a risk at a different commodity delivery location. The price differential between the two locations is considered the ineffective portion of the hedge. Any changes in the fair value of the ineffective portion must be recorded currently in earnings. During the three months ended March 31, 2002, gains or losses arising from hedge ineffectiveness were immaterial. At March 31, 2002, the maximum term over which the Company is hedging exposures to the variability of cash flows is through 2004.

COMMODITY PRICE HEDGING

     Mirant Mid-Atlantic enters into commodity financial instruments in order to hedge market risk and exposure to market prices for natural gas, oil and other fuels utilized by its generation assets. These financial instruments primarily include forwards, futures and swaps. Where these contracts are derivatives and are designated as cash flow hedges, the gains and losses are deferred in OCI and are then recognized in earnings in the same period as the settlement of the underlying physical transaction.

     At March 31, 2002, Mirant Mid-Atlantic had a net commodity derivative hedging asset of approximately $3 million. The fair value of the Company's commodity derivative hedging instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     At March 31, 2002, these contracts related to periods through 2004. The net notional amount, or net long position, of the commodity derivative hedging instruments for natural gas and residual fuel at March 31, 2002 was approximately 1.8 million equivalent megawatt-hours. Following is a summary of the units, equivalent megawatt-hours and duration by commodity. These notional amounts are indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

                                                                 EQUIVALENT         AVERAGE
                                           NOMINAL UNITS       MEGAWATT-HOURS       DURATION
                                           LONG (SHORT)         LONG (SHORT)        (YEARS)
                                           -------------       --------------       --------
   Natural gas......................     13 million mmbtu        1.3 million          1.26
   Residual fuel....................     0.8 million barrels     0.5 million          1.48

RISK MANAGEMENT ACTIVITIES

     Certain financial instruments used by the Company to manage risk exposure to energy and fuel prices do not meet the hedge criteria under SFAS No. 133. The fair values of these financial instruments are included in assets and liabilities from risk management activities in the accompanying unaudited condensed consolidated balance sheets. These financial instruments include contracts such as forward contracts, futures contracts, option contracts and financial swap agreements.

     At March 31, 2002, these contracts related to periods through 2007. The net notional amount, or net long position, of the risk management assets and liabilities at March 31, 2002 was approximately 1.0 million equivalent megawatt-hours. Following is a summary of the units, equivalent megawatt-hours and duration by commodity. These notional amounts are indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

                                                                    EQUIVALENT         AVERAGE
                                          NOMINAL UNITS           MEGAWATT-HOURS       DURATION
                                           LONG (SHORT)            LONG (SHORT)        (YEARS)
                                          -------------           --------------       --------
   Natural gas....................       7 million mmbtu           0.7 million           2.37
   Crude oil......................     0.5 million barrels         0.2 million           1.14
   Residual fuel..................     0.2 million barrels         0.1 million           2.26

     The fair values of the assets and liabilities from risk management activities recorded on the unaudited condensed consolidated balance sheet as of March 31, 2002 are included in the following table (in millions).

                                           RISK MANAGEMENT
                                        ----------------------
                                        ASSETS     LIABILITIES
                                        ------     -----------
Energy commodity instruments:
Crude oil .........................     $    6     $         6
Natural gas .......................          3               3
Residual fuel .....................          1              --
                                        ------     -----------
   Total ..........................     $   10     $         9
                                        ======     ===========

E. BUSINESS DEVELOPMENTS AND RELATED PARTY TRANSACTIONS

SALES AGREEMENT WITH MIRANT AMERICAS ENERGY MARKETING

     The Company has entered into an Energy and Capacity Sales Agreement ("ECSA"), which is a fixed rate power purchase agreement with Mirant Americas Energy Marketing. Under the terms of the ECSA, Mirant Mid-Atlantic supplies all of its facilities' capacity and energy to Mirant Americas Energy Marketing for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004 at Mirant Americas Energy Marketing's option. For 2002 and 2003, Mirant Americas Energy Marketing has elected to keep its committed capacity and energy purchases at 100% of the total output of the Company's facilities. For 2004, Mirant Americas Energy Marketing has the option to purchase up to 100 % (in blocks of 25%) of the total output of the Company's facilities, with no minimum commitment. Mirant Americas Energy Marketing is a party to transitional power agreements with PEPCO under which PEPCO has a similar option to purchase energy with respect to PEPCO's load requirements.

     Prior to August 1, 2001, the Company sold its power to Mirant Americas Energy Marketing pursuant to a master sales agreement. Under this agreement the price the Company received was based on the market price for energy in the PJM market at the time the energy was delivered. The Company also sold power to Mirant Americas Energy Marketing under fixed price contracts.

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

      At the inception date of the ECSA, the pricing of Mirant Americas Energy Marketing's minimum committed capacity and energy purchases was favorable to Mirant Mid-Atlantic and its affiliates when compared to estimated market rates in the PJM for power to be delivered over the initial term of the agreement. The estimated market rates were based on quoted market prices in the PJM, as adjusted upwards by approximately 12% for what the Company believed, at the time, to be temporary anomalies in such market prices based on forecasted demand growth and other factors expected to affect demand and supply in the PJM market through 2002. At inception, the aggregate value to the Company and its affiliates relating to the favorable pricing variance was approximately $167 million. The amount related specifically to Mirant Mid-Atlantic's owned or leased facilities amounted to $120 million and was reflected as both an addition to members' interest and an offsetting capital contribution receivable pursuant to the ECSA on the Company's consolidated balance sheet and statement of members' equity at the inception of the agreements. At inception, the Company had assumed that in 2002 Mirant Americas Energy Marketing would elect to take the contracted minimum 75% of the capacity and output of the Company's facilities. In January 2002, Mirant Americas Energy Marketing elected to keep its committed capacity at 100% of the total output of the Company's facilities. Therefore, the Company has recorded an additional equity contribution of $53 million in the first quarter of 2002 to reflect the favorable pricing variance related to the additional 25% capacity and energy that Mirant Americas Energy Marketing committed to take in 2002. This adjustment is reflected in the accompanying unaudited condensed consolidated balance sheet and statement of members' equity as both an addition to members' interest and an offsetting capital contribution receivable pursuant to the ECSA.

     The contractual amount payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing variances was $28 million for the three months ended March 31, 2002. This amount is generally received in the month following the month the related revenue is recognized and is recorded as a reduction in the capital contribution receivable pursuant to the ECSA when received. During the three months ended March 31, 2002, the Company received $20 million under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $124 million at March 31, 2002, of which $12 million represents amounts received subsequent to March 31, 2002 related to the revenue recognized prior to that date and $112 million relates to the favorable pricing variance over the remaining nine months of 2002.

     The favorable pricing variance accounted for as a capital contribution receivable is not adjusted for subsequent changes in energy prices. As a result, amounts recognized as revenue under the ECSA do not necessarily reflect market prices at the time the energy is delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA exceeded the amounts based on current market prices by approximately $97 million for the three months ended March 31, 2002.

     On November 15, 2002, Mirant Americas Energy Marketing elected to keep its committed capacity at 100% of the output of the Company's facilities for 2003. The aggregate value to the Company and its affiliates relating to the favorable price variance from this election was approximately $170 million. The amount allocated specifically to Mirant-Mid Atlantic's owned or leased facilities was approximately $120 million. Accordingly, an adjustment of approximately $120 million to members' equity and an offsetting capital contribution receivable pursuant to the ECSA will be recorded in the fourth quarter of 2002.

SERVICES AND ADMINISTRATION ARRANGEMENTS

     The Company and its subsidiaries utilize the services of Mirant, Mirant Services and Mirant Americas Energy Marketing. The significant arrangements with these affiliated companies are described below. Management believes that the amounts allocated or charged to the Company are reasonable and are substantially similar to costs it would have incurred on a stand-alone basis. The following table summarizes the amounts incurred under the arrangements that are recorded in the accompanying unaudited condensed consolidated statements of income as selling, general and administrative expenses - affiliates:

                                                                           FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                           ---------------------
                                                                             2002         2001
                                                                           --------     --------
Management, personnel and services agreement .........................     $      8     $      9
Services agreements ..................................................            2            1
                                                                           --------     --------
   Total selling, general and administrative expenses - affiliates ...     $     10     $     10
                                                                           ========     ========

Management, Personnel and Services Agreement with Mirant Services

     Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services' direct costs of providing such services.

     The total costs incurred under the agreement for the three months ended March 31, 2002 and 2001 have been included in the accompanying unaudited condensed consolidated statements of income as follows (in millions):

                                                            FOR THE THREE MONTHS
                                                               ENDED MARCH 31,
                                                            ---------------------
                                                              2002         2001
                                                            --------     --------
Selling, general and administrative expense ...........     $      8     $      9
Other operating expense ...............................           10           11
                                                            --------     --------
   Total costs under the Management, Personnel and
     Services Agreement ...............................     $     18     $     20
                                                            ========     ========

Services Agreements with Mirant Americas Energy Marketing

     The Company, through its subsidiaries, is a party to separate power sales, fuel supply and services agreements with Mirant Americas Energy Marketing. Mirant Americas Energy Marketing is responsible for marketing and scheduling the majority of the capacity from the Company's facilities. Mirant Americas Energy Marketing has no minimum purchase requirements under these agreements, except for a commitment under its ECSA which runs through the end of 2003 with an option by Mirant Americas Energy Marketing to extend it through 2004.

     During the three months ended March 31, 2002, the Company incurred approximately $2 million in costs under the power sales, fuel supply and services agreements it has with Mirant Americas Energy Marketing as compared to $1 million for the same period in 2001. These costs are included in selling, general and administrative expenses - affiliates in the accompanying unaudited condensed consolidated statements of income.

     Effective July 1, 2002, the Company and Mirant Americas Energy Marketing amended the services and risk management agreement with regard to the provision of the residual fuel oil requirements at Mirant Mid-Atlantic's Chalk Point facility. The revised agreement is an all-requirements contract with pricing based on the daily Platts New York Harbor mean index for residual fuel oil plus a delivery charge. Pursuant to the revised agreement, Mirant Americas Energy Marketing will also manage the fuel oil storage associated with Chalk Point. The Company believes that its fuel price risk can be more effectively managed because the forward fuel oil hedge instruments frequently purchased by the Company typically settle against the New York Harbor index. The new arrangement is expected to lower the working capital requirements for the Company, as Mirant Americas Energy Marketing will now own the majority of fuel oil inventory at the Chalk Point facility. Under the new arrangement, Mirant Mid-Atlantic will be obligated to purchase residual fuel oil at the index price on the day it is utilized at Chalk Point. Previously, Mirant Mid-Atlantic ordered residual fuel oil at market prices in advance of its use. In July 2002, the Company sold fuel oil inventory at its book value of approximately $15 million to Mirant Americas Energy Marketing.

NOTES PAYABLE TO AND NOTES RECEIVABLE FROM AFFILIATES

     In January 2002, through the forgiveness of debt, Mirant Americas Generation made a capital contribution of $130 million to Mirant Mid-Atlantic. The related credit facility was concurrently terminated and is no longer available to Mirant Mid-Atlantic. There was no accrued interest due as of March 31, 2002.

     Mirant Peaker and Mirant Potomac River borrowed funds from the Company in order to finance their respective acquisitions of generation assets. At both March 31, 2002 and December 31, 2001, notes receivable from these two affiliates consisted of the following (in millions):

BORROWER                      PRINCIPAL     INTEREST RATE       MATURITY
--------                      ---------     -------------      ----------
Mirant Potomac River ....     $     152                10%     12/30/2028
Mirant Peaker ...........     $      71                10%     12/30/2028

     Mirant Potomac River and Mirant Peaker have a capital contribution agreement with Mirant in which they make quarterly distributions to Mirant of all cash available after taking into consideration projected cash requirements, including mandatory debt service, prepayments permitted under the terms of the notes payable and maintenance reserves.

     Under the capital contribution agreement, the owner lessors, the holders of the lessor notes, and the indenture trustee of Mirant Mid-Atlantic's lease arrangements (Note F) have the ability to enforce the payment terms of the notes receivable.

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

     As of March 31, 2002, Mirant Mid-Atlantic had a cash management agreement with Mirant, whereby any excess cash, including capital contributions, was transferred to Mirant pursuant to a note agreement which was payable upon demand. Similarly, Mirant advanced funds to Mirant Mid-Atlantic for working capital purposes. At March 31, 2002, the Company and its subsidiaries had made net advances to Mirant under the cash management agreement totaling $84 million (consisting of $113 million in advances to Mirant recorded as a notes receivable from affiliates on the unaudited condensed consolidated balance sheet and $29 million in advances from Mirant recorded as a notes payable to affiliates on the unaudited condensed consolidated balance sheet). These advances were due on demand. Effective February 1, 2002, the interest rate payable on the advances was changed to LIBOR plus 180 basis points from an interest rate based on the actual return obtained by Mirant on its short-term investments. The repayment by Mirant of any advances was subordinate to the repayment of the senior obligations of Mirant.

     Effective October 21, 2002, the Company discontinued its involvement in Mirant's cash management program and commenced the operation of bank deposit and money market accounts in the Company's own name. As of October 21, 2002, the net principal balance outstanding under the cash management program of $83 million was received by the Company from Mirant.

CAPITAL CONTRIBUTION AGREEMENT

     Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker, both of which are direct wholly owned subsidiaries of Mirant, make distributions to Mirant at least once per quarter, if funds are available. Distributions are equal to all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to the Company. For the three months ended March 31, 2002 and 2001, total capital contributions received by the Company under this agreement totaled $14 million and $0, respectively.

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

MIRANT RESTRUCTURING

     As a result of changing market conditions including constrained access to capital markets attributable primarily to the Enron bankruptcy and Moody's December 2001 downgrade of Mirant's credit rating, Mirant adopted a plan to restructure its operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. The severance costs and other employee termination-related charges associated with the restructuring at Mirant Mid-

Atlantic locations were paid by Mirant Services and billed to Mirant
Mid-Atlantic.

     Subsequent to March 31, 2002 and as of November 1, 2002, Mirant Services had terminated 87 employees at Mirant Mid-Atlantic locations.

F. COMMITMENTS AND CONTINGENT MATTERS

OPERATING LEASES

     On December 19, 2000, in conjunction with the purchase of the PEPCO assets, the Company entered into multiple sale-leaseback transactions totaling $1.5 billion relating to the Dickerson and the Morgantown baseload units and associated property. The terms of each lease vary between 28.5 and 33.75 years. The Company is accounting for these leases as operating leases. The Company's expenses associated with the commitments under the Dickerson and Morgantown operating leases totaled approximately $24 million for both the three months ended March 31, 2002 and 2001, and are recorded as generation facilities lease expense in the accompanying unaudited condensed consolidated statements of income. As of March 31, 2002, the total notional minimum lease payments for the remaining life of the leases was approximately $2.9 billion. The lease agreements contain covenants that restrict the Company's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities.

     Mirant Mid-Atlantic is not permitted to make any dividend distributions unless, at the time of such distribution, each of the following conditions is satisfied:

     o Mirant Mid-Atlantic's fixed charge coverage ratio for the most recently ended four full fiscal quarters equals at least:

          (1) 1.7 to 1.0; or

          (2) 1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0 or 1.2 to 1.0 if, as of the
     last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade ratings criteria) covering, in the aggregate, at least 25%, 50%, 75% or 100%, respectively of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

     o the projected fixed charge coverage ratio (determined on a pro forma basis after giving effect to any such dividend) for each of the two following periods of four fiscal quarters commencing with the fiscal quarter in which the restricted payment is proposed to be made equals at least:

          (1) 1.7 to 1.0; or

          (2) 1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0 or 1.2 to 1.0, if, as of the
     last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade ratings criteria) covering, in the aggregate, at least 25%, 50%, 75% or 100%, respectively, of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

     o no significant lease default or event of default has occurred and is continuing.

     In accordance with the terms of the lease documentation, Mirant Mid-Atlantic calculates the projected fixed charge coverage ratio based on projections prepared in good faith based upon assumptions consistent in all material respects with the relevant contracts and agreements, historical operations, and Mirant Mid-Atlantic's good faith projections of future revenues and projections of operating and maintenance expenses in light of then existing or reasonably expected regulatory and market environments in the markets in which the leased facilities or other assets owned by it will be operated. Mirant Mid-Atlantic also assumes that there will be no early redemption or prepayment of Indebtedness, and that any Indebtedness which matures within such projected periods will be refinanced on reasonable terms. The reclassification of the capital contribution received pursuant to the ECSA will reduce the Company's fixed charge coverage ratios calculated for purposes of determining its ability to make dividend payments.

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

     Upon an event of default by the Company, the lessors are entitled to a termination value payment as defined in the agreements which, in general decreases over time. At March 31, 2002, the termination value was approximately $1.5 billion. Upon expiration of the original lease term, the termination value will be $300 million.

ENVIRONMENTAL INFORMATION REQUESTS

     In January 2001, the EPA, Region 3 issued a request for information to Mirant Mid-Atlantic concerning the air permitting implications of past repair and maintenance activities at its Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates Mirant Mid-Atlantic's ownership of the plants. Mirant Mid-Atlantic has responded fully to this request. If a violation is determined to have occurred at any of the plants, Mirant Mid-Atlantic may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Under the sales agreement with PEPCO for those plants, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company's acquisition of the plants. The state or federal government could, however, seek fines and penalties directly from Mirant Mid-Atlantic, the cost of which may be material.

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

ASBESTOS CASES

     On December 19, 2000, Mirant, through its subsidiaries and together with lessors in a lease transaction, purchased from PEPCO four electric generation facilities in the Washington D.C. area. As a part of the purchase, and with certain qualifications, Mirant agreed to indemnify PEPCO for certain liabilities arising in lawsuits filed after December 19, 2000, even if they relate to incidents occurring prior to that date. Since the acquisition, PEPCO has notified Mirant of approximately 50 asbestos cases, distributed among three Maryland jurisdictions (Prince George's County, Baltimore City and Baltimore County), as to which it claims a right of indemnity. In each of these claims, the plaintiff's allegation of liability on the part of PEPCO is primarily grounded on the theory of premises liability. Each plaintiff seeks a multi-million dollar award. It is expected that additional such lawsuits will be filed in the future; however, the number of such additional lawsuits cannot now be determined. Five suits have been set for trial in 2003, while the remainder have not yet been scheduled for trial. Mirant Mid-Atlantic believes that substantial defenses to liability exist and that, even if found liable, plaintiffs' damages claims are greatly exaggerated. Based on information and relevant circumstances known at this time, Mirant Mid-Atlantic does not believe these suits will have a material adverse effect on its financial position. An unfavorable decision, however, could have a material adverse effect on results of operations in the particular year in which a decision is rendered.

G. SUBSEQUENT EVENTS

Administration Arrangement with Mirant Services

     Beginning in May 2002, Mirant Services implemented a fixed administration charge to various subsidiaries of Mirant, including Mirant Mid-Atlantic, which serves to reimburse Mirant Services for various indirect administrative services performed on the subsidiaries' behalf, including, but not limited to, information technology services, regulatory support, consulting, legal and accounting and financial services. The fixed charge is approximately $1.4 million per month and the initial term of the agreement expires on December 31, 2002. Management believes that the amounts that will be allocated to the Company are reasonable and are substantially similar to costs it would have incurred on a stand-alone basis for the periods covered by the fixed administration charge. Prior to May 2002, similar administrative services were charged by Mirant Services to the Company based on incremental costs directly attributable to the Company.

Fuel Purchase Agreements

     In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic is required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. The purchase price of the fuel will vary with the delivered cost of the coal feedstock. Based on current coal prices, it is expected that the annual purchase commitment will be approximately $100 million. In July 2002, synthetic fuel plant operations commenced at the Morgantown facility at which time the minimum purchase commitment became effective. At July 1, 2002, total estimated minimum commitments under the agreement were $546 million. In July 2002, the Company sold its coal inventory at the Morgantown facility to the synthetic fuel supplier for approximately $10 million.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Members
Mirant Mid-Atlantic, LLC:

We have reviewed the accompanying condensed consolidated balance sheet of Mirant Mid-Atlantic, LLC (a wholly-owned indirect subsidiary of Mirant Corporation) and subsidiaries as of March 31, 2002, and the related condensed consolidated statements of income, members' equity and cash flows for the three-month period ended March 31, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modification that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company as of and for the year ended December 31, 2001, were not audited by us and, accordingly, we do not express an opinion or any form of assurance on the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001. Additionally, the condensed consolidated statements of income and cash flows for the three-month period ended March 31, 2001, were not reviewed or audited by us and, accordingly, we do not express an opinion or any form of assurance on them.



/s/ KPMG LLP
Atlanta, Georgia
December 19, 2002

ITEM 2.
                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

     We are an indirect wholly owned subsidiary of Mirant. We were formed, along with our subsidiaries, in conjunction with the acquisition of our facilities from PEPCO on December 19, 2000.

     We or our subsidiaries, along with our affiliates Mirant Potomac River and Mirant Peaker, own, lease or control approximately 5,256 MW of electricity generating capacity in the Washington D.C. area and have a fixed rate power purchase agreement (the ECSA) with Mirant Americas Energy Marketing that currently provides us with payments for our committed capacity and energy at prices that are not directly linked to spot market prices. Furthermore, under the ECSA essentially all of our credit exposure is with Mirant Americas Energy Marketing.

         In November 2002, Mirant Americas Energy Marketing exercised its option under the ECSA to purchase 100% of the Company's energy and capacity in 2003. At the time the option was exercised, the market price for energy to be delivered in 2003 was less than the price received for revenue recorded under the ECSA in 2002, after the reduction for the favorable pricing variance. Accordingly, revenues recorded in 2003, after the reduction for the favorable pricing variance, will be less than the revenue recorded in 2002. In the event that Mirant Americas Energy Marketing exercises its option for 2004 and similar market conditions exist at that time, revenue recorded in 2004, after the reduction for the favorable pricing variance, will also be less than in 2002. The cash flows received under the ECSA are unaffected by changes in market price. However, the reclassification of the capital contribution received pursuant to the ECSA (Note A) will reduce the Company's fixed charge coverage ratios calculated for purposes of determining its ability to make dividend payments. Because the Company's ability to pay dividends could be restricted by this change, Mirant Americas Energy Marketing may not exercise its option to renew the ECSA for future periods. To the extent that the option to renew the ECSA is not exercised, the Company would likely sell its energy at market prices in the PJM. Over the term of the ECSA, PJM market prices have tended to be lower than the prices received from Mirant Americas Energy Marketing under the ECSA. If current market conditions persist, the inability to enter into contracts with margins similar to those realized in 2002 when the ECSA expires would also be expected to adversely impact our future operating results.

     We expect the majority of our other revenues to be derived from sales of capacity, energy and ancillary services from the generating facilities owned or leased by us into the PJM spot and forward markets, with the balance of our revenues derived from sales to other competitive power markets or fixed price agreements. The market for wholesale electric energy and energy services in the PJM is largely deregulated. To the extent that we have not sold our energy and capacity under fixed price agreements, our revenues and results of operations will depend, in part, upon prevailing market prices for energy, capacity and ancillary services in the PJM and other competitive markets. Mirant Americas Energy Marketing acts as our agent and procures fuel and emissions credits necessary for the operation of the generating facilities owned or leased by us.

     Our costs primarily consist of the ongoing maintenance and operation of the generating facilities owned or leased by us, capital expenditures needed to ensure their continued reliable, safe and environmentally compliant operation and our obligation to make rental payments on leased facilities.

     Our Mid-Atlantic facilities are subject to the northeast ozone transport region NOx allowance cap and trade regulatory program. As part of that regulatory program, the various state regulations allocate NOx emission allowances to covered facilities, and if the allocated allowances are not sufficient to cover actual NOx emissions, facilities must purchase NOx allowances from other facilities. We presently have to purchase additional NOx allowances beyond our allocation to cover our emissions. We expect that the number of allowances allocated to our plants will decrease in 2003 and that the market price may increase significantly in 2003 and in subsequent years for NOx allowances we need to purchase under the regulatory program.

     As a result of the PEPCO acquisition, several owner lessors each own undivided interests in the Dickerson and Morgantown generating assets. We have entered into long-term leases for each of these undivided interests. The leases were part of the leveraged lease transactions that raised approximately $1.5 billion, which was used by the owner lessors to acquire the undivided interests in the lease facilities and to pay the lease transaction expenses.

     The subsidiaries of the institutional investors who hold the membership interests in the owner lessors are called owner participants. Equity funding by the owner participants plus transaction expenses paid by the owner participants totals $299 million. The issuance and sale of pass through certificates raised the remaining $1.224 billion.

     Pass through certificates in the aggregate principal amount of $1.224 billion were issued on December 18, 2000. The pass through certificates are not our direct obligations. Each pass through certificate represents a fractional undivided interest in one of three pass through trusts formed pursuant to three separate pass through trust agreements between us and State Street Bank and Trust Company of Connecticut, National Association, as pass through trustee under each pass through trust agreement.

     The property of the pass through trusts consists of lessor notes. The lessor notes were issued in connection with eleven separate leveraged lease transactions with respect to each lessor's undivided interest in either (i) the Dickerson electric generating baseload units 1, 2, and 3 and related assets or
(ii) the Morgantown electric generating baseload units 1 and 2 and related assets. The lessor notes issued by an owner lessor are secured by that owner lessor's undivided interest in the lease facilities and its rights under the related lease and other financing documents.

     The lessor notes issued by each owner lessor were issued in three series. Each pass through trust purchased one series of the lessor notes issued by each owner lessor so that all of the lessor notes held in each pass through trust have an interest rate corresponding to the interest rate of the pass through certificates, and a final maturity on or before the final expected distribution date applicable to the certificates issued by that pass through trust. Principal and interest paid on the lessor notes held in each pass through trust is distributed by each pass through trust to its certificate holders on June 30 and December 30 of each year.

         Although neither the certificates nor the lessor notes are obligations of, or guaranteed by us, the amount unconditionally payable by us under our leases of the leased facilities will be at least sufficient to pay in full when due all payments of principal, premium, if any, and interest on the lessor notes. Our lease obligations are not obligations of, or guaranteed by, our indirect parent, Mirant, or any of its other affiliates. However, Mirant is currently providing the credit support to fund the rent payment reserve required in connection with this lease transaction.
     Our lease payment obligations are senior unsecured obligations and rank equally in right of payment with all of our other existing and future senior unsecured obligations. Under the terms of the lease, we are responsible for the payment of rent to the indenture trustee, which in turn makes payments of principal and interest to the pass through trust and any remaining balance to the owner lessors for the benefit of the owner participants.

RESTRUCTURING AND CHANGES IN SENIOR MANAGEMENT

     As a result of changing market conditions including constrained access to capital markets attributable primarily to the Enron bankruptcy and Moody's downgrade of Mirant's credit rating, Mirant adopted a plan to restructure its operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. As of November 1, 2002, Mirant Services had terminated 87 employees at our locations. The severance costs and other employee termination-related charges associated with the restructuring were paid by Mirant Services and billed to Mirant Mid-Atlantic. Severance costs of $3 million were expensed by us during the three and six months ended June 30, 2002.

     In October 2002, the Company announced that at the end of October 2002, Randy Harrison, Chief Executive Officer and Director of the Company, would be retiring. Rick Pershing, President and Chief Executive Officer of Mirant Americas Generation has assumed the responsibilities of Chief Executive Officer of the Company.

     On December 4, 2002, Mirant announced that Harvey Wagner would be joining Mirant as its Executive Vice President and Chief Financial Officer beginning January 1, 2003. Mr. Wagner will be replacing Mirant's current Chief Financial Officer, Raymond Hill. Mr. Hill is a Manager of Mirant Americas Generation, the Company's sole member and will be leaving Mirant Americas Generation effective December 31, 2002.

ACCOUNTING ERRORS AND REAUDIT OF HISTORICAL FINANCIAL STATEMENTS

     As disclosed in a press release dated July 30, 2002, Mirant Corporation, Mirant Mid-Atlantic's ultimate parent company, identified several accounting issues related to its risk management and marketing operations. These issues related to Mirant Americas Energy Marketing, which is an affiliate of the Company and a separate subsidiary of Mirant. Corrections have been reflected in Mirant's amended first quarter Form 10-Q/A and Mirant's second quarter Form 10-Q both filed on November 7, 2002. The resolution of these items did not impact the Company's financial statements.

     As a result of the identification of the initial accounting issues described in the July 30, 2002 press release, Mirant retained the law firm of King & Spalding, with the support of a nationally recognized accounting firm, to conduct an independent review and to report to Mirant's Audit Committee. King & Spalding has concluded that there was no fraudulent conduct on the part of any Mirant employee or officer related to the identified accounting issues.

     In the course of resolving Mirant's previously announced accounting issues discussed above, and the concurrent review of Mirant's interim financial statements, errors affecting the Company's historical financial statements were identified. At March 31, 2002, revenue related to the Company's ECSA with Mirant Americas Energy Marketing (an affiliate), was reduced by $11 million, accounts receivable from Mirant Americas Energy Marketing was reduced by $5 million, and capital contribution receivable pursuant to the ECSA (a members' equity account) was reduced by $6 million. The previously issued financial statements did not take into account Mirant Americas Energy Marketing's election under the ECSA in January 2002 to increase the energy purchased from the Company to 100% of the capacity of its facilities from the contractual minimum of 75%, as described in Note E. In addition, the Company recorded an addition to members' equity, with a corresponding capital contribution receivable pursuant to the ECSA, of $53 million, to reflect the excess of the fixed price of the capacity and energy in the ECSA over the projected market prices when the Company became committed to provide the additional energy to Mirant Americas Energy Marketing.

     The statement of cash flows has also been restated to reflect amounts received under the ECSA attributable to the capital contribution received as a financing activity, rather than an operating activity.

     A summary comparison of the previously reported and restated March 31, 2002 unaudited condensed consolidated balance sheet follows (in millions):

                                                       MARCH 31, 2002, AS    MARCH 31, 2002, AS
                                                       PREVIOUSLY REPORTED        RESTATED
                                                       -------------------   ------------------
Total current assets .............................           $    412              $    407
Noncurrent assets ................................              2,678                 2,678
                                                             --------              --------
     Total assets ................................           $  3,090              $  3,085
                                                             ========              ========

Total current liabilities ........................           $     95              $     95
Other liabilities ................................                  9                     9
Member's equity ..................................              2,986                 2,981
                                                             --------              --------
     Total liabilities and members' equity .......           $  3,090              $  3,085
                                                             ========              ========

    A summary comparison of the previously filed and restated first quarter 2002 unaudited condensed consolidated statement of income follows (in millions):

                                                     THREE MONTHS ENDED      THREE MONTHS ENDED
                                                      MARCH 31, 2002 AS      MARCH 31, 2002 AS
                                                     PREVIOUSLY REPORTED          RESTATED
                                                     -------------------     ------------------
Operating revenues ...............................         $  210                  $  199
Cost of fuel, electricity and other products .....             65                      65
                                                           ------                  ------
Gross margin .....................................            145                     134
Other ............................................            (74)                    (74)
                                                           ------                  ------
Net income .......................................         $   71                  $   60
                                                           ======                  ======

      A summary comparison of the previously reported and restated first quarter 2002 unaudited condensed consolidated statement of cash flows follows (in millions)

                                                  THREE MONTHS ENDED      THREE MONTHS ENDED
                                                   MARCH 31, 2002 AS      MARCH 31, 2002 AS
                                                  PREVIOUSLY REPORTED          RESTATED
                                                  -------------------     ------------------
Cash flows from operating activities ........           $  116                  $   96
Cash flows from investing activities ........              (99)                    (99)
Cash flows from financing activities ........              (17)                      3
                                                        ------                  ------
Net change in cash and cash equivalents .....           $    0                  $    0
                                                        ======                  ======

     Mirant's independent auditors assessed Mirant's internal controls of its North American energy marketing and risk management operations as part of the interim review of Mirant for the second quarter. The independent auditors provided Mirant with detailed process improvement recommendations to address internal control deficiencies in existence at June 30, 2002. The independent auditors have advised Mirant's Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement on Auditing Standards No. 60. Mirant has assigned the highest priority to the short-term and long-term correction of these internal control deficiencies. Mirant has discussed its proposed actions with its Audit Committee and its independent auditors. Mirant Americas Energy Marketing personnel prepare certain entries to the Company's accounts, however, there has been no indication that control deficiencies present in Mirant's North American energy marketing and risk management operations directly impact the Company or its financial statements. Mirant has implemented corrective actions to mitigate the risk that these deficiencies could lead to material misstatements in Mirant's or the Company's current financial statements. In addition, the Company has performed additional procedures to enable the completion of the independent auditors' review of the Company's interim financial statements despite the presence of the control weaknesses at Mirant noted above.

     The Company has engaged KPMG to reaudit the Company's 2000 and 2001 financial statements in conjunction with the reaudit of Mirant's 2000 and 2001 financial statements. The effects, if any, of such reaudit on the Company's financial statements cannot be determined. In addition, we are not currently able to assess the impact on the Company of the reaudit of Mirant and the accounting issues at Mirant Americas Energy Marketing in light of the business relationships between the Company, Mirant Americas Energy Marketing and Mirant Corporation.

RESULTS OF OPERATIONS

                    FIRST QUARTER 2002 vs. FIRST QUARTER 2001

     Results of operations for the three months ended March 31, 2002 include revenue under the ECSA agreement with Mirant Americas Energy Marketing which was based on forward price curves at the inception of the ECSA and at the time of Mirant Americas Energy Marketing's election to keep its committed capacity at 100% of the total output of the Company's facilities for 2002, which resulted in higher revenues and margins than are currently available based on current market prices. The revenue recognized under the ECSA is not adjusted for subsequent changes in market prices. As a result, amounts recognized as revenue under the ECSA do not necessarily reflect market prices at the time the energy is delivered. Amounts recognized as revenue for energy delivered under the ECSA exceeded the amounts based on current market prices by approximately $97 million for the three months ended March 31, 2002.

     Significant income statement items appropriate for discussion include the following:

                                                        Increase (Decrease)
                                                          First Quarter
                                                       --------------------
                                                           (in millions)
Operating revenues ...............................     $  (89)        (31)%
Cost of fuel, electricity and other products .....        (75)        (54)%
Other operating expenses:
   Maintenance ...................................          4          80%
   Depreciation and amortization .................         (5)        (28)%
   Selling, general and administrative ...........         (3)        (19)%
   Taxes other than income taxes .................          2          29%
Total other income, net ..........................          3         100%

     Operating revenues. Operating revenues for the three months ended March 31, 2002, were $199 million, compared to $288 million for the same period in 2001. The decrease of $89 million resulted primarily from decreased prices for our energy, reduced generation and the termination in August 2001 of fixed price contracts with Mirant Americas Energy Marketing. Under each of these fixed price contracts, the Company received a fixed price from Mirant Americas Energy Marketing for a defined volume of generation. Such revenues were offset in the cost of fuel, electricity and other products by the cost of purchasing matching megawatt-hours, either from the PJM pool or under a fixed price purchase contract. As the Company continued to receive payments at market prices for all of its generation, such contracts enabled the Company to reduce its exposure to energy price risk. The fixed price contracts with Mirant Americas Energy Marketing terminated in August 2001, with the inception of the ECSA. These decreases were partially offset by higher revenue for capacity under the ECSA.

     Cost of fuel, electricity and other products. Cost of fuel, electricity and other products for the three months ended March 31, 2002, was $65 million, compared to $140 million for the same period in 2001. This decrease of $75 million was primarily attributable to the termination in August 2001 of fixed price contracts with Mirant Americas Energy Marketing, as described above. The Company made purchases at PJM pool prices or under fixed price contracts to offset the megawatt-hour sales made at fixed prices. With the inception of the ECSA in August 2001, such contracts were terminated. In addition, lower generation volumes and a reduction in the proportion of generation by cycling and peaking units resulted in lower fuel costs in the three months ended March 31, 2002, as compared to the same three month period in 2001.

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

Seasonality

     Our revenues are expected to be seasonal and affected by changes in weather conditions, although the current ECSA reduces the impact of such seasonality during its term. Short-term prices for capacity, energy and ancillary services in the PJM are particularly impacted by weather conditions. Peak demand for electricity typically occurs during the summer months, caused by the increased use of air-conditioning. Cooler than normal temperatures during months that are normally warm may lead to reduced use of air-conditioners, which would reduce short-term demand for capacity, energy and ancillary services and result in a reduction in wholesale prices.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Historically we have obtained cash from our operations, issuances of debt and capital contributions from Mirant. These funds have been used to finance operations, service debt obligations, fund acquisitions, finance capital expenditures and meet other cash and liquidity needs. Although we expect cash from other sources to be sufficient to cover our ongoing expenses and capital expenditures, should the need arise, we have the ability to incur additional debt subject to the terms of our lease agreements.

     Operating Activities. Net cash provided by operating activities per our unaudited condensed consolidated statements of cash flows totaled $96 million for the three months ended March 31, 2002, as compared to $99 million for the same period in 2001. This decrease was primarily due to reductions in working capital items, such as fuel stock, offset by a reduction in earnings.

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

     Financing Activities. Net cash provided by financing activities per our unaudited condensed consolidated statements of cash flows totaled $3 million for the three months ended March 31, 2002, as compared to $0 for the same period in 2001. During the three months ended March 31, 2002, our financing activities were attributable to the payment of a $60 million dividend, loans from affiliate of $29 million, the receipt of a $14 million capital contribution related to Mirant Peaker and Mirant Potomac River and $20 million receivable pursuant to the ECSA.

     As of March 31, 2002, the total notional remaining minimum lease payments over the non-cancelable terms of the leases were approximately $2.9 billion. A substantial portion of our projected cash flows will be used to service these payment obligations in addition to ongoing operating expenses and other expenditures.

     We expect our cash needs over the next several years to be met primarily by cash flows from operations and, to some extent, capital contributions related to Mirant Peaker, Mirant Potomac River and the ECSA. Such cash flows are expected to provide sufficient liquidity for working capital and capital expenditure needs for the next 12 months. However, the reclassification of the capital contribution received pursuant to the ECSA (Note A) will reduce the Company's fixed charge coverage ratios calculated for purposes of determining its ability to make dividend payments. Because the Company's ability to pay dividends could be restricted by this change, Mirant Americas Energy Marketing may not exercise its option to renew the ECSA for future periods. To the extent that the option to renew the ECSA is not exercised, the Company would likely sell its energy at market prices in the PJM. Over the term of the ECSA, PJM market prices have tended to be lower than the prices received from Mirant Americas Energy Marketing under the ECSA.

Credit Ratings

     Three pass through trusts were formed in 2000, pursuant to the lease agreements. These pass through trusts issued pass through certificates in December 2000. As of December 20, 2002, the pass through certificates have a credit rating of Ba3 (non-investment grade) with a negative watch by Moody's, BB (non-investment grade) with a negative outlook by S&P and BB+ (non-investment grade) with a negative outlook by Fitch. While the foregoing indicates the ratings from the various agencies, we note that these ratings are not a recommendation to buy, sell or hold the pass through certificates, that the ratings may be subject to revision or withdrawal at any time by the assigning rating organization and that each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgement, circumstances in the future so warrant. Further, the Company notes that each of the rating agencies continues to monitor the Company's credit profile with increased scrutiny arising from the reported financial difficulties of other market participants, the uncertainty and turmoil in the financial markets generally and in the energy sector specifically and our pending reaudit. In addition, we note the risk factors related to a downgrade in our credit ratings as disclosed in our Form 10-K filed in March 2002.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Operating Leases

     On December 19, 2000, in conjunction with the purchase of the PEPCO assets, the Company entered into multiple sale-leaseback transactions totaling $1.5 billion relating to the Dickerson and the Morgantown baseload units and associated property. The terms of each lease vary between 28.5 and 33.75 years. The Company is accounting for these leases as operating leases. The Company's expenses associated with the commitments under the Dickerson and Morgantown operating leases totaled approximately $24 million for both the three months ended March 31, 2002 and 2001. As of March 31, 2002, the total notional minimum lease payments for the remaining life of the leases was approximately $2.9 billion. The lease agreements contain covenants that restrict the Company's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities.

     Mirant Mid-Atlantic is not permitted to make any dividend distributions unless, at the time of such distribution, each of the following conditions is satisfied:

     o Mirant Mid-Atlantic's fixed charge coverage ratio for the most recently ended four full fiscal quarters equals at least:

          (1) 1.7 to 1.0; or

          (2) 1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0 or 1.2 to 1.0 if, as of the
     last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade ratings criteria) covering, in the aggregate, at least 25%, 50%, 75% or 100%, respectively of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

     o the projected fixed charge coverage ratio (determined on a pro forma basis after giving effect to any such dividend) for each of the two following periods of four fiscal quarters commencing with the fiscal quarter in which the restricted payment is proposed to be made equals at least:

          (1) 1.7 to 1.0; or

          (2) 1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0 or 1.2 to 1.0, if, as of the
     last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade ratings criteria) covering, in the aggregate, at least 25%, 50%, 75% or 100%, respectively, of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

     o no significant lease default or event of default has occurred and is continuing.

     In accordance with the terms of the lease documentation, Mirant Mid-Atlantic calculates the projected fixed charge coverage ratio based on projections prepared in good faith based upon assumptions consistent in all material respects with the relevant contracts and agreements, historical operations, and Mirant Mid-Atlantic's good faith projections of future revenues and projections of operating and maintenance expenses in light of then existing or reasonably expected regulatory and market environments in the markets in which the leased facilities or other assets owned by it will be operated. Mirant Mid-Atlantic also assumes that there will be no early redemption or prepayment of Indebtedness, and that any Indebtedness which matures within such projected periods will be refinanced on reasonable terms. The reclassification of the capital contribution received pursuant to the ECSA (Note A) will reduce the Company's fixed charge coverage ratios calculated for purposes of determining its ability to make dividend payments.

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

     Upon an event of default by the Company, the lessors are entitled to a termination value payment as defined in the agreements which, in general, decreases over time. At March 31, 2002, the termination value was approximately $1.5 billion. Upon expiration of the original lease term, the termination value will be $300 million.

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

Fuel Purchase Agreement

     In April 2002, we entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at our Morgantown facility into a synthetic fuel. Under the terms of the agreement, we are required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. The purchase price of the fuel will vary with the delivered cost of the coal feedstock. Based on current coal prices, it is expected that the annual purchase commitment will be approximately $100 million. In July 2002, the synthetic fuel plant operations commenced at the Morgantown facility at which time the minimum purchase commitment became effective. At July 1, 2002, total estimated minimum commitments under the agreement were $546 million. In July 2002, we sold our coal inventory at the Morgantown facility to the synthetic fuel supplier for approximately $10 million.

RELATED PARTY ARRANGEMENTS AND TRANSACTIONS

Our Relationship with Mirant

     Ninety-nine percent of our membership interests were owned by Mirant Mid-Atlantic Investments, LLC and one percent of our interests were owned by Mirant Mid-Atlantic Management, Inc., which were both direct wholly owned subsidiaries of Mirant Americas Generation. Effective October 1, 2002, Mirant Mid-Atlantic is a direct wholly owned subsidiary of Mirant Americas Generation. Mirant Americas Generation is a direct wholly owned subsidiary of Mirant Americas, which is a direct wholly owned subsidiary of Mirant.

     We are organized and operate as a legal entity separate and apart from Mirant and any other affiliates of Mirant. Therefore, our facilities are not generally available to satisfy the obligations of Mirant or any other affiliates of Mirant. However, our unrestricted cash or other assets which are available for distribution may, subject to applicable law and the terms of financing arrangements, be advanced, loaned, paid as dividends or otherwise distributed or contributed to Mirant or any of its affiliates. Mirant is not obligated to make any payments under the certificates or lessor notes and is not obligated to guarantee our lease obligations.

Services Agreements with Mirant Americas Energy Marketing

     Effective July 1, 2002, the Company and Mirant Americas Energy Marketing amended the services and risk management agreement with regard to the provision of the residual fuel oil requirements at Mirant Mid-Atlantic's Chalk Point facility. The revised agreement is an all-requirements contract with pricing based on the daily Platts New York Harbor mean index for residual fuel oil plus a delivery charge. Pursuant to the revised agreement, Mirant Americas Energy Marketing will also manage the fuel oil storage associated with Chalk Point. The Company believes that its fuel price risk can be more effectively managed because the forward fuel oil hedge instruments frequently purchased by the Company typically settle against the New York Harbor index. The new arrangement is expected to lower the working capital requirements for the Company, as Mirant Americas Energy Marketing will now own the majority of fuel oil inventory at the Chalk Point facility. Under the new arrangement, Mirant Mid-Atlantic will be obligated to purchase residual fuel oil at the index price on the day it is utilized at Chalk Point. Previously, Mirant Mid-Atlantic ordered residual fuel oil at market prices in advance of its use. In July 2002, the Company sold fuel oil inventory at its book value of approximately $15 million to Mirant Americas Energy Marketing.

Management, Personnel and Services Agreements with Mirant Services

     Mirant Services provides us with various management, personnel and administrative services. We reimburse Mirant Services for amounts equal to Mirant Services' direct costs of providing such services.

     The total costs incurred under the agreement with Mirant Services for the three months ended March 31, 2002 and 2001 were approximately $18 million and $20 million, respectively.

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

Administration Arrangement with Mirant Services

     Beginning in May 2002, Mirant Services implemented a fixed administration charge to various subsidiaries of Mirant, including Mirant Mid-Atlantic, which serves to reimburse Mirant Services for various indirect administrative services performed on the subsidiaries' behalf, including, but not limited to, information technology services, regulatory support, consulting, legal and accounting and financial services. The fixed charge is approximately $1.4 million per month and the initial term of the agreement expires on December 31, 2002. Management believes that the amounts that will be allocated to the Company are reasonable and are substantially similar to costs it would have incurred on a stand-alone basis for the periods covered by the fixed administration charge. Prior to May 2002, similar administrative services were charged by Mirant Services to the Company based on incremental costs directly attributable to the Company.

Capital Contribution Agreement

     Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker, both of which are direct wholly owned subsidiaries of Mirant, will make distributions to Mirant at least once per quarter, if funds are available. Distributions will equal all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to us. For the three months ended March 31, 2002 and 2001, total capital contributions received by us under this agreement totaled $14 million and $0, respectively.

Power Sales Agreement with Mirant Americas Energy Marketing

     The Company has entered into an Energy and Capacity Sales Agreement ("ECSA"), which is a fixed rate power purchase agreement with Mirant Americas Energy Marketing. Under the terms of the ECSA, we supply all of our facilities' capacity and energy to Mirant Americas Energy Marketing for the period from August 1, 2001 through June 30, 2004, extendable through December 31, 2004. For 2002 and 2003, Mirant Americas Energy Marketing has elected to keep its committed capacity and energy purchases at 100% of the total output of our facilities. For 2004, Mirant Americas Energy Marketing has the option to purchase up to

100% (in blocks of 25%) of the total output of our facilities, with no minimum commitment. Mirant Americas Energy Marketing is a party to transitional power agreements with PEPCO under which PEPCO has a similar option for the purchase of energy with respect to PEPCO's load requirements.

     Prior to August 1, 2001, the Company sold its power to Mirant Americas Energy Marketing pursuant to a master sales agreement. Under this agreement the price the Company received was based on the market price for energy in the PJM market at the time the energy was delivered. The Company also sold power to Mirant Americas Energy Marketing under fixed price contracts.

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

     At the inception date of the ECSA, the pricing of Mirant Americas Energy Marketing's minimum committed capacity and energy purchases was favorable to us and our affiliates when compared to estimated market rates in the PJM for power to be delivered over the initial term of the agreement. The estimated market rates were based on quoted market prices in the PJM, as adjusted upwards by approximately 12% for what the Company believed, at the time, to be temporary anomalies in such market prices based on forecasted demand growth and other factors expected to affect demand and supply in the PJM market through 2002. At inception, the aggregate value to us and our affiliates relating to the favorable pricing variance was approximately $167 million. The amount related specifically to our owned or leased facilities amounted to $120 million and was reflected as both an addition to members' interest and an offsetting capital contribution receivable pursuant to the ECSA on our consolidated balance sheet and statement of members' equity at the inception of the agreements. At inception, the Company had assumed that in 2002 Mirant Americas Energy Marketing would elect to take the contracted minimum 75% of the capacity and output of the Company's facilities. In January 2002, Mirant Americas Energy Marketing elected to keep its committed capacity at 100% of the total output of the Company's facilities. Therefore, the Company has recorded an additional equity contribution of $53 million in the first quarter of 2002 to reflect the favorable pricing terms related to the additional 25% capacity and energy that Mirant Americas Energy Marketing committed to take in 2002. This adjustment is reflected in the accompanying unaudited condensed consolidated balance sheet and statement of members' equity as both an addition to members' interest and an offsetting capital contribution receivable pursuant to the ECSA.

     The contractual amount payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing variances was $28 million for the three months ended March 31, 2002. This amount is generally received in the month following the month the related revenue is recognized and is recorded as a reduction in the capital contribution receivable pursuant to the ECSA when received. During the three months ended March 31, 2002, the Company received $20 million under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $124 million at March 31, 2002, of which $12 million represents amounts received subsequent to March 31, 2002 related to the revenue recognized prior to that date and $112 million relates to the favorable pricing variance over the remaining nine months of 2002.

     The favorable pricing variance accounted for as a capital contribution receivable is not adjusted for subsequent changes in energy prices. As a result, amounts recognized as revenue under the ECSA do not necessarily reflect market prices at the time the energy is delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA exceeded the amounts based on current market prices by approximately $97 million for the three months ended March 31, 2002.

     On November 15, 2002, Mirant Americas Energy Marketing elected to keep its committed capacity at 100% of the output of the Company's facilities for 2003. This election will result in an adjustment of approximately $120 million to members' equity and an offsetting capital contribution receivable pursuant to the ECSA in the fourth quarter of 2002. However, the reclassification of the capital contribution received pursuant to the ECSA (Note
A) will reduce the Company's fixed charge coverage ratios calculated for the purpose of determining its ability to make dividend payments. Because the Company's ability to pay dividends could be restricted by this change, Mirant Americas Energy Marketing may not exercise its option to renew the ECSA for future periods. To the extent that the option to renew the ECSA is not exercised, the Company would likely sell its energy at market prices in the PJM. Over the term of the ECSA, PJM market prices have tended to be lower than the prices received from Mirant Americas Energy Marketing under the ECSA.

Notes Payable to and Notes Receivable from Affiliates

     In January 2002, through the forgiveness of debt, Mirant Americas Generation made a capital contribution of $130 million to us. The related credit facility was concurrently terminated and is no longer available to us. There was no accrued interest due as of March 31, 2002.

     Mirant Peaker and Mirant Potomac River borrowed funds from the Company in order to finance their respective acquisitions of generation assets. At both March 31, 2002 and December 31, 2001, notes receivable from these two affiliates consisted of the following (in millions):

BORROWER                      PRINCIPAL    INTEREST RATE    MATURITY
--------                      ---------    -------------    --------
Mirant Potomac River........    $ 152           10%        12/30/2028
Mirant Peaker...............    $  71           10%        12/30/2028

     Mirant Potomac River and Mirant Peaker have a capital contribution agreement with Mirant in which they make quarterly distributions to Mirant of all cash available after taking into consideration projected cash requirements, including mandatory debt service, prepayments permitted under the terms of the notes payable and maintenance reserves.

     Under the capital contribution agreement, the owner lessors, the holders of the lessor notes, and the indenture trustee of Mirant Mid-Atlantic's lease arrangements (Note F) have the ability to enforce the payment terms of the notes receivable.

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

     We had a cash management agreement with Mirant, whereby any excess cash, including capital contributions, was transferred to Mirant pursuant to a note agreement which was payable upon demand. Similarly, Mirant advanced funds to us for working capital purposes. Effective October 21, 2002, the Company discontinued its involvement in Mirant's cash management program and commenced the operation of bank deposit and money market accounts in the Company's own name. As of October 21, 2002, the net principal balance outstanding under the cash management program of $83 million was received by the Company from Mirant.

LITIGATION AND OTHER CONTINGENCIES

     Reference is made to Note F to the financial statements filed as part of this quarterly report on Form 10-Q/A relating to the following litigation matters and other contingencies:

Litigation:

o    Asbestos Cases

o    Environmental Information Requests

Other Contingencies:

      None

     Additionally, for recent events occurring after March 31, 2002 reference is made to Note F to the financial statements filed as part of this quarterly report on Form 10-Q/A.

     In addition to the proceedings described above, we experience routine litigation from time to time in the normal course of our business, which is not expected to have a material adverse effect on our consolidated financial condition, cash flows or results of operations.

CRITICAL ACCOUNTING ESTIMATES

     The accounting policies described in the Company's Form 10-K and below are viewed by management as "critical" because their correct application requires the use of material estimates and because they have a material impact on its financial results and position. To aid in the Company's application of these critical accounting policies, management invests substantial human and financial capital in the development and maintenance of models and other forecasting tools and operates a robust environment of internal controls surrounding these areas in particular. These tools, in part, facilitate the measurement of less liquid financial instruments accounted for at fair value and ensure that such measurements are applied consistently across periods.

     Additionally, in 2002, the Company adopted SFAS Nos. 141, 142 and 144. These new pronouncements, among other things, change the accounting model for impairing the balance sheet value of assets held for use and held for sale, as well as the book value of goodwill and other intangible assets. The overall conditions affecting the Company and its sector, may materially impact the carrying values of its property plant and equipment, its construction work in progress, its goodwill and its other intangible assets.

     As discussed above, the Company adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires a two-step impairment analysis process. The first step of the test compares the estimated fair value of a reporting unit to its net book value to determine if there is potential goodwill impairment. If no impairment is indicated in step one the test is complete. If the net book value of the reporting unit exceeds the fair value in step one, the second step of the impairment test is required. Step two measures the amount of the impairment charge by comparing the estimated fair value of the reporting unit goodwill to its book value. The excess of the book value of goodwill to its estimated fair value is recognized as an impairment charge. Subsequent to March 31, 2002, there may be an impairment of goodwill at Mirant Mid-Atlantic as a result of the overall conditions impacting the energy sector. The Company cannot currently estimate the potential goodwill impairment charge, if any, until completion of its assessment of the book values of long-lived assets, estimated future cash flows associated with such assets as well as the completion of the 2003 planning process. The Company expects to complete its analysis prior to reporting its 2002 results. As of March 31, 2002, Mirant Mid-Atlantic's goodwill was $1.23 billion.

AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES

     The Board of Managers of Mirant Mid-Atlantic's sole member, Mirant Americas Generation, is responsible for approving all audit and audit related services performed by its independent auditor, KPMG, for Mirant Mid-Atlantic and its subsidiaries. In addition, the Board has delegated to its Chair the ability to pre-approve other non-audit services by KPMG.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     We engage in commodity-related marketing and price risk management activities, through Mirant Americas Energy Marketing, in order to hedge market risk and exposure to electricity generated and to oil, natural gas, and coal utilized by our generation assets. These financial instruments primarily include fixed rate power purchase agreements, fixed price coal contracts, forwards, futures and swaps. With the adoption of SFAS No. 133 on January 1, 2001, derivative instruments that do not meet the normal sales and purchases exemption, are recorded in the unaudited condensed consolidated balance sheet as either assets or liabilities measured at fair value, and changes in the fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. If the criteria for hedge accounting are met, changes in the fair value are recognized in OCI until such time as the underlying physical transaction is settled and the gains and losses related to these derivatives are recognized in earnings. Contractual commitments expose us to both market risk and credit risk.

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

     For those derivative instruments in which hedge criteria are not met, we employ a systematic approach to the evaluation and management of risk associated with these commodity contracts, including VaR. VaR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and over a specified holding period. We use a 95% confidence interval and holding periods that vary by commodity and tenor to evaluate our VaR exposure. Based on a 95% confidence interval and employing a one-day holding period for all positions, our portfolio of positions had a VaR of $0.2 million at March 31, 2002. During the three months ended March 31, 2002, the actual daily change in fair value exceeded the corresponding daily VaR calculation four times, which falls near our 95% confidence interval. We also utilize additional risk control mechanisms such as commodity position limits and stress testing of the total portfolio and its components.

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

     We currently make substantially all of our sales to Mirant Americas Energy Marketing. As such, we are also subject to the risk of collection from Mirant Americas Energy Marketing of substantially all of our outstanding accounts receivable at any point in time.

ITEM 4. CONTROLS AND PROCEDURES

     Mirant's independent auditors assessed Mirant's internal controls of its North American energy marketing and risk management operations as part of the interim review for the second quarter. Mirant has received detailed process improvement recommendations during October 2002 from its independent auditors which address internal control deficiencies in existence at June 30, 2002, the most significant of which relate to Mirant's North American energy marketing and risk management operation systems and processes.

     Mirant's independent auditors have advised Mirant's Audit Committee that these internal control deficiencies constitute reportable conditions and, collectively, a material weakness as defined in Statement on Auditing Standards No. 60 ("SAS No. 60"). Mirant has assigned the highest priority to the short-term and long-term correction of these internal control deficiencies. Mirant has discussed its proposed actions with its Audit Committee and its independent auditors. There has been no indication that control deficiencies present in Mirant's North American energy marketing and risk management operations directly impact the Company or its financial statements; however, Mirant Americas Energy Marketing personnel prepare certain entries to the Company's accounts. Mirant has implemented corrective actions to mitigate the risk that these deficiencies could lead to material misstatements in Mirant's or the Company's current financial statements. In addition, the Company has performed additional procedures to enable the completion of the independent auditors' review of the Company's interim financial statements, despite the presence of control weaknesses at Mirant noted above.

     No significant changes have been made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. The Company continues to evaluate the effectiveness of its overall controls and procedures and will take such further actions as dictated by such continuing reviews.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     None.

(b)  Reports on Form 8-K.

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

     MIRANT MID-ATLANTIC, LLC



 By  /s/ Paul Lansdell
     ----------------------------------
     Paul Lansdell
     Vice President and Controller
     (Principal Accounting Officer)

Date: December 20, 2002

================================================================================

                                 CERTIFICATIONS

I, Richard J. Pershing, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Mirant Mid-Atlantic, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Date: December 20, 2002                          /s/ Richard J. Pershing
                                                 -------------------------------
                                                 Richard J. Pershing
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

--------------------------------------------------------------------------------


I, William Holden, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Mirant Mid-Atlantic, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Date: December 20, 2002                          /s/ J. William Holden, III
                                                 -------------------------------
                                                 J. William Holden, III
                                                 Vice President, Finance
                                                 (Principal Financial Officer)