Form 10-Q
period 2002-06-30
MIRANT MID ATLANTIC LLC
filed 2002-12-23
CIK 1138258

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2002
                                       OR
              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM _____TO_____

                            MIRANT MID-ATLANTIC, LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Delaware                                                            58-2574140
----------------------------------- ------------------------------------------------------------------
 (State or other Jurisdiction of                                      (I.R.S. Employer Identification
  Incorporation or Organization)                                                    No.)

      1155 Perimeter Center West, Suite 100, Atlanta, Georgia                      30338
------------------------------------------------------------------------------------------------------
              (Address of Principal Executive Offices)                           (Zip Code)


                                                 (678) 579-5000
------------------------------------------------------------------------------------------------------
                                (Registrant's Telephone Number, Including Area Code)


                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X_

     Registrant meets the conditions set forth in General Instruction H of Form 10-Q and is therefore filing this Form with the permitted reduced disclosure format.

                                   ----------

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

                                      INDEX

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                                                                                      Page
                                                                                                    Number
                                                                                                    ------
DEFINITIONS                                                                                              1
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION                                               2

                               PART I - FINANCIAL INFORMATION
Item 1. Interim Financial Statements (Unaudited):
        Condensed Consolidated Statements of Income                                                      3
        Condensed Consolidated Balance Sheets                                                            4
        Condensed Consolidated Statement of Members' Equity                                              6
        Condensed Consolidated Statements of Cash Flows                                                  7
        Notes to the Condensed Consolidated Financial Statements                                         8
        Independent Accountants' Review Report                                                          21
Item 2. Management's Discussion and Analysis of Results of Operations and Financial
Condition                                                                                               22

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                      36

Item 4. Controls and Procedures                                                                         38
                                PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                                     Inapplicable
Item 2. Changes in Securities and Use of Proceeds                                             Inapplicable
Item 3. Defaults Upon Senior Securities                                                       Inapplicable
Item 4. Submission of Matters to a Vote of Security Holders                                   Inapplicable
Item 5. Other Information                                                                     Inapplicable
Item 6. Exhibits and Reports on Form 8-K                                                                38
        Signatures
        Certifications


                                   DEFINITIONS

TERM                                                       MEANING
----                                                       -------
Clean Air Act                                              Clean Air Act Amendments of 1990
ECSA                                                       Energy and Capacity Sales Agreement between Mirant
                                                              Americas Energy Marketing and Mirant Mid-Atlantic
EITF                                                       Emerging Issues Task Force
EPA                                                        U. S. Environmental Protection Agency
FASB                                                       Financial Accounting Standards Board
LIBOR                                                      London Interbank Offering Rate
Mirant                                                     Mirant Corporation and its subsidiaries
Mirant Americas                                            Mirant Americas, Inc.
Mirant Americas Energy Marketing                           Mirant Americas Energy Marketing, L. P.
Mirant Americas Generation                                 Mirant Americas Generation, LLC
Mirant Chalk Point                                         Mirant Chalk Point, LLC
Mirant D.C. O&M                                            Mirant D.C. O&M, LLC
Mirant MD Ash Management                                   Mirant MD Ash Management, LLC
                                                           Mirant Mid-Atlantic, LLC and its
Mirant Mid-Atlantic or the Company                         subsidiaries
Mirant Peaker                                              Mirant Peaker, LLC
Mirant Piney Point                                         Mirant Piney Point, LLC
Mirant Potomac River                                       Mirant Potomac River, LLC
Mirant Services                                            Mirant Services, LLC
OCI                                                        Other comprehensive income
PEPCO                                                      Potomac Electric Power Company
PJM                                                        PJM Interconnection Market
SEC                                                        Securities and Exchange Commission
SFAS                                                       Statement of Financial Accounting Standards

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

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

     - legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry;

     - the extent and timing of the entry of additional competition in the markets of the Company and its affiliates;

     - our pursuit of potential business strategies, including acquisitions or dispositions of assets or internal restructuring;

     - political, legal and economic conditions and developments and state, federal and other rate regulations in the United States;

     - changes in or application of environmental and other laws and regulations to which we and subsidiaries and affiliates are subject;

     - financial market conditions and the results of our or our affiliates financing efforts;

     - changes in market conditions, including developments in energy and commodity supply, volume and pricing and interest rates;

     -    weather and other natural phenomena;

     - the direct or indirect effects on our business, including the availability of insurance, resulting from the terrorist actions on September 11, 2001 or any other terrorist actions or responses to such actions, including, but not limited to, acts of war;

     - the direct or indirect effects on our business of a further lowering of the credit rating of the pass through certificates or the credit ratings of Mirant Americas Generation, Mirant Americas Energy Marketing and Mirant Corporation (or actions we may take in response to changing credit ratings criteria), including, refusal by current or potential counterparties to enter into transactions with us, Mirant Americas Generation, Mirant Americas Energy Marketing and Mirant and our respective inability to obtain credit or capital in desired amounts or on terms favorable to us;

     - the direct or indirect effects of the accounting issues discussed in Note A in the notes to the unaudited condensed consolidated financial statements included in this Form 10-Q and any additional issues arising from the weakness identified by the internal control and procedures review of Mirant Corporation discussed in Item 4 of this Form 10-Q;

     - the direct or indirect ramifications of the results of the reaudits of the 2000 and 2001 financial statements of Mirant Corporation, Mirant Americas Generation and the Company and any restatements that may be required as a result of these reaudits including potential effects on our or our affiliates financing arrangements and possible future refinancing efforts;

     - the direct or indirect effects on our business of our failure to timely file our Form 10-Q for the quarters ended June 30, 2002 and September 30, 2002;

     - the direct or indirect effects of the change in the way the Company calculates its fixed charge coverage ratios discussed in Item 2 of this form 10-Q; and

     - other factors discussed in this Form 10-Q and in our reports filed from time to time with the SEC (including our Form 10-K filed March 28, 2002 and our Form 10-Q filed on May 13, 2002, as amended by our Form 10-Q/A filed on December 20, 2002).

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
                                  (IN MILLIONS)

                                                                 FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                                                     ENDED JUNE 30,                ENDED JUNE 30,
                                                                   2002           2001           2002          2001
                                                                ------------------------      ------------------------

OPERATING REVENUES:
Affiliates (Notes A and E)                                         $212           $261           $407           $543
Other                                                                 5              2              9              8
                                                                   ----          -----          -----          -----
Total operating revenues                                            217            263            416            551
                                                                   ----          -----          -----          -----

COST OF FUEL, ELECTRICITY AND OTHER PRODUCTS:
Affiliates (Note E)                                                 102            169            167            309
Other                                                                 1              1              1              1
                                                                   ----          -----          -----          -----
Total cost of fuel, electricity and other products                  103            170            168            310
                                                                   ----          -----          -----          -----
GROSS MARGIN                                                        114             93            248            241
                                                                   ----          -----          -----          -----
OTHER OPERATING EXPENSES:
Maintenance                                                           4              7             13             12
Generation facilities lease (Note F)                                 24             24             48             48
Depreciation and amortization                                        12             19             25             37
Selling, general and administrative - affiliates (Note E)            11              8             21             18
Selling, general and administrative - other                           4              5              7             11
Taxes other than income taxes                                         8              6             17             13
Restructuring charges (Note E)                                        3             --              3             --
Other - affiliates                                                   10             10             20             21
Other                                                                 3              5              5              7
                                                                   ----          -----          -----          -----
Total other operating expenses                                       79             84            159            167
                                                                   ----          -----          -----          -----
OPERATING INCOME                                                     35              9             89             74
                                                                   ----          -----          -----          -----
OTHER INCOME (EXPENSE), NET:
Interest income - affiliates                                          8              8             14             13
Interest income - other                                              --             --             --              1
Interest expense - affiliates                                        (1)            (2)            (1)            (5)
                                                                   ----          -----          -----          -----
Total other income, net                                               7              6             13              9
                                                                   ----          -----          -----          -----
NET INCOME                                                          $42            $15           $102            $83
                                                                   ====          =====          =====          =====




         The accompanying notes are an integral part of these condensed consolidated statements.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)
                                  (IN MILLIONS)


                                                                           AT JUNE 30,       At December 31,
ASSETS:                                                                        2002                2001
                                                                           -----------      ----------------
CURRENT ASSETS:
Receivables:
    Customer accounts                                                         $     7             $    10
    Affiliates                                                                     51                  59
    Interest from affiliates                                                        1                  --
Notes receivable from affiliate (Note E)                                          180                  29
Assets from risk management activities (Note D)                                    --                   2
Derivative hedging instruments (Notes C and D)                                      4                   1
Fuel stock                                                                         50                  71
Materials and supplies                                                             31                  33
Prepaid rent                                                                       83                 131
Other prepaids                                                                      2                  21
                                                                              -------             -------
        Total current assets                                                      409                 357
                                                                              -------             -------

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment                                                   1,073               1,046
Less accumulated provision for depreciation                                       (58)                (39)
                                                                              -------             -------
                                                                                1,015               1,007
Construction work in progress                                                      20                  20
                                                                              -------             -------
        Total property, plant and equipment, net                                1,035               1,027
                                                                              -------             -------

NONCURRENT ASSETS:
Notes receivable from affiliates (Note E)                                         223                 223
Assets from risk management activities (Note D)                                     4                   3
Derivative hedging instruments (Notes C and D)                                      7                  --
Goodwill, net of accumulated amortization of $35 and $34 for
           2002 and 2001, respectively (Notes A and B)                          1,229               1,169
Other intangible assets, net of accumulated amortization of $8 and
           $4 for 2002 and 2001, respectively (Notes A and B)                     181                 280
                                                                              -------             -------
        Total noncurrent assets                                                 1,644               1,675
                                                                              -------             -------
        TOTAL ASSETS                                                          $ 3,088             $ 3,059
                                                                              =======             =======





         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)
                                  (IN MILLIONS)


LIABILITIES AND MEMBERS' EQUITY:                                                    AT JUNE 30,      At December 31,
                                                                                       2002               2001
                                                                                  --------------     -------------
CURRENT LIABILITIES:
Accounts payable and accrued liabilities                                            $    28             $    41
Payables to affiliates                                                                   23                  24
Liabilities from risk management activities (Note D)                                      2                   5
Derivative hedging instruments (Notes C and D)                                            2                   1
Note payable to affiliate (Note E)                                                       18                 130
                                                                                    -------             -------
        Total current liabilities                                                        73                 201
                                                                                    -------             -------

NONCURRENT LIABILITIES:
Liabilities from risk management activities (Note D)                                     --                   2
Derivative hedging instruments (Notes C and D)                                           --                   2
Other long term liabilities                                                               5                   5
                                                                                    -------             -------
        Total noncurrent liabilities                                                      5                   9
                                                                                    -------             -------

COMMITMENTS AND CONTINGENT MATTERS (NOTE F)

MEMBERS' EQUITY:
Members' interest                                                                     3,072               2,902
Capital contribution receivable from affiliate pursuant to ECSA (Note E)                (91)                (91)
Accumulated other comprehensive income (loss) (Note C)                                    9                  (2)
Retained earnings                                                                        20                  40
                                                                                    -------             -------
        Total members' equity                                                         3,010               2,849
                                                                                    -------             -------

        TOTAL LIABILITIES AND MEMBERS' EQUITY                                       $ 3,088             $ 3,059
                                                                                    =======             =======






         The accompanying notes are an integral part of these condensed consolidated balance sheets.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENT OF MEMBERS' EQUITY (UNAUDITED)
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)
                                  (IN MILLIONS)

                                                                 CAPITAL                      ACCUMULATED
                                                              CONTRIBUTION                       OTHER
                                                   MEMBERS'    RECEIVABLE       RETAINED     COMPREHENSIVE   COMPREHENSIVE
                                                   INTEREST  FROM AFFILIATE     EARNINGS     INCOME (LOSS)       INCOME
                                                ------------ --------------    ----------    -------------   --------------
BALANCE, DECEMBER 31, 2001                      $ 2,902         $   (91)        $    40         $    (2)
  Net income                                         --              --             102              --         $   102
  Other comprehensive income (Note C)                --              --              --              11              11
                                                                                                                -------
  Comprehensive income                                                                                          $   113
                                                                                                                =======
  Dividends                                          --              --            (122)             --
  Push down of tax effects of the
     implementation of SFAS No. 142                 (37)             --              --              --
  Capital contributions - cash                       24              --              --              --
  Capital contributions - noncash                   183             (53)             --              --
  Capital contribution received pursuant
      to ECSA (Note E)                               --              53              --              --
                                                                -------         -------         -------
BALANCE, JUNE 30, 2002                          $ 3,072         $   (91)        $    20         $     9
                                                =======         =======         =======         =======








              The accompanying notes are an integral part of these
                       condensed consolidated statements.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)
                                  (IN MILLIONS)


                                                                               FOR THE SIX MONTHS
                                                                                 ENDED JUNE 30,
                                                                            ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                          2002         2001
                                                                            ------------------------
Net income                                                                    $ 102         $  83
                                                                              -----         -----
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                25            37
    Risk management activities, net                                              (5)            1
    Changes in certain assets and liabilities
        Customer accounts receivables                                             3            (1)
        Affiliate receivables                                                     7           (19)
        Prepaid rent                                                             48            32
        Fuel stock                                                               21           (44)
        Other current assets                                                     19            12
        Accounts payable and accrued liabilities                                (14)           10
        Payables to affiliate                                                    (1)           32
        Other current liabilities                                                --            16
                                                                              -----         -----
           Total adjustments                                                    103            76
                                                                              -----         -----
           Net cash provided by operating activities                            205           159
                                                                              -----         -----
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                            (27)          (32)
Asset acquisition costs                                                          --            (1)
Notes receivable from affiliates, net                                          (151)           --
                                                                              -----         -----
           Net cash used in investing activities                               (178)          (33)
                                                                              -----         -----
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions                                                            24            15
Payment of dividends                                                           (122)          (46)
Capital contribution received from affiliate pursuant to ECSA (Note E)           53            --
Notes payable to affiliates, net                                                 18            55
                                                                              -----         -----
           Net cash (used in) provided by financing activities                  (27)           24
                                                                              -----         -----
NET INCREASE IN CASH AND CASH EQUIVALENTS                                        --           150
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   --            22
                                                                              -----         -----
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  --         $ 172
                                                                              =====         =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized                            $  --         $   4
                                                                              =====         =====
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital contribution from forgiveness of note payable
   to affiliate                                                               $ 130         $  --
                                                                              =====         =====
Capital contribution receivable from affiliate pursuant to ECSA               $  53         $  --
                                                                              =====         =====






         The accompanying notes are an integral part of these condensed consolidated statements.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
       NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

A.      ACCOUNTING AND REPORTING POLICIES

        GENERAL. Mirant Mid-Atlantic, a Delaware limited liability company, was formed on July 12, 2000 in conjunction with Mirant's planned acquisition of generating assets and other related assets from Potomac Electric Power Company. At June 30, 2002, Mirant Mid-Atlantic was an indirect wholly owned subsidiary of Mirant Americas Generation, an indirect wholly owned subsidiary of Mirant Corporation ("Mirant"). Effective October 1, 2002, Mirant Mid-Atlantic is a direct wholly owned subsidiary of Mirant Americas Generation. Substantially all of the Company's revenues are earned from Mirant Americas Energy Marketing.

    The Company is primarily engaged in the operation of merchant power generation facilities in Maryland and the District of Columbia. The Company's accompanying unaudited condensed consolidated financial statements include its wholly owned subsidiaries as follows:

      -   Mirant Chalk Point;
      -   Mirant D.C. O & M;
      -   Mirant Piney Point; and
      -   Mirant MD Ash Management.

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

     A summary comparison of the previously reported and restated first quarter 2002 unaudited condensed consolidated statement of income follows (in millions):

                                               THREE MONTHS ENDED   THREE MONTHS ENDED
                                               MARCH 31, 2002, AS     MARCH 31, 2002,
                                               PREVIOUSLY REPORTED      AS RESTATED
                                               ----------------------------------------
    Operating revenues.....................            $210                 $199
    Cost of fuel, electricity and other
      products.............................              65                   65
                                                       ----                 ----
    Gross margin...........................             145                  134
    Other..................................             (74)                 (74)
                                                       ----                 ----
    Net income.............................            $ 71                 $ 60
                                                       ====                 ====

    A summary comparison of the previously reported and restated first quarter 2002 unaudited condensed consolidated statement of cash flows follows (in millions):

                                               THREE MONTHS ENDED   THREE MONTHS ENDED
                                                MARCH 31, 2002 AS    MARCH 31, 2002 AS
                                               PREVIOUSLY REPORTED       RESTATED
                                               -------------------- --------------------
    Cash flows from operating activities...            $116                  $96
    Cash flows from investing activities...             (99)                 (99)
    Cash flows from financing activities...             (17)                   3
                                                       -----               -----
    Net change in cash and cash equivalents           $   0                 $  0
                                                      =====                 ====


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

     Management believes that the accompanying unaudited condensed consolidated financial statements as of June 30, 2002 and 2001 and for the three and six months then ended reflect adjustments, consisting of normal recurring items, necessary for a fair presentation of results for those interim periods presented.

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

     As a result of the adoption of SFAS No. 142, Mirant Mid-Atlantic discontinued amortization of goodwill effective January 1, 2002. During the three months ended March 31, 2002, Mirant Mid-Atlantic completed the transitional impairment test required by SFAS No. 142 and did not record any impairments of goodwill. Net income for the three and six months ended June 30, 2001 has been adjusted below to exclude amortization related to goodwill and trading rights recognized in business combinations for the period (in millions).

                                                               THREE
                                                               MONTHS
                                                               ENDED          SIX MONTHS
                                                              JUNE 30,           ENDED
                                                                2001         JUNE 30, 2001
                                                            ------------------------------
           Net income as reported......................         $ 15             $  83
           Effect of goodwill and trading rights
           amortization................................            9                18
                                                                ----             -----
           Net income as adjusted......................         $ 24             $ 101
                                                                ====             =====

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

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities " ("SFAS No. 146"). SFAS No. 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Mirant Mid-Atlantic will adopt SFAS No. 146 on January 1, 2003 and does not believe that it will have a material impact on its financial statements.

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

     CONCENTRATION OF REVENUES AND CREDIT RISK. Revenues earned from Mirant Americas Energy Marketing approximated 95% and 96% of the Company's total operating revenues for the three and six months ended June 30, 2002, respectively, as compared to 99% and 98% for the same periods in 2001. As of June 30, 2002, Mirant Mid-Atlantic's exposure to Mirant Americas Energy Marketing, Mirant, Mirant Potomac River and Mirant Peaker was $142 million (including $91 million shown as a capital contribution receivable from affiliate pursuant to ECSA in the members' equity section of the accompanying unaudited condensed consolidated balance sheet), $180 million, $152 million and $71 million, respectively, each representing more than 10% of the Company's total credit exposure. The Mirant exposure is related to participation in Mirant's cash management program in which available cash is loaned to Mirant on a daily basis (Note E). Mirant Mid-Atlantic's total credit exposure is computed as total accounts and notes receivable, adjusted for risk management and derivative hedging activities, netted where appropriate.

B.   GOODWILL AND OTHER INTANGIBLE ASSETS

     During the six months ended June 30, 2002, no goodwill was acquired, impaired or written off. Subsequent to June 30, 2002, there may be an impairment of goodwill at Mirant Mid-Atlantic as a result of the overall conditions impacting the energy sector. The Company cannot currently estimate the potential goodwill impairment charge, if any, until completion of its assessment of the book values of long-lived assets, estimated future cash flows associated with such assets as well as the completion of the 2003 financial planning process. The Company expects to complete its analysis prior to reporting its 2002 results. As of June 30, 2002, Mirant Mid-Atlantic's goodwill was $1.23 billion.

     All of Mirant Mid-Atlantic's other intangible assets are subject to amortization. Other intangible assets are being amortized on a straight-line basis over the related useful lives, up to 40 years. Effective January 1, 2002, trading rights related to business combinations were reclassified to goodwill. The reclassification decreased other intangible assets by $92 million, net of accumulated amortization of $3 million. The trading rights represent the Company's ability to create additional cash flows by incorporating Mirant's trading organization activities with generation assets. In a deregulated marketing structure, trading rights are the ability to create value beyond that of the tangible assets through developing markets. Development rights represent the ability to expand capacity at certain acquired generation facilities. The existing infrastructure, including storage facilities, transmission interconnections, and fuel delivery systems, and contractual rights acquired by Mirant provide the opportunity to expand or repower generation facilities. This ability to repower or expand is at significant cost savings compared to greenfield construction. Other intangible asset amortization expense for the three and six months ended June 30, 2002 was $1 million and $7 million, respectively. The components of other intangible assets as of June 30, 2002 and December 31, 2001 were as follows (in millions):

                                         JUNE 30, 2002                DECEMBER 31, 2001
                                   --------------------------    -----------------------------
                                      GROSS                         GROSS
                                     CARRYING    ACCUMULATED       CARRYING     ACCUMULATED
                                      AMOUNT     AMORTIZATION       AMOUNT      AMORTIZATION
                                   ------------- ------------    ------------- ---------------
   Trading rights.............       $   --         $  --          $   95          $  (3)
   Development rights.........           46            (1)             46             (1)
   Emissions allowances.......          131            (6)            131             --
   Other intangibles..........           12            (1)             12             --
                                     ------         ------         ------          -----
      Total other intangible
   assets.....................        $ 189        $   (8)          $ 284          $ (4)
                                      =====        =======          =====          =====

     Assuming no future acquisitions, dispositions or impairments of the intangible assets, amortization expense is estimated to be $10 million for the year ended December 31, 2002 and $6 million for each of the following four years.

C.  COMPREHENSIVE INCOME

     Comprehensive income includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges. The following table sets forth the comprehensive income for the three and six months ended June 30, 2002 and 2001 (in millions):

                                     THREE MONTHS ENDED     SIX MONTHS ENDED
                                          JUNE 30,               JUNE 30,
                                     ------------------    ------------------
                                       2002      2001          2002     2001
                                     -------   --------    --------  --------
   Net income..................        $ 42     $ 15         $ 102     $ 83
   Other comprehensive income.            6       12            11       14
                                       ----     ----         -----     ----
   Comprehensive income.......         $ 48     $ 27         $ 113     $ 97
                                       ====     ====         =====     ====

     Components of accumulated other comprehensive income (loss) consisted of the following (in millions):

       BALANCE, DECEMBER 31, 2001.........................       $   (2)
       Other comprehensive income for the period:
         Change in fair value of derivative hedging
           instruments....................................            2
         Reclassification to earnings.....................            9
                                                                 ------
       Other comprehensive income.........................           11
                                                                 ------
       BALANCE, JUNE 30, 2002.............................       $    9
                                                                 ======

     Mirant Mid-Atlantic estimates that approximately $2 million of net derivative gains included in accumulated other comprehensive income as of June 30, 2002 will be reclassified into earnings or otherwise settled within the next twelve months as certain transactions relating to commodity contracts are realized.


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

     Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. During the three and six months ended June 30, 2002, $12 million and $9 million of derivative losses were reclassified to operating income. The derivative gains and losses reclassified to earnings were partly offset by realized gains and losses arising from the settlement of the underlying physical transactions being hedged. Under SFAS No. 133, transactions may meet the requirements for hedge treatment, but may be less than 100% effective. For example, a derivative instrument specifying one commodity delivery location may be used to hedge a risk at a different commodity delivery location. The price differential between the two locations is considered the ineffective portion of the hedge. Any changes in the fair value of the ineffective portion must be recorded currently in earnings. During the three and six months ended June 30, 2002, gains or losses arising from hedge ineffectiveness were immaterial. At June 30, 2002, the maximum term over which the Company is hedging exposures to the variability of cash flows is through 2007.

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

     At June 30, 2002, Mirant Mid-Atlantic had a net commodity derivative hedging asset of approximately $9 million. The fair value of the Company's commodity derivative hedging instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

     At June 30, 2002, these contracts related to periods through 2007. The net notional amount, or net long position, of the commodity derivative hedging instruments for natural gas and residual fuel at June 30, 2002 was approximately
1.7 million equivalent megawatt-hours. Following is a summary of the units, equivalent megawatt-hours and duration by commodity. These notional amounts are indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

                                                            EQUIVALENT      AVERAGE
                                 NOMINAL UNITS            MEGAWATT-HOURS    DURATION
                                  LONG (SHORT)             LONG (SHORT)      (YEARS)
                                  ------------             ------------      -------
  Natural gas...............    10 million mmbtu            1 million          1.74
  Crude oil.................   (150) thousand barrels     (0.06) million        .22
  Residual fuel.............   1 million barrels            0.8 million        1.57

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

    At June 30, 2002, these contracts related to periods through 2004. The net notional amount, or net long position, of the risk management assets and liabilities at June 30, 2002 was approximately 0.3 million equivalent megawatt-hours. Following is a summary of the units, equivalent megawatt-hours and duration by commodity. These notional amounts are indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

                                                      EQUIVALENT      AVERAGE
                                NOMINAL UNITS       MEGAWATT-HOURS   DURATION
                                  LONG (SHORT)       LONG (SHORT)     (YEARS)
                                  ------------       -----------      -------
  Crude oil.................  0.4 million barrels    0.2 million        1.28
  Residual fuel.............  0.2 million barrels    0.1 million        1.28

    The fair values of the assets and liabilities from risk management activities recorded on the unaudited condensed consolidated balance sheet as of June 30, 2002 are included in the following table (in millions).

                                      RISK MANAGEMENT
                                  ----------------------
                                    ASSETS   LIABILITIES
                                  --------- ------------
   Energy commodity instruments:
   Crude oil..................       $  2      $  1
   Natural gas................          2         1
                                    -----     -----
      Total...................       $  4      $  2
                                     ====      ====

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

    The contractual amounts payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing variances were $33 million and $61 million for the three and six months ended June 30, 2002, respectively. These amounts are generally received in the month following the month the related revenue is recognized and are recorded as a reduction in the capital contribution receivable pursuant to the ECSA when received. During the six months ended June 30, 2002, the Company received $53 million under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $91 million at June 30, 2002, of which $12 million represents amounts received subsequent to June 30, 2002 related to the revenue recognized prior to that date and $79 million relates to the favorable pricing variance over the remaining six months of 2002.

    The favorable pricing variance accounted for as a capital contribution receivable is not adjusted for subsequent changes in energy prices. As a result, amounts recognized as revenue under the ECSA do not necessarily reflect market prices at the time the energy is delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA exceeded the amounts based on current market prices by approximately $60 million and $157 million for the three and six months ended June 30, 2002, respectively.

     On November 15, 2002, Mirant Americas Energy Marketing elected to keep its committed capacity at 100% of the output of the Company's facilities for 2003. The aggregate value to the Company and its affiliates relating to the favorable price variance from this election was approximately $170 million. The amount allocated specifically to Mirant-MidAtlantic's owned or leased facilities was approximately $120 million. Accordingly, an adjustment of approximately $120 million to members' equity and an offsetting capital contribution receivable pursuant to the ECSA will be recorded in the fourth quarter of 2002.

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

                                                      FOR THE THREE               FOR THE SIX
                                                   MONTHS ENDED JUNE 30,      MONTHS ENDED JUNE 30,
                                                   ---------------------    -----------------------
                                                      2002     2001             2002      2001
                                                      ----     ----             ----      ----
  Management, personnel and services agreement...     $  7       $ 6             $ 15     $ 15
  Services agreements............................        1         2                3        3
  Administration arrangement.....................        3         -                3        -
                                                      ----       ---             ----     ----
     Total selling, general and administrative
  expenses - affiliates..........................     $ 11       $ 8             $ 21     $ 18
                                                      ====       ===             ====     ====

Management, Personnel and Services Agreement with Mirant Services

     Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services' direct costs of providing such services.

    The total costs incurred under the agreement for the three and six months ended June 30, 2002 and 2001 have been included in the accompanying unaudited condensed consolidated statements of income as follows (in millions):

                                                    FOR THE THREE             FOR THE SIX
                                                  MONTHS ENDED JUNE 30,   MONTHS ENDED JUNE 30,
                                                  ---------------------   ---------------------
                                                    2002       2001         2002        2001
                                                    ----       ----         ----        ----
    Selling, general and administrative expense     $  7        $  6         $ 15       $ 15
    Other operating expense....................       10          10           20         21
                                                    ----        ----         ----       ----
       Total costs under the Management,
        Personnel and Services Agreement......      $ 17        $ 16         $ 35       $ 36
                                                    ====        ====         ====       ====

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

    During the three and six months ended June 30, 2002, the Company incurred approximately $1 million and $3 million, respectively, in costs under the power sales, fuel supply and services agreements it has with Mirant Americas Energy Marketing as compared to $2 million and $3 million, respectively, for the same periods in 2001. These costs are included in selling, general and administrative expenses - affiliates in the accompanying unaudited condensed consolidated statements of income.

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

Administration Arrangement with Mirant Services

     Beginning in May 2002, Mirant Services implemented a fixed administration charge to various subsidiaries of Mirant, including Mirant Mid-Atlantic, which serves to reimburse Mirant Services for various indirect administrative services performed on the subsidiaries' behalf, including, but not limited to, information technology services, regulatory support, consulting, legal and accounting and financial services. The fixed charge is approximately $1.4 million per month and the initial term of the agreement expires on December 31, 2002. For the three and six months ended June 30, 2002, the Company incurred approximately $3 million in costs under this arrangement which are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of income. Prior to May 2002, similar administrative services were charged by Mirant Services to the Company based on incremental costs directly attributable to the Company.

NOTES PAYABLE TO AND NOTES RECEIVABLE FROM AFFILIATES

       In January 2002, through the forgiveness of debt, Mirant Americas Generation made a capital contribution of $130 million to Mirant Mid-Atlantic. The related credit facility was concurrently terminated and is no longer available to Mirant Mid-Atlantic.

    Mirant Peaker and Mirant Potomac River borrowed funds from the Company in order to finance their respective acquisitions of generation assets. At both June 30, 2002 and December 31, 2001, notes receivable from these two affiliates consisted of the following (in millions):

                                                INTEREST
    BORROWER                       PRINCIPAL      RATE     MATURITY
    --------                       ---------    -------    ---------
    Mirant Potomac River..........   $ 152         10%    12/30/2028
    Mirant Peaker.................    $ 71         10%    12/30/2028

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

    Principal is due on maturity with interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12%. Mirant Potomac River and Mirant Peaker may prepay up to $5 million and $3 million per year, respectively. Interest earned from Mirant Potomac and Mirant Peaker was $6 million for both the three months ended June 30, 2002 and 2001 and $11 million for both the six months ended June 30, 2002 and 2001.

     As of June 30, 2002, Mirant Mid-Atlantic had a cash management agreement with Mirant, whereby any excess cash, including capital contributions, was transferred to Mirant pursuant to a note agreement which was payable upon demand. Similarly, Mirant advanced funds to Mirant Mid-Atlantic for working capital purposes. At June 30, 2002, the Company and its subsidiaries had made net advances to Mirant under the cash management agreement totaling $162 million (consisting of $180 million in advances to Mirant recorded as a notes receivable from affiliates on the unaudited condensed consolidated balance sheet and $18 million in advances from Mirant recorded as a notes payable to affiliates on the unaudited condensed consolidated balance sheet). These advances were due on demand. Effective February 1, 2002, the interest rate payable on the advances was changed to LIBOR plus 180 basis points from an interest rate based on the actual return obtained by Mirant on its short-term investments. The repayment by Mirant of any advances was subordinate to the repayment of the senior obligations of Mirant.

    Effective October 21, 2002, the Company discontinued its involvement in Mirant's cash management program and commenced the operation of bank deposit and money market accounts in the Company's own name. As of October 21, 2002, the net principal balance outstanding under the cash management program of $83 million was received by the Company from Mirant.

CAPITAL CONTRIBUTION AGREEMENT

     Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker, both of which are direct wholly owned subsidiaries of Mirant, make distributions to Mirant at least once per quarter, if funds are available. Distributions are equal to all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to the Company. Total capital contributions received by the Company under this agreement totaled $24 million for the six months ended June 30, 2002, as compared to $15 million for the same period in 2001.

MIRANT RESTRUCTURING

     As a result of changing market conditions including constrained access to capital markets attributable primarily to the Enron bankruptcy and Moody's December 2001 downgrade of Mirant's credit rating, Mirant adopted a plan to restructure its operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. As of June 30, 2002, Mirant Services had terminated 23 employees at Mirant Mid-Atlantic locations and an additional 64 employees have been terminated as of November 1, 2002. Severance costs of $3 million were expensed during the three and six months ended June 30, 2002 and are reflected in "Restructuring charges" in the accompanying unaudited condensed consolidated statements of income. The severance costs and other employee termination-related charges associated with the restructuring at Mirant Mid-Atlantic locations were paid by Mirant Services and billed to Mirant Mid-Atlantic.

F.   COMMITMENTS AND CONTINGENT MATTERS

OPERATING LEASES

      On December 19, 2000, in conjunction with the purchase of the PEPCO assets, the Company entered into multiple sale-leaseback transactions totaling $1.5 billion relating to the Dickerson and the Morgantown baseload units and associated property. The terms of each lease vary between 28.5 and 33.75 years. The Company is accounting for these leases as operating leases. The Company's expenses associated with the commitments under the Dickerson and Morgantown operating leases totaled approximately $24 million for both the three months ended June 30, 2002 and 2001 and $48 million for both the six months ended June 30, 2002 and 2001, and are recorded as generation facilities lease expense in the accompanying unaudited condensed consolidated statements of income. As of June 30, 2002, the total notional minimum lease payments for the remaining life of the leases was approximately $2.9 billion. The lease agreements contain covenants that restrict the Company's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities.

     Mirant Mid-Atlantic is not permitted to make any dividend distributions unless, at the time of such distribution, each of the following conditions is satisfied:

     - Mirant Mid-Atlantic's fixed charge coverage ratio for the most recently ended four full fiscal quarters equals at least:

          (1) 1.7 to 1.0; or

          (2) 1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0 or 1.2 to 1.0 if, as of the
     last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade ratings criteria) covering, in the aggregate, at least 25%, 50%, 75% or 100%, respectively of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

     - the projected fixed charge coverage ratio (determined on a pro forma basis after giving effect to any such dividend) for each of the two following periods of four fiscal quarters commencing with the fiscal quarter in which the restricted payment is proposed to be made equals at least:

         (1) 1.7 to 1.0; or

         (2) 1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0 or 1.2 to 1.0, if, as of the
     last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade ratings criteria) covering, in the aggregate, at least 25%, 50%, 75% or 100%, respectively, of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

     - no significant lease default or event of default has occurred and is continuing.

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

    Upon an event of default by the Company, the lessors are entitled to a termination value payment as defined in the agreements which, in general, decreases over time. At June 30, 2002, the termination value was approximately $1.5 billion. Upon expiration of the original lease term, the termination value will be $300 million.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Members
Mirant Mid-Atlantic, LLC:

We have reviewed the accompanying condensed consolidated balance sheet of Mirant Mid-Atlantic, LLC (a wholly-owned indirect subsidiary of Mirant Corporation) and subsidiaries as of June 30, 2002, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2002, and the related statements of members' equity and cash flows for the six-month period ended June 30, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

The consolidated financial statements of the Company as of and for the year ended December 31, 2001, were not audited by us and, accordingly, we do not express an opinion or any form of assurance on the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001. Additionally, the condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2001, and the related statement of cash flows for the six-month period ended June 30, 2001, were not reviewed or audited by us and, accordingly, we do not express an opinion or any form of assurance on them.



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

RESTRUCTURING AND CHANGES IN SENIOR MANAGEMENT

     As a result of changing market conditions including constrained access to capital markets attributable primarily to the Enron bankruptcy and Moody's downgrade of Mirant's credit rating, Mirant adopted a plan to restructure its operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. As of June 30, 2002, Mirant Services has terminated 23 employees at our locations, and an additional 64 employees have been terminated as of November 1, 2002. The severance costs and other employee termination-related charges associated with the restructuring were paid by Mirant Services and billed to Mirant Mid-Atlantic. Severance costs of $3 million were expensed by us during the three and six months ended June 30, 2002.

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

    As a result of the identification of the initial accounting issues described in the July 30, 2002 press release, Mirant retained the law firm of King & Spalding , with the support of a nationally recognized accounting firm, to conduct an independent review and to report to Mirant's Audit Committee. King & Spalding has concluded that there was no fraudulent conduct on the part of any Mirant employee or officer related to the identified accounting issues.

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

    The statement of cash flows for the three and six months ended June 30, 2002 has also been restated to reflect amounts received under the ECSA attributable to the capital contribution receivable as a financing activity, rather than an operating activity.

    Errors were also identified that relate to the Company's financial statements for the three months ended June 30, 2002 which were publicly released but not filed with the SEC. For the three and six months ended June 30, 2002, revenue related to the Company's ECSA with Mirant Americas Energy Marketing was reduced by $12 million and $23 million, respectively with offsetting decreases in the capital contribution receivable pursuant to the ECSA and accounts receivable.

    In addition, for the three months ended June 30, 2002, the Company decreased net income by an additional $3 million for restructuring charges.

   A summary comparison of the previously filed and restated first quarter 2002 unaudited condensed consolidated statement of income, and the previously released unaudited condensed consolidated statements of income for the three and six month periods ended June 30, 2002 follows (in millions):

                            THREE MONTHS ENDED          THREE MONTHS ENDED         SIX MONTHS ENDED
                              MARCH 31, 2002              JUNE 30, 2002             JUNE 30, 2002
                       ----------------------------- ------------------------- -------------------------
                            AS                            AS                        AS
                        PREVIOUSLY                    PREVIOUSLY       AS       PREVIOUSLY      AS
                           FILED       AS RESTATED     RELEASED     REPORTED     RELEASED     REPORTED
                       -------------- -------------- ------------- ----------- ------------- -----------
 Operating revenues...     $210           $199           $229          $217       $ 439         $ 416

 Cost of fuel,               65
 electricity and
 other products.......                      65            103           103         168           168
 Gross margin.........      145            134            126           114         271           248
 Other................      (74)           (74)           (69)          (72)       (143)         (146)
                            ----           ----           ----          ----       -----         -----
 Net income...........     $ 71           $ 60          $  57          $ 42       $ 128         $ 102
                           ====           ====          =====          ====       =====         =====

    A summary comparison of the previously reported and restated first quarter 2002 unaudited condensed consolidated statement of cash flows follows (in millions):

                                               THREE MONTHS ENDED   THREE MONTHS ENDED
                                                MARCH 31, 2002 AS    MARCH 31, 2002 AS
                                               PREVIOUSLY REPORTED       RESTATED
    Cash flows from operating activities...            $116                  $96
    Cash flows from investing activities...             (99)                 (99)
    Cash flows from financing activities...             (17)                   3
                                                       -----               -----
    Net change in cash and cash equivalents           $   0                 $  0
                                                      =====                 ====

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

RESULTS OF OPERATIONS

                   SECOND QUARTER 2002 vs. SECOND QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

    Results of operations for the three and six months ended June 30, 2002 include revenue under the ECSA agreement with Mirant Americas Energy Marketing which was based on forward price curves at the inception of the ECSA and at the time of Mirant Americas Energy Marketing's election to keep its committed capacity at 100% of the total output of the Company's facilities for 2002, which resulted in higher revenues and margins than are currently available based on current market prices. The revenue recognized under the ECSA is not adjusted for subsequent changes in market prices. As a result, amounts recognized as revenue under the ECSA do not necessarily reflect market prices at the time the energy is delivered. Amounts recognized as revenue for energy delivered under the ECSA exceeded the amounts based on current market prices by approximately $60 million and $157 million for the three and six months ended June 30, 2002.

    Significant income statement items appropriate for discussion include the following:

                                                               Increase (Decrease)
                                               -----------------------------------------------------
                                                    Second Quarter                Year-To-Date
                                               ------------------------ ----------------------------
                                                                    (in millions)
    Operating revenues ...................        $ (46)          (17%)        $(135)          (25%)
    Cost of fuel, electricity and other
    products .............................          (67)          (39%)         (142)          (46%)
    Gross margin .........................           21            23%             7             3%
    Other operating expenses:
       Maintenance .......................           (3)          (43%)            1             8%
       Depreciation and amortization .....           (7)          (37%)          (12)          (32%)
       Selling, general and administrative            2            15%            (1)           (3%)
       Taxes other than income taxes .....            2            33%             4            31%
        Other ............................           (2)          (13%)           (3)          (11%)
    Total other income, net ..............            1            17%             4            44%

    Operating revenues. Operating revenues for the three and six months ended June 30, 2002, were $217 million and $416 million, compared to $263 million and $551 million for the same periods in 2001. These decreases of $46 million and $135 million resulted primarily from decreased prices for our energy and the termination in August 2001 of fixed price contracts with Mirant Americas Energy Marketing. Under each of these fixed price contracts, the Company received a fixed price from Mirant Americas Energy Marketing for a defined volume of generation. Such revenues were offset in the cost of fuel, electricity and other products by the cost of purchasing matching megawatt-hours, either from the PJM pool or under a fixed price purchase contract. As the Company continued to receive payments at market prices for all of its generation, such contracts enabled the Company to reduce its exposure to energy price risk. The fixed price contracts with Mirant Americas Energy Marketing terminated in August 2001, with the inception of the ECSA. These decreases were partially offset by higher revenue for capacity under the ECSA.

    Cost of fuel, electricity and other products. Cost of fuel, electricity and other products for the three and six months ended June 30, 2002, was $103 million and $168 million, compared to $170 million and $310 million for the same periods in 2001. These decreases of $67 million and $142 million were primarily attributable the termination in August 2001 of fixed price contracts with Mirant Americas Energy Marketing, as described above. The Company made purchases at PJM pool prices or under fixed price contracts to offset the megawatt-hour sales made at fixed prices. With the inception of the ECSA in August 2001, such contracts were terminated. In addition, a reduction in the proportion of generation by cycling and peaking units resulted in lower fuel costs in the three and six months ended June 30, 2002, as compared to the same periods in 2001. This was offset by higher generation volumes in the three months ended June 30, 2002, as compared to the same period in 2001.

     Gross margin. Gross margin for the three and six months ended June 30, 2002, was $114 million and $248 million, compared to $93 million and $241 million for the same periods in 2001. The increases of $21 million and $7 million were primarily attributable to the higher revenue for capacity under the ECSA and lower fuel costs, partially offset by lower prices for generation under the ECSA and the amortization of the original favorable pricing variance of the ECSA.

     Other operating expenses. Other operating expenses for the three and six months ended June 30, 2002, were $79 million and $159 million, compared to $84 million and $167 million for the same periods in 2001. The following factors were responsible for the decreases in other operating expenses of $5 million and $8 million:

o Maintenance expense for the three and six months ended June 30, 2002, was $4 million and $13 million, compared to $7 million and $12 million for the same periods in 2001. The decrease of $3 million for the three months ended June 30, 2002 resulted primarily from lower costs incurred during planned outages as compared to the same period in 2001.

o Depreciation and amortization expense for the three and six months ended June 30, 2002, was $12 million and $25 million, compared to $19 million and $37 million for the same periods in 2001. These decreases of $7 million and $12 million are due to the non-amortization of goodwill offset by additional depreciation on the increased property, plant and equipment balance, and the additional amortization of other intangible assets recognized as part of the purchase accounting adjustments made in December 2001.

o Selling, general and administrative expense for the three and six months ended June 30, 2002, was $15 million and $28 million, compared to $13 million and $29 million for the same periods in 2001. The increase of $2 million for the three months ended June 30, 2002 was primarily due to the fixed administration charge from Mirant Services as a result of the administration arrangement with Mirant and higher insurance costs in 2002, partially offset by lower labor costs and legal expenses.

o Taxes other than income taxes for the three and six months ended June 30, 2002, were $8 million and $17 million, as compared to $6 million and $13 million for the same periods in 2001. The increases of $2 million and $4 million resulted primarily from an increase in property taxes following an increase in assessed property values.

o Other operating expense for the three and six months ended June 30, 2002, was $13 million and $25 million, as compared to $15 million and $28 million for the same periods in 2001. The decreases of $2 million and $3 million resulted primarily from lower labor costs and reduced charges for IT systems.

     Total other income, net. Other income, net for the three and six months ended June 30, 2002, was $7 million and $13 million, compared to $6 million and $9 million for the same periods in 2001. The increases of $1 million and $4 million resulted primarily from the conversion of the note payable to Mirant Americas Generation into equity in January 2002 which eliminated the interest expense associated with this note payable for 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

    Historically, we have obtained cash from our operations, issuances of debt and capital contributions from Mirant. These funds have been used to finance operations, service debt obligations, fund acquisitions, finance capital expenditures and meet other cash and liquidity needs. Although we expect cash from other sources to be sufficient to cover ongoing expenses and capital expenditures, should the need arise, we have the ability to incur additional debt subject to the terms of our lease agreements.

     Operating Activities. Net cash provided by operating activities totaled $205 million for the six months ended June 30, 2002, as compared to $159 million for the same period in 2001. This increase was primarily due to a reduction in fuel inventory in 2002, compared to an increase in fuel inventory in 2001.

     Investing Activities. Net cash used in investing activities totaled $178 million for the six months ended June 30, 2002, as compared to $33 million for the same period in 2001. During the six months ended June 30, 2002, our investment activities were primarily attributable to capital expenditures of $27 million and issuance of notes receivable from affiliates totalling $151 million. During the six months ended June 30, 2001, our investment activities were attributed primarily to $32 million in capital expenditures.

    Financing Activities. Net cash used in financing activities totaled $27 million for the six months ended June 30, 2002, as compared to net cash provided by financing activities of $24 million for the same period in 2001. During the six months ended June 30, 2002, our financing activities were attributable to the payment of dividends of $122 million partially offset by proceeds from issuance of notes payable to affiliate of $18 million, the receipt of a $24 million capital contribution related to Mirant Peaker and Mirant Potomac River and the receipt of $53 million related to the capital contribution receivable pursuant to the ECSA. During the six months ended June 30, 2001, our financing activities were attributable to the payment of dividends of $46 million, which was offset by proceeds from issuance of notes payable to affiliate of $55 million and the receipt of a $15 million capital contribution.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Operating Leases

     On December 19, 2000, in conjunction with the purchase of the PEPCO assets, the Company entered into multiple sale-leaseback transactions totaling $1.5 billion relating to the Dickerson and the Morgantown baseload units and associated property. The terms of each lease vary between 28.5 and 33.75 years. The Company is accounting for these leases as operating leases. The Company's expenses associated with the commitments under the Dickerson and Morgantown operating leases totaled approximately $24 million for both the three months ended June 30, 2002 and 2001 and $48 million for both the six months ended June 30, 2002 and 2001. As of June 30, 2002, the total notional minimum lease payments for the remaining life of the leases was approximately $2.9 billion. The lease agreements contain covenants that restrict the Company's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities.

    Mirant Mid-Atlantic is not permitted to make any dividend distributions unless, at the time of such distribution, each of the following conditions is satisfied:

    - Mirant Mid-Atlantic's fixed charge coverage ratio for the most recently ended four full fiscal quarters equals at least:

        (1) 1.7 to 1.0; or

        (2) 1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0 or 1.2 to 1.0 if, as of the last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade ratings criteria) covering, in the aggregate, at least 25%, 50%, 75% or 100%, respectively of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

    - the projected fixed charge coverage ratio (determined on a pro forma basis after giving effect to any such dividend) for each of the two following periods of four fiscal quarters commencing with the fiscal quarter in which the restricted payment is proposed to be made equals at least:

        (1) 1.7 to 1.0; or

        (2) 1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0 or 1.2 to 1.0, if, as of the
    last day of the most recently completed fiscal quarter, Mirant Mid-Atlantic and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade ratings criteria) covering, in the aggregate, at least 25%, 50%, 75% or 100%, respectively, of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

    - no significant lease default or event of default has occurred and is continuing.

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

    Upon an event of default by the Company, the lessors are entitled to a termination value payment as defined in the agreements which, in general, decreases over time. At June 30, 2002, the termination value was approximately $1.5 billion. Upon expiration of the original lease term, the termination value will be $300 million.

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

    The total costs incurred under the agreement with Mirant Services for the three and six months ended June 30, 2002 were approximately $17 million and $35 million, as compared to $16 million and $36 million for the same periods in 2001.

Administration Arrangement with Mirant Services

     Beginning in May 2002, Mirant Services implemented a fixed administration charge to various subsidiaries of Mirant, including Mirant Mid-Atlantic, which serves to reimburse Mirant Services for various indirect administrative services performed on the subsidiaries' behalf, including, but not limited to, information technology services, regulatory support, consulting, legal and accounting and financial services. The fixed charge is approximately $1.4 million per month and the initial term of the agreement expires on December 31, 2002. For the three months ended June 30, 2002, we incurred approximately $3 million in costs under this arrangement which are included in selling, general and administrative expense on the accompanying unaudited condensed consolidated statements of income. Management believes that the amounts allocated to the Company are reasonable and are substantially similar to costs it would have incurred on a stand-alone basis for the periods covered by the fixed administration charge. Prior to May 2002, similar administrative services were charged by Mirant Services to the Company based on incremental costs directly attributable to the Company.

Capital Contribution Agreement

     Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker, both of which are direct wholly owned subsidiaries of Mirant, will make distributions to Mirant at least once per quarter, if funds are available. Distributions will equal all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to us. For the six months ended June 30, 2002, total capital contributions received by us under this agreement totaled $24 million, as compared to $15 million for the same period in 2001.

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

    The contractual amounts payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing variances were $33 million and $61 million for the three and six months ended June 30, 2002, respectively. These amounts are generally received in the month following the month the related revenue is recognized and are recorded as a reduction in the capital contribution receivable pursuant to the ECSA when received. During the six months ended June 30, 2002, the Company received $53 million under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $91 million at June 30, 2002, of which $12 million represents amounts received subsequent to June 30, 2002 related to the revenue recognized prior to that date and $79 million relates to the favorable pricing variance over the remaining six months of 2002.

    The favorable pricing variance accounted for as a capital contribution receivable is not adjusted for subsequent changes in energy prices. As a result, amounts recognized as revenue under the ECSA do not necessarily reflect market prices at the time the energy is delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA exceeded the amounts based on current market prices by approximately $60 million and $157 million for the three and six months ended June 30, 2002, respectively.

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


Notes Payable to and Notes Receivable from Affiliates

        Mirant Peaker and Mirant Potomac River borrowed funds from the Company in order to finance their respective acquisitions of generation assets. At both June 30, 2002 and December 31, 2001, notes receivable from these two affiliates consisted of the following (in millions):

                                                   INTEREST
    BORROWER                           PRINCIPAL     RATE      MATURITY
    --------                          ----------     -----     --------
    Mirant Potomac River.............    $ 152         10%    12/30/2028
    Mirant Peaker....................     $ 71         10%    12/30/2028

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

     Principal is due on maturity with interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12%. Mirant Potomac River and Mirant Peaker may prepay up to $5 million and $3 million per year, respectively. Interest earned from Mirant Potomac and Mirant Peaker was $6 million for both the three months ended June 30, 2002 and 2001 and $11 million for both the six months ended June 30, 2002 and 2001.

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

LITIGATION AND OTHER CONTINGENCIES

     Reference is made to Note F to the financial statements filed as part of this quarterly report on Form 10-Q relating to the following litigation matters and other contingencies:

Litigation:

-     Asbestos Cases
-     Environmental Information Requests

Other Contingencies:

      None


     Additionally, for recent events occurring after June 30, 2002 reference is made to Note F to the financial statements filed as part of this quarterly report on Form 10-Q.

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

     As discussed above, the Company adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires a two-step impairment analysis process. The first step of the test compares the estimated fair value of a reporting unit to its net book value to determine if there is potential goodwill impairment. If no impairment is indicated in step one the test is complete. If the net book value of the reporting unit exceeds the fair value in step one, the second step of the impairment test is required. Step two measures the amount of the impairment charge by comparing the estimated fair value of the reporting unit goodwill to its book value. The excess of the book value of goodwill to its estimated fair value is recognized as an impairment charge. Subsequent to June 30, 2002 there may be an impairment of goodwill at Mirant Mid-Atlantic as a result of the overall conditions impacting the energy sector. The Company cannot currently estimate the potential goodwill impairment charge, if any, until completion of its assessment of the book values of long-lived assets, estimated future cash flows associated with such assets as well as the completion of the 2003 planning process. The Company expects to complete its analysis prior to reporting its 2002 results. As of June 30, 2002, Mirant Mid-Atlantic's goodwill was $1.23 billion.

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

    For those derivative instruments in which hedge criteria are not met, we employ a systematic approach to the evaluation and management of risk associated with these commodity contracts, including VaR. VaR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and over a specified holding period. We use a 95% confidence interval and holding periods that vary by commodity and tenor to evaluate our VaR exposure. Based on a 95% confidence interval and employing a one-day holding period for all positions, our portfolio of positions had a VaR of $0.2 million at June 30, 2002. During the six months ended June 30, 2002, the actual daily change in fair value exceeded the corresponding daily VaR calculation eight times, which falls near our 95% confidence interval. We also utilize additional risk control mechanisms such as commodity position limits and stress testing of the total portfolio and its components.

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


PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    None.

(b) Reports on Form 8-K.

    During the quarter ended June 30, 2002, we filed a Current Report on Form 8-K dated May 15, 2002. Items 4 and 7 were reported and no financial statements were filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

    MIRANT MID-ATLANTIC, LLC



 By       /s/ Paul Lansdell
          -------------------------------
          Paul Lansdell
          Vice President and Controller
          (Principal Accounting Officer)

Date: December 20, 2002

================================================================================
                                 CERTIFICATIONS

I, Richard J. Pershing, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mirant Mid-Atlantic, LLC;

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



Date: December 20, 2002                        /s/  Richard J. Pershing
                                               --------------------------------
                                               Richard J. Pershing
                                               Chief Executive Officer
                                               (Principal Executive Officer)


--------------------------------------------------------------------------------


I, William Holden, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mirant Mid-Atlantic, LLC;

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