Form 10-Q
period 2002-09-30
MIRANT MID ATLANTIC LLC
filed 2002-12-23
CIK 1138258

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-Q
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM _____TO_____

                            MIRANT MID-ATLANTIC, LLC
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 Delaware                                                                          58-2574140
------------------------------------------- ---------------------------------------- ----------------------------------------
     (State or other Jurisdiction of                                                  (I.R.S. Employer Identification No.)
      Incorporation or Organization)

              1155 Perimeter Center West, Suite 100, Atlanta, Georgia                                 30338
------------------------------------------------------------------------------------ ----------------------------------------
                     (Address of Principal Executive Offices)                                      (Zip Code)

                                 (678) 579-5000
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                   ----------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Registrant meets the conditions set forth in General Instruction H of Form 10-Q and is therefore filing this Form with the permitted reduced disclosure format.
                                   ----------

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

                                      INDEX

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                                                                                                 PAGE
                                                                                                                NUMBER
                                                                                                                ------

DEFINITIONS                                                                                                          1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION                                                           2


                         PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements (Unaudited):
         Condensed Consolidated Statements of Income                                                                 3
         Condensed Consolidated Balance Sheets                                                                       4
         Condensed Consolidated Statement of Members' Equity                                                         6
         Condensed Consolidated Statements of Cash Flows                                                             7
         Notes to the Condensed Consolidated Financial Statements                                                    8
         Independent Accountants' Review Report                                                                     21

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition                       22

Item 3. Quantitative and Qualitative Disclosures about Market Risk                                                  35

Item 4. Controls and Procedures                                                                                     37


                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                                 Inapplicable

Item 2. Changes in Securities and Use of Proceeds                                                         Inapplicable

Item 3. Defaults Upon Senior Securities                                                                   Inapplicable

Item 4. Submission of Matters to a Vote of Security Holders                                               Inapplicable

Item 5. Other Information                                                                                 Inapplicable

Item 6. Exhibits and Reports on Form 8-K                                                                            37

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

o the direct or indirect effects of the change in the way the Company calculates its fixed charge coverage ratios as discussed in Item 2 of this Form 10-Q; and

o other factors discussed in this Form 10-Q and in our reports filed from time to time with the SEC (including our Form 10-K filed March 28, 2002, our Form 10-Q filed on May 13, 2002, as amended by our Form 10-Q/A for the quarter ended March 31, 2002 filed on December 20, 2002 and our Form 10-Q for the quarter ended June 30, 2002 filed on December 20, 2002).

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
                                  (In Millions)


                                                                  FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                                  ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                                  --------------------          --------------------
                                                                   2002           2001           2002           2001
                                                                  -----          -----          -----          -----
OPERATING REVENUES:
Affiliates (Notes A and E)                                        $ 202          $ 285          $ 592          $ 830
Other                                                                16              9             25             17
                                                                  -----          -----          -----          -----
  Total operating revenues                                          218            294            617            847
                                                                  -----          -----          -----          -----

COST OF FUEL, ELECTRICITY AND OTHER PRODUCTS:
Affiliates (Note E)                                                 108            172            262            486
Other                                                                26              1             27              2
                                                                  -----          -----          -----          -----
  Total cost of fuel, electricity and other products                134            173            289            488
                                                                  -----          -----          -----          -----
GROSS MARGIN                                                         84            121            328            359
                                                                  -----          -----          -----          -----

OTHER OPERATING EXPENSES:
Maintenance - affiliates                                              5              6             16             17
Maintenance - other                                                   6              6             18             18
Generation facilities lease (Note F)                                 24             24             72             72
Depreciation and amortization                                        12             18             36             55
Selling, general and administrative - affiliates (Note E)             9              5             21             14
Selling, general and administrative - other                          --              3              7             13
Taxes other than income taxes                                         8              9             26             23
Restructuring charges (Note E)                                        2             --              5             --
Other - affiliates                                                    8              7             22             23
Other                                                                 5              5             12             12
                                                                  -----          -----          -----          -----
Total other operating expenses                                       79             83            235            247
                                                                  -----          -----          -----          -----
OPERATING INCOME                                                      5             38             93            112
                                                                  -----          -----          -----          -----

OTHER INCOME (EXPENSE), NET:
Interest income - affiliates                                          7              6             21             19
Interest income - other                                              --             --             --              1
Interest expense - affiliates                                        (1)            (3)            (1)            (6)
Interest expense - other                                             --             --             --             (2)
                                                                  -----          -----          -----          -----
Total other income, net                                               6              3             20             12
                                                                  -----          -----          -----          -----
Net Income                                                        $  11          $  41          $ 113          $ 124
                                                                  =====          =====          =====          =====

                 The accompanying notes are an integral part of
                    these condensed consolidated statements.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
            (Wholly-Owned Indirect Subsidiary of Mirant Corporation)
                                  (In Millions)



                                                                        AT SEPTEMBER 30,   AT DECEMBER 31,
                                                                             2002             2001
                                                                        ----------------   ---------------
ASSETS:

CURRENT ASSETS:
Receivables:
Customer accounts                                                           $     9          $    10
Affiliates                                                                       49               59
Interest from affiliates                                                          6               --
Notes receivable from affiliate (Note E)                                         97               29
Assets from risk management activities (Note D)                                   1                2
Derivative hedging instruments (Notes C and D)                                    6                1
Fuel stock                                                                       30               71
Materials and supplies                                                           31               33
Prepaid rent                                                                     96               96
Other prepaids                                                                   14               21
                                                                            -------          -------
Total current assets                                                            339              322
                                                                            -------          -------

PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment                                                 1,079            1,046
Less accumulated provision for depreciation                                     (68)             (39)
                                                                            -------          -------
                                                                              1,011            1,007
Construction work in progress                                                    21               20
                                                                            -------          -------
Total property, plant and equipment, net                                      1,032            1,027
                                                                            -------          -------

NONCURRENT ASSETS:
Notes receivable from affiliates (Note E)                                       223              223
Assets from risk management activities (Note D)                                   7                3
Derivative hedging instruments (Notes C and D)                                    6               --
Goodwill, net of accumulated amortization of $35 and $34 for
2002 and 2001, respectively (Notes A and B)                                   1,229            1,169
Other intangible assets, net of accumulated amortization of $10 and
$4 for 2002 and 2001, respectively (Notes A and B)                              180              280
Prepaid rent and other                                                           83               35
                                                                            -------          -------
Total noncurrent assets                                                       1,728            1,710
                                                                            -------          -------
Total assets                                                                $ 3,099          $ 3,059
                                                                            =======          =======


                 The accompanying notes are an integral part of
                  these condensed consolidated balance sheets.

                    MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
             (Wholly-Owned Indirect Subsidiary of Mirant Corporation)
                                  (In Millions)



                                                                               AT SEPTEMBER 30,    AT DECEMBER 31,
                                                                                     2002                2001
                                                                               ----------------    ---------------
LIABILITIES AND MEMBERS' EQUITY:

CURRENT LIABILITIES:
Accounts payable and accrued liabilities                                            $    40             $    41
Payables to affiliates                                                                   41                  24
Liabilities from risk management activities (Note D)                                      5                   5
Derivative hedging instruments (Notes C and D)                                            1                   1
Note payable to affiliate (Note E)                                                       18                 130
                                                                                    -------             -------
Total current liabilities                                                               105                 201
                                                                                    -------             -------

NONCURRENT LIABILITIES:
Liabilities from risk management activities (Note D)                                     --                   2
Derivative hedging instruments (Notes C and D)                                           --                   2
Other long term liabilities                                                               5                   5
                                                                                    -------             -------
Total noncurrent liabilities                                                              5                   9
                                                                                    -------             -------

COMMITMENTS AND CONTINGENT MATTERS (NOTE F)

MEMBERS' EQUITY:
Members' interest                                                                     3,074               2,902
Capital contribution receivable from affiliate pursuant to ECSA (Note E)                (47)                (91)
Accumulated other comprehensive income (loss) (Note C)                                   11                  (2)
(Accumulated deficit) retained earnings                                                 (49)                 40
                                                                                    -------             -------
Total members' equity                                                                 2,989               2,849
                                                                                    -------             -------
TOTAL LIABILITIES AND MEMBERS' EQUITY                                               $ 3,099             $ 3,059
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



                                                              CAPITAL              RETAINED     ACCUMULATED
                                                            CONTRIBUTION           EARNINGS         OTHER
                                                MEMBERS'     RECEIVABLE         (ACCUMULATED     COMPREHENSIVE   COMPREHENSIVE
                                                INTEREST     FROM AFFILIATE          DEFICIT)    INCOME (LOSS)      INCOME
                                              -----------    ---------------    -------------   ---------------   ------------
BALANCE, DECEMBER 31, 2001                       $ 2,902          $   (91)         $    40          $    (2)
  Net income                                          --               --              113               --          $ 113
  Other comprehensive income (Note C)                 --               --               --               13             13
                                                                                                                     -----
  Comprehensive income                                                                                               $ 126
                                                                                                                     =====
  Dividends                                           --               --             (202)              --
  Push down of tax effects of the
     implementation of SFAS No. 142                  (37)              --               --               --
  Capital contributions - cash                        26               --               --               --
  Capital contributions - noncash                    183              (53)              --               --
  Capital contribution received pursuant
      to ECSA (Note E)                                --               97               --               --
                                                 -------          -------          -------          -------
BALANCE, SEPTEMBER 30, 2002                      $ 3,074          $   (47)         $   (49)         $    11
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

                                                                                FOR THE NINE MONTHS
                                                                                ENDED SEPTEMBER 30,
                                                                               --------------------
                                                                                2002           2001
                                                                               -----          -----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $ 113          $ 124
                                                                               -----          -----
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                   36             55
  Risk management activities, net                                                 (5)             3
  Changes in certain assets and liabilities:
    Customer accounts receivables                                                 --             (5)
    Affiliate receivables                                                          4            (57)
    Prepaid rent                                                                 (47)           (69)
    Fuel stock                                                                    42            (40)
    Other current assets                                                           7             10
    Accounts payable and accrued liabilities                                      (3)            23
    Payables to affiliate                                                         16             29
    Other current liabilities                                                     --             (1)
                                                                               -----          -----
      Total adjustments                                                           50            (52)
                                                                               -----          -----
      Net cash provided by operating activities                                  163             72
                                                                               -----          -----

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                             (34)           (40)
Asset acquisition costs                                                           --             (2)
Notes receivable from affiliates, net                                            (68)            --
                                                                               -----          -----
      Net cash used in investing activities                                     (102)           (42)
                                                                               -----          -----
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions                                                             26             15
Payment of dividends                                                            (202)           (46)
Capital contribution received from affiliate pursuant to ECSA (Note E)            97             10
Notes payable to affiliates, net                                                  18             55
                                                                               -----          -----
      Net cash (used in) provided by financing activities                        (61)            34
                                                                               -----          -----
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         --             64
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    --             22
                                                                               -----          -----
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $  --          $  86
                                                                               =====          =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest, net of amounts capitalized                             $  --          $   4
                                                                               =====          =====

NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital contribution from forgiveness of note payable
  to affiliate                                                                 $ 130          $  --
                                                                               =====          =====
Capital contribution receivable from affiliate pursuant to ECSA                $  53          $ 120
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


A. ACCOUNTING AND REPORTING POLICIES

      GENERAL. Mirant Mid-Atlantic, a Delaware limited liability company, was formed on July 12, 2000 in conjunction with Mirant's planned acquisition of generating assets and other related assets from Potomac Electric Power Company. At September 30, 2002, Mirant Mid-Atlantic was an indirect wholly owned subsidiary of Mirant Americas Generation, an indirect wholly owned subsidiary of Mirant Corporation ("Mirant"). Effective October 1, 2002, Mirant Mid-Atlantic is a direct wholly owned subsidiary of Mirant Americas Generation. Substantially all of the Company's revenues are earned from Mirant Americas Energy Marketing.

     The Company is primarily engaged in the operation of merchant power generation facilities in Maryland and the District of Columbia. The Company's accompanying unaudited condensed consolidated financial statements include its wholly owned subsidiaries as follows:

      o   Mirant Chalk Point;

      o   Mirant D.C.O&M;

      o   Mirant Piney Point; and

      o   Mirant MD Ash Management.

      ADJUSTMENTS TO PREVIOUSLY ISSUED FINANCIAL STATEMENTS. The Company has restated its previously reported finanical statements for the first quarter of 2002. The restatement adjustments reduced net income to $60 million from the originally reported net income of $71 million. At March 31, 2002, revenue related to the Company's ECSA with Mirant Americas Energy Marketing (an affiliate), was reduced by $11 million, accounts receivable from Mirant Americas Energy Marketing was reduced by $5 million, and capital contribution receivable pursuant to the ECSA (a members' equity account) was reduced by $6 million. The previously issued financial statements did not take into account Mirant Americas Energy Marketing's election under the ECSA in January 2002 to increase the energy purchased from the Company for 2002 to 100% of the capacity of its facilities from the contractual minimum of 75%, as described in Note E. In addition, the Company recorded an addition to members' equity, with a corresponding capital contribution receivable pursuant to the ECSA, of $53 million, to reflect the excess of the fixed price of the capacity and energy in the ECSA over the projected market prices when the Company became committed to provide the additional energy to Mirant Americas Energy Marketing.

     The statement of cash flows has also been restated to reflect amounts received under the ECSA attributable to the capital contribution received as a financing activity, rather than an operating activity.

     A summary comparison of the previously reported and restated first quarter 2002 unaudited condensed consolidated statement of income follows (in millions):

                                                           THREE MONTHS ENDED       THREE MONTHS ENDED
                                                           MARCH 31, 2002, AS         MARCH 31, 2002,
                                                          PREVIOUSLY REPORTED           AS RESTATED
                                                        ------------------------- ------------------------
     Operating revenues.............................                $210                      $199
     Cost of fuel, electricity and other products...                  65                        65
                                                                    ----                      ----
     Gross margin...................................                 145                       134
     Other..........................................                 (74)                      (74)
                                                                     ----                      ----
     Net income.....................................                $ 71                      $ 60
                                                                    ====                      ====

     A summary comparison of the previously reported and restated first quarter 2002 unaudited condensed consolidated statement of cash flows follows (in millions):


                                                        THREE MONTHS ENDED MARCH     THREE MONTHS ENDED
                                                         31, 2002 AS PREVIOUSLY       MARCH 31, 2002 AS
                                                                REPORTED                  RESTATED
                                                        -------------------------- ------------------------
     Cash flows from operating activities...........               $116                        $96
     Cash flows from investing activities...........                (99)                       (99)
     Cash flows from financing activities...........                (17)                         3
                                                                   -----                     -----
     Net change in cash and cash equivalents........              $   0                       $  0
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

     The Company has changed its classification, on the accompanying unaudited condensed consolidated statements of income, of realized and unrealized gains and losses related to commodity derivative financial instruments and risk management financial instruments. Under the new classification, gains and losses, both realized and unrealized, for electricity related financial instruments are included in operating revenues. Gains and losses, both realized and unrealized, for fuel related financial instruments are included in cost of fuel, electricity and other products. Prior year amounts have been reclassified to conform to the current year presentation.

     Management believes that the accompanying unaudited condensed consolidated financial statements as of September 30, 2002 and for the three and nine months then ended reflect adjustments, consisting of normal recurring items, necessary for a fair presentation of results for those interim periods presented.

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

     As a result of the adoption of SFAS No. 142, Mirant Mid-Atlantic discontinued amortization of goodwill effective January 1, 2002. During the three months ended March 31, 2002, Mirant Mid-Atlantic completed the transitional impairment test required by SFAS No. 142 and did not record any impairments of goodwill. Net income for the three and nine months ended September 30, 2001 has been adjusted below to exclude amortization related to goodwill and trading rights recognized in business combinations for the period (in millions).


                                                                          THREE MONTHS          NINE MONTHS
                                                                              ENDED                ENDED
                                                                          SEPTEMBER 30,        SEPTEMBER 30,
                                                                              2001                  2001
                                                                         ---------------- --- -----------------
              Net income as reported................................         $   41                $  124
              Effect of goodwill and trading rights amortization....              7                    24
                                                                            -------               -------
              Net income as adjusted................................         $   48                 $ 148
                                                                             ======                 =====

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

      CONCENTRATION OF REVENUES AND CREDIT RISK. Revenues earned from Mirant Americas Energy Marketing approximated 93% and 96% of the Company's total operating revenues for the three and nine months ended September 30, 2002, respectively, as compared to 97% and 98% for the same periods in 2001. As of September 30, 2002, Mirant Mid-Atlantic's exposure to Mirant Americas Energy Marketing, Mirant, Mirant Potomac River and Mirant Peaker was $95 million (including $47 million shown as a capital contribution receivable from affiliate pursuant to ECSA in the members' equity section of the accompanying unaudited condensed consolidated balance sheet), $98 million, $156 million and $73 million, respectively, each representing more than 10% of the Company's total credit exposure. The Mirant exposure is related to participation in Mirant's cash management program in which available cash was loaned to Mirant on a daily basis (Note E). Mirant Mid-Atlantic's total credit exposure is computed as total accounts and notes receivable, adjusted for risk management and derivative hedging activities, netted where appropriate.

B. GOODWILL AND OTHER INTANGIBLE ASSETS

      During the nine months ended September 30, 2002, no goodwill was acquired, impaired or written off. Subsequent to September 30, 2002, there may be an impairment of goodwill at Mirant Mid-Atlantic as a result of the overall conditions impacting the energy sector. The Company cannot currently estimate the potential goodwill impairment charge, if any, until completion of its assessment of the book values of long-lived assets, estimated future cash flows associated with such assets as well as the completion of the 2003 planning process. The Company expects to complete its analysis prior to reporting its 2002 results. As of September 30, 2002, Mirant Mid-Atlantic's goodwill was
$1.23 billion.

      All of Mirant Mid-Atlantic's other intangible assets are subject to amortization. Other intangible assets are being amortized on a straight-line basis over the related useful lives, up to 40 years. Effective January 1, 2002, trading rights related to business combinations were reclassified to goodwill. The reclassification decreased other intangible assets by $92 million, net of accumulated amortization of $3 million. The trading rights represent the Company's ability to create additional cash flows by incorporating Mirant's trading organization activities with generation assets. In a deregulated marketing structure, trading rights are the ability to create value beyond that of the tangible assets through developing markets. Development rights represent the ability to expand capacity at certain acquired generation facilities. The existing infrastructure, including storage facilities, transmission interconnections, and fuel delivery systems, and contractual rights acquired by Mirant provide the opportunity to expand or repower generation facilities. This ability to repower or expand is at significant cost savings compared to greenfield construction. Other intangible asset amortization expense for the three and nine months ended September 30, 2002 was $2 million and $9 million, respectively. The components of other intangible assets as of September 30, 2002 and December 31, 2001 were as follows (in millions):


                                                SEPTEMBER 30, 2002                     DECEMBER 31, 2001
                                          --------------------------------    -------------------------------------
                                           GROSS CARRYING    ACCUMULATED       GROSS CARRYING      ACCUMULATED
                                               AMOUNT       AMORTIZATION           AMOUNT          AMORTIZATION
                                          ----------------- --------------    ----------------- -------------------
    Trading rights...................        $   --             $  --            $   95              $ (3)
    Development rights...............            47                (2)               46                (1)
    Emissions allowances.............           131                (7)              131                --
    Other intangibles................            12                (1)               12                --
                                             ------             ------           ------              ----
       Total other intangible assets.         $ 190             $ (10)            $ 284              $ (4)
                                              =====             ======            =====              =====

     Assuming no future acquisitions, dispositions or impairments of the intangible assets, amortization expense is estimated to be $10 million for the year ended December 31, 2002 and $6 million for each of the following four years.

C.  COMPREHENSIVE INCOME

     Comprehensive income includes unrealized gains and losses on certain derivatives that qualify as cash flow hedges. The following table sets forth the comprehensive income for the three and nine months ended September 30, 2002 and 2001 (in millions):

                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                               SEPTEMBER 30,                SEPTEMBER 30,
                                          -------------------------     ----------------------
                                              2002         2001             2002       2001
                                          ------------- -----------     ------------- --------
    Net income........................         $ 11        $ 41            $ 113       $ 124
    Other comprehensive income (loss).            2         (14)              13          --
                                              -----        -----           -----      -------
    Comprehensive income..............         $ 13        $ 27            $ 126       $ 124
                                               ====        ====            =====       =====

     Components of accumulated other comprehensive income (loss) consisted of the following (in millions):

        BALANCE, DECEMBER 31, 2001....................................          $  (2)
        Other comprehensive income for the period:
          Change in fair value of derivative hedging instruments......             (5)
          Reclassification to earnings................................             18
                                                                                 ----
        Other comprehensive income....................................             13
                                                                                 ----
        BALANCE, SEPTEMBER 30, 2002...................................           $ 11
                                                                                 ====


      Mirant Mid-Atlantic estimates that approximately $5 million of net derivative gains included in accumulated other comprehensive income as of September 30, 2002 will be reclassified into earnings or otherwise settled within the next twelve months as certain transactions relating to commodity contracts are realized.

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

      Derivative gains and losses arising from cash flow hedges that are included in OCI are reclassified into earnings in the same period as the settlement of the underlying transaction. During the three and nine months ended September 30, 2002, $9 million and $18 million of derivative losses were reclassified to operating income. The derivative gains and losses reclassified to earnings were partly offset by realized gains and losses arising from the settlement of the underlying physical transactions being hedged. Under SFAS No. 133, transactions may meet the requirements for hedge treatment, but may be less than 100% effective. For example, a derivative instrument specifying one commodity delivery location may be used to hedge a risk at a different commodity delivery location. The price differential between the two locations is considered the ineffective portion of the hedge. Any changes in the fair value of the ineffective portion must be recorded currently in earnings. During the three and nine months ended September 30, 2002, gains or losses arising from hedge ineffectiveness were immaterial. At September 30, 2002, the maximum term over which the Company is hedging exposures to the variability of cash flows is through 2007.

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

      At September 30, 2002, Mirant Mid-Atlantic had a net commodity derivative hedging asset of approximately $11 million. The fair value of the Company's commodity derivative hedging instruments is determined using various factors, including closing exchange or over-the-counter market price quotations, time value and volatility factors underlying options and contractual commitments.

      At September 30, 2002, these contracts related to periods through 2007. The net notional amount, or net long position, of the commodity derivative hedging instruments for natural gas and residual fuel at September 30, 2002 was approximately 2.2 million equivalent megawatt-hours. Following is a summary of the units, equivalent megawatt-hours and duration by commodity. These notional amounts are indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.

                                                                  EQUIVALENT          AVERAGE
                                          NOMINAL UNITS         MEGAWATT-HOURS       DURATION
                                          LONG (SHORT)           LONG (SHORT)         (YEARS)
                                          --------------         ------------         -------
   Natural gas....................      13 million mmbtu         1.3 million           1.64
   Residual fuel..................       1.4 million barrels     0.9 million           1.10


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

     At September 30, 2002, these contracts related to periods through 2004. The net notional amount, or net long position, of the risk management assets and liabilities at September 30, 2002 was approximately 0.2 million equivalent megawatt-hours. Following is a summary of the units, equivalent megawatt-hours and duration by commodity. These notional amounts are indicative only of the volume of activity and not of the amount exchanged by the parties to the financial instruments. Consequently, these amounts are not a measure of market risk.


                                                                  EQUIVALENT          AVERAGE
                                          NOMINAL UNITS         MEGAWATT-HOURS       DURATION
                                          LONG (SHORT)           LONG (SHORT)         (YEARS)
                                          -------------         --------------       --------
   Natural gas....................    (1.1) million mmbtu        (.1) million           0.28
   Crude oil......................     0.4  million barrels      0.2  million           0.86
   Residual fuel..................     0.2  million barrels      0.1  million           1.75

     The fair values of the assets and liabilities from risk management activities recorded on the unaudited condensed consolidated balance sheet as of September 30, 2002 are included in the following table (in millions).

                                             RISK MANAGEMENT
                                          -----------------------
                                            ASSETS    LIABILITIES
                                          ----------- -----------
    Energy commodity instruments:
    Crude oil........................        $  2       $  --
    Residual fuel....................           3           4
    Natural gas......................           3           1
                                            -----       -----
       Total.........................        $  8        $  5
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

      At the inception date of the ECSA, the pricing of Mirant Americas Energy Marketing's minimum committed capacity and energy purchases was favorable to Mirant Mid-Atlantic and its affiliates when compared to estimated market rates in the PJM for power to be delivered over the initial term of the agreement. The estimated market rates were based on quoted market prices in the PJM, as adjusted upwards by approximately 12% for what the Company believed, at the time, to be temporary anomalies in such market prices based on forecasted demand growth and other factors.

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

      The contractual amounts payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing variances were $43 million and $104 million for the three and nine months ended September 30, 2002, respectively. These amounts are generally received in the month following the month the related revenue is recognized and are recorded as a reduction in the capital contribution receivable pursuant to the ECSA when received. During the nine months ended September 30, 2002, the Company received $97 million under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $47 million at September 30, 2002, of which $12 million represents amounts received subsequent to September 30, 2002 related to the revenue recognized prior to that date and $35 million relates to the favorable pricing variance over the remaining three months of 2002.

      The favorable pricing variance accounted for as a capital contribution receivable is not adjusted for subsequent changes in energy prices. As a result, amounts recognized as revenue under the ECSA do not necessarily reflect market prices at the time the energy is delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA were less than the amounts based on current market prices by approximately $31 million for the three months ended September 30, 2002 and exceeded the amounts based on current market prices by approximately $126 million for the nine months ended September 30, 2002.

         On November 15, 2002, Mirant Americas Energy Marketing elected to keep its committed capacity at 100% of the output of the Company's facilities for 2003. The aggregate value to the Company and its affiliates relating to the favorable price variance from this election was approximately $170 million. The amount allocated specifically to Mirant Mid-Atlantic's owned or leased facilities was approximately $120 million. Accordingly, an adjustment of approximately $120 million to members' equity and an offsetting capital contribution receivable pursuant to the ECSA will be recorded in the fourth quarter of 2002.

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


                                                                FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                                ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                               -----------------------     -----------------------
                                                                  2002       2001            2002        2001
                                                                  ----       ----            ----        ----
   Management, personnel and services agreement.............       $ 3         $ 4            $  9       $ 10
   Services agreements......................................         2           1               5          4
   Administration arrangement...............................         4          --               7         --
                                                                  ----       -----          ------    -------
      Total selling, general and administrative expenses -
      affiliates............................................       $ 9         $ 5            $ 21       $ 14
                                                                   ===         ===            ====       ====

Management, Personnel and Services Agreement with Mirant Services

      Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services' direct costs of providing such services.

      The total costs incurred under the agreement for the three and nine months ended September 30, 2002 and 2001 have been included in the accompanying unaudited condensed consolidated statements of income as follows (in millions):


                                                              FOR THE THREE MONTHS        FOR THE NINE MONTHS
                                                              ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                             -----------------------     -----------------------
                                                                2002       2001            2002        2001
                                                                ----       ----            ----        ----
     Cost of fuel, electricity and other products              $   1        $  1            $  4       $  4
     Maintenance                                                   5           6              16         17
     Selling, general and administrative expense.........          3           4               9         10
     Other operating expense.............................          8           7              22         23
                                                              ------        ----           -----       ----
        Total costs under the Management, Personnel and
          Services Agreement.............................       $ 17        $ 18            $ 51       $ 54
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

      During the three and nine months ended September 30, 2002, the Company incurred approximately $2 million and $5 million, respectively, in costs under the power sales, fuel supply and services agreements it has with Mirant Americas Energy Marketing as compared to $1 million and $4 million, respectively, for the same periods in 2001. These costs are included in selling, general and administrative expenses - affiliates in the accompanying unaudited condensed consolidated statements of income.

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

Administration Arrangement with Mirant Services

      Beginning in May 2002, Mirant Services implemented a fixed administration charge to various subsidiaries of Mirant, including Mirant Mid-Atlantic, which serves to reimburse Mirant Services for various indirect administrative services performed on the subsidiaries' behalf, including, but not limited to, information technology services, regulatory support, consulting, legal and accounting and financial services. The fixed charge is approximately $1.4 million per month and the initial term of the agreement expires on December 31, 2002. For the three and nine months ended September 30, 2002, the Company incurred approximately $4 million and $7 million, respectively, in costs under this arrangement which are included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of income. Prior to May 2002, similar administrative services were charged by Mirant Services to the Company based on incremental costs directly attributable to the Company.

NOTES PAYABLE TO AND NOTES RECEIVABLE FROM AFFILIATES

      In January 2002, through the forgiveness of debt, Mirant Americas Generation made a capital contribution of $130 million to Mirant Mid-Atlantic. The related credit facility was concurrently terminated and is no longer available to Mirant Mid-Atlantic.

      Mirant Peaker and Mirant Potomac River borrowed funds from the Company in order to finance their respective acquisitions of generation assets. At both September 30, 2002 and December 31, 2001, notes receivable from these two affiliates consisted of the following (in millions):


     BORROWER                               PRINCIPAL    INTEREST RATE    MATURITY
     --------                               ---------    -------------    --------
     Mirant Potomac River................     $ 152            10%        12/30/2028
     Mirant Peaker  .....................      $ 71            10%        12/30/2028

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

      Principal is due on maturity with interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12%. Mirant Potomac River and Mirant Peaker may prepay up to $5 million and $3 million per year, respectively. Interest earned from Mirant Potomac and Mirant Peaker was $6 million for both the three months ended September 30, 2002 and 2001 and $17 million for both the nine months ended September 30, 2002 and 2001.

      As of September 30, 2002, Mirant Mid-Atlantic had a cash management agreement with Mirant, whereby any excess cash, including capital contributions, was transferred to Mirant pursuant to a note agreement which was payable upon demand. Similarly, Mirant advanced funds to Mirant Mid-Atlantic for working capital purposes. At September 30, 2002, the Company and its subsidiaries had made net advances to Mirant under the cash management agreement totaling $79 million (consisting of $97 million in advances to Mirant recorded as a notes receivable from affiliates on the unaudited condensed consolidated balance sheet and $18 million in advances from Mirant recorded as a notes payable to affiliates on the unaudited condensed consolidated balance sheet). These advances were due on demand. Effective February 1, 2002, the interest rate payable on the advances was changed to LIBOR plus 180 basis points from an interest rate based on the actual return obtained by Mirant on its short-term investments. The repayment by Mirant of any advances was subordinate to the repayment of the senior obligations of Mirant.


Effective October 21, 2002, the Company discontinued its involvement in Mirant's cash management program and commenced the operation of bank deposit and money market accounts in the Company's own name. As of October 21, 2002, the net principal balance outstanding under the cash management program of $83 million was received by the Company from Mirant.

CAPITAL CONTRIBUTION AGREEMENT

      Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker, both of which are direct wholly owned subsidiaries of Mirant, make distributions to Mirant at least once per quarter, if funds are available. Distributions are equal to all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to the Company. Total capital contributions received by the Company under this agreement totaled $26 million for the nine months ended September 30, 2002, as compared to $15 million for the same period in 2001.

MIRANT RESTRUCTURING

      As a result of changing market conditions including constrained access to capital markets attributable primarily to the Enron bankruptcy and Moody's December 2001 downgrade of Mirant's credit rating, Mirant adopted a plan to restructure its operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. As of September 30, 2002, Mirant Services had terminated 23 employees at Mirant Mid-Atlantic locations and an additional 64 employees have been terminated as of November 1, 2002. Severance costs of $2 million and $5 million were expensed during the three and nine months ended September 30, 2002, respectively, and are reflected in "Restructuring charges" in the accompanying unaudited condensed consolidated statements of income. The severance costs and other employee termination-related charges associated with the restructuring at Mirant Mid-Atlantic locations were paid by Mirant Services and billed to Mirant Mid-Atlantic.

F. COMMITMENTS AND CONTINGENT MATTERS

OPERATING LEASES

      On December 19, 2000, in conjunction with the purchase of the PEPCO assets, the Company entered into multiple sale-leaseback transactions totaling $1.5 billion relating to the Dickerson and the Morgantown baseload units and associated property. The terms of each lease vary between 28.5 and 33.75 years. The Company is accounting for these leases as operating leases. The Company's expenses associated with the commitments under the Dickerson and Morgantown operating leases totaled approximately $24 million for both the three months ended September 30, 2002 and 2001 and $72 million for both the nine months ended September 30, 2002 and 2001 and are recorded as generation facilities lease expense in the accompanying unaudited condensed consolidated statements of income. As of September 30, 2002, the total notional minimum lease payments for the remaining life of the leases was approximately $2.8 billion. The lease agreements contain covenants that restrict the Company's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities.

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

      Upon an event of default by the Company, the lessors are entitled to a termination value payment as defined in the agreements, which, in general, decreases over time . At September 30, 2002, the termination value was approximately $1.4 billion. Upon expiration of the original lease term, the termination value will be $300 million.

FUEL PURCHASE AGREEMENTS

      In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic is required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. The purchase price of the fuel will vary with the delivered cost of the coal feedstock. Based on current coal prices, it is expected that the annual purchase commitment will be approximately $100 million. In July 2002, synthetic fuel plant operations commenced at the Morgantown facility at which time the minimum purchase commitment became effective. At September 30, 2002, total estimated minimum commitments under the agreement were $525 million. In July 2002, the Company sold its coal inventory at the Morgantown facility to the synthetic fuel supplier for approximately $10 million.

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

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Members
Mirant Mid-Atlantic, LLC:

We have reviewed the accompanying condensed consolidated balance sheet of Mirant Mid-Atlantic, LLC (a wholly-owned indirect subsidiary of Mirant Corporation) and subsidiaries as of September 30, 2002, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2002, and the related statements of members' equity and cash flows for the nine-month period ended September 30, 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

The consolidated financial statements of the Company as of and for the year ended December 31, 2001, were not audited by us and, accordingly, we do not express an opinion or any form of assurance on the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001. Additionally, the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2001, and the related statement of cash flows for the nine-month period ended September 30, 2001, were not reviewed or audited by us and, accordingly, we do not express an opinion or any form of assurance on them.



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

      Although neither the certificates nor the lessor notes are obligations of, or guaranteed by, us, the amount unconditionally payable by us under our leases of the leased facilities will be at least sufficient to pay in full when due all payments of principal, premium, if any, and interest on the lessor notes. Our lease obligations are not obligations of, or guaranteed by, our indirect parent, Mirant, or any of its other affiliates. However, Mirant is currently providing the credit support to fund the rent payment reserve required in connection with this lease transaction.

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

RESTRUCTURING AND CHANGES IN SENIOR MANAGEMENT

      As a result of changing market conditions including constrained access to capital markets attributable primarily to the Enron bankruptcy and Moody's downgrade of Mirant's credit rating, Mirant adopted a plan to restructure its operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. As of November 1, 2002, Mirant Services has terminated 87 employees at our locations. The severance costs and other employee termination-related charges associated with the restructuring were paid by Mirant Services and billed to Mirant Mid-Atlantic. Severance costs of $2 million and $5 million were expensed by us during the three and nine months ended September 30, 2002, respectively.

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

      The statement of cash flows for the three months ended March 31, 2002 has also been restated to reflect amounts received under the ECSA attributable to the capital contribution receivable as a financing activity, rather than an operating activity.

      A summary comparison of the previously filed and restated first quarter 2002 unaudited condensed consolidated statement of income follows (in millions):


                                                                    THREE MONTHS ENDED
                                                                      MARCH 31, 2002
                                                            -----------------------------------
                                                             AS PREVIOUSLY
                                                                 FILED          AS RESTATED
                                                            ----------------- -----------------
  Operating revenues...................................          $210              $199
  Cost of fuel, electricity and other products.........            65                65
  Gross margin.........................................           145               134
  Other................................................           (74)              (74)
                                                                  ----              ----
  Net income...........................................          $ 71              $ 60
                                                                 ====              ====

      A summary comparison of the previously reported and restated first quarter 2002 unaudited condensed consolidated statement of cash flows follows (in millions):


                                                        THREE MONTHS ENDED        THREE MONTHS ENDED
                                                        MARCH 31, 2002 AS         MARCH 31, 2002 AS
                                                       PREVIOUSLY REPORTED             RESTATED
                                                       -------------------        ------------------
  Cash flows from operating activities...........               $116                       $96
  Cash flows from investing activities...........                (99)                      (99)
  Cash flows from financing activities...........                (17)                        3
                                                                -----                     ----
  Net change in cash and cash equivalents........               $   0                     $  0
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

RESULTS OF OPERATIONS

                    THIRD QUARTER 2002 vs. THIRD QUARTER 2001
                                       AND
                     YEAR-TO-DATE 2002 vs. YEAR-TO-DATE 2001

      Results of operations for the three and nine months ended September 30, 2002 include revenue under the ECSA agreement with Mirant Americas Energy Marketing which was based on forward price curves at the inception of the ECSA and at the time of Mirant Americas Energy Marketing's election to keep its committed capacity at 100% of the total output of the Company's facilities for 2002, which resulted in higher revenues and margins than are currently available based on current market prices. The revenue recognized under the ECSA is not adjusted for subsequent changes in market prices. As a result, amounts recognized as revenue under the ECSA do not necessarily reflect market prices at the time the energy is delivered. Amounts recognized as revenue for energy delivered under the ECSA were less than the amounts based on current market prices by approximately $31 million for the three months ended September 30, 2002 and exceeded the amounts based on current market prices by approximately $126 million for the nine months ended September 30, 2002.

      Significant income statement items appropriate for discussion include the following:


                                                                          INCREASE (DECREASE)
                                                         -------------------------------------------------------
                                                                THIRD QUARTER               YEAR-TO-DATE
                                                         ------------------------------ ------------------------
                                                                              (IN MILLIONS)
         Operating revenues .........................         (76)          (26%)         (230)         (27%)
         Cost of fuel, electricity and other products         (39)          (23%)         (199)         (41%)
         Gross margin ...............................         (37)          (31%)          (31)          (9%)
         Other operating expenses:
            Depreciation and amortization ...........          (6)          (33%)          (19)         (35%)
            Selling, general and administrative .....           1            13%             1            4%
            Taxes other than income taxes ...........          (1)          (11%)            3           13%
         Total other income, net ....................           3           100%             8           67%


      Operating Revenues. Operating revenues for the three and nine months ended September 30, 2002, were $218 million and $617 million, compared to $294 million and $847 million for the same periods in 2001. These decreases of $76 million and $230 million resulted primarily from decreased prices for our energy and the termination in August 2001 of fixed price contracts with Mirant Americas Energy Marketing. Under each of these fixed price contracts, the Company received a fixed price from Mirant Americas Energy Marketing for a defined volume of generation. Such revenues were offset in the cost of fuel, electricity and other products by the cost of purchasing matching megawatt-hours, either from the PJM pool or under a fixed price purchase contract. As the Company continued to receive payments at market prices for all of its generation, such contracts enabled the Company to reduce its exposure to energy price risk. The fixed price contracts with Mirant Americas Energy Marketing terminated in August 2001, with the inception of the ECSA.

      Cost of Fuel, Electricity and Other Products. Cost of fuel, electricity and other products for the three and nine months ended September 30, 2002, was $134 million and $289 million, compared to $173 million and $488 million for the same periods in 2001. These decreases of $39 million and $199 million were primarily attributable the termination in August 2001 of fixed price contracts with Mirant Americas Energy Marketing, as described above. The Company made purchases at PJM pool prices or under fixed price contracts to offset the megawatt-hour sales made at fixed prices. With the inception of the ECSA in August 2001, such contracts were terminated. In addition, a reduction in the proportion of generation by cycling units reduced fuel costs per megawatt hour in the three and nine months ended September 30, 2002, as compared to the same periods in 2001. This was offset by higher generation volumes in the three and nine months ended September 30, 2002, as compared to the same periods in 2001.

      Gross Margin. Gross margin for the three and nine months ended September 30, 2002, was $84 million and $328 million, compared to $121 million and $359 million for the same periods in 2001. The decreases of $37 million and $31 million were primarily attributable to lower energy prices.

      Other Operating Expenses. Other operating expenses for the three and nine months ended September 30, 2002, were $79 million and $235 million, compared to $83 million and $247 million for the same periods in 2001. The following factors were responsible for the decreases in other operating expenses of $4 million and $12 million:

      o Depreciation and amortization expense for the three and nine months ended September 30, 2002, was $12 million and $36 million, compared to $18 million and $55 million for the same periods in 2001. These decreases of $6 million and $19 million are due to the non-amortization of goodwill offset by additional depreciation on the increased property, plant and equipment balance, and the additional amortization of other intangible assets recognized as part of the purchase accounting adjustments made in December 2001.

      o Selling, general and administrative expenses for the three and nine months ended September 30, 2002, were $9 million and $28 million, compared to $8 million and $27 million for the same periods in 2001. The increases of $1 million for the three and nine months ended September 30, 2002 were primarily due to the fixed administration charge from Mirant Services as a result of the administration arrangement with Mirant and higher insurance costs in 2002, partially offset by lower labor costs and legal expenses.

      o Taxes other than income taxes for the three and nine months ended September 30, 2002, were $8 million and $26 million, as compared to $9 million and $23 million for the same periods in 2001. The increase of $3 million for the nine months ended September 30, 2002 is due to an increase in assessed property values.

      Total Other Income, Net. Other income, net for the three and nine months ended September 30, 2002, was $6 million and $20 million, compared to $3 million and $12 million for the same periods in 2001. The increases of $3 million and $8 million resulted primarily from the conversion of the note payable to Mirant Americas Generation into equity in January 2002 which eliminated the interest expense associated with this note payable for 2002.

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

      Operating Activities. Net cash provided by operating activities totaled $163 million for the nine months ended September 30, 2002, as compared to $72 million for the same period in 2001. This increase is primarily due to the decrease in net income offset by non-cash charges and the timing of payments for affiliate receivables, accounts payable and accrued liabilities, and fuel stock, as well as a reduction in the amount of lease rent paid.

      Investing Activities. Net cash used in investing activities totaled $102 million for the nine months ended September 30, 2002, as compared to $42 million for the same period in 2001. During the nine months ended September 30, 2002, our investment activities were primarily attributable to capital expenditures of $34 million and issuance of notes receivables from affiliates totalling $68 million. During the nine months ended September 30, 2001, our investment activities were attributed primarily to $40 million in capital expenditures.

      Financing Activities. Net cash used in financing activities totaled $61 million for the nine months ended September 30, 2002, as compared to net cash provided by financing activities of $34 million for the same period in 2001. During the nine months ended September 30, 2002, our financing activities were attributable to the payment of dividends of $202 million partially offset by proceeds from issuance of notes payable to affiliate of $18 million, the receipt of a $26 million capital contribution related to Mirant Peaker and Mirant Potomac River and the receipt of $97 million related to the capital contribution receivable pursuant to the ECSA. During the nine months ended September 30, 2001, our financing activities were attributable to the payment of dividends of $46 million, which was offset by proceeds from issuance of notes payable to affiliate of $55 million, the receipt of a $15 million capital contribution related to Mirant Peaker and Mirant Potomac River and the receipt of $10 million related to the capital contribution receivable pursuant to the ECSA.

      We expect our cash needs over the next several years to be met primarily by cash flows from operations, capital contributions related to Mirant Peaker, Mirant Potomac River and the ECSA. Such cash flows are expected to provide sufficient liquidity for working capital and capital expenditure needs for the next 12 months. However, reclassification of the capital contribution received pursuant to the ECSA (Note A) will reduce the Company's fixed charge coverage ratios calculated for purposes of determining its ability to make dividend payments. Because the Company's ability to pay dividends could be restricted by this change, Mirant Americas Energy Marketing may not exercise its option to renew the ECSA for future periods. To the extent that the option to renew the ECSA is not exercised, the Company would likely sell its energy at market prices in the PJM. Over the term of the ECSA, PJM market prices have tended to be lower than the prices received from Mirant Americas Energy Marketing under the ECSA.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

Operating Leases

      On December 19, 2000, in conjunction with the purchase of the PEPCO assets, the Company entered into multiple sale-leaseback transactions totaling $1.5 billion relating to the Dickerson and the Morgantown baseload units and associated property. The terms of each lease vary between 28.5 and 33.75 years. The Company is accounting for these leases as operating leases. The Company's expenses associated with the commitments under the Dickerson and Morgantown operating leases totaled approximately $24 million for both the three months ended September 30, 2002 and 2001 and $72 million for both the nine months ended September 30, 2002 and 2001. As of September 30, 2002, the total notional minimum lease payments for the remaining life of the leases was approximately $2.8 billion. The lease agreements contain covenants that restrict the Company's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities.

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

      Upon an event of default by the Company, the lessors are entitled to a termination value payment as defined in the agreements, which, in general, decreases over time. At September 30, 2002, the termination value was approximately $1.4 billion. Upon expiration of the original lease term, the termination value will be $300 million.

Fuel Purchase Agreement

      In April 2002, we entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at our Morgantown facility into a synthetic fuel. Under the terms of the agreement, we are required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. The purchase price of the fuel will vary with the delivered cost of the coal feedstock. Based on current coal prices, it is expected that the annual purchase commitment will be approximately $100 million. In July 2002, the synthetic fuel plant operations commenced at the Morgantown facility at which time the minimum purchase commitment became effective. At September 30, 2002, total estimated minimum commitments under the agreement were $525 million. In July 2002, we sold our coal inventory at the Morgantown facility to the synthetic fuel supplier for approximately $10 million.

RELATED PARTY ARRANGEMENTS AND TRANSACTIONS

Our Relationship with Mirant

      At September 30, 2002, ninety-nine percent of our membership interests were owned by Mirant Mid-Atlantic Investments, LLC and one percent of our interests were owned by Mirant Mid-Atlantic Management, Inc., which were both direct wholly owned subsidiaries of Mirant Americas Generation. Effective October 1, 2002, Mirant Mid-Atlantic is a direct wholly owned subsidiary of Mirant Americas Generation. Mirant Americas Generation is a direct wholly owned subsidiary of Mirant Americas, which is a direct wholly owned subsidiary of Mirant.

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

      The total costs incurred under the agreement with Mirant Services for the three and nine months ended September 30, 2002 were approximately $17 million and $51 million, as compared to $18 million and $54 million for the same periods in 2001.

Administration Arrangement With Mirant Services

      Beginning in May 2002, Mirant Services implemented a fixed administration charge to various subsidiaries of Mirant, including Mirant Mid-Atlantic, which serves to reimburse Mirant Services for various indirect administrative services performed on the subsidiaries' behalf, including, but not limited to, information technology services, regulatory support, consulting, legal and accounting and financial services. The fixed charge is approximately $1.4 million per month and the initial term of the agreement expires on December 31, 2002. For the three and nine months ended September 30, 2002, we incurred approximately $4 million and $7 million, respectively in costs under this arrangement which are included in selling, general and administrative expense on the accompanying unaudited condensed consolidated statements of income. Management believes that the amounts allocated to the Company are reasonable and are substantially similar to costs it would have incurred on a stand-alone basis for the periods covered by the fixed administration charge. Prior to May 2002, similar administrative services were charged by Mirant Services to the Company based on incremental costs directly attributable to the Company.

Capital Contribution Agreement

      Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker, both of which are direct wholly owned subsidiaries of Mirant, will make distributions to Mirant at least once per quarter, if funds are available. Distributions will equal all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to us. For the nine months ended September 30, 2002, total capital contributions received by us under this agreement totaled $26 million, as compared to $15 million for the same period in 2001.

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

      The contractual amounts payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing variances were $43 million and $104 million for the three and nine months ended September 30, 2002, respectively. These amounts are generally received in the month following the month the related revenue is recognized and are recorded as a reduction in the capital contribution receivable pursuant to the ECSA when received. During the nine months ended September 30, 2002, the Company received $97 million under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $47 million at September 30, 2002, of which $12 million represents amounts received subsequent to September 30, 2002 related to the revenue recognized prior to that date and $35 million relates to the favorable pricing variance over the remaining three months of 2002.

      The favorable pricing variance accounted for as a capital contribution receivable is not adjusted for subsequent changes in energy prices. As a result, amounts recognized as revenue under the ECSA do not necessarily reflect market prices at the time the energy is delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA were less than the amounts based on current market prices by approximately $31 million for the three months ended September 30, 2002 and exceeded the amounts based on current market prices by approximately $126 million for the nine months ended September 30, 2002.

      On November 15, 2002, Mirant Americas Energy Marketing elected to keep its committed capacity at 100% of the output of the Company's facilities for 2003. This election will result in an adjustment of approximately $120 million to members' equity and an offsetting capital contribution receivable pursuant to the ECSA in the fourth quarter of 2002. However, the reclassification of the capital contribution received pursuant to the ECSA (Note A) will reduce the Company's fixed charged coverage ratios calculated for the purpose of determining its ability to make dividend payments. Because the Company's ability to pay dividends could be restricted by this change, Mirant Americas Energy Marketing may not exercise its option to renew the ECSA for future periods. To the extent that the option to renew the ECSA is not exercised, the Company would likely sell its energy at market prices in the PJM. Over the term of the ECSA, PJM market prices have tended to be lower than the prices received from Mirant Americas Energy Marketing under the ECSA.

Notes Payable to and Notes Receivable From Affiliates

      Mirant Peaker and Mirant Potomac River borrowed funds from the Company in order to finance their respective acquisitions of generation assets. At both September 30, 2002 and December 31, 2001, notes receivable from these two affiliates consisted of the following (in millions):

     BORROWER                                   PRINCIPAL    INTEREST RATE    MATURITY
     --------                                   ----------   --------------   --------
     Mirant Potomac River....................      $ 152           10%        12/30/2028
     Mirant Peaker...........................       $ 71           10%        12/30/2028

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

      Principal is due on maturity with interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12%. Mirant Potomac River and Mirant Peaker may prepay up to $5 million and $3 million per year, respectively. Interest earned from Mirant Potomac and Mirant Peaker was $6 million for both the three months ended September 30, 2002 and 2001 and $17 million for both the nine months ended September 30, 2002 and 2001.

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

LITIGATION AND OTHER CONTINGENCIES

      Reference is made to Note F to the financial statements filed as part of this quarterly report on Form 10-Q relating to the following litigation matters and other contingencies:

Litigation:

o     Asbestos Cases

o     Environmental Information Requests

Other Contingencies:

      NONE


      Additionally, for recent events occurring after September 30, 2002 reference is made to Note F to the financial statements filed as part of this quarterly report on Form 10-Q.

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

      As discussed above, the Company adopted SFAS No. 142 effective January 1, 2002. SFAS No. 142 requires a two-step impairment analysis process. The first step of the test compares the estimated fair value of a reporting unit to its net book value to determine if there is potential goodwill impairment. If no impairment is indicated in step one the test is complete. If the net book value of the reporting unit exceeds the fair value in step one, the second step of the impairment test is required. Step two measures the amount of the impairment charge by comparing the estimated fair value of the reporting unit goodwill to its book value. The excess of the book value of goodwill to its estimated fair value is recognized as an impairment charge. Subsequent to September 30, 2002, there may be an impairment of goodwill at Mirant Mid-Atlantic as a result of the overall conditions impacting the energy sector. The Company cannot currently estimate the potential goodwill impairment charge, if any, until completion of its assessment of the book values of long-lived assets, estimated future cash flows associated with such assets as well as the completion of the 2003 planning process. The Company expects to complete its analysis prior to reporting its 2002 results. As of September 30, 2002, Mirant Mid Atlantic's goodwill was $1.23 billion.

AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES

      The Board of Managers of Mirant Mid-Atlantic's sole member, Mirant Americas Generation, is responsible for approving all audit and audit related services performed by its independent auditor, KPMG, for Mirant Mid-Atlantic and its subsidiaries. In addition, theBoard has delegated to its Chair the ability to pre-approve other non-audit services by KPMG.

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

      For those derivative instruments in which hedge criteria are not met, we employ a systematic approach to the evaluation and management of risk associated with these commodity contracts, including VaR. VaR is defined as the maximum loss that is not expected to be exceeded with a given degree of confidence and over a specified holding period. We use a 95% confidence interval and holding periods that vary by commodity and tenor to evaluate our VaR exposure. Based on a 95% confidence interval and employing a one-day holding period for all positions, our portfolio of positions had a VaR of $0.2 million at September 30, 2002. During the nine months ended September 30, 2002, the actual daily change in fair value exceeded the corresponding daily VaR calculation eleven times, which falls near our 95% confidence interval. We also utilize additional risk control mechanisms such as commodity position limits and stress testing of the total portfolio and its components.

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

      The Company has evaluated the effectiveness of its disclosure controls and procedures within 90 days prior to the filing date of this quarterly report. The evaluation did not identify any significant deficiencies or material weaknesses in the Company's disclosure controls and procedures. The Company does note, however, that it is in the process of being reaudited. The results of the reaudit (including conclusions regarding the Company's disclosure controls and procedures) cannot be determined. No significant changes have been made in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. The Company continues to evaluate the effectiveness of its overall controls and procedures and will take such further actions as dictated by such continuing reviews.


PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS.

      None.

(b)   REPORTS ON FORM 8-K.

      During the quarter ended September 30, 2002, we filed a Current Report on Form 8-K dated August 14, 2002. Item 5 was reported and no financial statements were filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

    MIRANT MID-ATLANTIC, LLC



 By  /s/ PAUL LANSDELL
    ----------------------------------------
         Paul Lansdell
         VICE PRESIDENT AND CONTROLLER
             (PRINCIPAL ACCOUNTING OFFICER)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002                        /s/  RICHARD J. PERSHING
                                               -----------------------------
                                                Richard J. Pershing
                                               Chief Executive Officer
                                               (Principal Executive Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 20, 2002                        /s/  J. WILLIAM HOLDEN, III
                                               ----------------------------
                                               J. William Holden, III
                                               Vice President, Finance
                                               (Principal Financial Officer)