Form 10-K
period 2002-12-31
MIRANT MID ATLANTIC LLC
filed 2003-04-30
CIK 1138258

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                 OR


  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NUMBER: N/A
                             ---------------------

                            MIRANT MID-ATLANTIC, LLC
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      58-2574140
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                     Identification Number)

    1155 PERIMETER CENTER WEST, SUITE 100,                         30338
               ATLANTA, GEORGIA                                  (Zip code)
   (Address of principal executive offices)

                (678) 579-5000                                 WWW.MIRANT.COM
(Registrant's telephone number, including area                   (Web Page)
                     code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  [X] Yes     [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [X] Yes     [ ] No

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  [ ] Yes     [X] No

     All of our outstanding membership interests are held by our parent, Mirant Americas Generation, LLC, so we have no membership interests held by non-affiliates.

     We have not incorporated by reference any information into this Form 10-K from any annual report to securities holders, proxy statement or registration statement.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1   Business....................................................     2
Item 2   Properties..................................................     9
Item 3   Legal Proceedings...........................................     9
Item 4   Submission of Matters to a Vote of Security Holders.........    10
                                  PART II
Item 5   Market for Registrant's Common Equity and Related
         Stockholder Matters.........................................    10
Item 6   Selected Financial Data.....................................    10
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    11
Item 7A  Quantitative and Qualitative Disclosures about Market
         Risk........................................................    30
Item 8   Financial Statements and Supplementary Data.................    33
Item 9   Changes In and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    34
                                  PART III
Item 10  Directors and Executive Officers of the Registrant..........    34
Item 11  Executive Compensation......................................    36
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................    36
Item 13  Certain Relationships and Related Transactions..............    36
Item 14  Controls and Procedures.....................................    36
Item 15  Exhibits, Financial Statement Schedules and Reports on Form
         8-K.........................................................    37

                                  DEFINITIONS

TERM                                           MEANING
----                                           -------
Mirant.......................................  Mirant Corporation and its subsidiaries
Mirant Americas..............................  Mirant Americas, Inc.
Mirant Americas Energy Marketing.............  Mirant Americas Energy Marketing, L. P.
Mirant Americas Generation...................  Mirant Americas Generation, LLC and its
                                               subsidiaries
Mirant Chalk Point...........................  Mirant Chalk Point, LLC
Mirant D.C. Operator.........................  Mirant D.C. O&M, LLC
Mirant Mid-Atlantic or the Company...........  Mirant Mid-Atlantic, LLC and its subsidiaries
Mirant Mid-Atlantic Services.................  Mirant Mid-Atlantic Services, LLC
Mirant Peaker................................  Mirant Peaker, LLC
Mirant Potomac River.........................  Mirant Potomac River, LLC
Mirant Services..............................  Mirant Services, LLC

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     We are a direct wholly owned subsidiary of Mirant Americas Generation, LLC ("Mirant Americas Generation"), which is an indirect wholly owned subsidiary of Mirant Corporation ("Mirant"). We were formed as a Delaware limited liability company on July 12, 2000. We began operations on December 19, 2000 in conjunction with Mirant's acquisition of certain generating assets and other related assets from Potomac Electric Power Company ("PEPCO"). Mirant previously assigned its rights and obligations under its acquisition agreement to us, our subsidiaries and certain of our affiliates.

     The Company is an independent power provider that produces and sells electricity. We use derivative financial instruments, such as forwards, futures, options and swaps, to manage our exposure to fluctuations in electric energy and fuel commodity prices. These transactions are executed by Mirant Americas Energy Marketing, L.P. ("Mirant Americas Energy Marketing").

     We or our subsidiaries, along with two of our affiliates, Mirant Potomac River, LLC ("Mirant Potomac River") and Mirant Peaker, LLC ("Mirant Peaker"), own or lease approximately 5,256 MW of electric generation capacity in the Washington, D.C. area, out of the 6,062 MW which we operate. These generating facilities serve the PJM Interconnection Market ("PJM"). The PJM independent system operator operates the largest centrally dispatched control area in the United States, which covers all or parts of Pennsylvania, New Jersey, Maryland, Delaware, Virginia and the District of Columbia.

     Mirant has incurred substantial indebtedness on a consolidated basis to finance its business. As of December 31, 2002, Mirant's total consolidated indebtedness was $8.9 billion (approximately $4.4 billion of which was recourse to Mirant Corporation). Mirant is working on a restructuring plan pursuant to which Mirant will ask certain of its and its subsidiaries' creditors to defer repayment of principal. We refer you to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Mirant Restructuring" and
"-- Factors That Could Affect Future Performance."

     Also refer to our Management's Discussion and Analysis of Financial Condition and Results of Operations contained elsewhere in this report.

RECENT DEVELOPMENTS

     Beginning August 1, 2001, we sold all of our capacity and energy pursuant to a fixed rate energy and capacity sales agreement (the "ECSA") with Mirant Americas Energy Marketing, also a subsidiary of Mirant (see "Revenues" under
Item 7 and Note 5 of "Notes to Consolidated Financial Statements" contained elsewhere in this report) that provided us with payments for our committed capacity and energy at prices that were not directly linked to market prices. Over the term of the ECSA, PJM market prices have tended to be lower than the prices received from Mirant Americas Energy Marketing under the ECSA.

     Effective May 1, 2003, we agreed to terminate the ECSA and sell all of our capacity and energy under a power sales, fuel supply and service agreement (the "Power and Fuel Agreement") to Mirant Americas Energy Marketing at market prices. Our subsidiary, Mirant Chalk Point, and our affiliates Mirant Peaker and Mirant Potomac River also entered into power sales, fuel supply and services agreements on substantially similar terms. Under this agreement Mirant Americas Energy Marketing resells our energy products in the PJM spot and forward markets and to other third parties. The Company is paid the amount received by Mirant Americas Energy Marketing for such capacity and energy. As was true with the ECSA, under the Power and Fuel Agreement, we have credit exposure to Mirant Americas Energy Marketing for essentially all of our revenues. We expect to pay Mirant Americas Energy Marketing a fee of $7 million per year for this service.

     Spot and forward power prices in the PJM market have risen since Mirant Americas Energy Marketing renewed its commitment to purchase capacity and energy under the ECSA. The termination of the ECSA and the sale of energy and capacity under the Power and Fuel Agreement is expected to result in additional cash flows to Mirant Mid-Atlantic in 2003 based on projected power prices in the PJM Market. In addition, while a portion of the amounts received for the sale of energy and capacity under the ECSA are accounted for as capital contributions, all amounts received under the Power and Fuel Agreement will be accounted for as revenues. Thus, such amounts will be included as revenues in the calculation of the fixed charge coverage ratio under the pass through certificates, in contrast to the capital contribution component of the amounts received under the ECSA which is excluded from such calculation. As of March 31, 2003, the fixed charge coverage ratio under the pass through certificates for the most recently ended four fiscal quarters is estimated to be approximately 1.6 to 1.0, less than the
1.7 to 1.0 required to make distributions under the terms of the pass through certificates. Management does not expect to meet the distribution test until delivery of financial statements for the fiscal quarter ended September 30, 2003, based on current projections. At that time management expects that we will be able to make distributions, although there can be no assurance that such expectation will prove correct. If the ECSA had not been terminated, based on current projections of fuel and power prices, the fixed charge coverage ratio was expected to remain below 1.7 to 1.0 through 2003.

     We expect the majority of our revenues to be derived from sales of capacity and energy into the PJM market and from fees earned under the operations and maintenance agreement with a non-affiliated company. Our revenues and results of operations will depend upon prevailing market prices for energy and capacity in the PJM and other competitive markets to the extent that we have not sold our energy and capacity under fixed price agreements.

     Our costs primarily consist of the ongoing maintenance and operation of the generating facilities owned or leased by us, capital expenditures needed to ensure their continued reliable, safe and environmentally compliant operation and our obligation to make rental payments on leased facilities. Mirant Americas Energy Marketing acts as our agent and procures fuel and emissions credits necessary for the operation of the generating facilities owned or leased by us. In addition, Mirant and Mirant Services provide us with certain administrative services.

PASS THROUGH CERTIFICATES

     In conjunction with our PEPCO acquisition, PEPCO sold undivided interests in the Dickerson and Morgantown baseload generating facilities to third party lessors. These owner lessors each own the undivided interests in these baseload generating facilities. We have long-term leases for each of these undivided interests. The subsidiaries of the institutional investors who hold the membership interests in the owner lessors are called owner participants. Equity funding by the owner participants plus transaction expenses paid by the owner participants totaled $299 million. The issuance and sale of pass through certificates raised the remaining $1.224 billion needed for the owner lessors to acquire the undivided interests.

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

However, Mirant has arranged a letter of credit to provide for the rent payment reserve required in connection with this lease transaction in the event that we are unable to pay our lease payment obligations.

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

COMPETITION

     We compete in the PJM market with a number of other major power generators on the basis of price, operating characteristics of our generating facilities and the availability of our generating facilities to supply capacity and energy to the market as needed. A number of additional generating facilities are being developed in the PJM market and these facilities will increase competition in the PJM market over time. Additional generating facilities are also being planned for the PJM market and could be developed in the future.

REGULATION

     The United States electric industry is subject to comprehensive regulation at the federal and state levels. Under the Federal Power Act ("FPA"), the Federal Energy Regulatory Commission ("FERC") has the exclusive jurisdiction over sales of electricity at wholesale and the transmission of electricity in interstate commerce. Because we own generating facilities and sell electricity at wholesale in the United States, we are subject to the FERC's jurisdiction under the FPA and must file rates with the FERC with respect to our wholesale sales. We are also subject to the FPA regulation relating to accounting and reporting requirements, as well as oversight of mergers and acquisitions, securities issuances and dispositions of facilities. We are not subject to the Public Utility Holding Company Act of 1935 ("PUHCA"), as amended.

     In granting authority to us to sell electricity at wholesale at market-based rates, the FERC has reserved the right to revoke or limit that market-based rate authority if the FERC subsequently determines that we possess excessive market power. If the FERC were to revoke our market-based rate authority, we would have to file, and obtain the FERC's approval of, cost-based rate schedules for all or some of our sales of electricity at wholesale.

     State or local authorities have historically overseen and regulated the distribution and sale of retail electricity to the ultimate end user. They have also had regulatory authority with respect to siting, permitting and the construction of generating and transmission facilities. Where individual states have allowed for retail access, state and local authorities will normally establish the bidding rules for default service to customers who choose to remain with their regulated utility suppliers. As a result, our existing generation may be subject to a variety of state and local regulations regarding maintenance and expansion of our facilities and financing capital additions depending upon whether the law of the state in which such generation is located provides for state public service commission regulation of such activities by entities that produce electricity for sale at wholesale. The terms and conditions of our wholesale power sales are subject exclusively to FERC regulation under the FPA and to tariff requirements of PJM as authorized by the FERC under the FPA.

     Beginning in 1996 and continuing over the last several years, the FERC has issued transmission initiatives that require electric transmission services to be offered on an open-access basis unbundled from commodity sales. In December 1999, FERC issued Order No. 2000, which provided for the development of Regional Transmission Organizations ("RTO") to control the transmission facilities within a certain region. Compliance by transmission-owning utilities has been inconsistent and the order has been met with significant political resistance on the part of state public utility commissions and state governments in certain regions of the country. For example, recently, the Virginia legislature passed a law that bars

American Electric Power ("AEP") or any other Virginia transmission owner, from joining any regional grid until after June 2004.

     In addition, in July 2002 FERC initiated its Standard Market Design ("SMD") and Interconnection rule-making proceedings. FERC's intention under the SMD proceedings is to eliminate discrimination in transmission service, to standardize electricity market design nationally, and to strongly encourage the creation of RTOs. While the SMD is viewed as a positive step in the evolution of the wholesale electric market, there is significant opposition to SMD. We can not predict at this time whether the SMD will be adopted as proposed or what changes will be implemented prior to adoption.

     While RTO participation by transmission-owning public utilities has been and is expected to continue to be voluntary, the majority of such public utilities have either joined or indicated that they will join the proposed RTO for their region. Currently there are approximately nine proposed RTO's covering the majority of the United States. In addition, large portions of the nation's transmission system are currently operated by an independent entity.

     We own assets and sell power in the Pennsylvania-New Jersey-Maryland Interconnection, or PJM, market. PJM was certified by the FERC as an ISO in 1997, and as an RTO in December 2002. It is the nation's first fully functioning RTO. PJM's stated objectives are to ensure reliability of the bulk power transmission system and to facilitate an open, competitive wholesale electricity market. To achieve these objectives, PJM manages the PJM Open Access Transmission Tariff (the first power pool open access tariff approved by FERC), which provides comparable pricing and access to the transmission system. PJM operates the PJM Interchange Energy Market, which is the region's spot market (power exchange) for wholesale electricity. PJM also provides ancillary services for its transmission customers and performs transmission planning for the region. To account for transmission congestion and losses, energy prices in PJM are determined through a locational-based marginal pricing ("LMP") model and dispatch is on a security constrained least cost basis. PJM has been expanding its reach to the South and West and has entered into negotiations with the Mid-West Independent Transmission System Operator ("MISO") to establish a common and seamless market. This expansion was viewed favorably by the Company as it would extend the scope and footprint of the PJM market which would increase the market and liquidity of PJM. We can not predict when PJM will be able to complete the expansion and improve the market in its region, or when or precisely how such expansion will impact our operations. PJM protocols allow energy demand to respond to price changes under locational marginal pricing. Currently PJM has set a $1,000/MWh cap on prices for energy and a mitigation process in designated transmission constrained areas that provide for revenues that allow for recovery of incremental cost plus 10%. PJM's working groups and market monitor are reviewing other energy price mitigation measures. We can not predict what other modifications to protocols PJM may develop or precisely how such protocols could impact our future operations.

     In the Mid-Atlantic region, our Chalk Point power plant located in Prince George's County Maryland and our Morgantown Power Plant located in Charles County Maryland rely on an underground oil pipeline for delivery of number six fuel oil supply. Recently, the Maryland Public Service Commission staff considered, but did not act on, policies that could substantially restrict the operations of the pipeline. We can not predict if such regulatory actions will be reconsidered in the future. However, since the cycling units at Chalk Point and the base load units at Morgantown are dual fuel capable, such a potential regulatory action would not fully halt operations, although it could potentially increase the cost of fuel oil delivery to operate the units.

 FEDERAL AND STATE LEGISLATION

     Congress is currently considering legislation to modify federal laws affecting the electric industry. Certain provisions in the bills under consideration could effect FERC jurisdiction over interstate transmission. Additional provisions in the bills under consideration propose to repeal or modify both PURPA and the PUHCA. As with other bills before the Congress, we can not predict the outcome or the impact on our business.

     In addition, various states have either enacted or are considering legislation designed to deregulate the production and sale of electricity in order to provide for the further development of a competitive wholesale and/or retail marketplace. Although the legislation and regulatory initiatives vary, common themes include the availability of market pricing, retail customer choice, recovery of stranded costs and separation of generation assets from transmission, distribution and other assets. The impetus for enacting state driven legislation to deregulate the sale of electricity within individual states has slowed significantly over the last few years. Proposed reforms to state-mandated deregulatory measures have also included the repeal of measures implementing retail competition, although the state of California is the only jurisdiction in which such a proposal is active. Reforms of this type would have a negative impact on the competitive wholesale electricity market and could adversely impact our operations.

     Lease Transaction Filings and Approvals. We and the appropriate financial participants in the lease transactions received all FERC approvals required for the consummation of the lease transactions. In the event that the indenture trustees exercise certain remedies under their respective indentures and the collateral becomes the property of an indenture trustee, additional federal and state approvals may be required from the Securities and Exchange Commission ("SEC"), the FERC or the State of Maryland (and other state or federal agencies with respect to permits and other like entitlements) before the exercise of such remedies may be consummated. The likelihood of obtaining such approvals, or any associated terms and conditions, will depend on the law then in effect and on the particular facts and circumstances presented by such proposed transfer.

ENVIRONMENTAL REGULATION

     Our projects, facilities, and operations are subject to extensive federal, state, and local laws and regulations relating to environmental protection and human health, including air quality, water quality, waste management, and natural resources protection. Our compliance with these environmental laws and regulations necessitates significant capital and operating expenditures, including costs associated with monitoring, pollution control equipment and mitigation of other environmental impacts, emission fees, reporting, and permitting at our various operating facilities. Our expenditures, while not prohibitive in the past, are anticipated to increase in the future along with the increase in stricter standards, greater regulation, and more extensive permitting requirements. We cannot provide assurance that future compliance with these environmental requirements will not have a material adverse effect on our operations or financial condition.

     Our most significant environmental requirements arise under the federal Clean Air Act and similar state laws. Under the Clean Air Act, we are required to comply with a broad range of requirements and restrictions concerning air emissions, operating practices and pollution control equipment. Several of our facilities are located in or near areas that are classified by the Environmental Protection Agency ("EPA") as not achieving federal ambient air quality standards. This regulatory classification of these areas subjects our operations to more stringent air regulation requirements.

     In the future, we anticipate increased regulation of our facilities under the Clean Air Act and applicable state laws and regulations concerning air quality. The EPA and states in which we operate are in the process of enacting more stringent air quality regulatory requirements.

     For example, the EPA recently promulgated new regulations (known as the "Section 126 Rule" and "NOx SIP Call") which establish emission caps for nitrogen oxide ("NOx") emissions from electric generating units in most of the eastern states that will be implemented beginning May 2004. Under either rule, a plant receives an allocation of NOx emission allowances, and if a plant exceeds its allocated allowances, the plant must purchase additional, unused allowances from other regulated plants or reduce emissions, which could require the installation of emission controls. Our plants in Maryland are already subject to a similar state and regional NOx emission cap program, which will become a part of the EPA NOx cap program. Some of our plants are required to purchase additional NOx allowances to cover their emissions and maintain compliance. The cost of these allowances is expected to increase in future years and may result in some of our plants choosing to reduce NOx emissions through the installation of emission controls, the cost of which could be significant but would be offset in part by the avoided cost of purchasing NOx allowances to operate the plant.

     The EPA is also developing regulations to govern mercury emissions from power plants, which are scheduled to be finalized in 2004 and go into effect in 2007. These mercury regulations are likely to require significant emission reductions from coal fired power plants in particular. Also, during the course of this decade, the EPA will be implementing new, more stringent ozone and particulate matter ambient air quality standards and will address regional haze visibility issues, which will result in new regulations that will likely require more emission reductions from power plants, along with other emission sources such as vehicles. These future regulations will increase compliance costs for our operations and will likely require emission reductions from some of our power plants, which could necessitate significant expenditures on emission controls or have other impacts on our operations. However, these rulemakings are at a preliminary stage, and we cannot opine at this time on specific impacts or whether the regulations will have a material adverse effect on our financial condition, results of operations or cash flows.

     The States of Maryland and Virginia are expected to promulgate additional air quality laws and regulations in future years. For example, the states may be required to impose more stringent emission requirements on some sources, such as power plants and vehicles, to address exceedances of federal ambient air quality standards in the District of Columbia metropolitan area. If so, we may incur additional compliance costs as a result of these additional state requirements, which could include significant expenditures on emission controls or have other impacts on our operations.

     These are illustrative but not a complete discussion of the additional federal and state air quality laws and regulations which we expect to become applicable to our plants and operations in the coming years. We expect to continue to evaluate these requirements and develop compliance plans that ensure we appropriately manage the costs and impacts and provide for prudent capital expenditures.

     In 1999, the United States Department of Justice ("DOJ") commenced litigation against seven electric utilities for alleged violations of the EPA's new source review regulations promulgated under the Clean Air Act ("NSR") and the EPA also issued an administrative order to the Tennessee Valley Authority alleging similar violations at seven of its coal-fired power plants. Since then, the EPA has added additional power generators to the litigation and has also issued administrative notices of violation alleging similar violations at other coal-fired power plants. These enforcement actions concern maintenance, repair and replacement work at power plants that the EPA alleges violated permitting and other requirements under the NSR law, which, among other things, could require the installation of emission controls at a significant cost. The power generation industry disagrees with the EPA's positions in the lawsuits. Trials in some of the cases are scheduled to occur in 2003. To date, no lawsuits or administrative actions alleging similar violations have been brought by the EPA against us, our subsidiaries or any of our power plants, but the EPA has requested information concerning certain of our Mid-Atlantic business unit plants covering a time period that predates our ownership. For more information about this matter, see Item 3, "Legal Proceedings." We cannot provide assurance that lawsuits or other administrative actions against our power plants under NSR will not be filed or taken in the future. If an action is filed against us or our power plants and we are judged to not be in compliance, this could require substantial expenditures to bring our power plants into compliance and could have a material adverse effect on our financial condition, results of operations or cash flows.

     There are several other environmental laws, in addition to air quality laws, which also affect our operations. For example, we are required under the Clean Water Act to comply with effluent and intake requirements, technological controls and operating practices. Our wastewater discharges are permitted under the Clean Water Act, and our permits under the Clean Water Act are subject to review every five years. As with air quality regulations, federal and state water regulations are expected to increase and impose additional and more stringent requirements or limitations in the future. For example, the EPA has issued a new rule that imposes more stringent standards on the cooling water intakes for new plants and has proposed a similar regulation for intakes on existing plants. We expect to incur additional compliance costs if this proposed water regulation is adopted; however, based on the currently proposed regulation, we do not expect these costs to be material.

     Our facilities are also subject to several waste management laws and regulations in the United States. The Resource Conservation and Recycling Act sets forth very comprehensive requirements for the handling of solid and hazardous wastes. The generation of electricity produces non-hazardous and hazardous materials, and we incur substantial costs to store and dispose of waste materials from our facilities. The EPA may develop new regulations that impose additional requirements on facilities that store or dispose of fossil fuel combustion materials, including types of coal ash. If so, we may be required to change our current waste management practices at some of our facilities and incur additional costs for increased waste management requirements.

     The Federal Comprehensive Environmental Response, Compensation and Liability Act, known as the Superfund, establishes a framework for dealing with the cleanup of contaminated sites. Many states have enacted state superfund statutes. We do not expect any corrective actions to require significant expenditures.

     Over the past several years, federal, state and foreign governments and international organizations have debated the issue of global climate change and policies of whether to regulate greenhouse gases ("GHG"), one of which is carbon dioxide emitted from the combustion of fossil fuels by sources such as vehicles and power plants. Recently, the European Union and certain other developed countries ratified the Kyoto Protocol, an international treaty regulating GHGs, which makes the implementation of the treaty in certain countries more likely. The current United States Administration is opposed to the treaty, and the United States has not ratified and is not expected to ratify the treaty. Therefore, the United States would not be bound by the treaty if it goes into effect in the future in countries that have ratified it. However, we cannot provide assurances that the United States or the States of Maryland or Virginia will not enact a law or regulation governing GHG emissions from power plants in the future that could materially impact our financial condition, results of operations or cash flows.

     We believe we are in compliance in all material respects with applicable environmental laws. While we believe our operations and facilities comply with applicable environmental laws and regulations, we cannot provide assurances that additional costs will not be incurred as a result of new interpretations or applications of existing laws and regulations.

EMPLOYEES

     As of December 31, 2002, we employed, directly or through contracts with Mirant Services, a direct subsidiary of Mirant, approximately 720 people, of whom approximately 500 were employed at our power plants. In 2002, all employees of Mirant Mid-Atlantic Services, LLC ("Mirant Mid-Atlantic Services") were transferred to its holding company, Mirant Services, and are now employees of Mirant Services.

LABOR SUBJECT TO COLLECTIVE BARGAINING AGREEMENTS

     At the Company's facilities located in Washington D.C. and Maryland, the Company has a labor contract with the International Brotherhood of Electrical Workers that covers approximately 486 employees, or 66% of Mirant's Mid-Atlantic facilities' total personnel. The term of the Agreement extends to May 31, 2003 and continues for succeeding periods of 12 calendar months each, unless either party, prior to April 1, 2003, or April 1 of any year thereafter, serves written notice of its desire to amend and/or terminate the Agreement as of the following June 1. The Company is currently negotiating a new contract with this union. However, there is a substantial risk that a new labor agreement will not be reached without a strike or other form of adverse collective action. If a strike were to occur, there is a risk that such action would significantly disrupt the Company's ability to produce and/or distribute energy. To mitigate and reduce the risk of disruption as described above, the Company has engaged in contingency planning for continuation of the Company's generation and/or distribution activities to the extent possible during an adverse collective action by the union.

ITEM 2.  PROPERTIES

                                                                 MIRANT MID-
                                                                 ATLANTIC'S %
                                                                  LEASEHOLD/
                                                                  OWNERSHIP     TOTAL    OPERATED
POWER GENERATION BUSINESS        LOCATION         PRIMARY FUEL     INTEREST     MW (1)      MW
-------------------------  --------------------   ------------   ------------   ------   --------
OWNED FACILITIES:
Morgantown CT, Units
  1-6...................               Maryland            Oil       100%         248       248
Dickerson CT, Units 1-3..              Maryland        Oil/Gas       100          307       307
Chalk Point, Units
  1-4...................               Maryland   Coal/Oil/Gas       100        1,907     1,907
LEASED FACILITIES:
Morgantown, Units 1-2...               Maryland       Coal/Oil       100        1,244     1,244
Dickerson, Units 1-3....               Maryland           Coal       100          546       546
FACILITIES OWNED AND
  LEASED BY AFFILIATES
  SUBJECT TO CAPITAL
  CONTRIBUTION
  AGREEMENTS:
Chalk Point CT, Units 1-
  7(2)..................               Maryland        Gas/Oil        --          522       522
Potomac River, Units 1-
  5(2)..................               Virginia       Coal/Oil        --          482       482
OPERATED FACILITIES:
Benning/Buzzard Point...   District of Columbia            Oil         0           --       806
                                                                                -----     -----
    Total...............                                                        5,256     6,062
                                                                                =====     =====

---------------

(1) MW amounts reflect net dependable capacity.

(2) Assets owned or leased by affiliates (a total of 1,004 MW) that are subject to capital contribution agreements between Mirant and us.

The Company also owns an oil pipeline, which is approximately 51.5 miles long and serves the Chalk Point and Morgantown generating facilities.

ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL INFORMATION REQUEST

     In January 2001, the EPA issued a request for information to Mirant Mid-Atlantic concerning the air permitting and air emission control implications under the EPA's new source review regulations promulgated under the Clean Air Act ("NSR") of past repair and maintenance activities at its Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates Mirant Mid-Atlantic's ownership of the plants. Mirant Mid-Atlantic has responded fully to this request. If a violation is determined to have occurred at any of the plants, Mirant Mid-Atlantic may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. Under the sales agreement with PEPCO for those plants, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company's acquisition of the plants. If a violation is determined to have occurred after Mirant Mid-Atlantic's acquisition of the plants or, if occurring prior to such acquisition, is determined to constitute a continuing violation, Mirant Mid-Atlantic would be subject to fines and penalties from the state or federal governments for the period subsequent to its acquisition of the plants, the cost of which may be material.

     The Company cannot provide assurance that lawsuits or other administrative actions against its power plants will not be filed or taken in the future. If an action is filed against the Company or its power plants and it is determined to not be in compliance, such a determination could require substantial expenditures to bring the Company's power plants into compliance, which could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ASBESTOS CASES

     On December 19, 2000, Mirant Mid-Atlantic, together with affiliates Mirant Potomac River and Mirant Peaker, and with lessors in a lease transaction, purchased from PEPCO four electric generation facilities in the Washington D.C. area. As a part of the purchase, Mirant Mid-Atlantic agreed to indemnify PEPCO for certain liabilities arising in lawsuits related to the acquired assets filed after December 19, 2000, even if they relate to incidents occurring prior to that date, with certain qualifications. Since the acquisition, PEPCO has notified Mirant Mid-Atlantic of approximately 50 asbestos cases, distributed among three Maryland jurisdictions (Prince George's County, Baltimore City and Baltimore County), as to which it claims a right of indemnity. In each of these claims, the plaintiff's allegation of liability on the part of PEPCO is primarily grounded on the theory that PEPCO owned premises at which the plaintiff, who worked for a third party, was exposed to asbestos. Each plaintiff seeks a multi-million dollar award. It is expected that additional such lawsuits will be filed in the future; however, the number of such additional lawsuits cannot now be determined. Two suits have been set for trial in 2003, while the remainder have not yet been scheduled for trial. Mirant Mid-Atlantic believes that substantial defenses to liability exist and that, even if found liable, plaintiffs' damages claims are greatly exaggerated. Based on information and relevant circumstances known at this time, Mirant Mid-Atlantic does not believe these suits will have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Mirant Mid-Atlantic is an indirect wholly owned subsidiary of Mirant. Mirant Mid-Atlantic's membership interests are not publicly traded. In 2002 and 2001, we paid $312 million and $141 million, respectively, in dividends to our parent companies. See "Liquidity and Capital Resources" in Item 7 and Note 5 to our financial statements for a description of restrictions on our ability to pay dividends. We have no equity compensation plans under which we issue our membership interests.

ITEM 6.  SELECTED FINANCIAL DATA

     The information set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our historical consolidated financial statements and the notes thereto. The selected financial data has been derived from our consolidated financial statements. Our consolidated financial statements for the year ended December 31, 2001 and for the period from July 12, 2000 to December 31, 2000 have been restated. See Note 3 to our consolidated financial statements. Prior to the acquisition of our facilities from PEPCO, which occurred on December 19, 2000, we had no operating history.

                            SELECTED FINANCIAL DATA

                                                       YEARS ENDED
                                                       DECEMBER 31,           RESTATED
                                                   --------------------      PERIOD FROM
                                                             RESTATED     JULY 12, 2000 TO
                                                    2002       2001       DECEMBER 31, 2000
                                                   ------   -----------   -----------------
                                                                (IN MILLIONS)
STATEMENT OF OPERATIONS DATA:
Operating revenues...............................  $  815     $1,024         $        40
Net income.......................................     185        168                   5
BALANCE SHEET DATA (AT END OF PERIOD):
Total assets.....................................   3,131      3,131               3,038
Member's equity..................................   3,054      2,920               2,804

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto, which are included elsewhere in this report. The accompanying consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed below under "Mirant Restructuring," Mirant is currently in discussions with certain of its lenders regarding the extension of the maturities of a substantial portion of its indebtedness. If such restructuring efforts are not successful, Mirant would likely be required to seek bankruptcy court or other protection from its creditors, and if Mirant seeks such protection, we believe it is likely that we would seek similar protection. The Company's consolidated financial statements do not reflect adjustments that might be required if the Company is unable to continue as a going concern. See Note 1 to the Company's consolidated financial statements included elsewhere in this report.

OVERVIEW AND BACKGROUND

     We are an independent power provider and an indirect wholly owned subsidiary of Mirant. We were formed as a Delaware limited liability company on July 12, 2000. We, along with our subsidiaries, began operations on December 19, 2000 in conjunction with the acquisition of our facilities from PEPCO.

     Prior to October 1, 2002, ninety-nine percent of our membership interests were owned by Mirant Mid-Atlantic Investments, LLC and one percent of our interests were owned by Mirant Mid-Atlantic Management, Inc., which were both direct wholly owned subsidiaries of Mirant Americas Generation. Effective October 1, 2002, all of our membership interests were transferred to Mirant Americas Generation. Mirant Americas Generation is an indirect wholly owned subsidiary of Mirant, our ultimate parent.

     We and our subsidiaries, along with two of our affiliates, Mirant Potomac River and Mirant Peaker, own or lease approximately 5,256 megawatts ("MW") of electricity generating capacity in the Washington D.C. area. Beginning August 1, 2001, we sold all of our capacity and energy pursuant to the ECSA with Mirant Americas Energy Marketing, also a subsidiary of Mirant (see Note 5 to our financial statements contained elsewhere in this report) that provided us with payments for our committed capacity and energy at prices that were not directly linked to market prices. Effective May 1, 2003, we agreed to terminate the ECSA and sell all of our capacity and energy under a Power and Fuel Agreement to Mirant Americas Energy Marketing at market prices. Under this agreement, Mirant Americas Energy Marketing resells our energy products in the PJM spot and forward markets and to other third parties. The Company is paid the amount received by Mirant Americas Energy Marketing for such capacity and energy. As was true with the ECSA, under the Power and Fuel Agreement, we have credit exposure to Mirant Americas Energy

Marketing for essentially all of our revenues. We also operate approximately 806 MW of electric generating capacity for a third party under an operations and maintenance agreement.

     Under the terms of the ECSA, the Company supplied all of the capacity and energy of its facilities to Mirant Americas Energy Marketing. For the period from August 1, 2001 to December 31, 2001, Mirant Americas Energy Marketing contracted to purchase 100% of the output of the Company's facilities. For 2002 and 2003, Mirant Americas Energy Marketing exercised options under the ECSA to purchase 100% of the total output of the Company's facilities.

     Spot and forward power prices in the PJM market have risen since Mirant Americas Energy Marketing exercised its option to purchase capacity and energy under the ECSA for 2003. The termination of the ECSA and the sale of energy and capacity under the Power and Fuel Agreement is expected to result in additional cash flows to Mirant Mid-Atlantic in 2003 based on projected power prices in the PJM Market. In addition, while a portion of the amounts received for the sale of energy and capacity under the ECSA are accounted for as capital contributions, all amounts received under the Power and Fuel Agreement will be accounted for as revenues.

     Prior to entering into the ECSA effective August 1, 2001, the Company sold its power to Mirant Americas Energy Marketing pursuant to a master sales agreement. Under this agreement, the price the Company received was based on the market price for energy in the PJM market at the time the energy was delivered. The Company also sold power to Mirant Americas Energy Marketing under short-term fixed price contracts.

     Our affiliated companies, Mirant Potomac River and Mirant Peaker, also entered into fixed rate power purchase agreements with Mirant Americas Energy Marketing in August 2001 on the same terms and effective over the same period as the ECSA outlined above. These agreements were also terminated effective May 1, 2003. These affiliates have also entered into new power sales, fuel supply and services agreements on the same terms and for the same period as the Company's Power and Fuel Agreement with Mirant Americas Energy Marketing. Through a capital contribution agreement between Mirant and us, any excess cash available from the operations of these affiliated companies is paid as a dividend to Mirant, which in turn makes a capital contribution to us for the same amount.

     We and our subsidiaries have entered into a number of service agreements with subsidiaries of Mirant for the procurement of fuel, labor and administrative services essential to operating our business. These agreements are primarily with Mirant, Mirant Americas Energy Marketing and Mirant Services. See below under "ECSA with Mirant Americas Energy Marketing," "Power Sale, Fuel Supply and Services Agreement" and Note 5 to our financial statements for a description of these agreements.

MIRANT RESTRUCTURING

     Mirant has incurred substantial indebtedness on a consolidated basis to finance its business. As of December 31, 2002, Mirant's total consolidated indebtedness was $8.9 billion (approximately $4.4 billion of which was recourse to Mirant). Mirant does not expect that its cash flows from operations will cover all of its capital expenditures, interest payments and debts as they mature. Mirant is working on a restructuring plan pursuant to which it will ask certain of its and its subsidiaries' creditors to defer repayments of principal. Those creditors include holders of approximately $4.5 billion of bank facilities and capital markets debt of Mirant and approximately $800 million of bank and capital markets debt of Mirant Americas Generation. In connection with any such refinancing or extension, Mirant expects to offer security interests in substantially all of its and its subsidiaries' unencumbered assets. In addition, the lenders under the Mirant bank facilities have waived compliance with certain covenants of those facilities through May 29, 2003. The terms of the waiver provide for an additional extension, to July 14, 2003, with the prior written consent of lenders representing a majority of the committed amount under each facility. Upon expiration or termination of the waiver, the lenders under the respective bank facilities would be able to restrict the issuance of additional letters of credit and/or declare an event of default and, after the respective cure or grace period, accelerate the indebtedness under such bank facilities. An acceleration of indebtedness under the Mirant bank facilities would cross accelerate approximately $910 million of Mirant capital markets and other indebtedness. In the event that Mirant is unable to restructure a substantial portion of its indebtedness and/or there is an acceleration of Mirant debt, Mirant would likely be required to seek bankruptcy court or other protection from its creditors. In the event that Mirant seeks such protection, we believe it is likely that we would seek similar protection.

RESTATEMENT OF FINANCIAL STATEMENTS

     This report contains restated consolidated financial statements of the Company as of December 31, 2001 and for the year ended December 31, 2001 and the period from July 12, 2000 (inception) to December 31, 2000 to reflect certain errors the Company identified in its previously issued financial statements. The errors relate to accounting for derivative financial instruments designated as hedging instruments which did not qualify for hedge accounting treatment and an adjustment to the valuation of assets acquired and liabilities assumed by Mirant Americas Energy Marketing when applying purchase accounting to the PEPCO acquisition.

     The nature of the errors and the adjustments that the Company has made to its financial statements for year ended December 31, 2001 and the period from July 12, 2000 to December 31, 2000 are set forth in Note 3 of Notes to Consolidated Financial Statements in Item 8 of this report.

     The net impact of the adjustments include the following:

     - A $110 million increase to member's interest and a corresponding increase in goodwill, other intangible assets, net and other asset accounts as of December 31, 2000; and

     - An $8 million reduction to net income in 2001.

INTERIM FINANCIAL INFORMATION

     The Company is in the process of restating its interim financial information for each of the quarterly periods in 2001 and 2002. Upon completion of the quarterly financial information, the Company expects to prepare and file amended Form 10-Q's for each of the first three quarters in 2002.

RESTRUCTURING CHARGES

     In 2002, Mirant adopted a restructuring plan in response to constrained access to capital and changes in market conditions. This plan was designed to restructure its worldwide operations, including those of the Company, by selling certain generating facilities, canceling or suspending planned power plant developments, closing business development offices and severing employees. The severance costs and other employee termination-related charges associated with the restructuring at the Company's locations were paid by Mirant Services and billed to Mirant Mid-Atlantic. We recorded $5 million of restructuring charges primarily related to severance costs during the year ended December 31, 2002. Management cannot determine at this time the extent to which additional restructuring by Mirant will impact the Company.

REVENUES

     The majority of our revenues were derived from sales to our affiliate, Mirant Americas Energy Marketing, of capacity and energy from the generating facilities owned or leased by us. Mirant Americas Energy Marketing in turn sells the energy under fixed price agreements or markets the energy in the spot and forward markets in the PJM or other nearby competitive power markets. The market for wholesale electric energy in the PJM is largely deregulated. With the termination of the ECSA, our revenues and results of our operations will depend upon prevailing market prices for energy and capacity in the PJM and other nearby competitive markets to the extent that Mirant Americas Energy Marketing has not entered into fixed price agreements to sell our energy and capacity. Under our new agreement with Mirant Americas Energy Marketing effective May 1, 2003, the revenues we receive are based on the amounts received by Mirant Americas Energy Marketing for our capacity and energy.

  ECSA WITH MIRANT AMERICAS ENERGY MARKETING

     During 2002, our fixed price agreement, the ECSA, with Mirant Americas Energy Marketing represented approximately 96% of our operating revenues. The majority of the remainder of our revenues represented fees earned for operating approximately 806 MW of electric generating capacity for a third party under an operations and maintenance agreement.

     At the inception date of the ECSA, the pricing under the ECSA was favorable to us and our affiliates when compared to estimated market rates in the PJM for power to be delivered over the initial term of the agreement. The estimated market rates were based on quoted market prices in the PJM, as adjusted upwards by approximately 12% for what the Company believed, at the time, to be temporary anomalies in the quoted market prices based on projected demand growth and other factors expected to affect demand and supply in the PJM market through 2002. The market had experienced unusual fluctuations in market prices because of low prices for natural gas, which is generally the fuel used to set prices in the PJM. The Company did not believe that natural gas prices would remain depressed through the end of 2002.

     At inception of the ECSA, the aggregate amount attributable to the favorable pricing variance was approximately $167 million. The amount related specifically to our owned or leased facilities of $120 million was accounted for as both an addition to member's interest and an offsetting capital contribution receivable pursuant to the ECSA in our financial statements. When we entered into the agreement, we assumed that in 2002 Mirant Americas Energy Marketing would elect to take the contracted minimum 75% of the capacity and output of the Company's facilities provided for in the ECSA. In January 2002, Mirant Americas Energy Marketing exercised its option to increase the committed capacity to 100% of the total output of the Company's facilities. As a result, the Company recorded an additional equity contribution of $53 million in the first quarter of 2002 attributable to the favorable pricing terms of this additional 25% of the capacity and output. This adjustment is also reflected in our financial statements as both an addition to member's interest and an offsetting capital contribution receivable pursuant to the ECSA.

     The contractual amounts payable under the ECSA in excess of the amount of revenue recognized were $139 million in 2002 and $33 million for the period from August 1, 2001 to December 31, 2001. These amounts are generally received in the month following the month the related revenue is recognized and are recorded as a reduction of the capital contribution receivable pursuant to the ECSA when received. During the year ended December 31, 2002 and the period from August 1, 2001 to December 31, 2001, the Company received $129 million and $29 million, respectively, under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $136 million at December 31, 2002, of which $15 million represents amounts received subsequent to December 31, 2002 related to the revenue recognized prior to that date and $121 million relates to 2003.

     The revenues recognized under the ECSA were not adjusted for subsequent changes in market prices after the options were exercised. As a result, amounts recognized as revenue under the ECSA did not necessarily reflect market prices at the time the energy was delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA exceeded the amounts based on current market prices by approximately $179 million and $79 million for the year ended December 31, 2002 and for the period from August 1, 2001 to December 31, 2001, respectively.

     In November 2002, Mirant Americas Energy Marketing exercised its option under the ECSA to purchase 100% of the Company's capacity and energy in 2003 at contracted rates in the ECSA. The pricing under the ECSA was favorable to us when compared to estimated market rates in the PJM for power to be delivered in 2003. As a result, the Company recorded $121 million as an addition to member's interest and an offsetting capital contribution receivable pursuant to the ECSA in the fourth quarter of 2002 attributable to the favorable pricing terms for 2003.

     Effective May 1, 2003, we agreed to terminate the ECSA and sell all of our capacity and energy under a power sale, fuel supply and service agreement ("Power and Fuel Agreement") to Mirant

Americas Energy Marketing at market prices, the terms of which are described below under "-- Power Sale, Fuel Supply and Services Agreement." Under this agreement Mirant Americas Energy Marketing resells our energy products in the PJM spot and forward markets and to other third parties. The Company is paid the amount received by Mirant Americas Energy Marketing for such capacity and energy.

     Over the term of the ECSA, PJM market prices have tended to be lower than the prices received from Mirant Americas Energy Marketing under the ECSA. However, as a result of higher spot prices in the PJM in the first quarter of 2003, had we received market prices for our energy, we would have received approximately $71 million more in cash flows than we received under the ECSA. For the remainder of 2003 as a whole, the forward price curves at March 31, 2003 indicate that cash flows received under the Power and Fuel Agreement are expected to exceed those under the ECSA. Following the termination of the ECSA effective May 1, 2003, the Company will reverse the remaining capital contribution receivable pursuant to the ECSA that is attributable to periods after April 30, 2003.

POWER SALE, FUEL SUPPLY AND SERVICES AGREEMENT

     Effective May 1, 2003, the Company entered into the Power and Fuel Agreement with Mirant Americas Energy Marketing. Our subsidiary, Mirant Chalk Point, and our affiliates Mirant Peaker and Mirant Potomac River also entered into power sale, fuel supply and services agreements on substantially similar terms. Our Power and Fuel Agreement replaces our master power sales agreement, including the ECSA, and our services and risk management agreements with Mirant Americas Energy Marketing.

     The Power and Fuel Agreement provides that Mirant Americas Energy Marketing purchases all of the energy and capacity of our facilities and pays us the amount received by Mirant Americas Energy Marketing for the resale of such products, services or capacity. Mirant Americas Energy Marketing is responsible for scheduling the output of our generating facilities.

     Mirant Americas Energy Marketing provides all requirements fuel supply, including fuel oil, gas and coal, for our generating facilities, except for fuel supplied by third parties for the Morgantown facility. We pay Mirant Americas Energy Marketing the market price for natural gas, including transportation, used at any of our facilities. We pay Mirant Americas Energy Marketing a price based on an index price plus a transportation charge for fuel oil used at the Chalk Point facility. For all other fuel oil, we pay Mirant Americas Energy's actual cost. We reimburse Mirant Americas Energy Marketing for coal, including transportation, at Mirant Americas Energy Marketing's cost.

     Upon our request, Mirant Americas Energy Marketing procures all emissions credits necessary for the operation of our generating facilities and sells excess credits. Mirant Americas Energy Marketing charges its actual cost of acquiring the credits and remits the proceeds of any emission credit sales to us.

     Upon our request, Mirant Americas Energy Marketing procures or advises us to procure business interruption insurance and forced outage insurance. The cost of insurance is charged to us.

     Mirant Americas Energy Marketing enters into third party bilateral contracts, forward sales, and financial products (including futures, swaps and option contracts) for us. The costs, including third party broker costs, transaction fees, and gains and losses related to the bilateral contracts, forward sales and financial products are charged to or paid to us.

     We will pay Mirant Americas Energy Marketing a monthly service fee. Mirant Americas Energy Marketing is not entitled to any bonus payments under the Power and Fuel Agreement. The Power and Fuel Agreement expires December 31, 2003.

  SEASONALITY

     Our revenues are generally affected by seasonal changes in weather conditions. Peak demand for electricity typically occurs during the summer months, caused by the increased use of air-conditioning. Cooler than normal temperatures during months that are normally warm may lead to reduced use of air-conditioners, which would reduce the short-term demand for energy and result in a reduction in wholesale prices. Although the fixed price we received under the ECSA reduced the impact of seasonality on the price we received for our energy from August 1, 2001 to April 30, 2003, our revenues subsequent to April 30, 2003 are expected to be generally affected by seasonal changes now that our revenues are based on market prices.

EXPENSES

     Our costs primarily consist of the ongoing maintenance and operation of the generating facilities owned or leased by us, capital expenditures needed to ensure their continued reliable, safe and environmentally compliant operation and our obligation to make rental payments on our leased facilities. A significant portion of our operating expenses result from transactions with related parties, primarily Mirant Americas Energy Marketing, Mirant Americas, Inc. ("Mirant Americas"), Mirant Services and Mirant.

     Cost of fuel and emission credits for our generating facilities are our largest expenses representing over 50% of our operating expenses. Most of our fuel cost results from transactions with Mirant Americas Energy Marketing under our fuel supply agreements, the cost of which is charged to us based upon actual costs incurred by them. In addition, we obtain fuel under a long-term supply contract with a third party.

     We have other related party agreements for labor, and general and administrative services. These services are essential to the operations of our business and represent less than 15% of our operating expenses. Management believes these costs are reasonable and substantially similar to costs we would incur on a stand-alone basis.

     Our other operating expenses are primarily for operating leases, maintenance costs, depreciation and amortization of our long-lived assets and certain general and administrative expenses, such as audit and legal fees.

RESULTS OF OPERATIONS

     Our operating revenues and expenses from affiliates and non-affiliates aggregated by classification are as follows (in millions):

2002                                                      AFFILIATES   NON-AFFILIATES   TOTAL
----                                                      ----------   --------------   -----
Operating revenues......................................     $784          $  31        $815
                                                             ----          -----        ----
Operating expenses:
  Cost of fuel, electricity and other products..........      289             57         346
  Generation facilities lease...........................       --             96          96
  Depreciation and amortization.........................       --             46          46
  Maintenance...........................................       22             23          45
  Selling, general and administrative...................       30             10          40
  Other operating.......................................       34             48          82
                                                                                        ----
Operating income........................................                                 160
Other income, net.......................................       26             --          26
                                                                                        ----
Provision for income taxes..............................       --              1           1
Net income..............................................                                $185
                                                                                        ====

2001 (RESTATED)                                          AFFILIATES   NON-AFFILIATES   TOTAL
---------------                                          ----------   --------------   ------
Operating revenues.....................................     $999          $  25        $1,024
                                                            ----          -----        ------
Operating expenses:
  Cost of fuel, electricity and other products.........      534              1           535
  Generation facilities lease..........................       --             96            96
  Depreciation and amortization........................       --             77            77
  Maintenance..........................................       23             30            53
  Selling, general and administrative..................       19             20            39
  Other operating......................................       30             40            70
                                                                                       ------
Operating income.......................................                                   154
Other income (expense), net............................       16             (1)           15
Provision for income taxes.............................       --              1             1
                                                                                       ------
Net income.............................................                                $  168
                                                                                       ======

  2002 VERSUS 2001

     Operating revenues. Our operating revenues for the year ended December 31, 2002, were $815 million, compared to $1,024 million for the same period in 2001. This decrease of $209 million, or 20%, occurred in spite of a 10% increase in megawatt-hours generated, from 15.4 million in 2001 to 16.9 million in 2002. The decrease is primarily due to the termination of certain short-term fixed price contracts with Mirant Americas Energy Marketing during a period of declining prices. During the first seven months of 2001, the Company sold all of its generation to Mirant Americas Energy Marketing at PJM spot prices. In order to reduce exposure to spot market prices, the Company entered into additional, short-term fixed price contracts, under which it received a fixed price from Mirant Americas Energy Marketing for a defined volume of electricity. As the Company had committed to sell all of its generation at spot market prices to Mirant Americas Energy Marketing, it was required to purchase volumes of electricity to cover the short-term fixed price sales contracts. Purchases of these matching volumes of electricity were made at a combination of fixed prices and spot prices. As a result of these transactions, the Company received a portion of its revenue at fixed prices rather than spot prices. In August 2001, the Company terminated these short-term fixed price contracts with Mirant Americas Energy Marketing. In addition, revenues from non-affiliates under operations and maintenance services to the Benning and Buzzard Point generating facilities increased by $5 million, or 20%, due to higher charges for an increase in fuel burned at these facilities.

     Operating expenses. Operating expenses for the year ended December 31, 2002 were $655 million, compared to $870 million in 2001. The following factors were primarily responsible for the decrease of $215 million in operating expenses.

     - Cost of fuel, electricity and other products for the year ended December 31, 2002 was $346 million, compared to $535 million in 2001. This decrease of $189 million, or 35%, was primarily attributable to the termination in August 2001 of fixed price contracts with Mirant Americas Energy Marketing, as described above. In addition, a reduction in the proportion of generation by less efficient cycling units reduced fuel costs per megawatt hour in the year ended December 31, 2002, as compared to the same period in 2001. These decreases were partially offset by the cost of the additional fuel usage arising from higher generation volumes in the year ended December 31, 2002, as compared to the same period in 2001.

     - Depreciation and amortization expenses for the year ended December 31, 2002 were $46 million, compared to $77 million in 2001. The decrease of $31 million was primarily a result of the elimination of goodwill amortization from the implementation of Statement of Financial Accounting

       Standards No. 142, "Goodwill and Other Intangible Assets." In 2001, goodwill and trading rights amortization was $34 million.

     - Maintenance expenses for the year ended December 31, 2002 were $45 million, compared to $53 million in 2001. This decrease of $8 million was primarily due to cost savings measures including a reduction in planned overhauls and to efficiency savings.

     - Other operating expenses for the year ended December 31, 2002 were $82 million, compared to $70 million in 2001. This increase of $12 million was primarily due to increased property taxes and higher insurance costs. Property taxes were higher in 2001 as a result of the full-year effect of the increase in assessed values from July 1, 2001, following the acquisition of assets from PEPCO. The higher insurance costs reflect the current insurance climate for the power sector.

     Other income, net. Other income, net for the year ended December 31, 2002, was $26 million, compared to $15 million in 2001. This increase of $11 million was primarily due to the conversion of the note payable to Mirant Americas Generation into equity in January 2002, which eliminated the interest expense associated with this note payable for 2002.

  2001 VERSUS 2000

     Prior to December 19, 2000 we had no operating history. Prior to the acquisition of our facilities from PEPCO, our facilities were fully integrated with PEPCO's utility operations and all results of operations were consolidated into PEPCO's financial statements. Due to the regulated nature of PEPCO's utility operations and the differences inherent in the manner in which we operate our generating facilities in the PJM market, historical financial results prior to December 19, 2000 are not meaningful or indicative of our ability to operate our assets or to generate revenues. As a result, we have not included a discussion of a comparison of our results for 2001 to prior periods.

LIQUIDITY AND CAPITAL RESOURCES

  CASH FLOWS

     Historically, we have obtained cash from our operations, issuances of debt, capital contributions from Mirant, and capital contributions pursuant to the ECSA. These funds have been used to finance operations, service debt obligations, fund acquisitions, finance capital expenditures and meet other cash and liquidity needs. The cash flows received from Mirant Americas Energy Marketing as a capital contribution pursuant to the ECSA have been recorded in the accompanying consolidated statements of cash flows as a financing activity.

     Our cash flows related to revenues recognized from our affiliates and non-affiliates, and the related capital contribution received pursuant to the ECSA generally were received in the month following recognition in the income statement. Our cash payments related to services rendered by our affiliates and non-affiliates generally are paid in the month following the month the services are recorded as an expense.

     Net cash provided by operating activities totaled $204 million in 2002, as compared to $119 million in 2001. This increase of $85 million was due to an increase in net income of $17 million, a decrease of $25 million in the amount of lease rent paid and the timing of payments for affiliate receivables and fuel stock, which increased cash flow by $45 million and $78 million, respectively. These increases in cash flow were partially offset by a decrease in non-cash charges of $59 million.

     Net cash used in investing activities totaled $17 million in 2002, as compared to $109 million in 2001. During 2002, our investment activities were attributable to capital expenditures of $46 million and the net repayment of notes receivable from affiliates of $29 million. In 2001, our investment activities were attributed primarily to capital expenditures of $47 million and the net issuance of notes receivable from affiliates of $29 million.

     Net cash used in financing activities totaled $144 million in 2002, as compared to $32 million in 2001. This change was primarily due to an increase in dividends paid from $141 million in 2001 to $312 million in 2002 and partially offset by an increase in the capital contribution received pursuant to the ECSA from $29 million in 2001 to $129 million in 2002. Capital contributions from Mirant increased from $25 million in 2001 to $39 million in 2002. In addition, we issued notes payable to affiliates of $55 million in 2001.

     Our cash position, projected cash flows from operations and projected capital contributions related to Mirant Peaker and Mirant Potomac River (see below and Note 5 of "Notes to Consolidated Financial Statements") are expected to provide sufficient liquidity for our operations, working capital needs and capital expenditures for the next 12 months. However, as discussed above under "Mirant Restructuring," if Mirant is required to seek bankruptcy court or other protection from its creditors, we believe it is likely that we would seek similar protection.

  NOTES RECEIVABLE FROM AFFILIATES

     In December 2000, Mirant Potomac River and Mirant Peaker, both wholly owned subsidiaries of Mirant, borrowed approximately $223 million from the Company to finance their acquisition of generation facilities from PEPCO (see Note 5 of "Notes to Consolidated Financial Statements"). The notes receivable are unsecured and are due on December 30, 2028 with 10% per annum interest payable semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12% per annum. Up to $8 million per year may be prepaid at the election of the borrower. Interest earned by the Company from Mirant Potomac River and Mirant Peaker was $23 million for each of the years ended December 31, 2002 and 2001 and $1 million for the period from July 12, 2000 (inception) through December 31, 2000.

     During 2002, the Company participated in a separate cash management agreement with Mirant (see Note 5 of "Notes to Consolidated Financial Statements"), whereby any excess cash was transferred to Mirant pursuant to a note agreement which was payable upon demand. During the fourth quarter of 2002, this cash management agreement was terminated and all outstanding advances were repaid.

  CAPITAL CONTRIBUTION AGREEMENT WITH MIRANT

     Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker make distributions to Mirant at least once per quarter, if funds are available. Distributions are equal to cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to the Company. For the years ended December 31, 2002 and 2001, total capital contributions received by us under this agreement totaled $39 million and $25 million, respectively.

     If, as a result of its inability to restructure a substantial portion of its indebtedness or otherwise, Mirant seeks bankruptcy court or other protection from its creditors, then Mirant's ability to make such contributions or cause such contributions to be made could be adversely affected.

  RESTRICTIONS ON ADDITIONAL INDEBTEDNESS AND PAYMENT OF DIVIDENDS

     Pass through certificates in the aggregate principal amount of $1.224 billion were issued in December 2000 in connection with the acquisition by the owner lessors of the Morgantown and Dickerson generating facilities. We have entered into long-term leases for these facilities. The pass through certificates are not our direct obligations. However, because the operating lease payments made by us for the Morgantown and Dickerson generating facilities support the ultimate lessor notes for the facilities, the pass through certificates restrict our ability to incur further indebtedness in certain circumstances. If the form or purpose of indebtedness is not specifically permitted by the lease agreement, additional indebtedness cannot be incurred unless each of Moody's Investors Service ("Moody's") and Standard & Poors ("S&P") confirms the then current rating for the pass through certificates; provided, however, that if the certificates are rated by either agency as below investment grade, the additional indebtedness may not be incurred unless Mirant Mid-Atlantic meets certain coverage ratios. As of April 25, 2003, all ratings of the pass through certificates by Moody's and S&P, as well as Fitch, Inc. ("Fitch"), were non-investment grade.

     The pass through certificates also restrict Mirant Mid-Atlantic's ability to make certain payments. Among the limitations is a prohibition on dividend payments to our parent unless certain coverage ratios are met. Specifically, in order to make a dividend distribution the fixed charge coverage ratio under the pass through certificates must exceed 1.7 to 1.0 for the most recently ended four fiscal quarter period as well as for each of the next two periods of four fiscal quarters (a total of eight quarters).

     Spot and forward power prices in the PJM market have risen since Mirant Americas Energy Marketing exercised its option to purchase capacity and energy under the ECSA for 2003. The termination of the ECSA and the sale of energy and capacity under the Power and Fuel Agreement is expected to result in additional cash flows to Mirant Mid-Atlantic in 2003 based on projected power prices in the PJM. In addition, while a portion of the amounts received for the sale of energy and capacity under the ECSA are accounted for as capital contributions, all amounts received under the Power and Fuel Agreement will be accounted for as revenues. Thus, such amounts will be included as revenues in the calculation of the fixed charge coverage ratio under the pass through certificates, in contrast to the capital contribution component of the amounts received under the ECSA which is excluded from such calculation. As of March 31, 2003, the fixed charge coverage ratio under the pass through certificates, for the most recently ended four fiscal quarters, is estimated to be approximately 1.6 to 1.0, less than the
1.7 to 1.0 required to make distributions under the terms of the pass through certificates. Management does not expect to meet the distribution test until delivery of financial statements for the fiscal quarter ended September 30, 2003, based on current projections. At that time management expects that we will be able to make distributions, although there can be no assurance that such expectation will prove correct. If the ECSA had not been terminated, based on current projections of fuel and power prices, the fixed charge coverage ratio was expected to remain below 1.7 to 1.0 through year end 2003.

  OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

     As of December 31, 2002 the Company has lease obligations and fuel and transportation purchase commitments as follows (in millions):

                                                            CONTRACTUAL CASH OBLIGATIONS BY YEAR
                                                   ------------------------------------------------------
                                                   TOTAL    2003   2004   2005   2006   2007   THEREAFTER
                                                   ------   ----   ----   ----   ----   ----   ----------
Operating lease obligations(1)...................  $2,772   $154   $125   $119   $108   $114     $2,152
Fuel purchase and transportation
  commitments(2).................................     509     93     99    101    107    109         --
                                                   ------   ----   ----   ----   ----   ----     ------
    TOTAL........................................  $3,281   $247   $224   $220   $215   $223     $2,152
                                                   ======   ====   ====   ====   ====   ====     ======

---------------

(1) Substantially all of these obligations relate to the Morgantown and Dickerson facilities (see Note 10 of "Notes to Consolidated Financial Statements"). Upon an event of default by Mirant Mid-Atlantic, the lessors are entitled to a termination value payment as defined in the agreements, which, in general, decreases over time. At December 31, 2002, the termination value was approximately $1.5 billion. Upon expiration of the original lease term, the termination value will be $300 million.

(2) This commitment relates to the minimum fuel purchase and transportation commitments at the Morgantown facility, which became effective in July 2002.

 MORGANTOWN AND DICKERSON LEASES

     In connection with our acquisition of PEPCO's generating assets, several owner lessors each own undivided interests in the Dickerson and Morgantown baseload generating assets. We have entered into long-term leases for each of these undivided interests. The leases were part of a leveraged lease that raised approximately $1.5 billion, which was used by the owner lessors to acquire the undivided interests in the lease facilities and to pay the lease transaction expenses.

     The subsidiaries of the institutional investors who hold the membership interests in the owner lessors are called owner participants. Equity funding by the owner participants plus transaction expenses paid by the owner participants totaled $299 million. The issuance and sale of pass through certificates raised the remaining $1.224 billion.

     Pass through certificates in the aggregate principal amount of $1.224 billion were issued on December 18, 2000. The pass through certificates are not our direct obligations. Each pass through certificate represents a fractional undivided interest in one of three pass through trusts formed pursuant to three separate pass through trust agreements between State Street Bank and Trust Company of Connecticut, National Association, as pass through trustee, and us.

     The property of the pass through trusts consists of lessor notes. The lessor notes were issued in connection with eleven separate leveraged lease transactions with respect to each lessor's undivided interest in either (i) the Dickerson electric generating baseload units 1, 2 and 3 and related assets or
(ii) the Morgantown electric generating baseload units 1 and 2 and related assets. The lessor notes issued by an owner lessor are secured by that owner lessor's undivided interest in the lease facilities and its rights under the related lease and other financing documents.

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

     Although neither the certificates nor the lessor notes are obligations of, or guaranteed by us, the amount unconditionally payable by us under the leases of the leased facilities will be at least sufficient to pay in full when due all payments of principal, premium, if any, and interest on the lessor notes. Our lease obligations are not obligations of, or guaranteed by, our indirect parent, Mirant, or any of its other affiliates. However, Mirant has arranged a letter of credit to provide for the rent payment reserve required in connection with this lease transaction in the event we are unable to pay our lease payment obligations.

  NOX ALLOWANCES

     Our generating facilities are subject to the northeast ozone transport region NOx allowance cap and trade regulatory program. As part of that regulatory program, the various state regulations allocate NOx emission allowances to covered facilities, and if the allocated allowances are not sufficient to cover actual NOx emissions, facilities must purchase NOx allowances from other facilities. We presently purchase additional NOx allowances in addition to our allocation to cover our emissions. Due to the NOx SIP Call Rule promulgated by the EPA, we expect that the number of allowances allocated to our plants will decrease in 2003 and that the market price may increase in 2003 and in subsequent years for the NOx allowances we will need to purchase. There can be no assurance that the additional cost we may incur will be recoverable from the revenues we realize.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The accounting policies described below are considered critical in obtaining an understanding of Mirant Mid-Atlantic's consolidated financial statements because their application requires significant estimates and judgments by management in preparing these consolidated financial statements. Management's estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management believes that the following critical accounting policies and the underlying estimates and judgments involve a higher degree of complexity than others. Management discussed the development, selection and disclosure of these critical accounting policies with the Company's Board of Managers.

  ACCOUNTING FOR DERIVATIVE INSTRUMENTS

     Derivative financial instruments used for economic hedging and commodity price risk management purposes that do not meet the hedge accounting criteria under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133"), are recorded at fair value as an adjustment to revenue or cost of fuel, electricity and other products. The commodity related derivatives we use are primarily valued through quoted market prices and quantitative models. To the extent that quantitative models are used to value the derivative instruments we are required to estimate future prices, price correlation, interest rates and market volatility. In addition, these estimates reflect the potential impact of liquidating our position in an orderly manner over a reasonable period of time under present market conditions. The amounts we report as revenue or cost of fuel, electricity and other products change as these estimates are revised to reflect actual results, changes in market conditions or other factors, many of which are beyond our control. As of December 31, 2002, the fair value of our net derivative financial instrument assets, which are marked to market, was approximately $20 million.

  LONG-LIVED ASSETS

     We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset's carrying value over its fair value, which generally represents the discounted future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell.

     We believe that the accounting estimates related to the impairment testing are critical accounting estimates because they are highly susceptible to change from period to period because determining the forecasted future cash flows related to the assets requires management to make assumptions about future revenues, competition, operating costs and forward commodity prices over the life of the assets. Our assumptions about future sales, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future.

     In deriving our estimates of forecasted future cash flows, we use our financial forecasts, which are developed based on forward price curves in the near-term liquid period, up to 36 months, and long run marginal cost assumptions for future periods in the plan.

GOODWILL AND INTANGIBLE ASSETS

     In accordance with SFAS No. 142, we evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually and periodically if indicators of impairment are present. SFAS No. 142 requires that if the fair value of a reporting unit is less than its carrying value including goodwill (Step I), an impairment charge for goodwill must be recognized. The impairment charge is calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value (Step II).

     Upon adopting SFAS No. 142, Mirant Mid-Atlantic defined its reporting unit, as required by the Statement, for purposes of testing goodwill for impairment. Mirant Mid-Atlantic defined its reporting unit as the Company as a whole. The reporting unit has specific management that is held responsible for decision-making for a set of components representing the reporting unit. This reporting unit reflects the way the Company manages its business.

     Upon adoption of SFAS No. 142 on January 1, 2002 we reviewed our goodwill for impairment at that date. We computed the fair value as the sum of the discounted future cash flows applicable to our reportable segment's assets. Based on that analysis, we determined that the fair value of our reportable segment exceeded its carrying value including goodwill and accordingly concluded that no impairment charge was required.

     In connection with our annual impairment assessment as of October 31, 2002, we tested our reporting unit for impairment. The result of the impairment analysis indicated that no impairment was necessary. At December 31, 2002 we had $1.3 billion of goodwill on our consolidated balance sheet. We believe that the accounting estimates related to determining the fair value of goodwill and any resulting impairment are critical accounting estimates because they are highly susceptible to change from period to period because determining the forecasted future cash flows related to the assets requires management to make assumptions about future revenues, operating costs and forward commodity prices over the life of the assets. Our assumptions about future sales, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future. Due to the subjective nature of our goodwill impairment analysis we have provided certain critical assumptions used in our analysis for our reporting unit as follows:

     - Forward prices of electricity and natural gas -- We used the forward market curves that are used by Mirant for mark-to-market accounting and that are regularly checked by Mirant's Risk Control group against broker quotes and exchange closing prices. Typically, the liquidity of these forward markets decreases significantly as maturity increases. Liquid market data is generally available in the first 36-48 months for natural gas prices and 24-36 months for power prices. Our forecast is a 10-year estimate and for periods outside the liquid market we construct the forward prices using data available from third parties and our market knowledge. As such, our estimated future cash flows which contribute to the determination of the fair value of our reporting unit are highly sensitive to these price forecasts. For example, if our projected forward gross margins were 8% lower over the forecasted period, the fair value of our Step I analysis would have indicated that our reporting unit was less than its carrying value including goodwill, indicating an impairment was necessary.

     - Asset sales -- Our financial plan assumes no asset sales.

     - Terminal Value -- We assume a terminal value based on the ability to continue plant operations and additional growth from plant expansion or new construction after 2010. We employed a 4% terminal growth rate assumption in the discounted cash flow analysis. This rate was determined considering inflationary growth, historical and projected GDP growth, electricity demand, and generation capacity growth. The sensitivity of the fair value of our projected future cash flows is such that a 100 basis point change in the terminal value growth rate would adjust the value of our projected future cash flows by approximately $580 million.

     - Weighted average cost of capital -- The weighted average cost of capital rate significantly impacts the fair value of our projected future cash flows. We used a weighted average cost of capital of 9% in determining the present value of our projected future cash flows. The rate was determined based on a study of discount rates in the current market used to value similar cash flow streams, specific capital fundamentals related to Mirant Mid-Atlantic and comparable industry group data. The sensitivity of the fair value of our projected future cash flows is such that a 100 basis point move in the rate would adjust the fair value of our projected future cash flows by approximately $860 million.

     The combined subjectivity and sensitivity of our assumptions and estimates used in our goodwill impairment analysis could result in a reasonable person concluding differently on those critical assumptions and estimates resulting in an impairment being indicated.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     The information presented in this Form 10-K includes forward-looking statements in addition to historical information. These statements involve known and unknown risks and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates,"

"believes," "estimates," "predicts," "targets," "potential" or "continue" or the negative of these terms or other comparable terminology.

     Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include: (1) legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; (2) the failure of our assets to perform as expected or the extent and timing of the entry of additional competition in the markets of our subsidiaries and affiliates; (3) our pursuit of potential business strategies, including the disposition of assets, termination of construction of certain projects or internal restructuring; (4) changes in state, federal and other regulations (including rate and other regulations); (5) changes in or application of environmental and other laws and regulations to which we and our subsidiaries and affiliates are subject; (6) political, legal and economic conditions and developments; (7) changes in market conditions, including developments in energy and commodity supply, demand, volume and pricing; (8) weather and other natural phenomena; (9) war, terrorist activities or the occurrence of a catastrophic loss; (10) deterioration in the financial condition of our counterparties and the resulting failure to pay amounts owed to us or perform obligations or services due to us; (11) financial market conditions and the results of Mirant's financial restructuring efforts, including its inability to obtain long-term debt or working capital on terms that are not prohibitive and the effects that would result on our liquidity and business; (12) the direct or indirect effects on our business of a lowering of our credit rating or that of Mirant, Mirant Americas Generation or Mirant Americas Energy Marketing (or actions taken by us or our affiliates in response to changing credit ratings criteria), including, increased collateral requirements to execute our business plan, demands for increased collateral by our current counterparties, curtailment of certain business operations in order to reduce the amount of required collateral, refusal by our current or potential counterparties or customers to enter into transactions with us and our inability to obtain credit or capital in amounts needed or on terms favorable to us; (13) the disposition of the pending litigation described in this Form 10-K; (14) the direct or indirect effects of the "going concern" explanatory paragraph contained in our independent auditors' report and (15) other factors, including the risks discussed elsewhere in this Form 10-K.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievements. We expressly disclaim a duty to update any of the forward-looking statements.

FACTORS THAT COULD AFFECT FUTURE PERFORMANCE

     In addition to the discussion of certain risks in the Management's Analysis of Results of Operations and Financial Condition and the notes to the Company's consolidated financial statements, other factors that could affect the Company's future performance (business, financial condition or results of operations) are set forth below.

  IF MIRANT IS UNABLE TO SUCCESSFULLY RESTRUCTURE ITS DEBT IT WOULD MATERIALLY AND ADVERSELY AFFECT ITS FINANCIAL CONDITION AND WOULD LIKELY CAUSE MIRANT TO SEEK BANKRUPTCY COURT OR OTHER PROTECTION FROM ITS CREDITORS. IF MIRANT SEEKS SUCH PROTECTION, WE BELIEVE IT IS LIKELY THAT WE WOULD SEEK SIMILAR PROTECTION.

     Mirant has incurred substantial indebtedness on a consolidated basis to finance its business. As of December 31, 2002, Mirant's total consolidated indebtedness was $8.9 billion (approximately $4.4 billion of which was recourse to Mirant). Mirant does not expect that its cash flows from operations will cover all of its capital expenditures, interest payments and debts as they mature. Mirant is working on a restructuring plan pursuant to which it will ask certain of its and its subsidiaries' creditors to defer repayments of principal. Those creditors include holders of approximately $4.5 billion of bank facilities and capital markets debt of Mirant and approximately $800 million of bank and capital markets debt of Mirant Americas Generation. In connection with any such restructuring or extension, Mirant expects to offer security interests in substantially all of its and its subsidiaries' unencumbered assets. In addition, the lenders under the Mirant bank facilities have waived compliance with certain covenants of those facilities through May 29, 2003. The terms of the waiver provide for an additional extension, to July 14, 2003, with the prior written consent of lenders representing a majority of the committed amount under each of the facilities. Upon expiration or termination of the waiver, the lenders under the respective bank facilities would be able to restrict the issuance of additional letters of credit and/or declare an event of default and, after the respective cure or grace period, accelerate the indebtedness under such bank facilities. An acceleration of indebtedness under the Mirant bank facilities would cross accelerate approximately $910 million of Mirant capital markets and other indebtedness. In the event that Mirant is unable to restructure a substantial portion of its indebtedness and/or there is an acceleration of Mirant debt, Mirant would likely be required to seek bankruptcy court or other protection from its creditors. In the event that Mirant seeks such protection, we believe it is likely that we would seek similar protection.

  IF MIRANT IS UNABLE TO RESTRUCTURE A SUBSTANTIAL PORTION OF ITS INDEBTEDNESS OR OTHERWISE SEEKS BANKRUPTCY PROTECTION, THEN ITS ABILITY TO CONTRIBUTE CAPITAL TO US UNDER THE CAPITAL CONTRIBUTION AGREEMENTS MAY BE IMPAIRED, WHICH WOULD ADVERSELY AFFECT US.

     Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker make distributions to Mirant at least once per quarter, if funds are available. Distributions are equal to cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to the Company. For the years ended December 31, 2002 and 2001, total capital contributions received by us under this agreement totaled $39 million and $25 million, respectively.

     If, as a result of its inability to restructure a substantial portion of its indebtedness or otherwise, Mirant seeks bankruptcy court or other protection from its creditors, then Mirant's ability to make such contributions or cause such contributions to be made could be adversely affected which would adversely impact us.

  OUR REVENUES AND RESULTS OF OPERATIONS DEPEND IN PART ON MARKET AND COMPETITIVE FORCES THAT ARE BEYOND OUR CONTROL.

     The market for wholesale electric energy and energy services in the PJM market is largely deregulated. We are not guaranteed any rate of return on our capital investments through mandated rates. To the extent that we have not sold our energy and capacity under fixed price agreements, our revenues and results of operations are likely to depend, in large part, upon prevailing market prices for energy and capacity in the PJM market and other competitive markets. These market prices may fluctuate substantially over relatively short periods of time. Among the factors that will influence these prices, all of which are beyond our control, are:

     - prevailing market prices for fuel oil, coal and natural gas;

     - the extent of additional supplies of electric energy and energy services from our current competitors or new market entrants, including the development of new generating facilities that may be able to produce electricity at a lower cost than our generating facilities;

     - the extended operation of nuclear generating plants in the PJM market beyond their presently expected dates of decommissioning;

     - prevailing regulations that affect the PJM market and other competitive markets and regulations governing the independent system operators that oversee these markets, including any price limitations and other mechanisms to address some of the volatility or illiquidity in these markets;

     - weather conditions; and

     - changes in the rate of growth in electricity usage as a result of such factors as regional economic conditions and implementation of conservation programs.

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

  WE ARE RESPONSIBLE FOR PRICE RISK MANAGEMENT ACTIVITIES CONDUCTED BY MIRANT AMERICAS ENERGY MARKETING FOR OUR FACILITIES.

     Mirant Americas Energy Marketing engages in price risk management activities related to our sales of electricity and purchases of fuel and we receive the income and incur the losses from these activities. Mirant Americas Energy Marketing may use forward contracts and derivative financial instruments, such as futures contracts and options, to manage market risks and exposure to fluctuating electricity, coal, oil and natural gas prices, and we bear the gains and losses from these activities. We cannot assure you that these strategies will be successful in managing our pricing risks, or that they will not result in net losses to us as a result of future volatility in electricity and fuel markets.

     Commodity price variability results from many factors, including:

     - weather;

     - illiquid markets;

     - transmission or transportation inefficiencies;

     - availability of competitively priced alternative energy sources;

     - demand for energy commodities;

     - natural gas, crude oil and coal production;

     - natural disasters, wars, embargoes and other catastrophic events; and

     - federal, state and foreign energy and environmental regulation and legislation.

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

  OUR ASSETS HAVE NOT BEEN OPERATED HISTORICALLY ON A COMPETITIVE BASIS AND WE HAVE ONLY A LIMITED HISTORY OF OWNING OR OPERATING OUR ASSETS.

     Substantially all of our business consists of operating the Mirant Mid-Atlantic assets and the leased facilities. Although these assets had a significant operating history prior to the time of their acquisition by us and the owner lessors, they had all been operated as an integrated part of a regulated utility and not on a competitive basis. Therefore, prior to their recent acquisition by us and the owner lessors, the energy generated by these assets had been sold by PEPCO based upon rates set by regulatory authorities rather than market prices. In addition, we have only a limited history of owning or operating our assets. As a result, we cannot assure you:

     - that we will be successful in operating these assets in a competitive environment in which energy rates will be set by market forces, or

     - that these assets will perform as expected or that the revenues generated by them will support the costs of operating them, the capital expenditures needed to maintain them, our obligation to make rental payments under the leases, or our ability to pay the principal amount of and interest on our indebtedness.

     In addition, the only historical financial data available about us is for the period beginning July 12, 2000, when we were formed, and the operating results reflected in this historical financial data only date back to December 19, 2000, when the transaction assets were acquired from PEPCO. A decrease in revenues generated by our facilities or an increase in the costs of operating our facilities could decrease or eliminate funds available to us to make payments on the leases or our other obligations.

  TERRORIST ATTACKS, FUTURE WAR OR RISK OF WAR MAY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, OUR ABILITY TO RAISE CAPITAL OR OUR FUTURE GROWTH.

     Uncertainty surrounding terrorist acts, retaliatory military strikes or a sustained military campaign may impact our operations in unpredictable ways, including changes in insurance markets, disruptions of fuel supplies and markets, particularly oil, and the possibility that infrastructure facilities, including electric generation, transmission and distribution facilities, could be direct targets of, or indirect casualties of, an act of terror. War or risk of war may also have an adverse effect on the economy. The terrorist attacks on September 11, 2001 and the changes in the insurance markets attributable to the terrorist attacks have made it difficult for us to obtain certain types of insurance coverage. As a result, we have chosen to self-insure some of our plants and facilities for acts of terrorism. A lower level of economic activity could also result in a decline in energy consumption, which could adversely affect our revenues or restrict our future growth. Instability in the financial markets as a result of terrorism or war could also affect our ability to raise capital.

  OPERATION OF THE GENERATING FACILITIES INVOLVES RISKS THAT COULD NEGATIVELY AFFECT OUR ABILITY TO MAKE LEASE PAYMENTS TO THE OWNER LESSORS, WHICH, IN TURN, COULD NEGATIVELY AFFECT THE PASS THROUGH TRUSTEE'S ABILITY TO MAKE PAYMENTS DUE UNDER THE CERTIFICATES.

     The operation of our generating facilities involves various operating risks, including:

     - the output and efficiency levels at which those generating facilities perform;

     - interruptions in fuel supply;

     - disruptions in the delivery of electricity;

     - breakdown or failure of equipment (whether due to age or otherwise) or processes;

     - violation of permit requirements;

     - shortages of equipment or spare parts;

     - labor disputes;

     - operator error;

     - curtailment of operations due to transmission constraints;

     - restrictions on emissions; and

     - catastrophic events such as fires, explosions, floods, earthquakes or other similar occurrences affecting power generating facilities.

 MIRANT MAY BE UNABLE TO RETAIN PERSONNEL CAPABLE OF SUCCESSFULLY EXECUTING OUR BUSINESS PLAN GIVEN THE UNCERTAIN BUSINESS CLIMATE FOR OUR SECTOR AND OUR COMPANY.

     If Mirant's financial position does not improve or if its financial restructuring is unsuccessful, there is a risk that personnel who are integral to the success of our business model will leave Mirant or the Company, disrupting our ability to successfully achieve our short-and long-term goals.

     To reduce this risk, Mirant has in place an equity-based compensation plan and has also put in place retention agreements with key employees. These measures are designed to provide incentives to these key employees to remain with Mirant and the Company throughout this critical period. There can be no assurance that these measures will be effective.

 OUR CREDIT RATINGS HAVE BEEN REDUCED BY MOODY'S, FITCH AND S&P TO NON-INVESTMENT GRADE; FURTHER REDUCTIONS COULD MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION.

     As of April 25, 2003, the pass through certificates, which were reflected as the senior secured rating of Mirant Mid-Atlantic, were rated "B2" with Negative Outlook by Moody's, "B" on CreditWatch with negative implications by S&P, and "BB" with a Rating Watch Negative by Fitch. While the foregoing indicates the ratings from the various rating agencies, we note that these ratings are not a recommendation to buy, sell or hold these securities and that each rating should be evaluated independently of any other rating. There can be no assurance that a rating will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant.

     It is possible that significant additional downgrades by the various credit ratings agencies could materially negatively impact our business. For example, significant additional downgrades could increase negative sentiment and reactions from our customers, regulators, investors or other credit rating agencies, increase pressure on our liquidity and reduce our ability to raise capital. These reactions, and others, could impair our ability to achieve our business plan.

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

 WE MAY NOT BE ABLE TO SUCCESSFULLY IMPLEMENT OUR BUSINESS PLAN.

     Effective May 1, 2003, pursuant to the Power and Fuel Agreement with Mirant Americas Energy Marketing, our revenues and results of operations depend upon prevailing market prices for energy and capacity in the PJM market and other competitive markets. These market prices may fluctuate substantially over short periods of time. We are relying on Mirant Americas Energy Marketing to purchase our output. We cannot assure you that Mirant Americas Energy Marketing will be successful in marketing our output in accordance with our business plan.

  MIRANT CONTROLS US AND ITS INTERESTS MAY COME INTO CONFLICT WITH THE INTERESTS OF OUR SECURITY HOLDERS.

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

     Mirant Americas Energy Marketing's contracts with us to purchase capacity and energy from our generating facilities and to provide fuel, fuel transportation and other services expire at the end of 2003. Mirant Americas Energy Marketing is not obligated to renew these contracts. Additionally, our contract with Mirant Services to provide personnel and administrative services expires at the end of 2003, but renews automatically unless terminated by either party. Mirant Services is not obligated to renew its contracts with us. The contracts with Mirant Americas Energy Marketing and Mirant Services are required for our operations. If these contracts are terminated, we may not be able to replace them on terms that are as favorable to us.

  OUR FUTURE ACCESS TO CAPITAL COULD BE LIMITED, LIMITING OUR ABILITY TO FUND FUTURE CAPITAL EXPENDITURES AND OTHER REQUIREMENTS.

     We will need to make substantial expenditures in the future to, among other things, maintain the performance of our generating facilities and comply with environmental laws and regulations. Our direct and indirect parent companies are not generally obligated to provide, and may decide not to provide, any funds to us in the future. Our only other source of funding will be internally generated cash flow from our operations and proceeds from the issuance of securities or the incurrence of additional indebtedness, including working capital indebtedness, in the future. The documents related to our lease of the leased facilities limit our ability to issue securities and to incur indebtedness. We may not be successful in obtaining sufficient additional capital in the future to enable us to fund all of our future capital and other requirements.

  WE ARE EXPOSED TO CREDIT RISK FROM MIRANT AMERICAS ENERGY MARKETING AND THIRD PARTIES UNDER CONTRACTS AND IN MARKET TRANSACTIONS.

     Effective May 1, 2003, pursuant to the Power and Fuel Agreement with Mirant Americas Energy Marketing, the financial performance of our generating facilities is dependent on the continued performance by Mirant Americas Energy Marketing of its obligations under this agreements and, in particular, on its credit. If Mirant Americas Energy Marketing fails to meet its contractual obligations, we may be unable to repay obligations under our lease agreements. As of December 31, 2002, Mirant Mid-Atlantic's exposure to Mirant Americas Energy Marketing, Mirant Potomac River and Mirant Peaker was $180 million (including $136 million shown as a capital contribution receivable from affiliate pursuant to ECSA in the member's equity section of the accompanying consolidated balance sheet), $152 million and $71 million, respectively, representing substantially all of the Company's total credit exposure.

  OUR OPERATIONS AND ACTIVITIES ARE SUBJECT TO EXTENSIVE ENVIRONMENTAL REGULATION AND PERMITTING REQUIREMENTS AND COULD BE ADVERSELY AFFECTED BY OUR FUTURE INABILITY TO COMPLY WITH ENVIRONMENTAL LAWS AND REQUIREMENTS OR CHANGES IN ENVIRONMENTAL LAWS AND REQUIREMENTS.

     Our business is subject to extensive environmental regulation by federal, state and local authorities, which requires continuous compliance with conditions established by our operating permits. To comply with these legal requirements, we must spend significant sums on environmental monitoring, pollution control equipment and emission fees. We may also be exposed to compliance risks from new projects, as well as from plants we have acquired. Although we have budgeted for significant expenditures to comply with these requirements, we may incur significant additional costs if actual expenditures are greater than budgeted amounts. If we fail to comply with these requirements, we could be subject to civil or criminal liability and the imposition of liens or fines. With the trend toward stricter standards, greater regulation and more extensive permitting requirements, we expect our environmental expenditures to be substantial in the future. Our business, operations and financial condition could be adversely affected by this trend.

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

     The United States Congress is considering legislation that would repeal the Public Utilities Regulatory Policies Act of 1978, as amended ("PURPA") entirely, or at least eliminate the future obligation of utilities to purchase power from qualifying facilities, and also repeal the Public Utilities Holding Company Act of 1935, as amended ("PUHCA"). In the event of a PUHCA repeal, competition from independent power generators and from utilities with generation, transmission and distribution assets would likely increase.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks associated with changes in commodity prices.

COMMODITY PRICE RISK

     In connection with our power generating business, we enter into a variety of short and long-term agreements through Mirant Americas Energy Marketing to acquire the fuel for generating electricity, as well as to sell the electricity produced. A portion of our fuel is also purchased in the spot market and a portion of the electricity we produce is sold in the spot market. As a result, our financial performance varies depending on changes in the prices of these commodities.

     The financial performance of our power generating business is influenced by the difference between the cost of converting source fuel, such as natural gas or coal, into electricity, and the revenue we receive from the sale of that electricity. The difference between the cost of a specific fuel used to generate one megawatt hour of electricity and the market value of the electricity generated is commonly referred to as a "spark spread". The operating margins that we realize are equal to the difference between the spark spread and the cost of operating the plants that produce the electricity sold.

     Spark spreads are dependent on a variety of factors that influence the cost of fuel and the sales price of the electricity generated over the longer term, including additional plant capacity in the regions in which we operate, plant outages, weather and general economic conditions. As a result of these influences, the cost of fuel and electricity prices do not always move in the same direction, which results in spark spreads widening or narrowing. We attempt to maximize the spark spreads we realize and mitigate our exposure to price volatility for fuel purchases and electricity sales in the spot market by securing fuel under short and long-term fixed price contracts, selling electricity under short and long-term fixed price contracts or utilizing derivative instruments to hedge the cost of fuel or the sales price of the electricity we produce.

     Prior to the end of April 2003, all of our energy and capacity was sold at fixed prices under the ECSA. Under our new Power and Fuel Agreement with Mirant Americas Energy Marketing, effective May 1, 2003, we sell all of the energy we produce to Mirant Americas Energy Marketing based on market prices. A significant portion of our anticipated fuel requirements are covered by long-term, fixed price contracts. We currently estimate that 90% of our coal and synthetic fuel requirements for 2003, representing the majority of our fuel costs for the year, are covered by long-term fixed price contracts.

     From time to time, the Company enters into derivative financial instruments to manage the market risks associated with the fuel utilized or the electricity produced by our power plants that are not covered by long-term, fixed price contracts. We enter into a variety of contractual agreements, such as forward purchase and sale agreements, and futures, swaps, and option contracts. Futures and certain option contracts are traded on a national exchange and swaps and forward contracts are traded in over-the-counter financial markets. These contractual agreements have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

     All derivative financial instruments are recorded in our balance sheet at fair value. Unless designated as cash flow hedges in accordance with SFAS No. 133, changes in the fair value of these derivative instruments are reflected in earnings currently, as unrealized gains or losses on derivative instruments. For derivative financial instruments that qualify and are designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is recorded in OCI until the related hedged item impacts earnings. Settlements of amounts receivable or payable under all derivative financial instruments utilized to manage the price risk of electricity sold or the fuel purchased are recorded as an adjustment of revenue or the cost of fuel purchased, as applicable.

     In connection with the restatement of the Company's financial statements, it was determined that all of the derivative financial instruments previously designated as cash flow hedges under SFAS No. 133 do not qualify for hedge accounting treatment. Accordingly, all realized and unrealized gains and losses associated with all derivative transactions we entered into during the periods presented are recognized in earnings in the period incurred.

VALUE AT RISK

     We use a systematic approach to managing risks associated with our derivative financial instruments. For those transactions that are not designated for cash flow hedge accounting under SFAS No. 133, we use a Value-at-Risk (VaR) model to summarize in dollar terms the market price risk we have and the potential loss in value of the Company's portfolio due to adverse market movement over a defined time horizon within a specified confidence interval. For those transactions that are designated for cash flow hedge accounting, we manage the market risks associated with these derivative financial instruments in conjunction with the underlying asset positions they are designed to hedge.

     All of our positions, except those that are designated for cash flow hedge accounting, combined with the similar positions of all of the other subsidiaries of Mirant, are managed based on VaR limits that have been established by the Board of Directors of Mirant. VaR is a statistical measure that is dependent upon a number of assumptions and approximations. The Company uses recent historical price volatility to predict how the value of the portfolio will move in the future. Given its reliance on historical data, VaR is effective in estimating risk exposures in markets in which there are not sudden fundamental changes or shifts in market conditions. If future pricing patterns are not similar to historical patterns VaR could overstate or understate actual market risks. As a result, even though the portfolio is within the established VaR limit, actual gains or losses can exceed the reported VaR by a significant amount.

     We assume a 95% confidence interval and holding periods that vary by commodity to calculate our VaR exposure. By using a 95% confidence interval, we are accepting a 5% probability that the actual market risk in the portfolio is greater than what is indicated by the VaR calculation. The holding period assumption relates to our estimate of how long it would take to liquidate our commodity positions (i.e., how long our positions are subjected to market price risk before mitigating the position). To determine our holding period by commodity we analyze the relative liquidity of different commodity positions across different time horizons and locations by assuming different holding periods. For very liquid commodity positions, such as natural gas for delivery within one year, we use a five-day holding period, whereas for a less liquid commodity position, such as physical coal, we employ a sixty business day holding period. As a result, the VaR that we measure, monitor and report on a daily basis is larger than what would be obtained using a one-day holding period for all positions, commodities and commitments.

     Another important assumption in VaR is the effect of multiple commodities on risk. Our VaR calculation benefits from diversity; a variety of commodity positions that individually present large potential risk, when combined, present less risk. Our VaR calculation also takes into account very complex correlations between commodities, regions and time to determine the portfolio VaR.

     The VaR calculation methodology we use is a variance covariance statistical modeling technique. Although VaR is a common technique utilized in the industry to measure and manage market risk, there is no uniform industry method of calculating VaR, and therefore different assumptions or estimates could produce significantly different VaR results for the same portfolio.

     The VaR, using the Company's assumed holding periods and a 95% confidence interval, was $1 million as of both December 31, 2002 and December 31, 2001. Assuming one-day holding periods for all positions and commitments in our portfolio based on a 95% confidence interval, our portfolio VaR was $0.4 million at December 31, 2002, compared to $0.4 million at December 31, 2001. During the year ended December 31, 2002, the actual daily loss on a fair value basis exceeded the corresponding one-day VaR calculation eleven times, which falls within our 95% confidence interval. During the second quarter of 2002, Mirant Americas Energy Marketing implemented a new trading system to administer its natural gas transactions. As a result, the natural gas component of Mirant Americas Energy Marketing's total VaR calculation was held constant for a period of approximately 45 days. Mirant Americas Energy Marketing believes this was a reasonable estimate of our average VaR calculations for 2002 and we would not have had additional instances of exceeding our VaR limits if the natural gas portion of the total VaR calculation would not have been held constant.

     The VaR data presented does not include the derivative financial instruments that were initially designated as hedges under SFAS No. 133. We have subsequently determined that these transactions did not qualify for hedge accounting treatment. It is not practical to recalculate the VaR data presented above to include the effects of these derivative financial instruments.

     The following is a summary of the units, equivalent megawatt-hours, average duration and estimated fair values, by commodity, of the derivative financial instruments that were previously designated as cash flow hedges.

                         NOMINAL UNITS      EQUIVALENT MEGAWATT-HOURS    AVERAGE DURATION   ESTIMATED FAIR
                          LONG (SHORT)            LONG (SHORT)               (YEARS)            VALUE
                       ------------------  ---------------------------   ----------------   --------------
                                                                                            (IN MILLIONS)
Natural gas..........   23  million mmbtu           2   million                1.6             $      9
Crude oil............    *  million                 *   million                0.2                   --
                            barrels
Residual fuel........    1  million                 1   million                0.9                    6
                            barrels

---------------

  *  Less than 1 million.

     The following table represents the estimated cash flows of these derivative financial instruments (based on market prices at December 31, 2002) by tenor (in millions):

                                                               2003     2004     TOTAL
                                                              ------   ------   --------
ENERGY COMMODITY INSTRUMENTS:
Natural gas.................................................  $    7   $    2   $      9
Crude oil...................................................       *       --          *
Residual fuel...............................................       4        2          6
                                                              ------   ------   --------
TOTAL.......................................................  $   11   $    4   $     15
                                                              ======   ======   ========

---------------

  * Less than $1 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to our executive officers as of January 1, 2003.

NAME                                    AGE                  POSITION
----                                    ---                  --------
Lisa D. Johnson.......................  36    President
                                              Ms. Johnson is also Vice President of
                                              Mirant Americas Generation, LLC. She
                                              is responsible for overseeing Mirant
                                              Mid-Atlantic's power generation
                                              assets. Previously, Ms. Johnson was
                                              Vice President, Midwest Business Unit
                                              for Mirant Americas from 2001 to 2002;
                                              Vice President of External Affairs for
                                              Mirant from 2000 to 2001; Assistant to
                                              the Chairman and Chief Executive
                                              Officer and to the President and Chief
                                              Operating Officer of Southern Company
                                              from 1999 to 2000; Director of Market
                                              Strategy from 1998 to 1999 and
                                              Director of West Marketing from 1997
                                              to 1998 for Mirant Americas Energy
                                              Marketing; and Business Development
                                              Manager for Mirant North America from
                                              1995 to 1997. Prior to joining Mirant,
                                              Ms. Johnson held positions in
                                              management, engineering and finance
                                              with E.I. DuPont de Nemours and
                                              O'Brien Energy Systems.
Richard J. Pershing...................  56    Chief Executive Officer
                                              Mr. Pershing has also been Chief
                                              Executive Officer of Mirant's Americas
                                              group since August 1999 and one of
                                              Mirant's Executive Vice Presidents
                                              since October 1998. He is responsible
                                              for Mirant's North American
                                              operations. From November 1997 to
                                              October 1998, he was one of Mirant's
                                              Senior Vice Presidents. Prior to
                                              joining Mirant in 1992, Mr. Pershing
                                              held various executive and management
                                              positions at Georgia Power Company.

NAME                                    AGE                  POSITION
----                                    ---                  --------
J. William Holden III.................  41    Senior Vice President, Chief Financial
                                              Officer and Treasurer
                                              Mr. Holden has also been a Senior Vice
                                              President of Mirant since February
                                              2002. Previously, he was Chief
                                              Financial Officer for Mirant's Europe
                                              group from 2001 to February 2002; Vice
                                              President and Treasurer of Mirant from
                                              1999 to 2001; Vice President,
                                              Operations and Business Development
                                              for Mirant's South American region
                                              from 1996 to 1999; and Vice President,
                                              Business Development for Mirant's Asia
                                              group from 1994 to 1995. He held
                                              various positions at Southern Company
                                              from 1985 to 1994 including Director
                                              of Corporate Finance.
John W. Ragan.........................  43    Senior Vice President
                                              Mr. Ragan has been a Senior Vice
                                              President of Mirant since October
                                              2002. Mr. Ragan served as a Vice
                                              President of Mirant from 1997 to 2002.
                                              He was Vice President responsible for
                                              strategic planning and forecasting,
                                              worldwide budgeting and market
                                              evaluation in 2002; Vice President and
                                              Chief Commercial Officer from 1999 to
                                              2002; Vice President responsible for
                                              asset management from 1998 to 1999;
                                              and Vice President responsible for
                                              corporate development from 1997 to
                                              1998. Prior to these positions, he
                                              served as Director of Risk Management.
                                              Prior to joining Mirant, Mr. Ragan was
                                              President of Equitable Storage Company
                                              and held various positions for
                                              Jefferies & Company, Inc. and Texaco,
                                              Inc.
Dan Streek............................  41    Vice President and Principal
                                              Accounting Officer
                                              Mr. Streek is Controller of Mirant
                                              effective March 2003. Prior to joining
                                              Mirant, he was Chief Financial Officer
                                              of Aquila, Inc. from August 2001 to
                                              February 2003. In November 2000, Mr.
                                              Streek was appointed Chief Financial
                                              Officer of Aquila Merchant Services,
                                              Inc. From January 2000 through
                                              November 2000, Mr. Streek was Senior
                                              Vice President, Finance of Aquila
                                              Merchant Services, Inc. From July 1998
                                              until January 2000, Mr. Streek was
                                              Vice President and Assistant
                                              Controller of Aquila. From September
                                              1994 until July 1998, Mr. Streek
                                              served as in other management
                                              positions for Aquila. Prior to joining
                                              Aquila, Mr. Streek was an Audit
                                              Manager of Arthur Andersen LLP from
                                              1984 through 1992.

     The executive officers of Mirant Mid-Atlantic, LLC were elected to serve until their successors are elected and have qualified or until their removal, resignation, death or disqualification.

ITEM 11.  EXECUTIVE COMPENSATION

     We are a limited liability company that is managed by a sole member, Mirant Americas Generation. All members of Mirant America's Generation's board of managers are officers of Mirant or its subsidiaries, and they do not receive any additional compensation for their services as managers. Mirant Services, a direct subsidiary of Mirant, directly pays the salaries of our officers listed in Item 10. A portion of those salaries are effectively reimbursed to Mirant by us through an administrative services agreement with Mirant Services. Consequently, we have no compensation committee and no direct employment agreements.

     All members of our management are eligible to participate in employee benefit plans and arrangements sponsored by Mirant for its similarly situated employees. This includes its pension plan, savings plan, long-term incentive compensation plan, annual incentive compensation plan, health and welfare plans and other plans that may be established in the future.

     All of our equity is held by our direct parent, Mirant Americas Generation. Therefore, our equity is not publicly traded and there is no basis to compare the price performance of our equity to the price performance of an index or peer group.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Mirant Mid-Atlantic is a wholly owned subsidiary of Mirant Americas Generation; therefore, none of our managers or officers holds any equity interests in Mirant Mid-Atlantic.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Our relationships with affiliates and related transactions are described in
Note 5 to our consolidated financial statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Power Sale, Fuel Supply and Services Agreement".

ITEM 14.  CONTROLS AND PROCEDURES

     During an interim review of the second quarter, Mirant's independent auditors assessed Mirant's internal controls of its North American commodity trading and risk management operations. Mirant received detailed process improvement recommendations during October 2002 from its independent auditors which address internal control deficiencies in existence at June 30, 2002, the most significant of which relate to Mirant's North American commodity trading and risk management operation systems and processes. There has been no indication that control deficiencies previously present in Mirant's North American commodity trading and risk management operations directly impacted the Company or its financial statements.

     Mirant assigned the highest priority to the correction of these internal control deficiencies and has made significant progress. Short-term improvements were achieved by December 31, 2002. Longer-term initiatives, many of which are tied to systems implementations and integration projects, are expected to be completed throughout the second and third quarters of 2003. Until these system projects are complete, Mirant has instituted additional manual processes and management oversight as an interim solution to the control concerns. Mirant's management has discussed its action plan with the Audit Committee and its independent auditors and has provided periodic updates on progress made. As of the date of this filing, Mirant is satisfied that the systems of internal controls are now adequate and that the material weakness disclosed in the second quarter has been resolved.

     Within the 90-day period immediately preceding the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined by Rules 13a-14(c) and 15d-14(c) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and its Chief Financial Officer concluded that there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures and that the design and operation of these disclosure controls and procedures were effective.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2) Statements and Financial Statement schedules. See "Index to Financial Statements" set forth on page F-1.

     (a)(3) Exhibit Index

EXHIBIT NO.                           EXHIBIT NAME
-----------                           ------------
  3.1*        Certificate of Formation of Southern Energy Mid-Atlantic
              (Designated on Form S-4 in Registration No. 333-61668 as
              Exhibit 3.1)
  3.2*        Limited Liability Company Agreement of Southern Energy
              Mid-Atlantic LLC, dated as of July 12, 2000 (Designated on
              Form S-4 in Registration No. 333-61668 as Exhibit 3.2)
  3.3*        First Amendment to Limited Liability Company Agreement of
              Southern Energy Mid-Atlantic, LLC dated as of November 7,
              2000 (Designated on Form S-4 in Registration No. 333-61668
              as Exhibit 3.3)
  3.4*        Second Amendment to Limited Liability Company Agreement of
              Mirant Mid-Atlantic LLC, dated as of May 15, 2001
              (Designated on Form S-4 in Registration No. 333-61668 as
              Exhibit 3.4)
  4.1*        Form of 8.625% Series A Pass Through Certificate (Designated
              on Form S-4 in Registration No. 333-61668 as Exhibit 4.1)
  4.2*        Form of 9.125% Series B Pass Through Certificate (Designated
              on Form S-4 in Registration No. 333-61668 as Exhibit 4.2)
  4.3*        Form of 10.060% Series C Pass Through Certificate
              (Designated on Form S-4 in Registration No. 333-61668 as
              Exhibit 4.3)
  4.4(a)*     Pass Through Trust Agreement A between Southern Energy
              Mid-Atlantic, LLC and State Street Bank and Trust Company of
              Connecticut, National Association, as Pass Through Trustee,
              dated as of December 19, 2000 (Designated on Form S-4 in
              Registration No. 333-61668 as Exhibit 4.4a)
  4.4(b)*     Schedule identifying substantially identical agreements to
              Pass Through Trust Agreement constituting Exhibit 4.4(a)
              hereto (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.4b)
  4.5(a)*     Participation Agreement (Dickerson L1) among Southern Energy
              Mid-Atlantic, LLC, as Lessee, Dickerson OL1 LLC, as Owner
              Lessor, Wilmington Trust Company, as Owner Manager, SEMA
              OP3, as Owner Participant and State Street Bank and Trust
              Company of Connecticut, National Association, as Lease
              Indenture Trustee and as Pass Through Trustee, dated as of
              December 18, 2000 (Designated on Form S-4 in Registration
              No. 333-61668 as Exhibit 4.5a)
  4.5(b)*     Schedule identifying substantially identical agreements to
              Participation Agreement constituting Exhibit 4.5(a) hereto
              (Designated on Form S-4 in Registration No. 333-61668 as
              Exhibit 4.5b)
  4.6(a)*     Participation Agreement (Morgantown L1) among Southern
              Energy Mid-Atlantic, LLC, as Lessee, Morgantown OL1 LLC, as
              Owner Lessor, Wilmington Trust Company, as Owner Manager,
              SEMA OP1, as Owner Participant and State Street Bank and
              Trust Company of Connecticut, National Association, as Lease
              Indenture Trustee and as Pass Through Trustee, dated as of
              December 18, 2000 (Designated on Form S-4 in Registration
              No. 333-61668 as Exhibit 4.6a)
  4.6(b)*     Schedule identifying substantially identical agreements to
              Participation Agreement constituting Exhibit 4.6(a) hereto
              (Designated on Form S-4 in Registration No. 333-61668 as
              Exhibit 4.6b)
  4.7(a)*     Facility Lease Agreement (Dickerson L1) between Southern
              Energy Mid-Atlantic, LLC, as Lessee, and Dickerson OL1 LLC,
              as Owner Lessor, dated as of December 19, 2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.7a)

EXHIBIT NO.                           EXHIBIT NAME
-----------                           ------------
  4.7(b)*     Schedule identifying substantially identical agreements to
              Facility Lease Agreement constituting Exhibit 4.7(a) hereto
              (Designated on Form S-4 in Registration No. 333-61668 as
              Exhibit 4.7b)
  4.8(a)*     Facility Lease Agreement (Morgantown L1) between Southern
              Energy Mid-Atlantic, LLC, as Lessee, and Morgantown OL1 LLC,
              as Owner Lessor, dated as of December 19, 2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.8a)
  4.8(b)*     Schedule identifying substantially identical agreements to
              Facility Lease Agreement constituting Exhibit 4.8(a) hereto
              (Designated on Form S-4 in Registration No. 333-61668 as
              Exhibit 4.8b)
  4.9(a)*     Indenture of Trust, Mortgage and Security Agreement
              (Dickerson L1) between Dickerson OL1 LLC, as Lessor, and
              State Street Bank and Trust Company of Connecticut, National
              Association, as Lease Indenture Trustee, dated as of
              December 19, 2000 (Designated on Form S-4 in Registration
              No. 333-61668 as Exhibit 4.9a)
  4.9(b)*     Schedule identifying substantially identical agreements to
              Indenture of Trust, Mortgage and Security Agreement
              constituting Exhibit 4.9(a) hereto (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.9b)
  4.10(a)*    Indenture of Trust, Mortgage and Security Agreement
              (Morgantown L1) between Morgantown OL1 LLC, as Lessor, and
              State Street Bank and Trust Company of Connecticut, National
              Association, as Lease Indenture Trustee, dated as of
              December 19, 2000 (Designated on Form S-4 in Registration
              No. 333-61668 as Exhibit 4.10a)
  4.10(b)*    Schedule identifying substantially identical agreements to
              Indenture of Trust, Mortgage and Security Agreement
              constituting Exhibit 4.10(a) hereto (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.10b)
  4.11(a)*    Series A Lessor Note for Dickerson OL1 LLC (Designated on
              Form S-4 in Registration No. 333-61668 as Exhibit 4.11a)
  4.11(b)*    Schedule identifying substantially identical notes to Lessor
              Notes Constituting Exhibit 4.11(a) (Designated on Form S-4
              in Registration No. 333-61668 as Exhibit 4.11b)
  4.12(a)*    Series A Lessor Note for Morgantown OL1 LLC (Designated on
              Form S-4 in Registration No. 333-61668 as Exhibit 4.12a)
  4.12(b)*    Schedule identifying substantially identical notes to Lessor
              Notes Constituting Exhibit 4.12(a) (Designated on Form S-4
              in Registration No. 333-61668 as Exhibit 4.12b)
  4.13(a)*    Series B Lessor Note for Dickerson OL1 LLC (Designated on
              Form S-4 in Registration No. 333-61668 as Exhibit 4.13a)
  4.13(b)*    Schedule identifying substantially identical notes to Lessor
              Notes Constituting Exhibit 4.13(a) (Designated on Form S-4
              in Registration No. 333-61668 as Exhibit 4.13b)
  4.14(a)*    Series B Lessor Note for Morgantown OL1 LLC (Designated on
              Form S-4 in Registration No. 333-61668 as Exhibit 4.14a)
  4.14(b)*    Schedule identifying substantially identical notes to Lessor
              Notes Constituting Exhibit 4.14(a) (Designated on Form S-4
              in Registration No. 333-61668 as Exhibit 4.14b)
  4.15(a)*    Series C Lessor Note for Morgantown OL1 LLC (Designated on
              Form S-4 in Registration No. 333-61668 as Exhibit 4.15a)
  4.15(b)*    Schedule identifying substantially identical notes to Lessor
              Notes Constituting Exhibit 4.15(a) (Designated on Form S-4
              in Registration No. 333-61668 as Exhibit 4.15b)
  4.16*       Registration Rights Agreement, between Southern Energy
              Mid-Atlantic, LLC and Credit Suisse First Boston, acting for itself on behalf of the Purchasers, dated as of December 18,
              2000 (Designated on Form S-4 in Registration No. 333-61668
              as Exhibit 4.16)
  4.17(a)*    Supplemental Pass Through Trust Agreement A between Mirant
              Mid-Atlantic, LLC, and State Street Bank and Trust Company
              of Connecticut, National Association, as Pass Through
              Trustee, dated as of June 29, 2001 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.17a)
  4.17(b)*    Schedule identifying substantially identical to Supplemental
              Pass Through Trust Agreement constituting Exhibit 4.17(a)
              hereto (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.17b)

EXHIBIT NO.                           EXHIBIT NAME
-----------                           ------------
 10.1(a)*     Asset Purchase and Sale Agreement between Potomac Electric
              Power Company and Southern Energy, Inc. (currently known as
              Mirant Corporation) dated as of June 7, 2000 (Designated on
              Form S-4 in Registration No. 333-61668 as Exhibit 10.1a)
 10.1(b)*     Amendment No. 1 to Asset Purchase and Sale agreement between
              Potomac Electric Power Company and Southern Energy, Inc.
              dated as of September 18, 2000 (Designated on Form S-4 in
              Registration No. 333-61668 as Exhibit 10.1b)
 10.1(c)*     Amendment No. 2 to Asset Purchase and Sale Agreement between
              Potomac Electric Power Company and Southern Energy, Inc.
              dated as of December 19, 2000 (Designated on Form S-4 in
              Registration No. 333-61668 as Exhibit 10.1c)
 10.2(a)*     Interconnection Agreement (Dickerson) between Potomac
              Electric Power Company and Southern Energy Mid-Atlantic, LLC
              dated as of December 19, 2000 (Designated on Form S-4 in
              Registration No. 333-61668 as Exhibit 10.2a)
 10.2(b)*     Schedule identifying substantially identical agreements to
              Interconnection Agreement constituting Exhibit 10.2(a)
              hereto (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.2b)
 10.3(a)*     Easement, License and Attachment Agreement (Dickerson)
              between Potomac Electric Power Company, Southern Energy
              Mid-Atlantic, LLC and Southern Energy MD Ash Management, LLC
              (currently known as Mirant MD Ash Management, LLC) dated as of December 19, 2000 (Designated on Form S-4 in Registration
              No. 333-61668 as Exhibit 10.3a)
 10.3(b)*     Schedule identifying substantially identical agreements to
              Easement, License and Attachment Agreement constituting
              Exhibit 10.3(a) hereto (Designated on Form S-4 in
              Registration No. 333-61668 as Exhibit 10.3b)
 10.4(a)*     Bill of Sale (Dickerson, Morgantown, Production Service
              Center and Railroad Spur) between Potomac Electric Power
              Company and Southern Energy Mid-Atlantic, LLC dated as of
              December 19, 2000 (Designated on Form S-4 in Registration
              No. 333-61668 as Exhibit 10.4a)
 10.4(b)*     Schedule identifying substantially identical documents to
              Bill of Sale constituting Exhibit 10.4(A) hereto (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.4b)
 10.5(a)*     Facility Site Lease Agreement (Dickerson L1) between
              Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC and
              Southern Energy MD Ash Management, LLC dated as of Decem-
              ber 19, 2000 (Designated on Form S-4 in Registration No.
              333-61668 as Exhibit 10.5a)
 10.5(b)*     Schedule identifying substantially identical agreements to
              Facility Site Lease Agreement constituting Exhibit 10.5(a)
              hereto (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.5b)
 10.6(a)*     Facility Site Lease Agreement (Morgantown L1) between
              Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC and
              Southern Energy MD Ash Management, LLC dated as of December
              19, 2000 (Designated on Form S-4 in Registration No.
              333-61668 as Exhibit 10.6a)
 10.6(b)*     Schedule identifying substantially identical agreements to
              Facility Site Lease Agreement constituting Exhibit 10.6(a)
              hereto (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.6b)
 10.7(a)*     Facility Site Sublease Agreement (Dickerson L1) between
              Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC dated as of December 19, 2000 (Designated on Form S-4 in
              Registration No. 333-61668 as Exhibit 10.7a)
 10.7(b)*     Schedule identifying substantially identical agreements to
              Facility Site Sublease Agreement constituting Exhibit
              10.7(a) hereto (Designated on Form S-4 in Registration No.
              333-61668 as Exhibit 10.7b)
 10.8(a)*     Facility Site Sublease Agreement (Morgantown L1) between
              Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC dated as of December 19, 2000 (Designated on Form S-4 in
              Registration No. 333-61668 as Exhibit 10.8a)
 10.8(b)*     Schedule identifying substantially identical agreements to
              Facility Site Sublease Agreement constituting Exhibit
              10.8(a) hereto (Designated on Form S-4 in Registration No.
              333-61668 as Exhibit 10.8b)

EXHIBIT NO.                           EXHIBIT NAME
-----------                           ------------
 10.9*        Capital Contribution Agreement between Southern Energy, Inc.
              and Southern Energy Mid-Atlantic, LLC dated as of December
              19, 2000 (Designated on Form S-4 in Registration No.
              333-61668 as Exhibit 10.12)
 10.10*       Promissory Note between Southern Energy Mid-Atlantic, LLC
              and Southern Energy Peaker, LLC in the original principal
              amount of $71,110,000 dated as of December 19, 2000
              (Designated on Form S-4 in Registration No. 333-61668 as
              Exhibit 10.13)
 10.11*       Promissory Note between Southern Energy Mid-Atlantic, LLC
              and Southern Energy Potomac River, LLC in the original
              principal amount of $152,165,000 dated as of December 19,
              2000 (Designated on Form S-4 in Registration No. 333-61668
              as Exhibit 10.14)
 10.12(a)*    Shared Facilities Agreement (Dickerson) between Southern
              Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2
              LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated as of
              December 18, 2000 (Designated on Form S-4 in Registration
              No. 333-61668 as Exhibit 10.15a)
 10.12(b)*    Shared Facilities Agreement (Morgantown) between Southern
              Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2
              LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5
              LLC, Morgantown OL6 LLC, and Morgantown OL7 LLC, dated as of
              December 18, 2000 (Designated on Form S-4 in Registration
              No. 333-61668 as Exhibit 10.15b)
 10.13(a)*    Assignment and Assumption Agreement (Dickerson) between
              Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC,
              Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC,
              dated as of December 19, 2000 (Designated on Form S-4 in
              Registration No. 333-61668 as Exhibit 10.16a)
 10.13(b)*    Assignment and Assumption Agreement (Morgantown) between
              Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC,
              Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC,
              Morgantown OL5 LLC, Morgantown OL6 LLC, and Morgantown OL7
              LLC, dated as of December 19, 2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.16b)
 10.14(a)*    Ownership and Operation Agreement (Dickerson) between
              Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC,
              Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC,
              dated as of December 18, 2000 (Designated on Form S-4 in
              Registration No. 333-61668 as Exhibit 10.17a)
 10.14(b)*    Ownership and Operation Agreement (Morgantown) between
              Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC,
              Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC,
              Morgantown OL5 LLC, Morgantown OL6 LLC, and Morgantown OL7
              LLC, dated as of December 18, 2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.17b)
 10.15*       Amended and Restated Revolving Promissory Note Between
              Southern Energy North America Generating, Inc. (currently
              known as Mirant Americas Generation, LLC) and Southern
              Energy Mid-Atlantic, LLC in the original principal amount of up to $150,000,000 dated as of December 19, 2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.18)
 10.16(a)*    Management and Personnel Services Agreement between Southern
              Energy PJM Management, LLC and Southern Energy Mid-Atlantic,
              LLC dated as of December 19, 2000 (Designated on Form S-4 in
              Registration No. 333-61668 as Exhibit 10.20a)
 10.16(b)*    Schedule identifying substantially identical agreements to
              Management and Personnel Services Agreement constituting
              Exhibit 10.20(a) hereto (Designated on Form S-4 in
              Registration No. 333-61668 as Exhibit 10.20b)
 10.17(a)*    Guaranty Agreement (Dickerson L1) between Southern Energy,
              Inc. and Dickerson OL1 LLC dated as of December 19, 2000
              (Designated on Form S-4 in Registration No. 333-61668 as
              Exhibit 10.21a)
 10.17(b)*    Schedule identifying substantially identical agreements to
              Guaranty Agreement constituting Exhibit 10.21(a) hereto
              (Designated on Form S-4 in Registration No. 333-61668 as Ex-
              hibit 10.21b)

EXHIBIT NO.                           EXHIBIT NAME
-----------                           ------------
 10.18(a)*    Guaranty Agreement (Morgantown L1) between Southern Energy,
              Inc. and Morgantown OL1 LLC dated as of December 19, 2000
              (Designated on Form S-4 in Registration No. 333-61668 as
              Exhibit 10.22a)
 10.18(b)*    Schedule identifying substantially identical agreements to
              Guaranty Agreement constituting Exhibit 10.22(a) hereto
              (Designated on Form S-4 in Registration No. 333-61668 as Ex-
              hibit 10.22b)
 10.19*       Form of Energy and Capacity Sales Agreement between Mirant
              Mid-Atlantic, LLC and Mirant Americas Energy Marketing, LP
              dated as of August 1, 2001 (Designated on Form S-4 in
              Registration No. 333-61668 as Exhibit 10.23)
 10.20*       Form of Energy and Capacity Sales Agreement between Mirant
              Chalk Point, LLC and Mirant Americas Energy Marketing, LP
              dated as of August 1, 2001 (Designated on Form S-4 in
              Registration No. 333-61668 as Exhibit 10.24)
 10.21*       Form of Energy and Capacity Sales Agreement between Mirant
              Peaker, LLC and Mirant Americas Energy Marketing, LP dated as of August 1, 2001 (Designated on Form S-4 in Registration
              No. 333-61668 as Exhibit 10.25)
 10.22*       Form of Energy and Capacity Sales Agreement between Mirant
              Potomac River, LLC and Mirant Americas Energy Marketing, LP
              dated as of August 1, 2001 (Designated on Form S-4 in
              Registration No. 333-61668 as Exhibit 10.26)
 10.23        Power Sale, Fuel Supply and Services Agreement dated as of
              May 1, 2003 between Mirant Mid-Atlantic, LLC and Mirant
              Americas Energy Services, LP.
 10.24        Power Sale, Fuel Supply and Services Agreement dated as of
              May 1, 2003 between Mirant Chalk Point, LLC and Mirant
              Americas Energy Services, LP.
 10.25        Power Sale, Fuel Supply and Services Agreement dated as of
              May 1, 2003 between Mirant Peaker, LLC and Mirant Americas
              Energy Services, LP.
 10.26        Power Sale, Fuel Supply and Services Agreement dated as of
              May 1, 2003 between Mirant Potomac River, LLC and Mirant
              Americas Energy Services, LP.
16*           Arthur Andersen LLP letter to the Securities and Exchange
              Commission dated May 15, 2002 (designated as Exhibit 16 on
              Form 8-K filed May 16, 2002)
 21.1         Subsidiaries of Mirant Mid-Atlantic, LLC
 99.1         Certification Pursuant to Section 906 of the Sarbanes-Oxley
              Act

---------------

* Asterisk indicates exhibits incorporated by reference.

     (b) Reports on Form 8-K

     During the quarter ended December 31, 2002, the Company did not file a Current Report on Form 8-K.

                         INDEX TO FINANCIAL STATEMENTS

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

                                                               PAGE
                                                               ----
Independent Auditors' Report................................   F-2
Consolidated Statements of Income for the Years Ended
  December 31, 2002 and 2001 and the Period from July 12,
  2000 (Inception) to December 31, 2000.....................   F-3
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................   F-4
Consolidated Statements of Member's Equity for the Years
  Ended December 31, 2002 and 2001 and the Period from July
  12, 2000 (Inception) to December 31, 2000.................   F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002 and 2001 and the Period from July 12,
  2000 (Inception) to December 31, 2000.....................   F-6
Notes to Consolidated Financial Statements..................   F-7

                          INDEPENDENT AUDITORS' REPORT

The Member
Mirant Mid-Atlantic, LLC:

     We have audited the consolidated balance sheets of Mirant Mid-Atlantic, LLC (a wholly owned indirect subsidiary of Mirant Corporation) and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, member's equity, and cash flows for the years ended December 31, 2002 and 2001 and for the period from July 12, 2000 (inception) through December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mirant Mid-Atlantic, LLC and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 and for the period from July 12, 2000 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the accompanying consolidated financial statements, the Company's ultimate parent, Mirant Corporation, has a loss from continuing operations of $2.3 billion for the year ended December 31, 2002 and has sold significant assets during 2002 in order to generate additional liquidity. Furthermore, Mirant Corporation has $1.7 billion in scheduled debt maturities during 2003, and does not project that it will have sufficient liquidity to repay its debt maturities as they come due. Therefore, Mirant Corporation anticipates that it will be required to refinance significant debt obligations during 2003 in order to maintain continuing operations. These conditions at Mirant Corporation could have a material impact on any or all of its subsidiaries, and thus raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets, and the impairment of long-lived assets in 2002 and changed its method of accounting for derivative instruments and hedging activities in 2001.

     As discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, member's equity, and cash flows for the year then ended and the period from July 12, 2000 (inception) through December 31, 2000, which consolidated financial statements were previously audited by other independent auditors who have ceased operations.

/s/ KPMG LLP

Atlanta, Georgia
April 29, 2003

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

                       CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
       AND THE PERIOD FROM JULY 12, 2000 (INCEPTION) TO DECEMBER 31, 2000
                                 (IN MILLIONS)

                                                                                     FOR THE PERIOD
                                                             FOR THE YEARS ENDED   FROM JULY 12, 2000
                                                                DECEMBER 31,         (INCEPTION) TO
                                                             -------------------      DECEMBER 31,
                                                             2002       2001              2000
                                                             -----   -----------   ------------------
                                                                     (RESTATED)        (RESTATED)
OPERATING REVENUES:
Affiliates.................................................  $784      $  999             $40
Non-affiliates.............................................    31          25              --
                                                             ----      ------             ---
          Total operating revenues.........................   815       1,024              40
                                                             ----      ------             ---
OPERATING EXPENSES:
Cost of fuel, electricity and other
  products -- affiliates...................................   289         534              15
Cost of fuel, electricity and other
  products -- non-affiliates...............................    57           1              --
Generation facilities rent.................................    96          96               3
Depreciation and amortization..............................    46          77               3
Maintenance -- affiliates..................................    22          23               1
Maintenance -- non-affiliates..............................    23          30              --
Selling, general and administrative -- affiliates..........    30          19               1
Selling, general and administrative -- non-affiliates......    10          20               6
Other -- affiliates, including restructuring charges of $5
  in 2002..................................................    34          30               1
Other -- non-affiliates....................................    48          40               2
                                                             ----      ------             ---
          Total operating expenses.........................   655         870              32
                                                             ----      ------             ---
OPERATING INCOME...........................................   160         154               8
                                                             ----      ------             ---
OTHER INCOME (EXPENSE), NET:
Interest income -- affiliates..............................    27          25               1
Interest income -- non-affiliates..........................    --           2              --
Interest expense -- affiliates.............................    (1)         (9)             --
Interest expense -- non-affiliates.........................    --          (3)             --
Other, net.................................................    --          --              (4)
                                                             ----      ------             ---
          Total other income (expense), net................    26          15              (3)
                                                             ----      ------             ---
INCOME BEFORE INCOME TAXES.................................   186         169               5
Provision for Income Taxes.................................     1           1              --
                                                             ----      ------             ---
NET INCOME.................................................  $185      $  168             $ 5
                                                             ====      ======             ===

          See accompanying notes to consolidated financial statements.

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
                                 (IN MILLIONS)

                                                               2002       2001
                                                              ------      ----
                                                                       (RESTATED)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $   43     $   --
Receivables:
  Affiliates................................................      44         59
  Customer accounts.........................................       6         10
Notes receivable from affiliate.............................      --         29
Fuel stock..................................................      32         73
Materials and supplies......................................      31         33
Prepaid rent................................................      96         96
Derivative financial instruments............................      16          3
Other current assets........................................      15         22
                                                              ------     ------
    Total current assets....................................     283        325
                                                              ------     ------
PROPERTY, PLANT AND EQUIPMENT, NET..........................   1,033      1,027
OTHER NONCURRENT ASSETS:
Goodwill, net...............................................   1,298      1,242
Other intangible assets, net................................     178        276
Notes receivable from affiliates............................     223        223
Prepaid rent................................................     109         35
Derivative financial instruments............................       6          3
Other non-current assets....................................       1         --
                                                              ------     ------
    Total other non-current assets..........................   1,815      1,779
                                                              ------     ------
    TOTAL ASSETS............................................  $3,131     $3,131
                                                              ======     ======
                         LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued liabilities....................  $   32     $   42
Payables to affiliates......................................      30         24
Accrued taxes...............................................       7         --
Note payable to affiliate...................................      --        130
Derivative financial instruments............................       2          6
                                                              ------     ------
    Total current liabilities...............................      71        202
                                                              ------     ------
NONCURRENT LIABILITIES:
Derivative financial instruments............................      --          4
Other non-current liabilities...............................       6          5
                                                              ------     ------
    Total non-current liabilities...........................       6          9
                                                              ------     ------
COMMITMENTS AND CONTINGENT MATTERS
MEMBER'S EQUITY:
Member's interest...........................................   3,285      2,979
Capital contribution receivable from affiliate pursuant to
  ECSA......................................................    (136)       (91)
(Accumulated deficit) Retained earnings.....................     (95)        32
                                                              ------     ------
    Total member's equity...................................   3,054      2,920
                                                              ------     ------
    TOTAL LIABILITIES AND MEMBER'S EQUITY...................  $3,131     $3,131
                                                              ======     ======

          See accompanying notes to consolidated financial statements.

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

                   CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
         THE PERIOD FROM JULY 12, 2000 (INCEPTION) TO DECEMBER 31, 2000
                                 (IN MILLIONS)

                                                                          CAPITAL       (ACCUMULATED
                                                                        CONTRIBUTION      DEFICIT)
                                                            MEMBER'S     RECEIVABLE       RETAINED
                                                            INTEREST   FROM AFFILIATE     EARNINGS
                                                            --------   --------------   ------------
Balance at inception (July 12, 2000)......................   $   --        $  --           $  --
  Net income..............................................       --           --               5
  Net liabilities assumed by affiliates in PEPCO
     acquisition, as restated (Notes 3 and 4).............    1,712           --              --
  Capital contributions -- cash...........................    1,087           --              --
                                                             ------        -----           -----
Balance, December 31, 2000 as restated (Note 3)...........    2,799           --               5
  Net income, as restated.................................       --           --             168
  Dividends...............................................       --           --            (141)
  Purchase price adjustment...............................       35           --              --
  Capital contributions -- cash...........................       25           --              --
  Capital contributions receivable pursuant to ECSA.......      120         (120)             --
  Capital contributions received pursuant to ECSA.........       --           29              --
                                                             ------        -----           -----
Balance, December 31, 2001, as restated (Note 3)..........    2,979          (91)             32
  Net income..............................................       --           --             185
  Dividends...............................................       --           --            (312)
  Push down of tax effects of the implementation of SFAS
     No. 142..............................................      (37)          --              --
  Capital contributions -- cash...........................       39           --              --
  Capital contributions -- forgiveness of note payable to
     affiliate............................................      130           --              --
  Capital contributions receivable pursuant to ECSA.......      174         (174)             --
  Capital contributions received pursuant to ECSA.........       --          129              --
                                                             ------        -----           -----
BALANCE, DECEMBER 31, 2002................................   $3,285        $(136)          $ (95)
                                                             ======        =====           =====

          See accompanying notes to consolidated financial statements.

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND THE
           PERIOD FROM JULY 12, 2000 (INCEPTION) TO DECEMBER 31, 2000
                                 (IN MILLIONS)

                                                                                           FOR THE PERIOD
                                                               FOR THE YEARS ENDED       FROM JULY 12, 2000
                                                                  DECEMBER 31,             (INCEPTION) TO
                                                           ---------------------------      DECEMBER 31,
                                                           2002           2001                  2000
                                                           -----   -------------------   ------------------
                                                                       (RESTATED)            (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................  $ 185          $ 168               $     5
                                                           -----          -----               -------
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization..........................     46             77                     3
  Unrealized (gains) losses on derivative financial
    instruments..........................................    (24)             4                    --
  Changes in certain assets and liabilities:
    Affiliate receivables................................     15            (30)                  (29)
    Customer accounts receivable.........................      4             (9)                   --
    Prepaid rent.........................................    (74)           (99)                    2
    Fuel stock...........................................     41            (37)                    3
    Other current assets.................................      7             (5)                   10
    Accounts payable and accrued liabilities.............     (3)            31                     4
    Payables to affiliate................................      6             20                     3
    Other current liabilities............................      1             (1)                    1
                                                           -----          -----               -------
  Total adjustments......................................     19            (49)                   (3)
                                                           -----          -----               -------
  Net cash provided by operating activities..............    204            119                     2
                                                           -----          -----               -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.....................................    (46)           (47)                   (2)
Asset acquisition costs..................................     --            (33)                 (917)
Notes receivable from affiliates, net....................     29            (29)                 (223)
                                                           -----          -----               -------
  Net cash used in investing activities..................    (17)          (109)               (1,142)
                                                           -----          -----               -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Capital contributions....................................     39             25                 1,087
Payment of dividends.....................................   (312)          (141)                   --
Capital contributions received from affiliate pursuant to
  ECSA...................................................    129             29                    --
Notes payable to affiliates, net.........................     --             55                    75
                                                           -----          -----               -------
  Net cash (used in) provided by financing activities....   (144)           (32)                1,162
                                                           -----          -----               -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....     43            (22)                   22
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........     --             22                    --
                                                           -----          -----               -------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................  $  43          $  --               $    22
                                                           =====          =====               =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for income taxes...............................  $   1          $   1               $    --
                                                           =====          =====               =======
Cash paid for interest...................................  $   1          $  11               $    --
                                                           =====          =====               =======
NONCASH INVESTING AND FINANCING ACTIVITIES:
Capital contribution from forgiveness of note payable to
  affiliate..............................................  $ 130          $  --               $    --
                                                           =====          =====               =======
Capital contributions receivable from affiliate pursuant
  to ECSA................................................  $ 174          $ 120               $    --
                                                           =====          =====               =======

          See accompanying notes to consolidated financial statements.

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000

1.  BACKGROUND AND DESCRIPTION OF BUSINESS

OVERVIEW

     Mirant Mid-Atlantic, LLC (the "Company" or "Mirant Mid-Atlantic") was formed as a Delaware limited liability company on July 12, 2000. Mirant Mid-Atlantic is a direct wholly owned subsidiary of Mirant Americas Generation, an indirect wholly owned subsidiary of Mirant Corporation ("Mirant"). The Company began operations on December 19, 2000 in conjunction with its acquisition of generating facilities and other related assets from Potomac Electric Power Company ("PEPCO") (See Note 4). Mirant previously assigned its rights and obligations under its acquisition agreement to us, our subsidiaries and certain of our affiliates.

     The Company is an independent power provider that earns revenue primarily by producing and selling electricity under fixed price contracts and on the spot market. The Company uses derivative financial instruments, such as commodity forwards, futures, options and swaps to manage its exposure to fluctuations in electric energy and fuel prices. Mirant Mid-Atlantic and its affiliates, Mirant Potomac River and Mirant Peaker, own or lease approximately 5,256 MW of electric generation capacity in the Washington D.C. area, all of which we operate. These generating facilities serve the PJM Interconnection Market ("PJM") market. The PJM independent system operator operates the largest centrally dispatched control area in the United States, which covers all or parts of Pennsylvania, New Jersey, Maryland, Delaware, Virginia and the District of Columbia.

     The Company's consolidated financial statements include its wholly owned subsidiaries as follows:

     - Mirant Chalk Point, LLC ("Mirant Chalk Point");

     - Mirant D.C. O&M, LLC ("Mirant D.C. O&M");

     - Mirant Piney Point, LLC ("Mirant Piney Point"); and

     - Mirant MD Ash Management, LLC ("Mirant MD Ash Management").

     From August 1, 2001 to December 31, 2002, the Company supplied all of the capacity and energy of its facilities to Mirant Americas Energy Marketing under the terms of the Energy and Capacity Sales Agreement ("ECSA"). For the period from August 1, 2001 to December 31, 2001, Mirant Americas Energy Marketing contracted to purchase 100% of the output of the Company's facilities. For 2002 and 2003, Mirant Americas Energy Marketing exercised its option to purchase 100% of the output of the Company's facilities. For the period from January 1, 2004 to June 30, 2004 extendable to through December 31, 2004, Mirant Americas Energy Marketing had the option to purchase up to 100% (in increments of 25%) of the output of the Company's facilities, with no minimum commitment. Further details of the ECSA are discussed in Note 5.

     In November 2002, Mirant Americas Energy Marketing exercised its option to purchase 100% of the output of the Company's facilities. Effective May 1, 2003, the Company agreed to cancel the ECSA and sell all of its capacity and energy to Mirant Americas Energy Marketing under a power sales, fuel supply and services agreement (the "Power and Fuel Agreement") at market prices.

     Mirant Americas Energy Marketing is a party to transition power agreements with PEPCO under which PEPCO has an option to purchase energy with respect to PEPCO's load requirements at fixed rates.

     The Company has entered into a number of service agreements with other subsidiaries of Mirant for sales of its electric power, procurement of fuel, labor and administrative services essential to operating its

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

business. These related parties are primarily Mirant, Mirant Americas Energy Marketing and Mirant Services, LLC ("Mirant Services"). The arrangements with these companies are discussed in Note 5.

MIRANT RESTRUCTURING PLAN

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's ultimate parent, Mirant, has a loss from continuing operations of $2.3 billion for the year ended December 31, 2002 and has sold significant assets during 2002 in order to generate additional liquidity. Furthermore, Mirant has $1.7 billion in scheduled debt maturities during 2003, and does not project it will have sufficient liquidity to repay such debt maturities as they come due. Therefore, Mirant anticipates that it will be required to restructure significant debt obligations during 2003 in order to maintain continuing operations. These conditions raise substantial doubt that Mirant will be able to continue as a going concern.

     Mirant is working on a restructuring plan pursuant to which it will ask certain of its creditors to defer repayments of principal. There can be no assurance that Mirant will be able to restructure its indebtedness or that its liquidity and capital resources will be sufficient to maintain its normal operations. If Mirant is not successful in its restructuring efforts, it would likely be required to seek bankruptcy court or other protection from its creditors. Mirant's actions could have an impact on any or all of its subsidiaries and thus raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

2.  ACCOUNTING AND REPORTING POLICIES

  BASIS OF PRESENTATION

     The consolidated financial statements of Mirant Mid-Atlantic are presented in conformity with accounting principles generally accepted in the United States. The financial statements include the accounts of Mirant Mid-Atlantic and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year financial statement presentation.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates used in the preparation of these financial statements include estimates of the fair value the Company used in assessing its recorded goodwill for impairment, estimates of future cash flows to be generated from the Company's long-lived assets used in assessing those assets for impairment and estimates of the fair value of derivative financial instruments.

  CASH AND CASH EQUIVALENTS

     Mirant Mid-Atlantic considers all short-term investments with an original maturity of three months or less to be cash equivalents. Prior to October 21, 2002, the Company participated in Mirant's cash

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

management program whereby any excess funds were transferred to Mirant in exchange for a note, which was due on demand. Amounts advanced to Mirant at December 31, 2001 under this program are classified as notes receivable from affiliates.

  FUEL STOCK AND MATERIALS AND SUPPLIES

     Fuel stock and materials and supplies are recorded at the lower of cost or market. Cost is computed on an average cost basis. Fuel stock is removed from the inventory account as it is used in production. Materials and supplies are removed from the account when they are used for repairs, maintenance or capital projects.

  DERIVATIVE FINANCIAL INSTRUMENTS

     The Company accounts for derivative financial instruments at fair value as required by Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended ("SFAS No. 133").

     The fair values of forward contracts, swap agreements, options and caps and floors in a net receivable position, as well as options held, are reported as derivative financial instrument assets in the accompanying consolidated balance sheets. Similarly, derivative financial instruments and contractual commitments in a net payable position, as well as options written, are reported as derivative financial instrument liabilities in the accompanying consolidated balance sheets. Derivative financial instruments are reported net by counterparty, provided a master netting agreement exists.

     For derivative financial instruments that qualify and are designated as hedges of future cash flows, changes in the fair value of the derivatives are recorded in OCI until the related hedged items affect earnings. Any ineffective portion of the change in the fair value of contracts designated as cash flow hedges is reported in earnings currently. The Company may also enter into derivative instruments that qualify as fair value hedges. For derivatives that qualify and are designated as fair value hedges, changes in the fair value of the derivative and changes in the fair value of the related asset or liability are recorded in earnings currently. Certain of the financial instruments that the Company enters into to manage market risks, either are not designated as hedges or do not qualify for hedge accounting because the expected changes in their fair value do not adequately correlate to changes in the fair value or the cash flow of the exposure being hedged. Changes in the fair value of these derivative instruments are reflected in earnings currently, as unrealized gains or losses on derivative financial instruments. Unrealized gains or losses as well as settlements of amounts receivable or payable under all derivative financial instruments utilized to manage the price risk of energy sold or fuel purchased are recorded as an adjustment of revenue or the cost of fuel purchased, as applicable.

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are recorded at cost, or at fair value if acquired in a purchase business combination, which includes materials, labor, the associated payroll-related and overhead costs and the interest cost of financing construction. The cost of routine maintenance and repairs, such as inspections and corrosion removal, and the replacement of minor items of property are charged to expense as incurred. Certain expenditures incurred during a major maintenance outage of a generating plant are capitalized, including the replacement of major component parts and labor and overhead incurred to install the parts. Depreciation of the recorded cost of depreciable property, plant and equipment is provided by using composite rates. Upon the retirement or sale of property, plant and equipment, the cost of such assets and the related accumulated depreciation are removed from the balance sheet. No gain or loss is recognized

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

for ordinary retirements in the normal course of business since the composite depreciation rates used by Mirant Mid-Atlantic take into account the effect of interim retirements.

  IMPAIRMENT OF LONG-LIVED ASSETS

     Mirant Mid-Atlantic evaluates long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

     Prior to the adoption of SFAS No. 144, the Company accounted for the impairment of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

  GOODWILL AND INTANGIBLE ASSETS

     Goodwill represents the excess of the cost over the fair value of the net assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

     SFAS No. 142 requires that a goodwill impairment evaluation be performed upon adoption of the standard, annually, and between annual tests upon the occurrence of certain events. Upon adoption of SFAS No. 142, the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units as of January 1, 2002. The Company determined that its operations constituted a single reporting unit. In performing the impairment evaluation, the Company estimates the fair value of the reporting unit and compares it to the carrying amount of that reporting unit. To the extent the carrying amount of the reporting unit exceeds the fair value of that reporting unit, the Company is required to perform the second step of the impairment test. In this step, the Company compares the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit to all of the assets (recognized and unrecognized) and liabilities of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, "Business Combinations" ("SFAS No. 141"). The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. Upon the adoption of SFAS No. 142, the fair value of the Company's reporting unit exceeded the carrying amount of the reporting unit in the transition test and no impairment charge was recognized.

     Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected period to be benefited, 40 years, and assessed for recoverability by determining whether the goodwill balance could be recovered based on undiscounted future operating cash flows. The amount of goodwill impairment, if any, was measured based on discounted future operating cash flows.

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Mirant Mid-Atlantic recognizes specifically identifiable intangible assets when specific rights or contracts are acquired. Intangible assets are amortized on a straight-line basis over the lesser of their contractual or estimated useful lives, ranging from 23 to 40 years. The cost of certain rights acquired, such as operating permits, are included in property, plant and equipment in the accompanying consolidated balance sheets as they are considered an integral part of the tangible assets.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

     SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements. At December 31, 2002 and 2001, financial instruments recorded at contractual amounts that approximate market or fair value include cash and cash equivalents, accounts and current notes receivable, accounts payable and short term debt. The market values of such items are not materially sensitive to shifts in market interest rates because of the short term to maturity of these instruments and/or their variable interest rates. As of December 31, 2002, the Company's long-term notes receivables from affiliates had a carrying value of $223 million. The fair value of Mirant Mid-Atlantic's long-term notes receivable from affiliates is not readily determinable because of their intercompany nature.

  REVENUE RECOGNITION

     Revenues from sales of electricity power generation are recognized when the service is provided based on the contractual terms of agreements with customers.

  RENT EXPENSE

     Rent expense related to the Company's operating leases is recognized on a straight-line basis over the terms of the leases. Rent expense for generation facilities is reported separately as generation facilities rent expense in the accompanying consolidated statements of income. Payments made under the terms of the lease agreement in excess of the amount of lease expense recognized are recorded as prepaid rent in the accompanying consolidated balance sheets. Prepaid rent attributable to periods beyond one year is included in non-current prepaid rent.

  INCOME TAXES

     The Company was formed as an LLC on July 12, 2000 and was treated as a partnership for income tax purposes. The Company's members were solely liable for the federal and state taxes resulting from the Company's operations. In October 2002, the Company was converted to a branch for income tax purposes. As a result, Mirant Americas, Inc. ("Mirant Americas") has sole direct liability for the majority of the federal and state income taxes resulting from the Company's operations. Those state taxes for which the Company is liable have been included in the accompanying consolidated statements of income.

  NEW ACCOUNTING STANDARDS

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for the Company's 2003 fiscal year. Mirant Mid-Atlantic will adopt this statement effective January 1, 2003. The impact of the adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 requires companies to recognize certain costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activities. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN No. 45"). This interpretation requires certain disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing certain guarantees. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods after December 15, 2002. Management does not believe the adoption of FIN No. 45 in 2003 will have a material impact on its financial position, results of operations or cash flows.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 ("FIN No. 46"). FIN No. 46 addresses the consolidation by business enterprises of variable interest entities, as defined in the interpretation. FIN No. 46 expands existing accounting guidance regarding when a company should include in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to variable interest entity created before February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

3.  RESTATEMENTS AND RECLASSIFICATIONS

     The consolidated financial statements of the Company as of December 31, 2001 and for the year ended December 31, 2001 and the period from July 12, 2000 (inception) to December 31, 2000 have been restated to reflect certain errors the Company identified in its previously issued financial statements. The errors relate to accounting for derivative financial instruments designated as hedging instruments which did not qualify for hedge accounting treatment and an adjustment to the valuation of assets acquired and liabilities assumed by Mirant Americas Energy Marketing when applying purchase accounting to the PEPCO acquisition (see Note 4).

     The nature of the errors and the adjustments that the Company has made to its financial statements for years ended December 31, 2001 and the period from July 12, 2000 to December 31, 2000 are set forth below.

     The net impact of the adjustments include the following:

     - A $110 million increase to member's interest and a corresponding increase in goodwill, other intangible assets, net and other asset accounts as of December 31, 2000 due to purchase accounting adjustments related to the obligations assumed by affiliates in the PEPCO transaction;

     - A $2 million reduction of net income in 2001 due to additional goodwill amortization, as a result of the adjustments to goodwill;

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     - A $4 million reduction of net income in 2001 due to the effects of purchase accounting adjustments to inventory; and

     - A $2 million reduction of net income in 2001 to reflect the current recognition of changes in the fair value of derivative financial instruments. These derivative financial instruments were previously accounted for as hedges.

  RECLASSIFICATIONS

     The Company has changed its classification, on the accompanying consolidated statements of income, of realized and unrealized gains and losses related to derivative financial instruments. Under the new classification, gains and losses, both realized and unrealized, for electricity related derivative financial instruments are included in operating revenues. Gains and losses, both realized and unrealized, for fuel related derivative financial instruments are included in cost of fuel, electricity and other products. Prior year amounts have been reclassified to conform to the current year presentation. These reclassifications reduced revenues and cost of fuel, electricity and other products by corresponding amounts but did not impact the Company's gross margin or net income. The Company has also recorded reclassifications to balances of the current portion of prepaid rent, goodwill and intangible assets and other assets and liabilities in the December 31, 2001 balance sheet.

     In addition, the consolidated statement of cash flows for 2001 has been reclassified. Amounts of $29 million received under the ECSA attributable to the capital contribution have been reclassified on the accompanying consolidated statements of cash flows as a financing activity, rather than an operating activity. Amounts of $31 million paid to PEPCO for fuel and other working capital adjustments related to the acquisition have been reclassified as an investing activity. Previously the payment had been classified as an operating activity. Cash flows from operating activities as previously reported was $117 million and is $119 million as restated. Cash flows used in investing activities as previously reported was $78 million and is $109 million as restated. Cash flows used in financing activities as previously reported was $61 million and is $32 million as restated.

     Operating revenues decreased by $30 million due to reclassifications of gains and losses on derivative financial instruments discussed above. Cost of fuel, electricity and other products, excluding depreciation, decreased by $24 million due to reclassification of derivative gains and losses, offset by a $6 million reclass of labor costs. Maintenance, selling, general and administrative, and other operating expenses reflect reclassification for various labor costs.

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  RESTATEMENTS OF CONSOLIDATED FINANCIAL STATEMENTS

     Management has identified certain errors, which necessitated a restatement of the Company's 2001 consolidated financial statements.

     The following table and discussion summarizes the effects of the adjustments to reflect the reclassifications and the restatement adjustments on the consolidated statements of operations for 2001 (in millions).

                                                               YEAR ENDED DECEMBER 31, 2001
                                                ----------------------------------------------------------
                                                                  INCREASE (DECREASE) DUE TO:
                                                                -------------------------------
                                                AS PREVIOUSLY                       RESTATEMENT      AS
                                                  REPORTED      RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                                -------------   -----------------   -----------   --------
Operating revenues............................     $1,054             $(30)             $--        $1,024
Operating expenses:
  Cost of fuel, electricity and other
     products, excluding depreciation.........        553              (24)               6           535
  Generation facilities lease.................         96               --               --            96
  Depreciation and amortization...............         75               --                2            77
  Maintenance.................................         30               23               --            53
  Selling, general and administrative.........         52              (13)              --            39
  Other operating.............................         87              (17)              --            70
                                                   ------             ----              ---        ------
Total operating expenses......................        893              (31)               8           870
                                                   ------             ----              ---        ------
Operating income..............................        161                1               (8)          154
Other income, net.............................         15               --               --            15
Provision for income taxes....................         --                1               --             1
                                                   ------             ----              ---        ------
Net income....................................     $  176             $ --              $(8)       $  168
                                                   ======             ====              ===        ======

     Cost of fuel, electricity and other products increased by $6 million as a result of $4 million of increased fuel burn expense that results from the adjustment to fuel inventory at the date of the PEPCO acquisition, and $2 million to reflect the fair value of certain commodity financial instruments previously accounted for as cash flow hedges under SFAS No. 133.

     Depreciation and amortization expense increased by $2 million as a result of the changes in the amount of goodwill recorded in the acquisition of PEPCO. This increase in the goodwill balance is primarily due to an adjustment to the valuation of certain purchase power agreement obligations assumed by Mirant Americas Energy Marketing.

     The following table and discussion summarizes the effects of the restatement adjustments on the consolidated balance sheet as of December 31, 2001, which includes the prior period adjustment to the purchase accounting for PEPCO (in millions).

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                FOR THE YEAR ENDED DECEMBER 31, 2001
                                                     ----------------------------------------------------------
                                                                    INCREASE/(DECREASE) DUE TO:
                                                     ----------------------------------------------------------
                                                     AS PREVIOUSLY                       RESTATEMENT      AS
                                                       REPORTED      RECLASSIFICATIONS   ADJUSTMENTS   RESTATED
                                                     -------------   -----------------   -----------   --------
                      ASSETS
Current Assets:
Cash and cash equivalents..........................     $   --             $  --            $ --        $   --
Receivables:
  Affiliates.......................................         59                --              --            59
  Customer accounts................................         10                --              --            10
Notes receivable from affiliate....................         29                --              --            29
Fuel stock.........................................         71                --               2            73
Materials and supplies.............................         33                --              --            33
Prepaid rent.......................................        131               (35)             --            96
Assets from risk management activities.............          2                --              (2)           --
Derivative hedging instruments.....................          1                --              (1)           --
Derivative financial instruments...................         --                --               3             3
Other current assets...............................         21                 1              --            22
                                                        ------             -----            ----        ------
  Total current assets.............................        357               (34)              2           325
                                                        ------             -----            ----        ------
Property, plant and equipment, net.................      1,027                --              --         1,027
Other Noncurrent Assets:
Goodwill, net......................................      1,169                 4              69         1,242
Other intangible assets, net.......................        280                (4)             --           276
Notes receivable from affiliates...................        223                --              --           223
Prepaid rent.......................................         --                35              --            35
Assets from risk management activities.............          3                --              (3)           --
Derivative financial instruments...................         --                --               3             3
                                                        ------             -----            ----        ------
  Total noncurrent assets..........................      1,675                35              69         1,779
                                                        ------             -----            ----        ------
  TOTAL ASSETS.....................................     $3,059             $   1            $ 71        $3,131
                                                        ======             =====            ====        ======
          LIABILITIES AND MEMBERS EQUITY
Current Liabilities:
Accounts payable and accrued liabilities...........     $   41             $   1            $ --        $   42
Payables to affiliates.............................         24                --              --            24
Note payable to affiliate..........................        130                --              --           130
Liabilities from risk management activities........          5                --              (5)           --
Derivative hedging instruments.....................          1                --              (1)           --
Derivative financial instruments...................         --                --               6             6
                                                        ------             -----            ----        ------
  Total current liabilities........................        201                 1              --           202
                                                        ------             -----            ----        ------
Noncurrent Liabilities:
Liabilities from risk management activities........          2                --              (2)           --
Derivative hedging instruments.....................          2                --              (2)           --
Derivative financial instruments...................         --                --               4             4
Other non-current liabilities......................          5                --              --             5
                                                        ------             -----            ----        ------
  Total non-current liabilities....................          9                --              --             9
                                                        ------             -----            ----        ------
Member's interest..................................      2,902                --              77         2,979
Capital contribution receivable from affiliate
  pursuant to ECSA.................................        (91)               --              --           (91)
Accumulated other comprehensive loss...............         (2)               --               2            --
(Accumulated deficit) Retained earnings............         40                --              (8)           32
                                                        ------             -----            ----        ------
  Total member's equity............................      2,849                --              71         2,920
                                                        ------             -----            ----        ------
  TOTAL LIABILITIES AND MEMBER'S EQUITY............     $3,059             $   1            $ 71        $3,131
                                                        ======             =====            ====        ======

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table presents the statement of cash flows for the year ended December 31, 2001 as previously reported and restated (in millions).

                                                                 FOR THE YEAR ENDED
                                                                 DECEMBER 31, 2001
                                                              ------------------------
                                                              AS PREVIOUSLY      AS
                                                                REPORTED      RESTATED
                                                              -------------   --------
Cash Flows from Operating Activities:
Net income..................................................      $ 176        $ 168
                                                                  -----        -----
Adjustments to reconcile net income to net cash provided by
operating activities:
  Depreciation and amortization.............................         75           77
  Unrealized gains and losses on derivative financial
     instruments............................................          2            4
  Deferred contract with affiliate..........................         29           --
  Changes in certain assets and liabilities:
     Affiliate receivables..................................        (30)         (30)
     Customer accounts receivable...........................         (9)          (9)
     Prepaid rent...........................................        (99)         (99)
     Fuel stock.............................................        (41)         (37)
     Other current assets...................................         (5)          (5)
     Accounts payable and accrued liabilities...............         --           31
     Payables to affiliate..................................         20           20
     Other current liabilities..............................         (1)          (1)
                                                                  -----        -----
  Total adjustments.........................................        (59)         (49)
                                                                  -----        -----
  Net cash provided by operating activities.................        117          119
                                                                  -----        -----
Cash Flows from Investing Activities:
Capital expenditures........................................        (47)         (47)
Asset acquisition costs.....................................         (2)         (33)
Notes receivable from affiliates, net.......................        (29)         (29)
                                                                  -----        -----
  Net cash (used in) investing activities...................        (78)        (109)
                                                                  -----        -----
Cash Flows from Financing Activities:
Capital contributions.......................................         25           25
Payment of dividends........................................       (141)        (141)
Capital contributions received from affiliate pursuant to
  ECSA......................................................         --           29
Notes payable to affiliates, net............................         55           55
                                                                  -----        -----
  Net cash (used in) financing activities...................        (61)         (32)
                                                                  -----        -----
Net Decrease in Cash and Cash Equivalents...................        (22)         (22)
Cash and Cash Equivalents, beginning of period..............         22           22
                                                                  -----        -----
Cash and Cash Equivalents, end of period....................      $  --        $  --
                                                                  =====        =====

4.  ACQUISITION OF PEPCO ASSETS

     On December 19, 2000, the Company and its affiliates, together with third-party lessors in a leveraged lease transaction, purchased PEPCO's generating facilities in Maryland and Virginia, consisting of four electric generating stations, Morgantown, Chalk Point, Dickerson and Potomac River, with a combined generating capacity of 5,256 MW. The Company and its affiliates paid an aggregate of $1.255 billion in cash and transaction expenses for the generating facilities and related assets, except for the baseload facilities at Morgantown and Dickerson, which were purchased by the third-party lessors for $1.5 billion in

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

cash. The Company simultaneously entered into agreements with the lessors to lease the Morgantown (1,244 MW) and Dickerson (546 MW) baseload facilities for terms of 33.75 years and 28.5 years, respectively (see Note 10). These leases have been accounted for as operating leases.

     Mirant Potomac River and Mirant Peaker, other subsidiaries of Mirant, purchased the 482 MW Potomac River facility and the 438 MW Chalk Point peaking facility for $370 million. The Company advanced Mirant Potomac River and Mirant Peaker an aggregate of $223 million to finance their acquisition of these facilities, and entered into a contribution agreement with Mirant in connection with the advances (see Note 5). The remaining $147 million was funded by Mirant and treated as a capital contribution to Mirant Potomac River and Mirant Peaker. Mirant Peaker also assumed the obligations related to a lease for the 84 MW combustion turbine owned by SMECO at the Chalk Point facility. This lease has been accounted for as a capital lease by Mirant Peaker.

     The Company acquired the baseload and cycling units at the Chalk Point facility (1,907 MW), the peaking units at the Morgantown facility (248 MW), and the peaking units at the Dickerson facility (307 MW). In addition to these generating facilities, the Company acquired three coal ash storage facilities, a
51.5 mile oil pipeline serving the Chalk Point and Morgantown facilities, an engineering and maintenance service facility, and other related assets.

     As part of the acquisition, Mirant Americas Energy Marketing, L.P. ("Mirant Americas Energy Marketing") entered into two transition power agreements ("TPAs") to provide power to PEPCO, and assumed PEPCO's obligations under existing power purchase agreements ("PPAs") with third parties, representing obligations with an estimated fair value of approximately $1.7 billion and $0.7 billion, respectively, at the date of the acquisition.

     As part of the acquisition, Mirant Services also assumed obligations for pension benefits, other post employment benefits and vacation accruals associated with the 950 former PEPCO personnel that became employees of Mirant Services, aggregating $107 million at the date of the acquisition.

     The acquisition was accounted for under the purchase method of accounting. The acquisition was recorded by the Company and its affiliates as follows (in millions):

                                    MIRANT                           MIRANT AMERICAS                OTHER
                                 MID-ATLANTIC     MIRANT    MIRANT       ENERGY         MIRANT      MIRANT
                               AND SUBSIDIARIES   POTOMAC   PEAKER      MARKETING      SERVICES   AFFILIATES    TOTAL
                               ----------------   -------   ------   ---------------   --------   ----------   -------
Current assets...............       $   49         $  4      $ --        $    --        $  --        $ --      $    53
Property, plant and
  equipment..................        1,015          266       148             --           --          --        1,429
Goodwill.....................        1,276           --        --             --           --          --        1,276
Other intangible assets......          285           --        --             --           --          --          285
Other liabilities............          (17)          --       (48)            --         (107)         --         (172)
Deferred tax assets resulting
  from the acquisition.......           --           --        --             --           --         822          822
Obligations under TPAs/PPAs..           --           --        --         (2,438)          --          --       (2,438)
                                    ------         ----      ----        -------        -----        ----      -------
Net assets acquired..........       $2,608         $270      $100        $(2,438)       $(107)       $822      $ 1,255
                                    ======         ====      ====        =======        =====        ====      =======

     The impact of the liabilities assumed by Mirant Americas Energy Marketing, the liabilities assumed by Mirant Services, and the deferred tax assets resulting from the acquisition which were recorded at other Mirant affiliates, have been recorded as adjustments to member's equity. The goodwill recorded in the acquisition has been allocated entirely to the Company since it owns or leases substantially all of the

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

facilities, and because it benefits from the capital contribution agreement with Mirant regarding Mirant Peaker and Mirant Potomac River (see Note 5).

5.  RELATED PARTY ARRANGEMENTS AND TRANSACTIONS

  POWER SALES AGREEMENT WITH MIRANT AMERICAS ENERGY MARKETING

     From August 1, 2001 to December 31, 2002, the Company supplied all of the capacity and energy of its facilities to Mirant Americas Energy Marketing under the terms of the Energy and Capacity Sales Agreement ("ECSA"). For the period from August 1, 2001 to December 31, 2001, Mirant Americas Energy Marketing contracted to purchase 100% of the output of the Company's facilities. For 2002 and 2003, Mirant Americas Energy Marketing exercised its option to purchase 100% of the output of the Company's facilities. For the period from January 1, 2004 to June 30, 2004 extendable to through December 31, 2004, Mirant Americas Energy Marketing had the option to purchase up to 100% (in increments of 25%) of the output of the Company's facilities, with no minimum commitment. Mirant Americas Energy Marketing is a party to transition power agreements with PEPCO under which PEPCO has an option to purchase energy with respect to PEPCO's load requirements at fixed rates.

     In November 2002, Mirant Americas Energy Marketing exercised its option to purchase 100% of the output of the Company's facilities. The Company subsequently agreed to terminate the ECSA effective May 1, 2003 and sell all of its capacity and energy to Mirant Americas Energy Marketing under a new power sales, fuel supply and services agreement (the "Power and Fuel Agreement") at market prices.

     Prior to entering into the ECSA effective August 1, 2001, the Company sold its power to Mirant Americas Energy Marketing pursuant to a master sales agreement. Under this agreement, the price the Company received was based on the market price for energy in the PJM market at the time the energy was delivered. The Company also sold power to Mirant Americas Energy Marketing under short-term fixed price contracts. The short-term fixed price contracts were terminated in connection with the ECSA.

     The Company's affiliated companies, Mirant Potomac River and Mirant Peaker, also entered into fixed rate power purchase agreements with Mirant Americas Energy Marketing in August 2001 on the same terms and effective over the same period as the agreement outlined above. Mirant Potomac River and Mirant Peaker also subsequently terminated these agreements effective May 1, 2003. These affiliates have also entered into new power sales, fuel supply and services agreements on the same terms and for the same period as the Company's Power and Fuel Agreement with Mirant Americas Energy Marketing. Through the capital contribution agreement between the Company and Mirant, excess cash available from the operations of these affiliated companies is paid as a dividend to Mirant, which in turn makes a capital contribution to the Company for the same amount.

     At the inception date of the ECSA, the pricing under the ECSA was favorable to the Company and its affiliates when compared to estimated market rates in the PJM for power to be delivered over the initial term of the agreement. The estimated market rates were based on quoted market prices in the PJM, as adjusted upwards by approximately 12% for what the Company believed, at the time, to be temporary anomalies in the quoted market prices based on projected demand growth and other factors expected to affect demand and supply in the PJM market through 2002. The market had experienced unusual fluctuations in market prices because of low prices for natural gas which is generally the fuel used to set prices in the PJM. The Company did not believe that natural gas prices would remain depressed through the end of 2002.

     At inception of the ECSA, the aggregate value to the Company and its affiliates attributable to the favorable pricing variance was approximately $167 million. The amount related specifically to the Company's owned or leased facilities of $120 million was accounted for as both an addition to member's

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

interest and an offsetting capital contribution receivable pursuant to the ECSA in its financial statements. At inception, the Company had assumed that in 2002 Mirant Americas Energy Marketing would elect to take the contracted minimum 75% of the capacity and output of the Company's facilities and that in 2003 and 2004 Mirant Americas Energy Marketing would not elect to purchase output from the Company's facilities, since the contract provided for no minimum commitment for these years.

     In January 2002, Mirant Americas Energy Marketing exercised its option to increase its committed capacity to 100% of the total output of the Company's facilities for 2002. Therefore, the Company recorded an additional equity contribution of $53 million in the first quarter of 2002 to reflect the favorable pricing terms related to the additional 25% capacity and energy that Mirant Americas Energy Marketing committed to take in 2002. This adjustment amount was based on estimated market rates in the PJM. This adjustment is also reflected as both an addition to member's interest and an offsetting capital contribution receivable pursuant to the ECSA.

     In November 2002, Mirant Americas Energy Marketing exercised its option to purchase 100% of the output of the Company's facilities for 2003. Accordingly, an adjustment of $121 million to member's equity and an offsetting capital contribution receivable pursuant to the ECSA was recorded in the fourth quarter of 2002 to reflect the favorable pricing terms of this agreement. This adjustment amount was also based on estimated market rates in the PJM as adjusted upwards by approximately 9% for management's consideration of the value available to a purchaser of the Company's capacity and energy, incremental to the quoted spot market prices. This incremental value is comprised mainly of the option available to Mirant Americas Energy Marketing to extend its commitment to 2004, the capabilities associated with load management and with power and fuel trading and the value of fixed transmission rights.

     The contractual amounts payable under the ECSA in excess of the amount of revenue recognized due to the favorable pricing terms of the ECSA were $139 million and $33 million for the year ended December 31, 2002 and for the period from August 1, 2001 to December 31, 2001, respectively. These amounts are generally received in the month following the month the related revenue is recognized and are recorded as a reduction in the capital contribution receivable pursuant to the ECSA when received. During the year ended December 31, 2002 and for the period from August 1, 2001 to December 31, 2001, the Company received $129 million and $29 million, respectively, under the ECSA that was applied as a reduction to the capital contribution receivable pursuant to the ECSA. The capital contribution receivable pursuant to the ECSA was $136 million at December 31, 2002, of which $15 million represents amounts received subsequent to December 31, 2002 related to the revenue recognized prior to that date and $121 million relates to the favorable pricing variance for 2003.

     The favorable pricing variance accounted for as a capital contribution receivable was not adjusted for subsequent changes in energy prices. As a result, amounts recognized as revenue under the ECSA did not necessarily reflect market prices at the time the energy was delivered. Amounts recognized as revenue for capacity and energy delivered under the ECSA exceeded the amounts based on current market prices by approximately $179 million and $79 million for the year ended December 31, 2002 and for the period from August 1, 2001 to December 31, 2001, respectively.

     Effective May 1, 2003, the Company agreed to terminate the ECSA and sell all of its capacity and energy under the Power and Fuel Agreement to Mirant Americas Energy Marketing at market prices. Under this agreement, Mirant Americas Energy Marketing resells the Company's energy products in the PJM spot and forward markets and to other third parties. The Company is paid the amount received by Mirant Americas Energy Marketing for such capacity and energy.

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  SERVICES AND ADMINISTRATION ARRANGEMENTS

     The Company and its subsidiaries utilize the services of Mirant, Mirant Services and Mirant Americas Energy Marketing. The significant arrangements with these affiliated companies are described below. Management believes that the amounts allocated or charged to the Company are reasonable and are substantially similar to costs it would have incurred on a stand-alone basis. The following table summarizes the amounts incurred under the arrangements that are recorded in the accompanying consolidated statements of income as selling, general and administrative expenses -- affiliates (in millions):

                                                              2002   2001   2000
                                                              ----   ----   ----
Management, personnel and services agreement................  $13    $13     $1
Services agreements.........................................    6      6     --
Administration arrangement..................................   11     --     --
                                                              ---    ---     --
TOTAL.......................................................  $30    $19     $1
                                                              ===    ===     ==

  Management, Personnel and Services Agreement with Mirant Services

     Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services' direct costs of providing such services.

     The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying consolidated statements of income for the years ended December 31, 2002, 2001 and 2000 as follows (in millions):

                                                              2002   2001   2000
                                                              ----   ----   ----
Cost of fuel, electricity and other products................  $ 5    $ 5    $--
Maintenance expense.........................................   22     23      1
Selling, general and administrative expense.................   13     13      1
Other operating expense.....................................   29     30      1
                                                              ---    ---    ---
TOTAL.......................................................  $69    $71    $ 3
                                                              ===    ===    ===

  Services Agreements with Mirant Americas Energy Marketing

     The Company, through its subsidiaries, is a party to separate services agreements with Mirant Americas Energy Marketing. Mirant Americas Energy Marketing is responsible for marketing and scheduling all of the capacity from the Company's facilities. Mirant Americas Energy Marketing has no minimum purchase requirements under these agreements, except for a commitment with the Company under its ECSA which has been terminated effective May 1, 2003.

     During the years ended December 31, 2002 and 2001, the Company incurred approximately $6 million and $6 million, respectively, in costs under the power sales, fuel supply and services agreements it has with Mirant Americas Energy Marketing. These costs are included in selling, general and administrative expenses -- affiliates in the accompanying consolidated statements of income.

     Effective July 1, 2002, the Company and Mirant Americas Energy Marketing amended the services and risk management agreement with Mirant Americas Energy Marketing with regard to the provision of the residual fuel oil requirements at the Company's Chalk Point facility. The revised agreement is an all-requirements contract with pricing based on the daily Platts New York Harbor mean index for residual

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

fuel oil plus a delivery charge. Pursuant to the revised agreement, Mirant Americas Energy Marketing will also manage the fuel oil storage associated with these facilities. In connection with this agreement, the Company sold fuel oil inventory at its book value of approximately $15 million to Mirant Americas Energy Marketing.

     The services and risk management agreements will be terminated as of May 1, 2003 and Mirant Americas Energy Marketing will provide these services pursuant to the Power and Fuel Agreement.

  Administration Arrangements with Mirant Services

     Beginning in May 2002, Mirant Services implemented a fixed administration charge to various subsidiaries of Mirant, including the Company, which serves to reimburse Mirant Services for various indirect administrative services performed on the subsidiaries' behalf, including information technology services, regulatory support, consulting, legal and accounting and financial services. The fixed charge was approximately $1.4 million per month over the initial term of the agreement. Through the eight months ended December 31, 2002, the Company incurred approximately $11 million in costs under this arrangement, which are included in selling, general and administrative expenses -- affiliates in the accompanying consolidated statements of income. The agreement was automatically extended through December 31, 2003 and the fixed charge was increased to $1.6 million per month. Prior to May 2002, similar administrative services were charged by Mirant Services and Mirant Mid-Atlantic Services to the Company based on incremental costs directly attributable to the Company as part of the management, personnel and services agreement described above.

  RESTRUCTURING CHARGES

     In 2002 Mirant adopted a restructuring plan in response to constrained access to capital markets that resulted from Moody's December 2001 downgrade of Mirant's credit rating, the Enron bankruptcy, and other changes in market conditions. This plan was designed to restructure operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. During the year ended December 31, 2002, the Company recorded restructuring charges of $5 million for severance costs and other charges, which are included in other operating expenses -- affiliates in the accompanying consolidated statements of income. The severance costs and other employee termination-related charges associated with the restructuring at Mirant Mid-Atlantic locations were paid by Mirant Services and billed to Mirant Mid-Atlantic.

  NOTES RECEIVABLE FROM AND NOTES PAYABLE TO AFFILIATES

     Mirant Peaker and Mirant Potomac River borrowed funds in December 2000 from the Company in order to finance their respective acquisitions of generation facilities. At December 31, 2002 and 2001, unsecured noncurrent notes receivable from these two affiliates consisted of the following (in millions):

BORROWER                                             PRINCIPAL   INTEREST RATE    MATURITY
--------                                             ---------   -------------   ----------
Mirant Potomac River...............................    $152           10%        12/30/2028
Mirant Peaker......................................    $ 71           10%        12/30/2028

     Principal is due on maturity with interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12% per annum. Mirant Potomac River and Mirant Peaker may prepay up to $5 million and $3 million per year, respectively. Interest earned by the Company from Mirant Potomac River and Mirant Peaker was $23 million for each of the years ended December 31, 2002 and 2001 and $1 million for the period from July 12, 2000 (inception) through December 31, 2000.

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Under the capital contribution agreement with Mirant (see below), the owner lessors, the holders of the lessor notes, and the indenture trustee of the Company's lease arrangements have the ability to enforce the payment terms of the notes receivable.

     During 2001, the Company entered into a separate cash management agreement with Mirant, whereby any excess cash was transferred to Mirant pursuant to a note agreement which was payable upon demand with interest payable monthly. These advances, which at December 31, 2001 totaled approximately $29 million, are reflected in current notes receivable from affiliates in the accompanying consolidated balance sheet. During the fourth quarter of 2002, this cash management agreement was terminated and all outstanding advances were repaid.

     Included in current notes payable to affiliates at December 31, 2001 are approximately $130 million in advances from Mirant Americas Generation. These advances were due on demand, accrued interest at 9.5% with interest due monthly, and were unsecured. During 2002, Mirant Americas Generation made noncash capital contributions to the Company of the $130 million of notes payable.

  CAPITAL CONTRIBUTION AGREEMENT WITH MIRANT

     The purchases of the Potomac River generating facility and the Chalk Point combustion turbines by Mirant Potomac River and Mirant Peaker, respectively, which are both wholly owned subsidiaries of Mirant, were funded by a capital contribution from Mirant and loans from the Company as evidenced by notes. Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker make distributions to Mirant at least once per quarter, if funds are available. Distributions are equal to all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and the Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant will contribute or cause these amounts to be contributed to the Company. For the years ended December 31, 2002 and 2001, total capital contributions received by the Company under this agreement totaled $39 million and $25 million, respectively.

     If, as a result of its inability to restructure a substantial portion of its indebtedness or otherwise, Mirant seeks bankruptcy court or other protection from its creditors, then Mirant's ability to make such contributions or cause such contributions to be made could be adversely affected.

6.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consisted of the following at December 31, 2002 and 2001 (in millions):

                                                               2002     2001
                                                              ------   ------
Production..................................................  $1,047   $1,009
Oil pipeline................................................      25       25
Land........................................................      12       12
Other.......................................................       3       --
Less: accumulated depreciation..............................     (78)     (39)
                                                              ------   ------
Total.......................................................   1,009    1,007
Construction work in progress...............................      24       20
                                                              ------   ------
PROPERTY, PLANT AND EQUIPMENT, NET..........................  $1,033   $1,027
                                                              ======   ======

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Depreciation of the recorded cost of depreciable property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets ranging from 5 to 42 years. The Company received emission allowances in the acquisition of the PEPCO assets for both sulfur dioxide ("SO(2)") and nitrogen oxide ("NOx") emissions and the right to future allowances. These allowances are related to owned facilities, included under production assets above and depreciated over the average life of the related assets, ranging from 8 to 40 years.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

  GOODWILL

     Following is a summary of the changes in goodwill for the years ended December 31, 2002 and 2001, (in millions):

2001
  Goodwill, beginning of year as restated...................   $1,401
  Purchase accounting adjustments...........................     (127)
  Amortization expense......................................      (32)
                                                               ------
  Goodwill, end of year as restated.........................   $1,242
                                                               ======
2002
  Goodwill, beginning of year...............................   $1,242
  Adoption of SFAS No. 141..................................       56
                                                               ------
  Goodwill, end of year.....................................   $1,298
                                                               ======

     In connection with the adoption of SFAS No. 141 effective January 1, 2002, Mirant Mid-Atlantic reclassified to goodwill a portion of its intangible assets relating to trading rights acquired in business combinations. The reclassification increased goodwill by $95 million, net of accumulated amortization of $3 million. Since Mirant Mid-Atlantic is not a taxable entity in most jurisdictions, most deferred income taxes related to book/tax differences of the assets and liabilities of Mirant Mid-Atlantic are recorded by Mirant Americas. A deferred tax liability was not recognized by Mirant Americas as part of the purchase accounting for the non-deductible goodwill attributed to the Company. A deferred tax liability was recognized for the book/tax basis difference related to the trading rights attributed to the Company. The reclassification of trading rights to goodwill in connection with the adoption of SFAS No. 142 resulted in the reversal of the deferred tax liability previously recorded by Mirant Americas attributable to the trading rights. The reduction in the deferred tax liability at Mirant Americas resulted in a corresponding reduction in the amount of goodwill attributed to Mirant Mid-Atlantic.

     Upon the adoption of SFAS No. 142, the Company discontinued amortization of goodwill effective January 1, 2002. Net income for 2001 and 2000 has been adjusted to exclude amortization related to goodwill and trading rights recognized in business combinations (in millions, except per share data).

                                                              2001   2000
                                                              ----   ----
Net income, as restated and reported, respectively..........  $168    $5
Amortization of goodwill and trading rights.................    34     2
                                                              ----    --
NET INCOME, AS ADJUSTED.....................................  $202    $7
                                                              ====    ==

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In the fourth quarter of 2002, the Company performed its annual goodwill impairment evaluation as required by SFAS No. 142. No impairment charge to goodwill was recorded as the fair value of the reporting unit exceeded the carrying value.

  INTANGIBLE ASSETS

     Following is a summary of intangible assets as of December 31, 2002 and 2001 (in millions):

                                                                                        DECEMBER 31, 2001
                                                        DECEMBER 31, 2002                 (AS RESTATED)
                                                  -----------------------------   -----------------------------
                              WEIGHTED AVERAGE    GROSS CARRYING   ACCUMULATED    GROSS CARRYING   ACCUMULATED
                             AMORTIZATION LIVES       AMOUNT       AMORTIZATION       AMOUNT       AMORTIZATION
                             ------------------   --------------   ------------   --------------   ------------
Trading rights.............             --             $ --            $ --            $ 95            $(3)
Development rights.........       40 years               47              (3)             46             (1)
Emissions allowances.......       32 years              131              (8)            131             (4)
Other intangibles..........       30 years               12              (1)             12             --
                                                       ----            ----            ----            ---
TOTAL OTHER INTANGIBLE
  ASSETS...................                            $190            $(12)           $284            $(8)
                                                       ====            ====            ====            ===

     All of Mirant Mid-Atlantic's intangible assets are subject to amortization and are being amortized on a straight-line basis over their estimated useful lives, ranging from 23 to 40 years. Amortization expense for the years ended December 31, 2002, 2001 and 2000 was approximately $6 million, $8 million and less than $1 million, respectively. Assuming no future acquisitions, dispositions or impairments of intangible assets, amortization expense is estimated to be approximately $5 million for each of the following five years.

     Development rights represent the right to expand capacity at certain acquired generation facilities. The existing infrastructure, including storage facilities, transmission interconnections, and fuel delivery systems, and contractual rights acquired by the Company provide the opportunity to expand or repower certain generation facilities. This ability to expand or repower is estimated to be at significant cost savings compared to greenfield construction.

     The Company received emission allowances related to leased facilities in the acquisition of the PEPCO assets (Note 4) for both SO(2) and NOx emissions and the right to future allowances.

8.  DERIVATIVE FINANCIAL INSTRUMENTS

  PRICE RISK MANAGEMENT ACTIVITIES

     Through Mirant Americas Energy Marketing, Mirant Mid-Atlantic enters into commodity forward physical transactions as well as derivative financial instruments to manage market risk and exposure to market prices for electricity and natural gas, oil and other fuels utilized by its generation assets. The physical transactions include forward contracts for physical sales and purchases of electricity and natural gas. The derivative financial instruments primarily include forwards, futures, options and swaps, and may include instruments whose underlying commodity is highly correlated to the electricity produced or to the fuels utilized by the Company's generation facilities, although the underlying fuel commodity itself is not a component fuel used to produce electricity.

     Power sales agreements, such as the ECSA, and other contracts that are used to mitigate exposure to commodity prices but which either do not meet the definition of a derivative or are excluded under certain exceptions under SFAS No. 133 are not included in derivative financial instruments in the accompanying consolidated balance sheets.

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As discussed in Note 3, the Company subsequently determined that all derivative financial instruments previously accounted for as cash flow hedges under SFAS No. 133 do not qualify for cash flow hedge accounting. Accordingly, all realized and unrealized gains or losses associated with these derivative transactions have been recognized in earnings in the period incurred.

     At December 31, 2002, our derivative financial instruments have terms extending through 2007. The net notional amount, or net long (short) position, of all our derivative financial instruments was approximately 3 million equivalent megawatt-hours. The following table presents a summary of the units, equivalent megawatt-hours and duration by commodity of our derivative financial instruments as of December 31, 2002.

                                NOMINAL UNITS     EQUIVALENT MEGAWATT-HOURS   AVERAGE DURATION
                                 LONG (SHORT)           LONG (SHORT)              (YEARS)
                               ----------------   -------------------------   ----------------
Natural gas..................  21 million mmbtu           2 million                 1.5
Crude oil....................   1 million  barrels         * million                0.5
Residual fuel................   2 million  barrels         1 million                1.0

---------------

     * Less than $1 million.

9.  INCOME TAXES

     Details of the income tax provision for the years ended December 31, 2002 and 2001 are as follows (in millions):

                                                              2002     2001       2000
                                                              ----   --------   --------
                                                                     RESTATED   RESTATED
Income tax provision:
Current state provision:....................................  $ 2      $ 1        $--
Deferred state provision:...................................   (1)      --         --
                                                              ---      ---        ---
PROVISION FOR INCOME TAXES..................................  $ 1      $ 1        $--
                                                              ===      ===        ===

     A reconciliation of the Company's federal statutory income tax rate to the effective income tax rate for the years ended December 31, 2002, 2001, and 2000 is as follows:

                                                             2002      2001       2000
                                                             -----   --------   --------
                                                                     RESTATED   RESTATED
Statutory federal income tax rate..........................   35.0%    35.0%      35.0%
LLC income not subject to federal taxation.................  (35.1)   (42.0)     (51.6)
State and local income taxes...............................    0.6      0.6        0.6
Non-deductible goodwill amortization and other, net........    0.1      7.2       16.9
                                                             -----    -----      -----
EFFECTIVE INCOME TAX RATE..................................    0.6%     0.8%       0.9%
                                                             =====    =====      =====

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are as follows (in millions):

                                                              2002   2001
                                                              ----   ----
DEFERRED TAX LIABILITIES:
Property and intangibles assets.............................  $(2)   $(3)
Energy delivery agreements..................................   (1)    --
                                                              ---    ---
  Total.....................................................   (3)    (3)
DEFERRED TAX ASSETS:........................................   --     --
                                                              ---    ---
NET DEFERRED TAX LIABILITIES................................  $(3)   $(3)
                                                              ===    ===

  PRO-FORMA INCOME TAX DISCLOSURES

     With the exception of the state tax liability reflected above, the Company is not subject to a provision for income taxes. In connection with the transfer of all its membership interests to Mirant Americas Generation, LLC, our immediate parent, in October 2002, the Company became a single member limited liability corporation for income tax purposes. As such, it is treated as though it was a branch or division of Mirant Americas Generation's parent, Mirant Americas, Inc., for income tax purposes, and not as a separate taxpayer. Mirant Americas, Inc. is directly responsible for income taxes related to the Company's operations. The following reflects a pro-forma disclosure of the income tax provision which would occur if the Company were to be allocated income taxes attributable to its operations. This disclosure is presented solely for 2002.

     Pro forma income tax expense attributable to net income before tax would consist of the following for the year ended December 31, 2002 (in millions):

Current provision:
  Federal...................................................   $ 92
  State.....................................................     20
Deferred provision:
  Federal...................................................    138
  State.....................................................     30
                                                               ----
TOTAL INCOME TAX PROVISION..................................   $280
                                                               ====

     The following table presents the pro-forma reconciliation of the Company's federal statutory income tax rate to the effective income tax rate:

                                                               2002
                                                               -----
Statutory federal income tax rate...........................    35.0%
State and local income tax rate, net of federal income tax
  effect....................................................     4.5
Conversion to a single member LLC...........................   101.7
Non-deductible goodwill amortization and other, net.........    10.1
                                                               -----
EFFECTIVE INCOME TAX RATE...................................   151.3%
                                                               =====

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences that give rise to significant portions of the pro forma deferred tax assets and liabilities would be as follows (in millions):

                                                               2002
                                                               ----
DEFERRED TAX LIABILITIES:
Property and intangible assets..............................   $146
Energy delivery agreements (ECSA)...........................     48
Other, net..................................................     13
                                                               ----
  Total.....................................................    207
DEFERRED TAX ASSETS:
Lease obligations...........................................      5
                                                               ----
  Total.....................................................      5
                                                               ----
NET DEFERRED TAX LIABILITIES................................   $202
                                                               ====

10.  COMMITMENTS AND CONTINGENCIES

  COMMITMENTS

  Operating Leases

     In conjunction with the purchase of the PEPCO assets, the Company has leased the Morgantown and the Dickerson baseload units and associated property for terms of 33.75 and 28.5 years respectively. The Company is accounting for these leases as operating leases. Rent expenses associated with the Dickerson and Morgantown operating leases totaled approximately $96 million for each of the years ended December 31, 2002 and 2001 and are recorded as generation facilities rent expense in the accompanying consolidated statements of income. Because of the variability in the scheduled payment amounts over the lease term, the Company records rental expense for those leases on a straight-line basis. As of December 31, 2002 and 2001, the Company has paid approximately $205 million and $131 million, respectively, of actual operating lease payments in accordance with the lease agreements in excess of rent expense recognized, and has reported these amounts as prepaid rent in the accompanying consolidated balance sheets.

     As of December 31, 2002, the total notional minimum lease payments for the remaining term of the leases was approximately $2.7 billion. The lease agreements contain covenants that restrict the Company's ability to, among other things, make dividend distributions, incur indebtedness, or sublease the facilities. Mirant Mid-Atlantic is not permitted to make any dividend distributions unless, at the time of such distribution, each of the following conditions is satisfied:

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

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     In accordance with the terms of the lease, Mirant Mid-Atlantic calculates the projected fixed charge coverage ratio based on projections prepared in good faith based upon assumptions consistent in all material respects with the relevant contracts and agreements, historical operations, and Mirant Mid-Atlantic's good faith projections of future revenues and projections of operating and maintenance expenses in light of then existing or reasonably expected regulatory and market environments in the markets in which the leased facilities or other assets owned by it will be operated.

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

     Upon an event of default by the Company, the lessors are entitled to a termination value payment as defined in the agreements, which, in general, decreases over time. At December 31, 2002, the termination value was approximately $1.5 billion. Upon expiration of the original lease term, the termination value will be $300 million.

     The Company has additional commitments under operating leases with various terms and expiration dates. Expenses associated with these additional operating leases totaled approximately $3 million for years ended December 31, 2002 and 2001 and less than $1 million for the period from July 12, 2000 to December 31, 2000. The aggregate minimum lease payments for the remaining life of these leases as of December 31, 2002 was approximately $33 million.

  Fuel Purchase Agreement

     In April 2002, Mirant Mid-Atlantic entered into a long-term fuel purchase agreement. The fuel supplier will convert coal feedstock received at the Company's Morgantown facility into a synthetic fuel. Under the terms of the agreement, Mirant Mid-Atlantic is required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. Minimum purchase commitments became effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility in July 2002. The purchase price of the fuel varies with the delivered cost of the coal feedstock. Expenses associated with this agreement totaled approximately $51 million for year ended December 31, 2002. Based on current

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

coal prices, it is expected that as of December 31, 2002, total estimated minimum commitments under this agreement were $509 million. In July 2002, the Company sold its coal inventory at the Morgantown facility to the synthetic fuel supplier for approximately $10 million, which approximated its book value.

     Mirant Mid-Atlantic has the following annual amounts committed for fuel purchase and transportation commitments and operating lease commitments (in millions):

                                                                FUEL AND       OPERATING
                                                             TRANSPORTATION      LEASE
FISCAL YEAR ENDED:                                            COMMITMENTS     COMMITMENTS
------------------                                           --------------   -----------
2003.......................................................       $ 93          $  154
2004.......................................................         99             125
2005.......................................................        101             119
2006.......................................................        107             108
2007.......................................................        109             114
Thereafter.................................................         --           2,152
                                                                  ----          ------
TOTAL MINIMUM PAYMENTS.....................................       $509          $2,772
                                                                  ====          ======

LITIGATION

  ENVIRONMENTAL LIABILITIES

     In January 2001, the Environmental Protection Agency ("EPA") requested information from the Company concerning the air permitting and air emission control implications under the EPA's new source review regulations promulgated under the Clean Air Act of past repair and maintenance activities at its Chalk Point, Dickerson, and Morgantown plants in Maryland related to operation of those plants prior to their acquisition by the Company.

     If violations are determined to have occurred at these plants, the previous owner would be responsible for fines and penalties arising from such violations occurring prior to their acquisition by the Company. If a violation is determined to have occurred after Mirant Mid-Atlantic acquired the plants or, if occurring prior to such acquisition, is determined to constitute a continuing violation, the Company would be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition of the plants, the costs of which could be material. In the event violations are determined to have occurred, the Company may be responsible for the costs of acquiring and installing emission control equipment, the costs of which may be material. Such costs would generally be capitalized and amortized as a component of property, plant and equipment.

  ASBESTOS CASES

     As a part of the PEPCO purchase, Mirant Mid-Atlantic agreed to indemnify PEPCO for certain liabilities arising in lawsuits filed after December 19, 2000, even if they relate to incidents occurring prior to that date, with certain qualifications. Since the acquisition, PEPCO has notified Mirant Mid-Atlantic of approximately 50 asbestos cases, distributed among three Maryland jurisdictions (Prince George's County, Baltimore City and Baltimore County), as to which it claims a right of indemnity. Based on information and relevant circumstances known at this time, Mirant Mid-Atlantic does not believe these suits will have a material adverse effect on its financial position, results of operations or cash flows.

                   MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
            (WHOLLY-OWNED INDIRECT SUBSIDIARY OF MIRANT CORPORATION)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  OTHER LEGAL MATTERS

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of April, 2003.

                                          MIRANT MID-ATLANTIC, LLC

                                          By:    /s/ RICHARD J. PERSHING
                                            ------------------------------------
                                                    Richard J. Pershing
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

                            MIRANT MID-ATLANTIC, LLC

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 29, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

                    SIGNATURES                                              TITLE
                    ----------                                              -----
             /s/ RICHARD J. PERSHING                 Chief Executive Officer of Mirant Mid-Atlantic, LLC
 ------------------------------------------------               (Principal Executive Officer)
               Richard J. Pershing

            /s/ J. WILLIAM HOLDEN III                  Sr. Vice President, Chief Financial Officer and
 ------------------------------------------------           Treasurer of Mirant Mid-Atlantic, LLC
              J. William Holden III                             (Principal Financial Officer)

                  /s/ DAN STREEK                          Vice President of Mirant Mid-Atlantic, LLC
 ------------------------------------------------               (Principal Accounting Officer)
                    Dan Streek

                                 CERTIFICATIONS

I, Richard J. Pershing, certify that:

     1. I have reviewed this annual report on Form 10-K of Mirant Mid-Atlantic, LLC;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:    /s/ RICHARD J. PERSHING
                                            ------------------------------------
                                                    Richard J. Pershing
                                                  Chief Executive Officer
                                               (Principal Executive Officer)

Date: April 29, 2003

I, J. William Holden III, certify that:

     1. I have reviewed this annual report on Form 10-K of Mirant Mid-Atlantic, LLC;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          By:   /s/ J. WILLIAM HOLDEN III
                                            ------------------------------------
                                                   J. William Holden III
                                            Sr. Vice President, Chief Financial
                                                   Officer and Treasurer
                                               (Principal Financial Officer)

Date: April 29, 2003

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