Form 10-K
period 2004-12-31
MIRANT MID ATLANTIC LLC
filed 2005-07-25
CIK 1138258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

Or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                 to

Mirant Mid-Atlantic, LLC

(Exact name of registrant as specified in its charter)

Delaware	N/A	58-2574140
(State or other jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)
1155 Perimeter Center West, Suite 100, Atlanta, Georgia		30338
(Address of Principal Executive Offices)		(Zip Code)
(678)- 579-5000		www.mirant.com
(Registrant’s Telephone Number, Including Area Code)		Web Page

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes  ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). ☐  Yes  ☒  No

All of our outstanding membership interests are held by our parent, Mirant Americas Generation, LLC, so we have no membership interests held by nonaffiliates.

We have not incorporated by reference any information into this Form 10-K from any annual report to securities holders, proxy statement or registration statement.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The information presented in this Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in addition to historical information. These statements involve known and unknown risks and uncertainties and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “target,” “potential” or “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

General Factors

•       legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the electric utility industry; changes in state, federal and other regulations (including rate and other regulations); changes in, or changes in the application of, environmental and other laws and regulations to which we and our subsidiaries and affiliates are or could become subject;

•       failure of our assets to perform as expected;

•       our pursuit of potential business strategies, including the disposition or utilization of assets;

•       changes in market conditions, including developments in energy and commodity supply, demand, volume and pricing or the extent and timing of the entry of additional competition in our markets or those of our subsidiaries and affiliates;

•       market volatility or other market conditions that could increase our affiliates’ obligations to post collateral beyond amounts which are expected;

•       our inability to access effectively the over-the-counter (“OTC”) and exchange-based commodity markets or changes in commodity market liquidity or other commodity market conditions, which may affect our ability to engage in asset hedging activities as expected;

•  strikes, union activity or labor unrest;

•       weather and other natural phenomena;

•       war, terrorist activities or the occurrence of a catastrophic loss;

•       deterioration in the financial condition of our counterparties and the resulting failure to pay amounts owed to us or to perform obligations or services due to us;

•       hazards customary to the power generation industry and the possibility that we may not have adequate insurance to cover losses as a result of such hazards;

•       price mitigation strategies employed by independent system operators that result in a failure to compensate our generation units adequately for all of their costs;

•  volatility in our financial results as a result of our hedging activities;

•       our inability to enter into intermediate and long-term contracts to sell power and procure fuel on terms and prices acceptable to us;

•       the disposition of the pending litigation described in this Form 10-K.

Bankruptcy-Related Factors

•  the lack of comparable financial data due to the restructuring of our business and the adoption of fresh-start reporting;

•       the actions and decisions of our creditors and of other third parties with interests in the voluntary petitions for reorganization filed with the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”), on July 14, 2003, July 15, 2003, August 18, 2003, October 3, 2003 and November 18, 2003, by Mirant Corporation (“Mirant”) and substantially all of its wholly-owned and certain non-wholly-owned U.S. subsidiaries (“Mirant Debtors”) under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”), including actions taken by our creditors and other third parties with respect to our proposed plan of reorganization, filed with the Bankruptcy Court on January 19, 2005 as amended on March 25, 2005 and any subsequent amendments thereto (the “Plan”);

•       the Mirant Debtors’ ability to satisfy the conditions precedent to the effectiveness of the proposed Plan, including their ability to secure the necessary financing;

•       the effects of the Chapter 11 proceedings on our liquidity and results of operations;

•       the instructions, orders and decisions of the Bankruptcy Court, the U.S. District Court for the Northern District of Texas, the U.S. Court of Appeals for the Fifth Circuit and other legal and administrative proceedings, settlements, investigations and claims;

•       our ability to operate pursuant to the terms of our debtor-in-possession financing agreement;

•       our ability to successfully reject unfavorable contracts;

•       the disposition of unliquidated claims against us;

•       our ability to obtain and maintain normal terms with vendors and service providers and to maintain contracts that are critical to our operations;

•       possible decisions by the Mirant Debtors’ pre-petition creditors who may receive Mirant common stock upon emergence from bankruptcy and therefore may have the right to select Mirant’s board members and influence certain aspects of our business operations;

•       the effects of changes in our organizational structure in conjunction with our emergence from Chapter 11 protection, including changes resulting from our reorganization under a new parent entity formed in a jurisdiction outside the United States; and

•       the duration of our Chapter 11 proceedings.

The ultimate outcome of matters with respect to which we make forward-looking statements and the terms of any reorganization plan ultimately confirmed can affect the value of our various pre-petition liabilities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to these liabilities. Accordingly, we urge that caution be exercised with respect to existing and future investments in any of these liabilities.

We undertake no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date of this report.

Factors that Could Affect Future Performance

Other factors that could affect our future performance (business, financial condition or results of operations and cash flows) are set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors that Could Affect Future Performance.”

PART I

Item 1.                        Business

Overview

We are a direct wholly-owned subsidiary of Mirant Americas Generation, LLC (“Mirant Americas Generation”), which is an indirect wholly-owned subsidiary of Mirant Corporation (“Mirant”). We were formed as a Delaware limited liability company on July 12, 2000. We began operations on December 19, 2000 in conjunction with Mirant’s acquisition of certain generating assets and other related assets from Potomac Electric Power Company (“PEPCO”). Mirant previously assigned its rights and obligations under its acquisition agreement to us, our subsidiaries and certain of our affiliates.

We are an independent power provider that produces and sells electricity. We use derivative financial instruments, such as commodity forwards, futures, options and swaps, to manage our exposure to fluctuations in electric energy and fuel commodity prices. We execute these transactions with Mirant Americas Energy Marketing, L.P. (“Mirant Americas Energy Marketing”), one of our affiliates.

We and our subsidiaries, along with two of our affiliates, Mirant Potomac River, LLC (“Mirant Potomac River”) and Mirant Peaker, LLC (“Mirant Peaker”), own or lease four generation facilities comprising 5,256 megawatts (“MW”) of electric generation capacity in the Washington, D.C. area: Chalk Point, Morgantown, Dickerson and Potomac River Station. Our largest facility in the region, the Chalk Point facility, has two coal fired baseload units, two oil and gas fired intermediate units and seven either oil fired or oil and gas fired peaking units, totaling 2,429 MW of capacity. The next largest facility, the Morgantown facility, consists of two coal and oil fired baseload units and six oil fired peaking units, totaling 1,492 MW of capacity. The Dickerson facility has three coal fired baseload units and three oil and gas fired peaking units, totaling 853 MW of capacity, and the Potomac River Station, a coal fired facility, has three baseload and two intermediate units, totaling 482 MW of capacity.

Power generated by our facilities is sold into the Pennsylvania-New Jersey-Maryland Interconnection Market (“PJM”). For a discussion of the PJM market, see “Regulatory Environment—U.S. Public Utility Regulation” below.

From August 1, 2001 to April 30, 2003, we supplied all of the capacity and energy of our facilities to Mirant Americas Energy Marketing under the terms of an Energy and Capacity Sales Agreement (“ECSA”). Effective May 1, 2003, we agreed to cancel the ECSA and sell all of our capacity and energy to Mirant Americas Energy Marketing under a power sale, fuel supply and services agreement at market prices.

The annual, quarterly and current reports, and any amendments to those reports, that we file with or furnish to the SEC are available free of charge on Mirant’s website at www.mirant.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Information contained in this website is not incorporated into the Form 10-K.

As used in this report, “we,” “us,” “our,” the “Company” and “Mirant Mid-Atlantic” refer to Mirant Mid-Atlantic, LLC and its subsidiaries, unless the context requires otherwise.

Proceedings under Chapter 11 of the Bankruptcy Code

On July 14, 2003 and July 15, 2003 (collectively, the “Petition Date”), the Company and its subsidiaries were among the 74 wholly-owned Mirant subsidiaries in the United States that, along with Mirant (collectively, the “Original Debtors”), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”). On August 18, 2003, October 3, 2003 and November 18, 2003, four additional wholly-owned subsidiaries and four affiliates of Mirant commenced Chapter 11 cases under the

Bankruptcy Code (together with the Original Debtors, the “Mirant Debtors”). The Chapter 11 cases of the Mirant Debtors are being jointly administered for procedural purposes only under case caption In re Mirant Corporation et al., Case No. 03-46590 (DML).

We, along with the other Mirant Debtors, are operating our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders, as well as other applicable laws and rules. In general, each of the Mirant Debtors, as a debtor-in-possession, is authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

The Office of the United States Trustee has established a committee of unsecured creditors for Mirant and a committee of unsecured creditors for Mirant Americas Generation (collectively, the “Creditor Committees”). The Office of the United States Trustee also has established a committee of equity security holders of Mirant (the “Equity Committee” and, collectively with the Creditor Committees, the “Statutory Committees”). Pursuant to an order of the Bankruptcy Court, the Office of the United States Trustee appointed an examiner (the “Examiner”) in these cases to analyze certain potential causes of action and to act as a mediator with respect to certain disputes that may arise among the Mirant Debtors, the Statutory Committees and other parties in interest.

Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 proceedings automatically stayed the initiation or continuation of most actions against the Mirant Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. As a result, absent an order of the Bankruptcy Court, creditors are precluded from collecting pre-petition debts and substantially all pre-petition liabilities are subject to compromise under a plan or plans of reorganization currently being developed by the Mirant Debtors in the bankruptcy proceedings. One exception to this stay of litigation is for an action or proceeding by a governmental agency to enforce its police or regulatory power.

Under the Bankruptcy Code, the Mirant Debtors have the right to assume, assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and satisfaction of certain other conditions. The Mirant Debtors are continuing to evaluate their executory contracts, including our operating leases, in order to determine which contracts will be assumed, assigned, recharacterized or rejected.

On August 21, 2003 and September 8, 2003, the Bankruptcy Court entered orders establishing a December 16, 2003 bar date (the “Bar Date”) for filing proofs of claim against the Mirant Debtors’ estates. As of December 31, 2004, approximately 225 proofs of claim were filed against our Chapter 11 estates. Those claims total approximately $17,251 million. Of this amount, approximately $17,216 million represents claims to which the Mirant Debtors have objected or redundant claims, which are primarily similar claims filed against multiple Mirant Debtors. We have not fully analyzed the validity and enforceability of the remaining $35 million of submitted proofs of claim or whether such claims should ultimately be allowed in the Chapter 11 proceedings. In addition, there is approximately $1.2 billion of estimated liabilities for which claims either have not been filed or have been filed with an undetermined amount primarily related to our operating leases. As such, the amounts of distributions received by claimants under the plan or plans of reorganization may substantially vary from the amounts of the proofs of claim filed against the Chapter 11 estates. There were no claims for which an allowed claim was probable and estimable and exceeded liabilities previously recorded as a liability subject to compromise on our consolidated balance sheet as of December 31, 2004.

In response to a motion filed under section 502(c) of the Bankruptcy Code (the “Estimation Motion”) by the Mirant Debtors, the Bankruptcy Court entered an order establishing procedures for estimating proofs of claim under section 502(c) of the Bankruptcy Code that are binding for all purposes, including voting on, feasibility of and distribution under a Chapter 11 plan for the Mirant Debtors. As a result, the Mirant Debtors filed approximately 60 material claim objections and three notices of intent to contest claims.

Plan of Reorganization

On January 19, 2005, the Mirant Debtors filed a proposed Plan of Reorganization (as amended, the “Plan”) and Disclosure Statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. A First Amended Plan and a First Amended Disclosure Statement were filed on March 25, 2005. The proposed Plan sets forth the proposed structure of the Mirant Debtors at emergence and outlines how the claims of creditors and stockholders are proposed to be treated. If the Disclosure Statement is found by the Bankruptcy Court to contain adequate information, then the Mirant Debtors will solicit votes on the proposed Plan from those creditors, security holders and interest holders who are entitled to vote on the proposed Plan.

Under the proposed Plan a single intermediate holding company will be formed under Mirant Americas Generation, Mirant North America, LLC (“Mirant North America”), that will directly or indirectly own 100% of the equity interests in the operating subsidiaries of Mirant Americas Generation, including Mirant Mid-Atlantic.

The proposed Plan implements and is built around the following key elements:

•       the business of the Mirant Debtors will continue to be operated in substantially its current form, subject to (1) certain internal structural changes that the Mirant Debtors believe will improve operational efficiency, facilitate and optimize their ability to meet financing requirements and accommodate their debt structure as contemplated at emergence and (2) organizing the new parent entity for the Mirant Debtors’ ongoing business operations (“New Mirant”) in a jurisdiction outside the United States;

•       the estates of the Mirant Debtors (excluding Mirant Americas Generation and its debtor subsidiaries) (collectively, the “Consolidated Mirant Debtors”) will be substantively consolidated solely for purposes of voting on the Plan (except as set forth in Section 7.3 of the Plan), confirmation of the Plan and determining the treatment of claims against and equity interests in such Consolidated Mirant Debtors under the proposed Plan;

•       the estates of Mirant Americas Generation and its debtor subsidiaries (collectively, the “Mirant Americas Generation Debtors”) will be substantively consolidated solely for purposes of voting on the Plan (except as set forth in Section 7.3 of the Plan), confirmation of the Plan and determining the treatment of claims against and equity interests in the Mirant Americas Generation Debtors under the proposed Plan;

•       the holders of unsecured claims against the Consolidated Mirant Debtors will receive a pro rata share of 100% of the shares of New Mirant common stock, except for: (1) certain shares to be issued to the holders of certain claims against Mirant Americas Generation Debtors, as described below, and (2) the shares reserved for issuance pursuant to the New Mirant employee stock programs;

•       the unsecured claims against the Mirant Americas Generation Debtors will be paid in full through (1) the issuance to general unsecured creditors and holders of the Mirant Americas Generation revolving credit facilities and senior notes maturing in 2006 and 2008 of (a) new debt securities of Mirant North America or, at the option of the Mirant Debtors, cash proceeds from third-party financing transactions, in an amount equal to 90% of the full amount owed to such creditors (as determined by the Bankruptcy Court) and (b) common stock in New Mirant having a value equal to

10% of such amount owed; and (2) the reinstatement of Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031;

•       allowed convenience claims (unsecured claims up to $25,000 in amount) shall receive a single cash payment equal to the claim amount;

•       the intercompany claims between and among the Consolidated Mirant Debtors and the Mirant Americas Generation Debtors will be resolved as part of a global settlement under the proposed Plan whereby intercompany claims will not receive a distribution under the proposed Plan;

•       the prospective working capital requirements of Mirant Americas Generation and its subsidiaries are expected to be met with a new senior secured revolving credit facility of Mirant North America in the amount of $750 million to $1 billion and in addition the Mirant Americas Generation consolidated business will have approximately $3.05 billion of debt (as compared to approximately $2.8 billion of debt at the commencement of the Chapter 11 cases) comprised of $1.7 billion of reinstated debt at Mirant Americas Generation and $1.35 billion of new debt incurred by Mirant North America in partial satisfaction of certain existing Mirant Americas Generation debt, which amount does not include the Mirant Mid-Atlantic operating leases related to the Morgantown Station and Dickerson Station;

•       to help support the feasibility of the proposed Plan with respect to the Mirant Americas Generation Debtors, Mirant shall contribute value to Mirant North America, including Mirant’s trading and marketing business (subject to an obligation to return a portion of the embedded cash collateral in the trading and marketing business to Mirant provided that, under certain circumstances, the Mirant Debtors may elect to satisfy this obligation by transferring $250 million to Mirant Americas, Inc. (“Mirant Americas”) from Mirant North America), the Mirant Peaker, Mirant Potomac River and Mirant Zeeland, LLC generating facilities and commitments to make prospective capital contributions of $150 million to Mirant Americas Generation (for refinancing) and, under certain circumstances, up to $265 million to Mirant North America (for sulfur dioxide (“SO2”) capital expenditures). Under the proposed Plan, Mirant Peaker and Mirant Potomac River will become subsidiaries of Mirant Mid-Atlantic;

•       the disputes regarding the Mirant Debtors’ ad valorem real property taxes for the Bowline and Lovett facilities will be settled and resolved on terms that permit the feasible operation of these assets, or the Mirant Debtors that own such assets will remain in Chapter 11 until such matters are resolved by settlement or through litigation;

•       the bulk of the contingent liabilities of the Mirant Debtors associated with the California energy crisis and certain related matters are resolved pursuant to a global settlement as discussed in Mirant’s Annual Report on Form 10K;

•       substantially all of the assets of Mirant will be transferred to New Mirant, which will serve as the corporate parent of the Mirant Debtors’ business enterprise on and after the effective date of the proposed Plan; similarly, the Mirant trading and marketing business of Mirant Americas Energy Marketing shall be substantially transferred to Mirant Energy Trading, LLC (a subsidiary of Mirant North America); and

•       the outstanding common stock in Mirant Corporation will be cancelled and the holders thereof will receive any surplus value after creditors are paid in full, plus the right to receive a pro rata share of warrants issued by New Mirant if they vote to accept the proposed Plan.

The Mirant Americas Generation Creditor Committee, together with Wells Fargo Bank, National Association and the Ad Hoc Committee of Bondholders of Mirant Americas Generation, have objected to the reinstatement of the Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031 and filed a motion requesting an order determining that these long-term noteholders are impaired under the Plan and thus entitled to vote on the Plan. The Bankruptcy Court issued an opinion on May 24, 2005 denying their motion and finding that the treatment under the Plan of the long-term notes did not impair the holders thereof and, therefore, the holders of the Mirant Americas Generation long-term notes may not vote on the Plan. The Committees have sought leave from the United States District Court for the Northern District of Texas to appeal the Bankruptcy Court’s order, which is not a final order that is appealable as a matter of right.

At present, the proposed Plan has not been approved by any of the Statutory Committees. As such, the Mirant Debtors anticipate that negotiations will continue between the Mirant Debtors and each of the Statutory Committees. Negotiations with the Statutory Committees, whether or not successful, could lead to material changes to certain components of the proposed Plan.

Since April 2005, the Mirant Debtors, the Statutory Committees and representatives of certain other interests have been party to proceedings before the Bankruptcy Court with respect to the valuation of the Mirant Debtors. Pursuant to a letter dated June 30, 2005, the Bankruptcy Court instructed the Mirant Debtors and their financial advisors, The Blackstone Group, to make certain modifications to the 2005 business plan of the Mirant Debtors and the valuation report prepared by The Blackstone Group. The Bankruptcy Court indicated that it intends to use the modified business plan and valuation report to generate an enterprise value for the Mirant Debtors which can be used for all purposes for confirmation of a plan of reorganization for the Mirant Debtors. Absent a settlement among the Mirant Debtors, the Statutory Committees and the other parties, the Mirant Debtors do not expect that they and The Blackstone Group will complete the modifications ordered by the Bankruptcy Court before the end of September 2005.

At this time, it is not possible to accurately predict if or when the proposed Plan will be approved by the creditors and security holders and confirmed by the Bankruptcy Court, or if and when some or all of the Mirant Debtors may emerge from Bankruptcy Court protection under Chapter 11.

Mirant Mid-Atlantic Leases

In conjunction with our acquisition of certain assets from PEPCO, we leased the Morgantown and the Dickerson baseload units and associated property for terms of 33.75 and 28.5 years, respectively. We have an option to renew the leases for a period that would cover up to 75% of the economic useful life of the facilities, as measured from the beginning of the original lease term through the end of the proposed renewal lease term. We are accounting for these leases as operating leases. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $103 million for the year ended December 31, 2004 and $96 million for each of the years ended December 31, 2003 and 2002 and are recorded as generation facilities rent expense in the accompanying consolidated statements of operations. Because of the variability in the scheduled payment amounts over the lease term, we record rental expense for these leases on a straight-line basis. As of December 31, 2004 and 2003, we paid approximately $285 million and $260 million, respectively, of actual operating lease payments in accordance with the lease agreements in excess of rent expense recognized, and reported these amounts as prepaid rent in the accompanying consolidated balance sheets. In addition to the regularly-scheduled rent payments, we paid an additional $11 million and $13 million as of December 31, 2004 and 2003, respectively, as required by the lease agreements. Of the $11 million payment made in 2004, $8 million is included in the long-term prepaid rent balance and the remaining $3 million is included in the current portion of the prepaid rent balance.

As of December 31, 2004, the total notional minimum lease payments for the remaining term of the leases aggregated approximately $2.5 billion and the aggregate termination value for the leases was approximately $1.4 billion and generally decreases over time. We lease the Morgantown and the Dickerson baseload units from third party owner lessors that purchased the baseload units from PEPCO. These owner lessors each own the undivided interests in these baseload generating facilities. The subsidiaries of the institutional investors who hold the membership interests in the owner lessors are called owner participants. Equity funding by the owner participants plus transaction expenses paid by the owner participants totaled $299 million. The issuance and sale of pass through certificates raised the remaining $1.2 billion needed for the owner lessors to acquire the undivided interests.

The pass through certificates are not our direct obligations. Each pass through certificate represents a fractional undivided interest in one of three pass through trusts formed pursuant to three separate pass through trust agreements between us and State Street Bank and Trust Company of Connecticut, National Association, as pass through trustee. The property of the pass through trusts consists of lessor notes. The lessor notes issued by an owner lessor are secured by that owner lessor’s undivided interest in the lease facilities and its rights under the related lease and other financing documents.

The operative documents relating to the leveraged lease contain certain covenants that restrict us and our “designated subsidiaries”—which term includes Mirant Chalk Point, Mirant Peaker and Mirant Potomac River—including the following:

Restricted payments.   We cannot make any of the following restricted payments:

•       distributions in respect of our equity interests (in cash, property, securities or obligations other than additional equity interests of the same type);

•       payments or distributions on account of payments of interest, set apart money for a sinking or analogous fund for, or purchase or redeem any portion of, any of our equity interest or of any warrants, options or other rights to acquire any such equity interest (or make payments to any person such as phantom stock payments, where the amount of the payment is calculated with reference to its fair market or equity value); or

•       payments on or with respect to, the purchase, redemption, defeasance or other acquisition or retirement for value of any subordinated indebtedness;

unless, at the time of the restricted payment, each of the following conditions is satisfied:

•  Our fixed charge coverage ratio for the most recently ended period of four full fiscal quarters equals at least:

(1)   1.7 to 1.0; or

(2)   1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0, or 1.2 to 1.0 if, as of the last day of the most recently completed fiscal quarter, we and our designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade ratings criteria) covering, in the aggregate, at least 25%, 50%, 75%, or 100%, respectively, of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

•  Our projected fixed charge coverage ratio (determined on a pro forma basis after giving effect to any such dividend) for each of the two following periods of four fiscal quarters commencing with the fiscal quarter in which the restricted payment is proposed to be made equals at least:

(1)   1.7 to 1.0; or

(2)   1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0, or 1.2 to 1.0, if, as of the last day of the most recently completed fiscal quarter, we and our designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade ratings criteria) covering, in the aggregate, at least 25%, 50%, 75%, or 100%, respectively, of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

•  Before and immediately after the making of the distribution, no significant lease default or event of default has occurred and is continuing.

In accordance with the terms of the leases, we calculate the projected fixed charge coverage ratio based on projections prepared in good faith based upon assumptions consistent in all material respects with the relevant contracts and agreements, historical operations and our good faith projections of future revenue and projections of operating and maintenance expenses in light of then existing or reasonably expected regulatory and market environments in the markets in which the leased facilities or other assets owned by us will be operated.

Additional indebtedness.   Neither we nor any of our subsidiaries (including any designated subsidiary) can incur or assume any indebtedness, except (1) we and any subsidiary (including any designated subsidiary) can incur:

•       any indebtedness, if, after incurring such indebtedness, no lease default or lease event of default has occurred and both S&P and Moody’s confirm the ratings of the pass through certificates prior to incurring the indebtedness. However, if either rating is below investment grade, the indebtedness cannot be incurred unless the fixed charge coverage ratio for the previous four quarters and the projected fixed charge coverage ratios for the following eight fiscal quarters are each at least 2.5 to 1.0;

•       any letters of credit, surety bonds or guarantees issued in the ordinary course of business;

•       any indebtedness secured by a pre-existing lien on any assets acquired by us or a designated subsidiary, so long as the indebtedness has recourse only to those assets;

•       any intercompany loans;

•       any indebtedness incurred to finance capital expenditures made to comply with law or to finance required improvements to either of the leased facilities covered by the leveraged lease; or

•       any indebtedness incurred by us and our subsidiaries (including any designated subsidiary) in an aggregate principal amount not to exceed $100 million (and with respect to any individual designated subsidiary, in an aggregate principal amount not to exceed $50 million);

and (2) we and any subsidiary other than a designated subsidiary can incur:

•       any indebtedness incurred to refinance indebtedness secured by a pre-existing lien on acquired assets;

•       any indebtedness guaranteed by a parent of us that has a credit rating of BBB/Baa2 or higher;

•       any working capital indebtedness;

•       any interest rate hedging transactions entered into in the ordinary course of business; or

•       any subordinated indebtedness.

Merger and consolidation.   Neither we nor any of our designated subsidiaries can consolidate or merge with or into any other entity or sell or otherwise transfer all or substantially all of our properties or assets to any person or entity except, among other conditions, that the resulting entity or transferee of assets is organized under the laws of the United States or any state, assumes the obligation of the Company or the designated subsidiary obligations and has a credit rating of BBB-/Baa3 after the merger or transfer.

Sale of assets.   We cannot sell any of our assets other than certain limited permitted asset sales including sales of assets that do not exceed, in the aggregate, fifteen percent (15%) of our consolidated book value including designated subsidiaries.

Liens.   We cannot, and cannot permit any of our designated subsidiaries to, create, incur, assume or otherwise suffer to exist any liens on its interest under a facility lease, other than certain limited permitted encumbrances.

Assignment and sublease.   Without the consent of other parties to the operative documents, we cannot assign or sublease our interest under a facility lease unless certain requirements are met including the requirement that the assignee or its guarantor has a credit rating of at least BBB/Baa2.

Under the terms of the lease, we are responsible for the payment of rent to the indenture trustee, which in turn makes payments of principal and interest to the pass through trust and any remaining balance to the owner lessors for the benefit of the owner participants. Our lease obligations are not obligations of our indirect parent, Mirant, or any of its other affiliates. However, Mirant has arranged letters of credit to provide for the rent payment reserve required in connection with this lease transaction in the event that we are unable to pay our lease payment obligations.

Significant disputes have arisen between the Mirant Debtors, on the one hand, and the owner lessors and the indenture trustee for the Mirant Mid-Atlantic leveraged leases, on the other hand, regarding, among other things, whether or not the leveraged lease transactions constitute a “lease” (or “leases”) within the meaning of section 365 of the Bankruptcy Code, or instead evidence a financing or other arrangement. In April 2005, the Bankruptcy Court dismissed the recharacterization claim, ruling that, based upon the current posture of the Chapter 11 cases, a determination on the merits was not presently warranted. In its ruling, the Bankruptcy Court reserved the right to reconsider the merits of recharacterization in the event that facts and circumstances changed in a manner such that further consideration would be warranted.

At this time, the Mirant Debtors maintain that the leases are not true leases for bankruptcy purposes. However, based on the Bankruptcy Court’s comments in its April 2005 ruling, the Mirant Debtors may determine to modify their proposed Plan (and related Disclosure Statement) to propose that the leases be assumed conditioned upon certain provisions in the leases—including the limitations on restricted payments and the restrictions on the incurrence of indebtedness and liens—being modified, stricken or determined to be unenforceable and certain alleged defaults determined as not requiring “cure” as a condition to assumption. In order to assume leases, a debtor-lessee must obtain bankruptcy court approval and, subject to certain exceptions set forth in the Bankruptcy Code, must cure any existing defaults under the applicable leases (unless such defaults are duly waived). It would be the Mirant Debtors’ objective that assumption would be approved at or before confirmation of the Plan, and that as part of the assumption or confirmation order, we would be relieved of the obligation to cure certain defaults and of the obligation to perform certain covenants. If it is not feasible for us to assume the leases because relief from certain defaults and/or covenants is not available, the two remaining alternatives are rejection and revisiting the issue of recharacterization. In the latter circumstance, if the Bankruptcy Court recharacterizes the leases as indebtedness, we may be required to re-evaluate the accounting for the leases. If, on the other hand, recharacterization is not sought or is not available, and/or we cannot or do not assume the leases, then the leases will be rejected. In that event, the owner lessors would be entitled to a return of the leased assets and would have a claim for damages, if any, arising from such rejection, subject to the limitation on allowed claims under section 502(b)(6) of the Bankruptcy Code applicable to leases of real property. Any claims arising on account of rejection would be subject to compromise in our Chapter 11 case. The impact of any of these events would be reflected in our consolidated financial statements if and when the events occur.

As a result of our bankruptcy filing, a lease event of default has occurred under the leases. The leases provide that, upon a lease event of default, the owner lessors’ remedies include (1) terminating the leases and repossessing the leased assets, (2) selling their interests in the leased assets, (3) demanding payment by us of the excess, if any, of the termination value over the fair market sales value of the leased assets or the discounted fair market rental value of the leased assets and (4) demanding payment of the termination value mitigated by a sale of the leased assets for our account. The termination value for the leases approximated $1.4 billion at December 31, 2004 and generally decreases over time. The ability of the owner lessors to exercise their remedies under the leases is currently stayed as a result of our Chapter 11 filing.

See Note 10 to our consolidated financial statements for further discussion.

Competition

The power industry is one of the largest industries in the United States and has an influence on practically every aspect of the U.S. economy. Historically, the power generation industry in the United States was characterized by electric utility monopolies selling to franchised customer bases. In response to increasing customer demand for access to low-cost electricity and enhanced services, regulatory initiatives were adopted, primarily to increase wholesale and retail competition in the power industry. Following the resulting industry restructuring, merchant companies purchased plants from regulated utilities, built new capacity and began marketing to customers. At the same time, independent system operators (“ISOs”) and/or regional transmission organizations (“RTOs”) were created to administer the new markets while maintaining system reliability. In recent years, state and federal restructuring efforts have stalled, primarily in response to the California energy crisis and financial troubles of many merchant energy companies. In addition, ISOs have begun exerting more control over market prices. The result is a blend of competitive and regulatory constructs, often different by state, under which merchant generators must compete with each other and with regulated utilities.

The substantial increase in new generation capacity that followed the restructuring of the U.S. power markets, utility capital investments to extend lives of older units and the inability to decommission plants for reliability reasons have created a prolonged oversupply situation. We do not expect our primary markets to reach target reserve margins until 2008 to 2010. The market oversupply situation, price controls during periods of high demand or local constraint and lack of appropriate compensation for locational capacity value currently limit fixed cost recovery for merchant generators.

We compete in the PJM market with a number of other major power generators on the basis of price, operating characteristics of our generating facilities and the availability of our generating facilities to supply capacity and energy to the market as needed. With the expansion of the PJM market, the markets themselves continue to evolve. This evolution has changed not only the utilization of generation and transmission resources, but also the voting interests among market participants.

Recently, natural gas has been the fuel of choice for new power generation facilities for economic, operational and environmental reasons. While this trend is expected to continue, some regulated utilities are now seeking to construct clean coal units and renewable resources, often with subsidies or under legislative mandate. These utilities enjoy a lower cost of capital than most merchants and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation without relying exclusively on market clearing prices to recover their investments.

Market liquidity stabilized or improved in most regions in 2004, as compared to 2003, allowing us to economically hedge portions of our expected electricity production up to 24 months in advance, primarily through exchange-traded contracts.

Regulatory Environment

U.S. Public Utility Regulation

The U.S. electricity industry is subject to comprehensive regulation at the federal, state and local levels. At the federal level, the Federal Energy Regulatory Commission (“FERC”) has exclusive jurisdiction under the Federal Power Act (the “Federal Power Act”) over sales of electricity at wholesale and the transmission of electricity in interstate commerce. We must comply with certain FERC reporting requirements and the FERC-approved market rules and are subject to the FERC oversight of mergers and acquisitions, the disposition of the FERC-jurisdictional facilities, and the issuance of securities, for which blanket authority has been granted. In addition, under the Natural Gas Act (“NGA”), the FERC has limited jurisdiction over certain sales for resale of natural gas, but does not regulate the prices received.

The FERC has authorized Mirant Mid-Atlantic and its public utility subsidiaries to sell energy and capacity at wholesale market-based rates and has authorized some of the subsidiaries to sell certain ancillary services at wholesale market-based rates. The majority of the output of the generation facilities owned by Mirant Mid-Atlantic’s public utility subsidiaries in the United States is sold pursuant to this authorization. The FERC may revoke or limit our market-based rate authority if it determines that we possess market power. The FERC requires that our subsidiaries with market-based rate authority, as well as those with blanket certificate authorization permitting market-based sales of natural gas, adhere to certain market behavior rules and codes of conduct, respectively. If any of our subsidiaries violates the market behavior rules or codes of conduct, the FERC may require a disgorgement of profits or revoke its market-based rate authority or blanket certificate authority. If the FERC were to revoke market-based rate authority, the Mirant Mid-Atlantic subsidiary would have to file a cost-based rate schedule for all or some of its sales of electricity at wholesale. If the FERC revoked the blanket certificate authority of a Mirant Mid-Atlantic subsidiary, it would no longer be able to make certain sales of natural gas.

In an effort to promote greater competition in wholesale electricity markets, the FERC has encouraged the formation of ISOs and RTOs. Our assets are operated under the aegis of the PJM RTO, which provides access to transmission service, real-time and day-ahead energy and ancillary services markets, and a capacity market. All of these markets are governed by FERC approved tariffs and market rules. Changes to the applicable tariffs and market rules may be requested by market participants, state regulatory agencies and the system operator, and such proposed changes, if approved by the FERC, could have a material impact on our operations and business plan. While participation by transmission-owning public utilities in ISOs and RTOs has been and is expected to continue to be voluntary, the majority of such public utilities in the Mid-Atlantic region have joined the existing ISO/RTO.

We are not subject to the Public Utility Holding Company Act of 1935, as amended (“PUHCA”), and do not anticipate becoming so unless we or one of our affiliates acquire the securities of a public utility company or public utility facility that does not qualify as an exempt wholesale generator, a foreign utility company or a qualifying small power production or cogeneration facility. Currently, we and our subsidiaries owning generation are exempt wholesale generators under PUHCA.

Regulatory authorities at the state and local levels, have historically overseen the distribution and sale of retail electricity to the ultimate end user, as well as the siting, permitting and construction of generating and transmission facilities. Our existing generation may be subject to a variety of state and local regulations, including regulations regarding the environment, health and safety, maintenance, and expansion of generation facilities.

We sell power into the markets operated by PJM, which the FERC approved to operate as an ISO in 1997 and as an RTO in 2002. We have access to the PJM transmission system pursuant to PJM’s Open Access Transmission Tariff. PJM operates the PJM Interchange Energy Market, which is the region’s spot market for wholesale electricity, provides ancillary services for its transmission customers and performs transmission planning for the region. To account for transmission congestion and losses, PJM calculates electricity prices using a locational marginal pricing model and dispatches electricity on a security constrained least cost basis. On January 24, 2005, the FERC issued an order changing PJM’s mitigation rules for frequently mitigated units (those mitigated in excess of 80% of annual running hours), as well as the retirement policy rules. The revised policy provides some opportunity for increased compensation for frequently mitigated units. Under the old rules, such units were restricted to bidding variable costs plus 10% when a transmission constraint caused the unit to be selected out of economic merit order. Under the new rules, the restriction is variable costs plus $40/megawatt hour (“MWh”). Generally, units mitigated less than 80% of the time remain under the old “cost plus 10%” policy. PJM also proposed a revised generation retirement policy that sets forth a process by which PJM will address a request by a generation owner to deactivate a unit, determine whether established reliability criteria would be violated if the unit were deactivated, and provide compensation to the generation owner when a unit proposed for deactivation is required to continue operating for reliability. This proposal was also approved. Both changes are currently effective, although possibly subject to revision via requests for rehearing. The PJM Board continues to evaluate a redesign of the PJM capacity market structure called the Reliability Pricing Model (“RPM”). Following a FERC technical conference in June, the PJM Board is considering stakeholder comments and may approve filing a version of the RPM with the FERC by mid-August. If ultimately filed at the FERC in a form resembling stakeholder discussions to date, and ultimately approved by the FERC, this proposal also would provide some opportunity for an improved revenue stream for Mirant Mid-Atlantic owned and leased capacity. However, the FERC’s response to these issues and the final impact, if any, on our facilities cannot be determined at this time.

PJM has greatly expanded its system over the last two years with the addition of the service areas of Allegheny Power, Commonwealth Edison, AEP, Duquesne Light, Dayton Power & Light (“DP&L”) and Dominion-Virginia Power. In the fall of 2004, PJM completed its integration of AEP and DP&L into the PJM RTO. For purposes of determining deliverability to the unforced capacity market (“UCAP market”), AEP and DP&L were deemed to be capable of providing capacity to all areas of PJM. This effectively provided the same comparability of delivery for a generator in western Ohio to deliver capacity to the PEPCO zone where our assets are located. The deliverability standard and the additional capacity that the new entrants are now deemed to be capable of providing to the UCAP market in PJM has severely depressed forward pricing for capacity. PJM has proposed a new RPM that will provide for recognition of locational deliverability zones. The model proposes a phase in to locational zones over a four-year period. In addition, PJM and the Midwest Independent System Operators (“MISO”) have been directed by the FERC to establish a common and seamless market, an effort that is largely dependent upon MISO’s ability to first establish and operate its markets.

Environmental Regulation

Air Emissions Regulations:   Our business is subject to extensive environmental regulation by federal, state and local authorities, which requires continuous compliance with regulations and conditions established by their operating permits. Our most significant environmental requirements in the United States arise under the federal Clean Air Act (the “Clean Air Act”) and similar state laws. Under the Clean Air Act, we are required to comply with a broad range of requirements and restrictions concerning air emissions, operating practices and pollution control equipment. Our facilities are located in or near the Washington, D.C. metropolitan area, which is classified by the United States Environmental Protection Agency (the “EPA”) as not achieving certain federal ambient air quality standards. This regulatory classification subjects our operations to more stringent air regulation requirements, potentially including, in some cases, required emissions reductions. Also, states are required by Section 185 of the Clean Air Act to impose additional fees for air emissions from major sources in areas that are classified as severe non-attainment for ozone and that fail to meet the attainment deadline. The Virginia and Maryland suburbs of Washington, D.C. are part of the Washington, D.C. non-attainment area and currently are classified as severe non-attainment for ozone, applying a one-hour ozone standard. The EPA has designated this area as moderate non-attainment applying a new eight-hour standard and has indicated that it may rescind the one-hour ozone standard in June 2005. If it does not rescind the one-hour standard and the November 2005 attainment deadline under the one-hour standard is not met, Section 185 of the Clean Air Act would require Virginia and Maryland to begin imposing additional fees on major sources of ozone beginning in 2006. The formula for determining this fee has not been finally established, but is likely to be a significant cost for our plants. On September 27, 2004, we entered into a conditional consent decree resolving an enforcement proceeding with the State of Virginia and the EPA. The consent decree was also entered into by the State of Maryland and the Department of Justice (the “DOJ”). The consent decree creates annual and ozone season caps on nitrogen oxide (“NOx”) emissions, provides for certain additional pollution controls, supplemental environmental projects to be done at the Potomac River Station and a $500,000 fine. Approvals of the consent decree by the United States District Court for the Eastern District of Virginia and the Bankruptcy Court are being sought.

In the future, we anticipate increased regulation of generation facilities under the Clean Air Act and applicable state laws and regulations concerning air quality. The EPA and the states in which we operate are in the process of enacting more stringent air quality regulatory requirements.

For example, the EPA promulgated regulations (referred to as the “NOx SIP Call”), which establish emissions cap and trade programs for NOx emissions from electric generating units in most of the Eastern states. These programs were implemented beginning May 2003 in the Northeast and May 2004 in the rest of the region. Under these regulations, a plant receives an allocation of NOx emission allowances. If a plant exceeds its allocated allowances, the plant must purchase additional, unused allowances from other regulated plants or reduce emissions, which could require the installation of emission controls. Our plants in Maryland complied with similar state and regional NOx emission cap and trade programs from 1999 to 2002, which have been superseded by the EPA NOx cap and trade program. Some of our plants are required to purchase additional NOx allowances to cover their emissions and maintain compliance. The cost of these allowances may increase in future years and may result in some of our plants reducing NOx emissions through additional controls, the cost of which could be significant but would be offset in part by the avoided cost of purchasing NOx allowances to operate the plant.

The EPA also has promulgated regulations that establish emissions cap and trade programs for SO2 emissions (the “Acid Rain Program”) from electric generating units in the United States. This Acid Rain Program was implemented in two phases. Phase I began in 1995 and affected 263 units at 110 mostly coal-burning electric utility plants located in 21 Eastern and Midwestern states. Phase II, which began in 2000, tightened the annual emissions limits imposed on Phase I plants and also set restrictions on smaller, cleaner plants fired by coal, oil and gas encompassing over 2,000 units in all. The Acid Rain Program affects existing utility units serving generators with an output capacity of greater than 25 MW and all new utility units. The Acid Rain Program represents a dramatic departure from traditional command and control regulatory methods, which establish specific, inflexible emissions limitations with which all affected sources must comply. Instead, the Acid Rain Program introduces an allowance trading system that harnesses the incentives of the free market to reduce pollution. Under this system, affected utility units were allocated allowances based on their historic fuel consumption and a specific emissions rate. Each allowance permits a unit to emit one ton of SO2 during or after a specified year. Allowances may be bought, sold or banked. Anyone may acquire allowances and participate in the trading system. The Acid Rain Program set a permanent ceiling (or cap) of 8.95 million allowances for total annual allowance allocations to utilities. All of our facilities are in compliance with the requirements of the Acid Rain Program. Some of our plants have surplus allowances and some are required to purchase additional SO2 allowances to cover their emissions and maintain compliance. The costs of these allowances may increase in future years and may result in some of our plants reducing SO2 emissions through additional controls, the cost of which could be significant but would be offset in part by the avoided cost of purchasing SO2 allowances to operate the plant.

The Acid Rain Program also has a NOx emissions reduction program. This program only affects coal fired units and also was implemented in a two-phase approach in 1995 and 2000. This program is not a cap and trade program but identifies specific emission rates and/or control technology requirements. We have installed the NOx control technology and/or are meeting applicable emissions rates. All our coal units are in compliance with requirements of the Acid Rain Program’s NOx emissions reduction program. We foresee no additional expense to comply with this program.

The EPA promulgated the Clean Air Mercury Rule (“CAMR”) on March 15, 2005, which utilizes a market-based cap and trade approach under Section III of the Clean Air Act. It requires emissions reductions in two phases, with the first phase going into effect in 2010 and the more stringent cap going into effect in 2018. The EPA has stated that regulation of nickel emissions from oil fired plants is not appropriate and necessary at this time. The cost to comply with such requirements could be significant.

During the course of this decade, the EPA will be implementing new, more stringent ozone and particulate matter ambient air quality standards. It will also address regional haze visibility issues, which will result in new regulations that will likely require further emission reductions from power plants, along with other emission sources such as vehicles. To implement these air quality standards, the EPA promulgated the Clean Air Interstate Rule (“CAIR”) on March 10, 2005. The CAIR establishes, in the eastern United States, a more stringent SO2 cap and allowance trading program and a year round NOx cap and allowance trading program applicable to power plants. These cap and trade programs will be implemented in two phases, with the first phase going into effect in 2010 and more stringent caps going into effect in 2015.

The mercury regulations and the CAIR will increase compliance costs for our operations and would likely require emission reductions from some of our power plants, which would necessitate significant expenditures on emission controls or have other impacts on operations.

In addition to implementation of statutes already in existence, there are additional environmental requirements under strong consideration by the federal and state legislatures. The Bush Administration has submitted Clean Air Act multi-emission reform legislation to Congress, which would promulgate a new emissions cap and trade program for NOx, SO2 and mercury emissions from power plants. This legislation would require overall reductions in these pollutants from national power plant emissions of approximately 50-75% phased in during the 2008-2018 timeframe, which is similar to the types of overall reductions required under the EPA regulations discussed above. Other more stringent multi-emission reform legislation also has been proposed in Congress by some lawmakers. There are many political challenges to the passage of multi-emission reform legislation through Congress, and it is unclear whether any of this legislation ultimately will be enacted into law.

The states where our affiliates do business also have other air quality laws and regulations with increasingly stringent limitations and requirements that may become applicable in future years to our plants and operations. We may incur additional compliance costs as a result of additional state requirements, which could include significant expenditures on emission controls or have other impacts on operations.

Other Environmental Regulations:   There are other environmental laws, in addition to air quality laws, that also affect our operations. We are required under the Clean Water Act to comply with effluent and intake requirements, technological controls and operating practices. Our wastewater discharges are permitted under the Clean Water Act, and our permits under the Clean Water Act are subject to review every five years. As with air quality regulations, federal and state water regulations are expected to increase and impose additional and more stringent requirements or limitations in the future. For example, in 2004, the EPA issued a new rule that imposes more stringent standards on the cooling water intakes for power plants. We expect to incur additional compliance costs to comply with this new rule. We do not expect these costs to be material.

Our facilities also are subject to several waste management laws and regulations. The Resource Conservation and Recycling Act sets forth comprehensive requirements for the handling of solid and hazardous wastes. The generation of electricity produces non-hazardous and hazardous materials, and we incur substantial costs to store and dispose of waste materials from these facilities. The EPA may develop new regulations that impose additional requirements on facilities that store or dispose of fossil fuel combustion materials, including types of coal ash. If so, we may be required to change the current waste management practices at some facilities and incur additional costs for increased waste management requirements.

Additionally, the Federal Comprehensive Environmental Response, Compensation and Liability Act, known as the Superfund, establishes a framework for dealing with the cleanup of contaminated sites. Many states have enacted state superfund statutes. We do not expect any corrective actions to require significant expenditures.

Regional Greenhouse Gas Initiative:   Nine Northeast and Mid-Atlantic states created a cooperative to discuss the design of a regional cap and trade program initially covering carbon dioxide emissions from power plants in the region, the Regional Greenhouse Gas Initiative (“RGGI”). In the future, RGGI may be extended to include other sources of greenhouse gas emissions, and greenhouse gases other than carbon dioxide.

Maryland 4 Pollutant Legislation:   The Maryland State Legislature introduced a “multi-pollutant” bill during the 2005 session, which sought to reduce emissions of NOx, SO2, mercury (“Hg”), and CO2 from the seven coal fired generating stations in Maryland. The Morgantown plant, Chalk Point plant, and Dickerson plant were included in the list of affected facilities. The bill set forth strict plant-specific emissions limits with no opportunity to purchase or trade emissions allowances to comply. Ultimately, the bill did not reach the House floor for a full vote, however legislation of this kind gains increasing support each year it is introduced. If a multi-pollutant bill were to be passed into law in Maryland, actions required to comply could include material modifications to the plants located in the state.

Current Enforcement Issues:   In 1999, the  EPA commenced enforcement actions in federal courts against seven major electric generating companies, alleging violations of the new source review regulations promulgated under the Clean Air Act (“NSR”). Since the initial action, the EPA has reached settlements with a number of additional electric generating companies and continues to pursue enforcement against others. In addition, some state attorneys general and environmental groups have launched private enforcement actions against power companies alleging the same types of violations.

The NSR regulations require power plants (and other major sources of pollutants) to obtain permits and install state-of-the-art pollution control technology when they undertake a “major modification” of the power plants. The NSR regulations are not triggered by the routine maintenance repair and replacement projects (“RMRR”) and projects that do not cause an emissions increase. Thus the central debate over whether a violation occurred centers on whether work the industry undertook should be considered RMRR and whether the work caused emissions to increase so as to trigger the NSR requirements. Courts in different jurisdictions have reached very different conclusions about when the NSR requirements are triggered. Most recently, the U.S. Court of Appeals for the 4th Circuit issued a ruling upholding a lower court determination that was very favorable to the industry’s view of when NSR is triggered. District courts in other circuits have reached the opposite conclusion.

To date, no lawsuits or administrative actions alleging NSR violations have been brought by the EPA against us or our power plants. However, in 2001 the EPA requested information concerning our plants covering a time period that predates our ownership and leases.

In addition, there were two regulatory developments concerning NSR in 2003 that will affect the EPA’s application of NSR in the future and, potentially, the NSR enforcement actions. In a new NSR rule, the EPA promulgated an exemption from NSR for MRR work that does not exceed 20% of the replacement value of a unit, which is generally consistent with power plant MRR work practices. In the rulemaking, the EPA also announced a policy of interpreting NSR in a way that seems generally consistent with reasonable industry practices. The new rule is being challenged in federal court and has been stayed pending judicial review, and most recently, the EPA reconsidered the 20% replacement value portion of the rule but recently completed the reconsideration and retained the 20% replacement threshold in the rule. The U.S. Circuit Court for the District of Columbia Circuit must now rule on the reform rule.

We cannot provide assurance that lawsuits or other administrative actions against the power plants under NSR will not be filed or taken in the future. If an action is filed against us or our power plants and we are judged to not be in compliance, we could be required to make substantial expenditures to bring the power plants into compliance, which could have a material adverse effect on our financial condition, results of operations or cash flows.

Employees

As of December 31, 2004, we employed, through contracts with Mirant Services, LLC (“Mirant Services”), a direct subsidiary of Mirant, approximately 730 people, of whom approximately 640 were employed at our power plants.

Labor Subject to Collective Bargaining Agreements

At our facilities located in Virginia and Maryland, we have a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1900 that covers approximately 500 employees. This agreement was reached in October 2004 and extends until June 2010.

Item 2.                        Properties

The following properties were owned or leased as of December 31, 2004:

Power Generation Business	Location	Primary Fuel	Leasehold and Ownership Percentage Interest	Total MW Owned, Operated and/or Leased(1)
Owned facilities:
Morgantown CT, Units 1-6	Maryland	Oil	100%	248
Dickerson CT, Units 1-3	Maryland	Oil/Gas	100	307
Chalk Point, Units 1-4	Maryland	Coal/Oil/Gas	100	1,907
Leased facilities:
Morgantown, Units 1-2	Maryland	Coal/Oil	100	1,244
Dickerson, Units 1-3	Maryland	Coal	100	546
Facilities owned and Leased by Affiliates Subject to Capital Contribution Agreements:
Chalk Point CT, Units 1-7(2)	Maryland	Gas/Oil	—	522
Potomac River, Units 1-5(2)	Virginia	Coal/Oil	—	482
Total				5,256

(1)          MW amounts reflect net dependable capacity.

(2)          Assets owned or leased by affiliates (a total of 1,004 MW) that are subject to capital contribution agreements between Mirant and us.

We also own an oil pipeline, which is approximately 51.5 miles long and serves the Chalk Point and Morgantown generating facilities.

Item 3.                        Legal Proceedings

As debtors-in-possession, the Mirant Debtors are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Mirant Debtors. One exception to this stay of litigation is for an action or proceeding by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the bankruptcy proceedings and, to the extent not resolved, will need to be addressed in the Plan. On November 19, 2003, the Bankruptcy Court entered an order staying most litigation pending against current or former officers, directors and managers of the Mirant Debtors arising out of the performance of their duties and against certain potential indemnitees of the Mirant Debtors. The Bankruptcy Court took that action to avoid the risk that the continuation of such litigation would impede the Mirant Debtors’ ability to reorganize or would have a negative impact upon the assets of the Mirant Debtors. At this time, it is not possible to predict the outcome of the Chapter 11 proceedings or their effect on the business of the Mirant Debtors or outstanding legal proceedings. The Mirant Debtors intend to resolve as many of these claims as possible through the claims resolution process in the bankruptcy proceeding or the Plan.

Operating Leases

Significant disputes have arisen between the Mirant Debtors, on the one hand, and the owner lessors and the indenture trustee for the Mirant Mid-Atlantic leveraged leases, on the other hand, regarding, among other things, whether or not the leveraged lease transactions constitute a “lease” or (“leases”) within the meaning of section 365 of the Bankruptcy Code, or instead evidence a financing or other arrangement. In April 2005, the Bankruptcy Court dismissed the recharacterization claim, ruling that, based upon the current posture of the Chapter 11 cases, a determination on the merits was not presently warranted. In its ruling, the Bankruptcy Court reserved the right to reconsider the merits of recharacterization in the event that facts and circumstances changed in a manner such that further consideration would be warranted.

At this time, the Mirant Debtors maintain that the leases are not true leases for bankruptcy purposes. However, based on the Bankruptcy Court’s comments in its April 2005 ruling, the Mirant Debtors may determine to modify their proposed Plan (and related Disclosure Statement) to propose that the leases be assumed conditioned upon certain provisions in the leases—including the limitations on restricted payments and the restrictions on the incurrence of indebtedness and liens—being modified, stricken or determined to be unenforceable and certain alleged defaults determined as not requiring “cure” as a condition to assumption. In order to assume leases, a debtor-lessee must obtain bankruptcy court approval and, subject to certain exceptions set forth in the Bankruptcy Code, must cure any existing defaults under the applicable leases (unless such defaults are duly waived). It would be the Mirant Debtors’ objective that assumption would be approved at or before confirmation of the Plan, and that as part of the assumption or confirmation order, Mirant Mid-Atlantic would be relieved of the obligation to cure certain defaults and of the obligation to perform certain covenants. If it is not feasible for Mirant Mid-Atlantic to assume the leases because relief from certain defaults and/or covenants is not available, the two remaining alternatives are rejection and revisiting the issue of recharacterization. In the latter circumstance, if the Bankruptcy Court recharacterizes the leases as indebtedness, Mirant Mid-Atlantic may be required to re-evaluate the accounting for the leases. If, on the other hand, recharacterization is not sought or is not available, and/or Mirant Mid-Atlantic cannot or does not assume the leases, then the leases will be rejected. In that event, the owner lessors would be entitled to a return of the leased assets and would have a claim for damages, if any, arising from such rejection, subject to the limitation on allowed claims under section 502(b)(6) of the Bankruptcy Code applicable to leases of real property. Any claims arising on account of rejection would be subject to compromise in Mirant Mid-Atlantic’s Chapter 11 case. The impact of any of these events would be reflected in Mirant Mid-Atlantic’s consolidated financial statements if and when the events occur.

Asbestos Cases

As a part of the PEPCO purchase, the Company agreed to indemnify PEPCO for certain liabilities arising in lawsuits filed after December 19, 2000, even if they relate to incidents occurring prior to that date, with certain qualifications. Since the acquisition, PEPCO has notified the Company of more than 100 asbestos cases, distributed among three Maryland jurisdictions (Prince George’s County, Baltimore City and Baltimore County), as to which it claims a right of indemnity. Based on information and relevant circumstances known at this time the Company does not believe these suits will have a material adverse effect on its financial position, results of operations or cash flows.

PEPCO Litigation

In 2000, Mirant purchased certain power generating assets and certain other assets from PEPCO, including certain power purchase agreements (“PPAs”). Under the terms of the Asset Purchase and Sale Agreement (the “APSA”) Mirant and PEPCO entered into a contractual arrangement (the “Back-to-Back Agreement”) with respect to certain PPAs, including PEPCO’s long-term PPAs with Ohio Edison Company (“Ohio Edison”) and Panda-Brandywine L.P. (“Panda”), under which (1) PEPCO agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements; and (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda and Ohio Edison PPAs run until 2021 and 2005 respectively. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from PEPCO at prices that are significantly higher than existing market prices for power. In the Chapter 11 cases of the Mirant Debtors, PEPCO has asserted that an Assignment and Assumption Agreement dated December 19, 2000 that includes as parties PEPCO, the Company, various subsidiaries of the Company, Mirant Potomac River, and Mirant Americas Energy Marketing, causes the Company and its subsidiaries that are parties to the agreement to be jointly and severally liable to PEPCO for various obligations, including the obligations under the Back-to-Back Agreement. PEPCO also asserts that the Assignment and Assumption Agreement causes the Company and its subsidiaries to be jointly and severally liable for a claim of $105 million filed by PEPCO in the Chapter 11 cases related to modifications agreed to between Mirant Americas Energy Marketing and PEPCO related to the Transition Power Agreements in place between PEPCO and Mirant Americas Energy Marketing through January 2005. The Company is disputing this interpretation of the Assignment and Assumption Agreement in proceedings before the Bankruptcy Court, but the outcome of those proceedings is uncertain. If the Company and its subsidiaries are determined to be jointly and severally liable for the obligations of Mirant and Mirant Americas Energy Marketing to PEPCO under the Assignment and Assumption Agreement, then the claim related to the Transition Power Agreements and the proceedings described below involving the Back-to-Back Agreement could have an adverse effect upon the Company’s financial condition, although such an effect would be mitigated by Mirant and Mirant Americas Energy Marketing also having responsibility for those obligations.

Back-to-Back Agreement Litigation.   On August 28, 2003, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the Back-to-Back Agreement (the “Rejection Motion”), along with an adversary proceeding to enjoin PEPCO and the FERC from taking certain actions against the Mirant Debtors (the “Injunction Litigation”). On October 9, 2003, the United States District Court for the Northern District of Texas entered an order that had the effect of transferring to that court from the Bankruptcy Court the Rejection Motion and the Injunction Litigation. In December 2003, the district court denied the Rejection Motion and, thereafter, dismissed the Injunction Litigation. The district court ruled that the Federal Power Act preempts the Bankruptcy Code and that a bankruptcy court cannot affect a matter within the FERC’s jurisdiction under the Federal Power Act, including the rejection of a wholesale power purchase agreement regulated by the FERC.

The Mirant Debtors appealed the district court’s orders to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). The Fifth Circuit reversed the district court’s decision, holding that the Bankruptcy Code authorizes a district court (or bankruptcy court) to reject a contract for the sale of electricity that is subject to the FERC’s regulation under the Federal Power Act as part of a bankruptcy proceeding and that the Federal Power Act does not preempt that authority. The Fifth Circuit remanded the proceeding to the district court for further action on that motion. The Fifth Circuit indicated that on remand the district court could consider applying a more rigorous standard than the business judgment standard typically applicable to contract rejection decisions by debtors in bankruptcy, which more rigorous standard would take into account the public interest in the transmission and sale of electricity.

On December 9, 2004, the district court held that the Back-to-Back Agreement was a part of and not severable from, and therefore could not be rejected apart from, the APSA. The district court also noted that if the Fifth Circuit overturned the district court’s ruling with respect to severability, the Back-to-Back Agreement should be rejected only if Mirant can prove that the Back-to-Back Agreement burdens the bankrupt estates; that, after scrutiny and giving significant weight to the comments of the FERC relative to the effect of rejection on the public interest, the equities balance in favor of rejecting the Back-to-Back

Agreement; and that rejection of the Back-to-Back Agreement would further the Chapter 11 goal of permitting the successful rehabilitation of the Mirant Debtors. The Mirant Debtors have appealed the district court’s December 9, 2004 decision to the Fifth Circuit and requested that the Fifth Circuit hear this appeal on an expedited basis. On March 8, 2005, the Fifth Circuit denied the Mirant Debtor’s request to have the appeal expedited.

On January 21, 2005, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the APSA, including the Back-to-Back Agreement but not including other agreements entered into between Mirant and its subsidiaries and PEPCO under the terms of the APSA (the “Second Rejection Motion”). On February 10, 2005, PEPCO filed a motion requesting the district court to assert jurisdiction over and rule upon the Second Rejection Motion rather than having the Bankruptcy Court rule on that motion. On March 1, 2005, the district court ruled that it would withdraw the reference to the Bankruptcy Court of the Mirant Debtors’ January 21, 2005 motion seeking to reject the APSA and would itself hear that motion.

Suspension of PEPCO Back-to-Back Payments.   On December 9, 2004, in an effort to halt further out-of-market payments under the Back-to-Back Agreement while awaiting resolution of issues related to the potential rejection of the Back-to-Back Agreement (but prior to notice of entry of the district court’s order of December 9, 2004), Mirant filed a notice in the Bankruptcy Court that Mirant was suspending further payments to PEPCO under the Back-to-Back Agreement absent further order of the court (the “Suspension Notice”). On December 10, 2004, in response to the Suspension Notice, PEPCO filed a motion in the district court seeking a temporary restraining order and injunctive relief to require Mirant to perform under the Back-to-Back Agreement (the “Injunctive Relief Motion”). On December 13, 2004, the district court issued an order referring the Injunctive Relief Motion to the Bankruptcy Court. On December 21, 2004, the Bankruptcy Court issued an order denying the temporary restraining order sought by PEPCO.

On December 14, 2004, PEPCO filed the following additional litigation: (1) a motion seeking relief from the automatic stay provision of Bankruptcy Code section 362(a) to permit PEPCO to terminate performance under the APSA (the “Lift Stay Motion”); (2) a motion to compel the Mirant Debtors to pay, as administrative expenses, payments that had been suspended under the Back-to-Back Agreement (the “Administrative Expense Motion”); and (3) an adversary proceeding seeking to compel the Mirant Debtors to make payments under the Back-to-Back Agreement (the “PEPCO Lawsuit”). On December 16, 2004, PEPCO filed a motion requesting the district court to withdraw the reference to the Bankruptcy Court with respect to the litigation filed by PEPCO on December 14, 2004, as well as the Injunctive Relief Motion (the “Second Withdrawal Motion”). On January 4, 2005, the district court denied the Second Withdrawal Motion in its entirety.

On January 19, 2005, the Bankruptcy Court entered an order embodying a ruling made orally by the court on January 14, 2005, in which it denied the Lift Stay Motion and the Administrative Expense Motion, but required the Mirant Debtors to pay amounts due under the Back-to-Back Agreement in January 2005 and thereafter until (1) the Mirant Debtors filed a motion to reject the APSA, (2) the Fifth Circuit issued an order reversing the district court’s order of December 9, 2004 denying the motion to reject the Back-to-Back Agreement, or (3) the Mirant Debtors were successful in having the obligations under the Back-to-Back Agreement recharacterized as debt obligations. PEPCO filed an appeal of the Bankruptcy Court’s January 19, 2005 order. On January 21, 2005, the Mirant Debtors filed the Second Rejection Motion.

On March 1, 2005, the district court withdrew the reference to the Bankruptcy Court of the Second Rejection Motion and the Administrative Expense Motion, ordered the Mirant Debtors to pay PEPCO all past-due, unpaid obligations under the Back-to-Back Agreement by March 10, 2005 and dismissed as moot PEPCO’s appeal of the January 19, 2005 order denying the Administrative Expense Motion. The Mirant Debtors on March 4, 2005 filed a motion requesting the district court to reconsider its order of March 1, 2005 or alternatively to stay that order while the Mirant Debtors appeal it to the Fifth Circuit. On

March 7, 2005, the district court modified the March 1, 2005 order to require PEPCO to file a response to the Mirant Debtors’ motion for reconsideration by March 14, 2005 and to delay until March 18, 2005, the date by which the Mirant Debtors were to pay past-due, unpaid obligations under the Back-to-Back Agreement.

On March 16, 2005, the Mirant Debtors filed a petition for writ of mandamus with the Fifth Circuit asking it to order the district court to vacate the March 1, 2005 order, as modified, and to reinstate PEPCO’s appeal of the Bankruptcy Court’s order of January 19, 2005 denying the Administrative Expense Motion. The petition asked the Fifth Circuit alternatively to stay the March 1, 2005 order until the Mirant Debtors appeal of that order was resolved. Also on March 16, 2005 the district court further modified its order of March 1, 2005 to clarify that the amounts to be paid by the Mirant Debtors by March 18, 2005 did not include any amounts that became due prior to the filing of the Chapter 11 cases on July 14, 2003. On March 16, 2005, the Mirant Debtors also appealed the district court’s March 1, 2005 order, as modified, to the Fifth Circuit. On March 17, 2005, the Fifth Circuit issued a temporary stay of the March 1, 2005 order, as modified. On April 11, 2005, the Fifth Circuit vacated the temporary stay entered on March 17, 2005, denied the petition for writ of mandamus and denied the Mirant Debtors’ request for a stay pending appeal. In its order the Fifth Circuit concluded that the Mirant Debtors’ challenges to the district court’s order of March 1, 2005, as modified, could be remedied in their pending appeals and that the Mirant Debtors had not shown they would suffer irreparable harm if the order was not stayed pending appeal. On April 20, 2005, the district court entered an order directing the Mirant Debtors to pay PEPCO all unpaid amounts due under the Back-to-Back Agreement accruing since the Petition Date by April 25, 2005 to the extent they had not already done so, and to continue performance of all obligations under the agreement until further order of the district court. The Mirant Debtors have paid all amounts due under the Back-to-Back Agreement accruing since the Petition Date.

Potential Adjustment Related to Panda Power Purchase Agreement.   At the time of the acquisition of the Mirant Mid-Atlantic assets from PEPCO, Mirant also entered into an agreement with PEPCO that, as subsequently modified, provided that the price paid by Mirant for its December 2000 acquisition of PEPCO assets would be adjusted if by April 8, 2005 a binding court order had been entered finding that the Back-to-Back Agreement violated PEPCO’s power purchase agreement with Panda (the “Panda PPA”) as a prohibited assignment, transfer or delegation of the Panda PPA or because it effected a prohibited delegation or transfer of rights, duties or obligations under the Panda PPA that was not severable from the rest of the Back-to-Back Agreement. Panda initiated legal proceedings in 2000 asserting that the Back-to-Back Agreement violated provisions in the Panda PPA prohibiting PEPCO from assigning the Panda PPA or delegating its duties under the Panda PPA to a third party without Panda’s prior written consent. On June 10, 2003, the Maryland Court of Appeals, Maryland’s highest court, ruled that the assignment of certain rights and delegation of certain duties by PEPCO to Mirant did violate the non-assignment provision of the Panda PPA and was unenforceable. The court, however, left open the issues whether the provisions found to violate the Panda PPA could be severed and the rest of the Back-to-Back Agreement enforced and whether Panda’s refusal to consent to the assignment of the Panda PPA by PEPCO to Mirant was unreasonable and violated the Panda PPA. The Company believes that the June 10, 2003 decision by the Maryland Court of Appeals does not suffice to trigger a purchase price adjustment under the agreement between Mirant and PEPCO. If that court order were found to have triggered the purchase price adjustment, the agreement between Mirant and PEPCO provides that the amount of the adjustment would be negotiated in good faith by the parties or determined by binding arbitration so as to compensate PEPCO for the termination of the benefit of the Back-to-Back Agreement while also holding Mirant economically indifferent from such court order.

PEPCO Avoidance Action.   On July 13, 2005, Mirant and several of its subsidiaries, including Mirant Mid-Atlantic and Mirant Americas Generation, filed a lawsuit against PEPCO before the Bankruptcy Court to avoid and recover fraudulent transfers under 11 U.S.C. §§ 544 and 550 and applicable state law in connection with the acquisition of PEPCO’s assets by Mirant in December 2000 and disallow PEPCO’s proofs of claim. The suit asserts that Mirant did not receive fair value in return for the PEPCO assets and that the acquisition occurred at a time when Mirant was either insolvent or was rendered insolvent as a result of the transaction. The likely outcome of this proceeding cannot now be determined, and the Company cannot estimate what recovery, if any, it may obtain in this action.

City of Alexandria Zoning Action

On December 18, 2004, the City Council for the City of Alexandria, Virginia (the “City Council”) adopted certain zoning ordinance amendments recommended by the City Planning Commission that result in the zoning status of Mirant Potomac River’s generating plant being changed from “noncomplying use” to “nonconforming use subject to abatement.” Under the nonconforming use status, unless Mirant Potomac River applies for and is granted a special use permit for the plant during the seven-year abatement period, the operation of the plant must be terminated within a seven-year period, and no alterations that directly prolong the life of the plant will be permitted during the seven-year period. Typically, the City Council grants special use permits with various conditions and stipulations as to the permitted use.

At its December 18, 2004 meeting, the City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan. Under the terms of the approved action, the revocation of the 1989 SUPs was to take effect 120 days after the City Council revocation provided, however, that if Mirant Potomac River within such 120-day period filed an application for the necessary special use permits to bring the plant into compliance with the zoning ordinance provisions then in effect, the effective date of the revocation of the 1989 SUPs would be stayed until final decision by the City Council on such application. The approved action further provides that if such special use permit application is approved by the City Council, revocation of the 1989 SUPs will be dismissed as moot, and if the City Council does not approve the application, the revocation of the 1989 SUPs will become effective and the plant will be considered a nonconforming use subject to abatement. The City of Alexandria and Mirant Potomac River have agreed to a consent order to be entered by the Circuit Court for the City of Alexandria in the suit described in the next paragraph that extends through October 17, 2005 the period within which Mirant Potomac River may file an application for the necessary special use permits.

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint seeks to overturn the actions taken by the City Council on December 18, 2004 changing the zoning status of Mirant Potomac River’s generating plant and approving revocation of the 1989 SUPs, on the grounds that those actions violated federal, state and city laws. The complaint asserts, among other things, that the actions taken by the City Council constituted unlawful spot zoning, were arbitrary and capricious, constituted an unlawful attempt by the City Council to regulate emissions from the plant, and violated Mirant Potomac River’s due process rights. Mirant Potomac River and Mirant Mid-Atlantic request the court to enjoin the City of Alexandria and the City Council from taking any enforcement action against Mirant Potomac River or from requiring it to obtain a special use permit for the continued operation of its generating plant.

Environmental Matters

EPA Information Request.   In January 2001, the EPA issued a request for information to Mirant concerning the air permitting and air emissions control implications under the NSR of past repair and maintenance activities at Mirant Potomac River’s plant in Virginia and the Company’s Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company’s ownership and lease of the plants. Mirant has responded fully to this request. Under the sales agreement with PEPCO for those plants, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company’s acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Mirant entity owning or leasing the plant may be responsible for the cost of purchasing and installing emission control equipment, the cost of which may be material. If such violation is determined to have occurred after the Company acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Mirant entity owning or leasing the plant at issue would also be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition or lease of the plant, the cost of which may be material.

Mirant Potomac River Notice of Violation.   On September 10, 2003, the Virginia Department of Environmental Quality (“Virginia DEQ”) issued a Notice of Violation (“NOV”) to Mirant Potomac River alleging that it violated its Virginia Stationary Source Permit to Operate by emitting NOx in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap is unenforceable, that it can comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued a NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the Maryland Department of the Environment, the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a consent decree that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The consent decree requires Mirant Potomac River and Mirant Mid-Atlantic to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by Mirant Mid-Atlantic in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at Mirant Mid-Atlantic’s Morgantown Units 1 and 2 in 2007 and 2008, the consent decree does not obligate the Mirant entities to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, Mirant Mid-Atlantic may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The aggregate amount of the civil penalties to be paid and costs to be incurred by Mirant Potomac River for the supplemental environmental projects is $1.5 million. The consent decree is subject to the approval of the district court and the Bankruptcy Court.

Mirant Potomac River Downwash Study.   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of SO2, nitrogen dioxide (“NO2”), carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable national ambient air quality standards (“NAAQS”) and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes pollutants from an elevated source, such as a smokestack, to be mixed rapidly toward the ground resulting in higher ground level concentrations of pollutants. If the modeling analysis indicates that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order requires Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order. To the extent that the downwash study indicates that emissions from the Potomac River plant exceed either the NAAQS or the Virginia Standards of Performance for Toxic Pollutants, the remedial actions required could include material modifications to the plant or to its operation. The financial and operational implications of any such remedial actions are not known at this time.

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are an indirect wholly-owned subsidiary of Mirant. Our membership interests are not publicly traded and all of our membership interests are held by our parent, Mirant Americas Generation. Since filing for protection under Chapter 11, we have not paid dividends. We have no equity compensation plans under which we issue our membership interests.

Item 6.                        Selected Financial Data

The information set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical consolidated financial statements and the notes thereto, which are included elsewhere in this Form 10-K. The selected financial data has been derived from our consolidated financial statements. Prior to the acquisition of our facilities from PEPCO, which occurred on December 19, 2000, we had no operating history.

Selected Financial Data

					Period from
					July 12, 2000 to
	Years Ended December 31,				December 31,
	2004	2003	2002	2001	2000
	(In millions)
Statement of Operations Data:
Operating revenues	$882	$732	$815	$1,024	$40
Net income	94	(432)	185	168	5
Balance Sheet Data (at end of period):
Total assets	2,955	2,823	3,131	3,131	3,038
Members equity	2,777	2,683	3,054	2,920	2,804

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

Overview

We operate as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with Chapter 11 of the Bankruptcy Code. As a result, our financial statements include the results of Bankruptcy Court actions, probable claims against our estate and professional and administrative costs related to the bankruptcy process. On January 19, 2005, Mirant Corporation filed a Plan of Reorganization with the Bankruptcy Court, which was amended on March 25, 2005. For further discussion of our proposed Plan, see Item 1 contained elsewhere in this report.

We compete in the PJM market with a number of other major power generators on the basis of price, operating characteristics of our generating facilities and the availability of our generating facilities to supply capacity and energy to the market as needed. With the expansion of the PJM market, the markets themselves continue to evolve. This evolution has changed not only the utilization of generation and transmission resources, but also the voting interests among market participants. This market situation has the potential to result in continued narrow fuel to electricity conversion spreads. In this environment, customers typically transact over shorter durations and rely more heavily on spot markets to meet their energy needs, thus making it more difficult for us to sell our power for longer-term durations and at prices that provide a reasonable return, most notably on our gas fired units.

For our business, changing commodity prices can result in volatile financial results as our derivative instruments do not currently receive cash flow hedge accounting treatment in our financial statements. Instead, these derivative instruments are reflected in our financial statements at fair value, resulting in volatility in our gross margin. Our unrealized gains and losses for each period reflect changes in fair value of commodity contracts not yet settled and the reversal of unrealized gains and losses recognized in previous periods that settled in the current reporting period.

Our gross margin increased $72 million in 2004 compared to 2003. This was primarily driven by the termination of the ECSA and higher market prices for power, capacity and ancillary services partially offset by an increase in unrealized losses on derivative contracts for future periods due to increased forward power prices and a decline in forward fuel prices, as well as higher costs for emissions allowances and a reduction in gains on realized fuel hedges. Our cash flows from operating activities decreased $75 million in 2004 compared to 2003 and reflects a significant increase in working capital requirements in 2004 compared to the same period in 2003 primarily as a result of higher fuel stock and emissions allowance inventory and increases in the change in balances for affiliate receivables, payable to affiliate and accounts payable and accrued liabilities, partially offset by a decrease in the change in prepaid rent.

We and our subsidiaries have entered into a number of service agreements with other Mirant subsidiaries for the procurement of fuel, labor and administrative services essential to operating our business. These agreements are primarily with Mirant, Mirant Americas Energy Marketing and Mirant Services. See Note 4 to our consolidated financial statements for a description of these agreements.

Bankruptcy Considerations

While in bankruptcy, we expect our financial results to continue to be volatile as asset impairments, asset dispositions, restructuring activities, contract terminations and rejections, and claims assessments may significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance post-bankruptcy.

In addition, upon emergence from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements as a result of revisions to our operating plans set forth in the Plan and, if required, the impact of revaluing our assets and liabilities by applying fresh start accounting in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code.”

As part of the bankruptcy process, claims are filed with the Bankruptcy Court related to amounts that claimants believe we owe them. These claims, except for claims by certain governmental agencies, were required to be filed with the Court by December 16, 2003. In the absence of a specific Bankruptcy Court order providing otherwise, all governmental agencies were required to file claims with the Bankruptcy Court by January 12, 2004. See “Critical Accounting Policies and Estimates” for additional information.

Results of Operations

Our operating revenues and expenses from affiliates and nonaffiliates aggregated by classification are as follows (in millions):

	Years Ended December 31,
	2004	2003	Increase/ (Decrease)	2003	2002	Increase/ (Decrease)
Operating Revenues:
Affiliate	$881	$714	$167	$714	$784	$(70)
Nonaffiliate	1	18	(17)	18	31	(13)
Total operating revenues	882	732	150	732	815	(83)
Cost of fuel, electricity and other products:
Affiliate	310	257	53	257	289	(32)
Nonaffiliate	148	123	25	123	57	66
Total cost of fuel, electricity and other products	458	380	78	380	346	34
Gross Margin	424	352	72	352	469	(117)
Operating Expenses:
Generation facilities rent	103	96	7	96	96	—
Depreciation and amortization	47	45	2	45	46	(1)
Operations and Maintenance:
Affiliate	120	92	28	92	86	6
Nonaffiliate	66	67	(1)	67	81	(14)
Goodwill impairment loss	—	499	(499)	499	—	499
Total operating expenses	336	799	(463)	799	309	490
Operating income (loss)	88	(447)	535	(447)	160	(607)
Other income (expense), net:
Affiliate	(3)	12	(15)	12	26	(14)
Nonaffiliate	3	4	(1)	4	—	4
Reorganization items	(5)	(1)	(4)	(1)	—	(1)
(Benefit) provision for income taxes	(1)	1	(2)	1	1	—
Cumulative effect of change in accounting principle	—	(1)	1	(1)	—	(1)
Net income (loss)	$94	$(432)	$526	$(432)	$185	$(617)

2004 versus 2003

Gross Margin.   Gross margin increased $72 million primarily due to the termination of the ECSA in May 2003. Revenues received under the ECSA in 2003 were $94 million less than what would have been received from the PJM spot market. Excluding the impact of the ECSA, gross margin would have been $22 million lower in 2004 than in 2003, primarily due to the following:

•       An increase of approximately $46 million driven by higher market prices for power;

•       An increase of $46 million related to an increase in prices for capacity and ancillary services;

•       A decrease of approximately $69 million related to net unrealized losses on derivative contracts for future periods. Of these contracts, $59 million related to power and $10 million related to oil and gas, and were entered into to economically hedge a portion of the energy and fuel price risk related to future operations. The decrease in value of these energy and fuel derivative contracts is due to an increase in forward power prices and a decrease in forward fuel prices;

•       A decrease of $18 million related to a higher emissions expense due mainly to higher prices for SO2 emissions allowances. In order for us to meet our current needs to operate our generation facilities we had to purchase additional emissions allowances. The average price of emissions allowances increased 140% from $180 per ton in 2003 to $431 per ton in 2004;

•       A decrease of $14 million related to a reduction in realized gains on economic fuel hedges; and

•       A decrease of $11 million related to the termination of contracts in 2004.

Operating expenses.   Operating expenses decreased $463 million primarily due to the following:

•       A decrease of $499 million due to a goodwill impairment charge in 2003;

•       An increase of $28 million in operations and maintenance—affiliate primarily due to a change in the Mirant corporate allocation methodology that was implemented January 1, 2004. See Note 4 to our consolidated financial statements contained elsewhere in this report for further discussion; and

•       An increase of $7 million in generation facilities rent related to the additional rent expense for our Morgantown and Dickerson baseload units as a result of the Bankruptcy Court’s granting the motion compelling us to pay incremental rent. See Note 10 to our consolidated financial statements contained elsewhere in this report for further discussion.

Other income, net.   Other income, net decreased $16 million primarily due to intercompany interest. As a result of the Mirant Debtors’ bankruptcy proceedings, no intercompany interest was recorded on our pre-petition notes receivable from affiliate subsequent to the Petition Date. See Note 4 to our consolidated financial statements contained elsewhere in this report for further discussion.

2003 versus 2002

Gross Margin.   Gross margin decreased $117 million primarily due to the following:

•       A decrease of $79 million in revenues primarily due to the termination of the ECSA in May 2003. During 2002, revenues under the ECSA were $179 million higher than what would have been received from the PJM spot market. From January 1, 2003 to May 1, 2003 the revenue received under the ECSA was $94 million less than what would have been received from the PJM spot market. For the remainder of 2003, we received market prices for power;

•       A decrease of $41 million related primarily to higher fuel prices of approximately $29 million and emissions allowances of $12 million; and

•       An increase of $6 million related to $38 million of realized margin on economic fuel hedges offset by $32 million in net unrealized losses on fuel contracts for future periods.

Operating expenses.   Operating expenses increased $490 million primarily due to the following:

•       An increase of $499 million due to a goodwill impairment charge in 2003;

•       An increase of $6 million in operations and maintenance—affiliate primarily due to an increase of $8 million in fixed charges from Mirant Services under our Administration arrangement offset by a reduction of $1 million for restructuring charges. See Note 4 to our consolidated financial statements contained elsewhere in this report for further discussion; and

•       A decrease of $14 million in operations and maintenance—nonaffiliate primarily due to lower insurance costs of $3 million, $2 million lower maintenance expense at generation facilities, $2 million lower office rental expenses, $2 million lower professional fees, $1 million less in property taxes and a reduction of $2 million in support contracts.

Other income, net.   Other income, net decreased $10 million primarily due to intercompany interest. As a result of the Mirant Debtors bankruptcy proceedings, no intercompany interest was recorded on pre-petition notes receivable from affiliate subsequent to the Petition Date. See Note 4 to our consolidated financial statements contained elsewhere in this report for further discussion.

Financial Condition

Liquidity and Capital Resources

The matters described in this section relate to future events or expectations and may be significantly affected by the Chapter 11 proceedings. The Chapter 11 proceedings have resulted in various restrictions on our activities including, limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom we may conduct or seek to conduct business. Upon exiting from bankruptcy, we will no longer be subject to these restrictions.

During the pendency of the Chapter 11 proceedings, Mirant and certain of its subsidiaries, including Mirant Americas Generation and us, are participating in an intercompany cash management program approved by the Bankruptcy Court pursuant to which cash balances at Mirant and the participating subsidiaries are transferred to central concentration accounts and, if necessary, lent to Mirant or any participating subsidiary to fund working capital and other needs, subject to the intercompany borrowing limits approved by the Bankruptcy Court. Under the intercompany cash management program, the Bankruptcy Court imposed borrowing limits for intercompany loans among the respective subsidiary sub-groups. In December 2004, the Bankruptcy Court amended the intercompany cash management program to exclude from the intercompany borrowing limits amounts borrowed by Mirant Americas Energy Marketing from the non-Mirant Americas Energy Marketing sub-groups (including Mirant Mid-Atlantic and its subsidiaries) to fund cash collateral posted and cash prepayments made to third parties on account of transactions entered into by Mirant Americas Energy Marketing for the benefit of the members of the non-Mirant Americas Energy Marketing sub-groups. All intercompany transfers by such Mirant entities are recorded as intercompany loans on a junior superpriority administrative basis and are secured by junior liens on the assets of the relevant borrowing group. Additionally, we and our subsidiaries are subject to maximum intercompany borrowing limits of $200 million. Upon entering into the debtor-in-possession credit facility described below, the cash balances of the participating Mirant Debtors became subject to security interests in favor of the debtor-in-possession lenders and, upon certain conditions, such cash balances are swept into concentration accounts controlled by the debtor-in-possession lenders.

On November 5, 2003, certain of the Mirant Debtors (the “DIP Borrowers”) (including Mirant Mid-Atlantic and its subsidiaries) entered into a two-year debtor-in-possession credit facility (the “DIP Facility”) providing for borrowings or the issuance of letters of credit in an amount not to exceed the lesser of $500 million or the then-existing “borrowing base.” The borrowing base is the aggregate value assigned to specified power generation assets of the DIP Borrowers that serve as collateral for the DIP Facility. However, upon the occurrence of certain triggering events, including the sale of borrowing base assets or an event that has a material adverse effect on the business, operations or value of a power generation facility, the borrowing base may be revalued or reserves against the borrowing base may be imposed, thus lowering the borrowing base amount. The borrowing base as of December 31, 2004 was $724 million. The borrowing base decreased $48 million in January 2005 and will decrease another $37 million following the consumation of the pending sale of certain Mirant assets. The orders entered by the Bankruptcy Court approving the DIP Facility permit up to $300 million of borrowings, which amount may be increased to $500 million upon written approval of each of the Statutory Committees or further order of the Bankruptcy Court. The DIP Facility also contains an option, exercisable by Mirant or Mirant Americas Generation, to remove Mirant Americas Generation and its subsidiaries as borrowers and obligors under the DIP Facility and reduce the DIP Facility commitment to a maximum of $200 million of borrowings. Borrowings under the DIP Facility are secured by substantially all of the assets of the DIP Borrowers, including the assets of our “designated subsidiaries”—Mirant Peaker, Mirant Potomac River and Mirant Chalk Point.

Pursuant to the DIP Facility, the DIP Borrowers are subject to a number of affirmative and restrictive covenants, reporting requirements, and, subject to usage, financial covenants. The DIP borrowers, including the Company, were in compliance with the DIP Facility covenants, or had received affirmative waivers of compliance where compliance was not attained, as of December 31, 2004.

The proposed Plan provides for the organization of an intermediate holding company (“Mirant North America”) that would be a subsidiary of Mirant Americas Generation and would be our parent company. Under the proposed Plan, Mirant North America would incur certain indebtedness to be issued in connection with the Plan and enter into a revolving credit facility for working capital and other purposes secured by the assets of Mirant North America and its subsidiaries, other than us and our subsidiaries. We expect that any such revolving credit facility will include financial covenants that will exclude from the calculation of compliance with such covenants the financial results of any subsidiary that is unable to make distributions or dividends at the time of such calculation. Thus, our ability to make distributions to Mirant North America under our leveraged lease transaction is expected to have a material impact on the calculation of the financial covenants under the revolving credit facility and other debt of Mirant North America. The availability of the Mirant North America revolving credit facility is an important source of liquidity for us post-bankruptcy.

Under the leveraged leases, we are not permitted to make any dividends, distributions and other restricted payments unless (1) we satisfy the fixed charge coverage ratio on a historical basis for the last period of four fiscal quarters, (2) we are projected to satisfy the fixed charge coverage ratio for the next two periods of four fiscal quarters, and (3) no significant lease default or event of default has occurred and is continuing. See Note 10 for a further description of the restricted payments test under the leveraged leases. The projected fixed charge coverage ratios are based on projections that were not prepared to conform to the guidelines established by the American Institute of Certified Public Accountants regarding forecasts, and were not audited, reviewed, or compiled by our independent registered public accounting firm. It should be noted that the forecasts, market assumptions and many other factors are inherently inaccurate and should not be relied on. If we were to calculate the fixed charge coverage ratios under the leveraged leases as of June 30, 2005, we expect that we would meet the required 1.7 to 1.0 ratio for restricted payments, both on an historical and projected basis. However, the expected historical ratio for June 30, 2005 and the projected historical ratio for September 30, 2005 are close to the required ratio. Further, the calculation of the fixed charge coverage ratio requires the determination of the “Consolidated EBITDA” as defined in the lease documentation of Mirant Mid-Atlantic exclusive of depreciation, amortization and similar non-cash charges. Management has calculated the fixed charge coverage ratio excluding certain non-cash charges that management believes to be reasonable and appropriate. The relevance of the restricted payments test under the leveraged leases post-bankruptcy is unclear given the potential determination of the Mirant Debtors to modify their proposed Plan to provide for the assumption of the leveraged leases conditioned upon certain provisions thereof being modified, stricken or determined to be unenforceable—including the limitations on restricted payments. In the event the resolution of the outstanding litigation with respect to the treatment of the leveraged leases results in our assuming the leases with the same or similar limitations on restricted payments, we intend to seek confirmation of our application of the calculation of the fixed charge coverage ratio.

Off-Balance Sheet Arrangements and Contractual Obligations

We are in the process of evaluating the Mirant Debtors’ executory contracts in order to determine which contracts will be assumed, assumed and assigned, or rejected. See “Item 1. Business—Overview—Proceedings under Chapter 11 of the Bankruptcy Code.” The table presented below does not include contracts that we have successfully rejected through the bankruptcy process. Additionally, as of December 31, 2004, we do not have any debt obligations.

As of December 31, 2004 our off-balance sheet arrangements and contractual obligations are as follows (in millions):

	Off-Balance Sheet Arrangements and Contractual Obligations by Year
	Total	2005	2006	2007	2008	2009	More than 5 years
Operating leases(1)	$2,483	$111	$108	$113	$122	$143	$1,886
Purchase commitments:
Fuel purchase and transportation commitments(2)	320	99	113	108	—	—	—
Coal purchases—affiliate(3)	463	224	135	104	—	—	—
Other purchase commitments(4)	33	33	—	—	—	—	—
Total excluding pre-petition claims	3,299	$467	$356	$325	$122	$143	$1,886
Liabilities subject to compromise(5)	91
Total	$3,390

(1)          Operating leases are off-balance sheet arrangements and are discussed in Note 10 to our consolidated financial statements contained elsewhere in this report. These amounts primarily relate to our minimum lease payments associated with our lease of the Morgantown and Dickerson baseload units.

(2)          Fuel and transportation commitments are discussed in Note 10 to our consolidated financial statements contained elsewhere in this report. This commitment relates to the minimum fuel purchase and transportation commitments at the Morgantown facility, which became effective in July 2002.

(3)          Coal purchases—affiliate are discussed in Note 10 to our consolidated financial statements contained elsewhere in this report. This commitment relates to our coal purchase commitment with Mirant Americas Energy Marketing.

(4)          Other purchase commitments represent open purchase orders less invoices received related to open purchase orders for general procurement and services purchased in the ordinary course of business. These include construction, maintenance and labor activities at our generation facilities.

(5)   Liabilities subject to compromise represent liabilities incurred prior to the Petition Date. As discussed in Note 2 to our consolidated financial statements contained elsewhere in this report, the amounts of liabilities subject to compromise represent our estimate of known or potential pre-petition claims that we expect will be resolved in the bankruptcy process. Adjustments to liabilities subject to compromise may result from negotiations with the respective creditors, actions of the Bancruptcy Court, rejection of executory contracts and the determination as to the value of any such claim or the value of the respective obligor.

Cash Flows

Our cash flows related to revenues recognized from our affiliates and nonaffiliates, and the related capital contribution received pursuant to the ECSA, generally were received in the month following recognition in the statements of operations. Our cash payments related to services rendered by our affiliates and nonaffiliates generally are paid in the month following the month the services are recorded as an expense.

Operating Activities.   Net cash provided by operating activities was $74 million in 2004 compared to $149 million in 2003. The $75 million decrease is detailed as follows (in millions):

	Years Ended December 31,		Increase
	2004	2003	(Decrease)
Cash provided by operating activities excluding working capital and other assets and liabilities	$216	$119	$97
Cash provided by (used in) working capital and other assets and liabilities	(142)	30	(172)
Net cash provided by (used in) operating activities	$74	$149	$(75)

Net cash provided by operating activities excluding the effects of working capital was $216 million in 2004 compared to $119 million in 2003. This increase in cash is primarily driven by the termination of the ECSA and higher market prices for power, capacity and ancillary services.

In 2004, working capital changes, which are reflected as changes in operating assets and liabilities, required $142 million in cash compared to providing $30 million of cash in 2003. This increase in working capital requirements is primarily due to unfavorable changes in fuel stock and emissions allowance inventory of $83 million, receivables from affiliate of $52 million, payables to affiliate of $44 million and accounts payable and accrued liabilities of $43 million offset by a favorable change in prepaid rent of $45 million.

Investing activities:   Net cash used in investing activities totaled $36 million in 2004 compared to $44 million in 2003. This was due to a decrease of $8 million in capital expenditures.

Financing activities:   Net cash provided by financing activities had no activity in 2004 compared to $61 million in 2003. This change was primarily due to the termination of the ECSA, which caused a decrease in the capital contribution received pursuant to the ECSA of $55 million. Additionally, capital contributions from Mirant decreased $6 million due to the termination of capital contributions caused by the Mirant Debtors’ bankruptcy proceedings in 2003.

Critical Accounting Policies and Estimates

The accounting policies described below are considered critical to obtaining an understanding of our consolidated financial statements because their application requires significant estimates and judgments by management in preparing our consolidated financial statements. Management’s estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. We believe that the following critical accounting policies and the underlying estimates and judgments involve a higher degree of complexity than others do. We discussed the selection of and application of these accounting policies with our Board of Managers and our independent auditors.

Potential Applicability of Fresh Start Accounting

We may be required, as part of our emergence from bankruptcy protection, to adopt fresh start accounting in a future period. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. In addition if fresh start accounting is required, our financial results after the application of fresh start accounting will be different from historical trends and these differences may be material.

See Note 2 to our consolidated financial statements for further information on our accounting while in bankruptcy.

Accounting for Price Risk Management Activities

See Note 7 to our consolidated financial statements for further information on financial instruments related to price risk management activities.

Our business uses derivatives and other energy contracts to economically hedge our electricity generation assets. We use a variety of derivative contracts, such as futures, swaps and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Most of these activities are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings. The fair value of these contracts is included in price risk management assets and liabilities- affiliate in our consolidated balance sheets. Certain transactions do not meet the definition of a derivative or are considered normal purchases or normal sales and, therefore, qualify for the use of accrual accounting.

The fair value amounts contained within our consolidated financial statements are estimates based largely on the mid-point of quoted market prices. The mid-point may vary significantly from the bid or ask price for some delivery points. If no active market exists, we estimate the fair value of certain derivative contracts using quantitative pricing models. Our modeling techniques include assumptions for market prices, correlation and volatility, such as using the prices of one delivery point to calculate the price of the contract’s delivery point. The degree of complexity of our pricing models increases for longer duration contracts, contracts with multiple pricing features and off-hub delivery points.

The fair value of price risk management assets and liabilities-affiliate in our consolidated balance sheets are also impacted by our assumptions regarding interest rate and counterparty credit risk. The nominal value of the contracts is discounted using a forward interest rate curve based on the London InterBank Offered Rate (“LIBOR”). In addition, the fair value of our derivative contracts is reduced to reflect the estimated risk of default of counterparties on their contractual obligations.

The amounts recorded as revenues-affiliate and as cost of fuel, electricity and other products-affiliate change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivatives that do not qualify for cash flow or fair value hedge accounting under Statement of Financial Accounting Standard (“SFAS”) 133, our financial statements—including gross margin, operating income and balance sheet ratios—are, at times, volatile and subject to fluctuations in value primarily due to changes in energy and fuel prices.

Bankruptcy Claims Assessment

See Note 2 to our consolidated financial statements for further information on our bankruptcy proceedings and liabilities subject to compromise.

Our consolidated financial statements include, as liabilities subject to compromise, our estimated pre-petition liabilities and settlements approved by the Bankruptcy Court prior to December 31, 2004. In addition, we also reflect as liabilities subject to compromise the probable claim amounts relating to liabilities for litigation, accounts payable and accrued liabilities and other liabilities (the “Probable Claims Estimates”). These Probable Claims Estimates require management to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to the Bankruptcy Court’s ruling on the individual claims. These estimates are based on reviews of claimants’ supporting material and assessments by management and outside experts. We expect that our estimates, although based on the best available information, will change, as the claims are resolved in the Bankruptcy Court.

The following table summarizes the claims filed in our Chapter 11 case as of December 31, 2004:

	Total Number of Claims	Total Claims Exposure
		(in millions)
Total claims filed	225	$17,251
Less:
Redundant claims	17	729
Claims with basis for objection	51	16,487
Total claims	157	35
Additional scheduled liabilities		3
Total claims exposure		$38

The amount of the claims, net of redundancies and amounts for which we have identified a basis for objection, totals approximately $35 million, as summarized above. This amount plus approximately $1.2 billion of estimated liabilities for which claims either have not been filed or have been filed with an undetermined amount represents the total estimate of current claims exposure as of December 31, 2004. The $1.2 billion of estimated liabilities is mainly related to our operating leases. Our estimates may be materially different than the amounts ultimately allowed in the Chapter 11 proceedings. The following is a summary of the procedures we performed to calculate the probable claim amount for each type of claim.

Litigation:   We assessed our legal exposures through discussions with legal counsel and analysis of applicable case law and legal precedents. We recorded our best estimate of a loss, or the low end of our range if no estimate was better than another estimate within a range of estimates, when the loss was considered probable. For matters that are not probable and/or estimable, we have recorded no liability. Our estimates do not include amounts related to the PEPCO Back-to-Back Agreement or the Transition Power Agreement. See Note 10 to our consolidated financial statements for further discussion.

Accounts Payable-Affiliate and Nonaffiliate:   For all invoiced claims for services performed but not reflected in our pre-petition accounts payable on our consolidated balance sheets, we recorded a liability subject to compromise equal to the claim amount. For claims related to services that we cannot verify were performed or claims related to alleged damages resulting from our bankruptcy proceedings, we have not recorded any liability.

Other:   Other claims include claims filed across multiple categories such as taxes and employee claims. We recorded our best estimate of the probable allowed claim amount for these claims.

Long-Lived Assets

See Note 5 to our consolidated financial statements for further information on long-lived assets.

We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of an impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset or, in the case of assets we expect to sell, at fair value less costs to sell.

Our evaluations for impairment require us to apply judgment in estimating future energy prices, environmental and other maintenance expenditures and other cash flows. Our estimates of the fair value of the assets require estimating useful lives and selecting a discount rate that reflects the risk inherent in future cash flows.

If actual results are not consistent with our assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional losses that could be material to our results of operations.

Goodwill and Other Intangible Assets

See Note 6 to our consolidated financial statements for further information on goodwill and other intangible assets.

We evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually and periodically if indicators of impairment are present. An impairment occurs when the fair value of a reporting unit is less than its carrying value including goodwill (Step I). For this test our business constitutes a single reporting unit. The amount of the impairment charge, if an impairment exists, is calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value (Step II). We perform our annual assessment of goodwill at October 31 and whenever contrary evidence exists as to the recoverability of goodwill.

The accounting estimates related to determining the fair value of goodwill require management to make assumptions about future revenues, operating costs and forward commodity prices over the life of the assets. Our assumptions about future revenues, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future.

The results of our 2003 analysis indicated that goodwill was impaired and we recorded an impairment charge of $499 million. Our fair value was determined using discounted cash flow techniques and assumptions as to business prospects using the best information available.

The Company performed its annual evaluation for goodwill impairment at October 31, 2004, based on the Company’s 2005 business plan. The annual evaluation of goodwill indicated that there was no impairment in 2004.

The critical assumptions used in our impairment analysis for 2004 and 2003 included the following: assumptions as to the future electricity and fuel prices; future levels of gross domestic product growth; levels of supply and demand; future operating expenditures and capital expenditure requirements; and estimates of our weighted average cost of capital.

The above assumptions were critical to the Company’s determination of the fair value of its goodwill. The combined subjectivity and sensitivity of the assumptions and estimates used in the goodwill impairment analysis could result in a reasonable person concluding differently on those critical assumptions and estimates possibly resulting in an impairment charge being required in 2004 or an impairment charge being required for a greater or lesser amount in 2003.

Litigation

See “Item 3. Legal Proceedings” and Note 10 to our consolidated financial statements for further information related to our legal proceedings.

We are currently involved in certain legal proceedings. We estimate the range of liability through discussions with legal counsel and analysis of applicable case law and legal precedents. We record our best estimate of a loss, or the low end of our range if no estimate is better than another estimate within a range of estimates, when the loss is considered probable. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Factors that Could Affect Future Performance

Our revenues are unpredictable because our facilities operate without long-term power purchase agreements and our revenues and results of operations depend on market and competitive forces that are beyond our control.

We sell capacity, energy and ancillary services from our generating facilities to Mirant Americas Energy Marketing under the Power and Fuel Agreement. The price received from the sales of these products is equal to the price received by Mirant Americas Energy Marketing from selling into competitive power markets. The market for wholesale electric energy and energy services in the PJM market is largely based on prevailing market forces, subject to regulatory caps, and, therefore we are not guaranteed any return on our capital investments through mandated rates. The price for which we can sell our output may fluctuate on a day-to-day basis. However, there are rules regarding such things as price and bid caps that restrict the absolute movement of prices, as would occur in a truly deregulated market. Among the factors that will influence the PJM market prices, all of which are beyond our control, are:

•       the failure of market rules to develop mechanisms that provide for capacity compensation;

•       actions by regulators, ISOs and other bodies that could prevent capacity and energy prices from rising to the level sufficient for full recovery of long run marginal costs of new entrants when supply/demand equilibrium is reached;

•       prevailing market prices for fuel oil, coal, natural gas and emissions;

•       the extent of additional supplies of electric energy and energy services from our current competitors or new market entrants, including the continued expansion of the PJM Interchange Energy Market footprint and development of new generating facilities that may be able to produce electricity less expensively than our generating facilities;

•       the extended operation of nuclear generating plants and other older power plants beyond their presently expected dates of decommissioning;

•       prevailing regulations that affect our markets and govern the ISOs that oversee these markets, including any price limitations and other mechanisms to address some of the volatility or illiquidity in these markets or the physical stability of the system;

•       weather conditions; and

•       changes in the rate of growth in electricity usage as a result of such factors as regional economic conditions and implementation of conservation programs.

In addition, unlike most other commodities, power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, the wholesale power markets are subject to significant price fluctuations over relatively short periods of time and can be unpredictable.

Changes in commodity prices may negatively impact our financial results by increasing the cost of producing power or lowering the price at which we are able to sell our power, and we may be unsuccessful at managing this risk.

Our generation business is subject to changes in power prices and fuel costs, which may impact our financial results and financial position by increasing the cost of producing power and decreasing the amounts we receive from the sale of power. In addition, actual power prices and fuel costs may differ from our expectations.

We engage in price risk management activities related to the sales of electricity and purchases of fuel and we receive income and incur losses from these activities. We may use forward contracts and derivative financial instruments, such as futures contracts and options, to manage market risks and exposure to fluctuating electricity, coal, natural gas and oil prices. We cannot provide assurance that these strategies will be successful in managing our price risks, or that they will not result in net losses to us as a result of future volatility in electricity and fuel markets.

Additionally, we expect to have an open position in the market, within our established guidelines, resulting from the management of our portfolio. To the extent open positions exist, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably. Furthermore, the risk management procedures we have in place may not always be followed or may not always work as planned. As a result of these and other factors, we cannot predict with precision the impact that risk management decisions may have on our businesses, operating results or financial position. Although management devotes a considerable amount of attention to these issues, their outcome is uncertain.

The accounting for our hedging activities may increase the volatility in our quarterly and annual financial results.

We engage in commodity-related marketing and price-risk management activities in order to economically hedge our exposure to market risk with respect to (1) electricity sales from our generation assets, (2) fuel utilized by those assets and (3) emissions allowances. We generally attempt to balance our fixed-price physical and financial purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations, through the use of financial and physical derivative contracts. These derivatives are accounted for in accordance with SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, SFAS No. 138 and SFAS No. 139. SFAS No. 133 requires us to record all derivatives on the balance sheet at fair value with changes in the fair value resulting from fluctuations in the underlying commodity prices immediately recognized in earnings, unless the derivative qualifies for hedge accounting treatment. Whether a derivative qualifies for hedge accounting depends upon its meeting specific criteria used to determine if hedge accounting is and will remain appropriate for the term of the derivative and requires specific hedge documentation. Economic hedges will not necessarily qualify for hedge accounting treatment and we currently do not use hedge accounting. As a result, we are unable to predict the impact that our risk management decisions may have on our operating results or financial position.

Operation of our generating facilities involves risks that could negatively affect our ability to make payments on our obligations, including lease payments to the owner lessors of our leased facilities, which, in turn, could negatively affect the pass through trustee’s ability to make payments due under the certificates.

The operation of our generating facilities involves various operating risks, including:

•       the outputs and efficiency levels at which those generating facilities perform;

•       interruptions in fuel supplies;

•       disruptions in the deliveries of electricity;

•       breakdowns or equipment failures (whether due to age or otherwise) or processes;

•       violations of our permit requirements or revocations of permits;

•       shortages of equipment or spare parts;

•       labor disputes;

•       operator errors;

•       curtailment of operations due to transmission constraints;

•       restrictions on emissions;

•       implementation of unproven technologies in connection with environmental improvements; and

•       catastrophic events such as fires, explosions, floods, earthquakes or other similar occurrences.

A decrease or elimination of revenues generated by our facilities or an increase in the costs of operating such facilities could materially impact our cash flows and results of operations, including cash flows available to us to make payments on our obligations.

We are exposed to the risk of fuel and fuel transportation cost increases and volatility and interruption in fuel supply because our facilities do not have long-term natural gas, coal and oil fuel supply agreements.

Our power generation facilities purchase their fuel requirements under the Power and Fuel Agreement with Mirant Americas Energy Marketing and from third parties. Although we attempt to purchase fuel based on our known fuel requirements, we still face the risks of supply interruptions and fuel price volatility as fuel deliveries may not exactly match energy sales due in part to our need to prepurchase inventories for reliability and dispatch requirements. The price we can obtain for the sale of energy may not rise at the same rate, or may not rise at all, to match a rise in fuel costs. This may have a material adverse effect on our financial performance. The volatility of fuel prices could adversely affect our financial results and operations.

Our future access to capital could be limited, limiting our ability to fund future capital expenditures and other requirements.

We will need to make substantial expenditures in the future to, among other things, maintain the performance of our generating facilities and comply with environmental laws and regulations. Our direct and indirect parent companies are not generally obligated to provide, and may decide not to provide, any funds to us in the future. Our only other source of funding will be internally generated cash flow from our operations and proceeds from the issuance of securities or the incurrence of indebtedness, including working capital indebtedness, in the future. The documents related to our leased facilities limit our ability to issue securities and to incur indebtedness. We may not be successful in obtaining sufficient additional capital in the future to enable us to fund all of our future capital and other requirements.

We are exposed to credit risk from Mirant Americas Energy Marketing and third parties under contracts and in market transactions.

Effective May 1, 2003, pursuant to the Power and Fuel Agreement with Mirant Americas Energy Marketing, the financial performance of our generating facilities is dependent on the continued performance by Mirant Americas Energy Marketing of its obligations under this agreement and, in particular, on its credit. If Mirant Americas Energy Marketing fails to meet its contractual obligations, we may be unable to repay obligations under our lease agreements.

Our operations and activities are subject to extensive environmental regulation and permitting requirements and could be adversely affected by our future inability to comply with environmental laws and requirements or changes in environmental laws and requirements.

Our business is subject to extensive environmental regulation by federal, state and local authorities, which requires continuous compliance with conditions established by our operating permits. To comply with these legal requirements, we must spend significant sums on environmental monitoring, pollution control equipment and emissions allowances. We may also be exposed to compliance risks from plants we have acquired. Although we have budgeted for significant expenditures to comply with these requirements, actual expenditures may be greater than budgeted amounts. If we were to fail to comply with these requirements, we could be subject to civil or criminal liability and the imposition of liens or fines. With the trend toward stricter standards, greater regulation, more extensive permitting requirements and an increase in the number and types of assets operated by us subject to environmental regulation, we expect our environmental expenditures to be substantial in the future. Our business, operations and financial condition could be adversely affected by this trend.

In general, environmental laws, particularly with respect to air emissions, are becoming more stringent, which may require us to install expensive plant upgrades or restrict our operations to meet more stringent standards and in some instances could cause us to shut down operations at a plant. We cannot always predict the level of capital expenditures that will be required due to changing environmental and safety laws and regulations, deteriorating facility conditions and unexpected events (such as natural disasters or terrorist attacks). The unexpected requirement of large capital expenditures could have a material adverse effect on our financial performance and condition.

We may not be able to obtain from time to time desired environmental regulatory approvals. Such approvals could be delayed or subject to onerous conditions. If there is a delay in obtaining any environmental regulatory approvals or if onerous conditions are imposed, the operation of our generating facilities or the sale of electricity to third parties could be prevented or become subject to additional costs.

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

Our business is subject to complex government energy laws and regulations. Changes in these laws by legislatures, or in their administration by state and federal regulatory agencies, may affect the costs of operating our facilities or our ability to operate our facilities. Such cost impacts, in turn, may negatively impact our financial condition and results of operations.

Currently, our facilities are Exempt Wholesale Generators that sell electricity into the wholesale market. Generally, we are subject to regulation by the FERC regarding the terms and conditions of wholesale service and rates, as well as by state agencies regarding physical aspects of the generating facilities. The majority of our generation is sold at market prices under the market based rate authority granted by the FERC. If certain conditions are not met, the FERC has the authority to withhold or rescind market based rate authority and require sales to be made based on cost of service rates. Such cases are typically settled rather than litigated to completion, adding additional uncertainty to the process. A loss of our market based rate authority could have a materially negative impact on our generation business.

Even where market based rate authority has been granted, the FERC frequently imposes various forms of price and operating restrictions where it determines that market power exists and that the public interest requires such market power to be mitigated. These restrictions are frequently administered via bidding and scheduling rules administered by ISOs and RTOs. In the fall of 2004, PJM completed its integration of AEP and DP&L into the PJM RTO, and AEP and DP&L were deemed to be capable of providing capacity to all areas of PJM. This has severely depressed forward pricing for capacity.

Our assets are subject to rules and terms of participation imposed and administered by PJM. While PJM is itself ultimately regulated by the FERC, PJM can impose rules, restrictions and terms of service that are quasi-regulatory in nature and can have a material adverse impact on our business.

To conduct our business, we must obtain licenses, permits and approvals for our plants. These licenses, permits and approvals can be in addition to any environmental permits required. No assurance can be provided that we will be able to obtain and comply with all necessary licenses, permits and approvals for these plants. If we cannot comply with all applicable regulations, our business, results of operations and financial condition could be adversely affected.

We cannot predict whether the federal or state legislatures will adopt legislation relating to the restructuring of the energy industry. There are proposals in many jurisdictions to both advance and to roll back the movement toward competitive markets for supply of electricity, at both the wholesale and retail level. In particular, the 109th United States Congress is considering legislation that could contain provisions that could impair competition in existing or evolving power markets in which we operate, including restrictions on the authority of the FERC under the Federal Power Act. To date, the House of Representatives and the Senate have each passed an energy bill. This has resulted in the formation of a conference committee tasked with reaching consensus on a bill to be returned to each body for approval. However, there are several contentious issues to be walked through including the MBTE Liability Waiver, Energy Tax Incentives and Renewable Portfolio Standards. Hence, it is unclear what form the final version of the bill will take, and if enacted into law the material impact, if any, it will have on our business activities. In addition, any legislation that would lead to an environment dominated by large, vertically integrated utilities and a concentration of ownership of such utilities could impact our ability to compete successfully, and our business and results of operations could suffer. We cannot provide assurance that the introductions of new laws, or other future regulatory developments, will not have a material adverse impact on our business, operations or financial condition.

Changes in technology may significantly impact our generation business by making our power plants less competitive.

A basic premise of our generation business is that generating power at central plants achieves economies of scale and produces electricity at a low price. There are other technologies that can produce electricity, most notably fuel cells, microturbines, windmills and photovoltaic solar cells. It is possible that advances in technology will reduce the cost of alternative methods of electricity production to levels that are equal to or below that of most central station electric production, which could have a material impact on our results of operations.

Terrorist attacks, future war or risk of war may adversely impact our results of operations, our ability to raise capital or our future growth.

As power generators, we face above-average risk of an act of terrorism, either a direct act against one of our generating facilities or an inability to operate as a result of systemic damage resulting from an act against the transmission and distribution infrastructure that we use to transport our power. If such an attack were to occur, our business, financial condition and results of operations could be materially adversely impacted. In addition, such an attack could impact our ability to service our indebtedness, our ability to raise capital and our future growth opportunities.

Our operations are subject to hazards customary to the power generation industry. We may not have adequate insurance to cover all of these hazards.

Our operations are subject to many hazards associated with the power generation industry, which may expose us to significant liabilities for which we may not have adequate insurance coverage. Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks such as earthquake, flood, lightning, hurricane and wind, hazards such as fire, explosion, collapse and machinery failure are inherent risks in our operations. These hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in our being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury and fines and/or penalties. We maintain an amount of insurance protection that we consider adequate, but we cannot assure that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. A successful claim for which we are not fully insured could hurt our financial results and materially harm our financial condition.

Certain participants in the wholesale power markets are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation assets without relying exclusively on market clearing prices to recover their investments, which may give them a competitive advantage to us.

Certain participants in the wholesale power markets, including many regulated utilities, enjoy a lower cost of capital than most merchant generators and often are able to recover fixed costs through rate base mechanisms, allowing them to build, buy and upgrade generation assets without relying exclusively on market clearing prices to recover their investments. This could impact our ability to compete effectively and could have an adverse impact on the revenues generated by our facilities.

Item 7A.                Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with changes in commodity prices and to credit risks.

Commodity Price Risk

In connection with our power generating business, we enter into a variety of short and long-term agreements with Mirant Americas Energy Marketing and third parties to acquire the fuel for generating electricity. A portion of our fuel is also purchased in the spot market. The electricity we produce is sold to Mirant Americas Energy Marketing under the Power and Fuel Agreement at market prices. As a result, our financial performance varies depending on changes in the prices of these commodities.

The financial performance of our power generating business is influenced by the difference between the cost of converting source fuel, such as natural gas or coal, into electricity, and the revenue we receive from the sale of that electricity. The difference between the cost of a specific fuel used to generate one MWh of electricity and the market value of the electricity generated is commonly referred to as a “spark spread”. Absent the impact of our asset management activities, the operating margins that we realize are equal to the difference between the spark spread and the cost of operating the plants that produce the electricity sold.

Spark spreads are dependent on a variety of factors that influence the cost of fuel and the sales price of the electricity generated over the longer-term, including spark spreads of additional plant generating capacity in the PJM region, plant outages, weather and general economic conditions. As a result of these influences, the cost of fuel and electricity prices do not always change by the same magnitude or direction, which results in spark spreads widening or narrowing over time.

From August 1, 2001 to the end of April 2003, all of our energy and capacity was sold at fixed prices under the ECSA. Under our Power and Fuel Agreement with Mirant Americas Energy Marketing, effective May 1, 2003, we sell all of the energy we produce to Mirant Americas Energy Marketing based on market prices. A significant portion of our anticipated fuel requirements are covered by long-term, fixed price contracts. We currently estimate that 90% of our coal and synthetic fuel requirements for 2005, representing the majority of our fuel costs for the year, are covered by long-term fixed price contracts.

Through our asset management activities, we enter into a variety of exchange-traded and over the counter (“OTC”) energy and energy-related derivative contracts, such as forward contracts, futures contracts, option contracts and financial swap agreements to manage our exposure to commodity price risk and changes in spark spreads. These derivatives have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument. Derivative energy contracts required to be reflected at fair value are presented as price risk management assets and liabilities-affiliate in the accompanying consolidated balance sheets. The net changes in their market values are recognized in income in the period of change. The determination of fair value considers various factors, including closing exchange or OTC market price quotations, time value, credit quality, liquidity and volatility factors underlying options and contracts.

The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at December 31, 2004 was approximately five months. The net notional amount, or net short position, of the price risk management assets and liabilities-affiliate at December 31, 2004 was approximately 12 million equivalent MWh.

The fair values of our price risk management liabilities-affiliate, net of credit reserves, as of December 31, 2004 were $58 million for electricity and $3 million for residual fuel and other commodities.

Value at Risk

Effective November 5, 2003, the Risk Management Policy was amended to change or clarify limits related to our asset management activities. There is now no value at risk (“VaR”) limit with respect to our asset management activities, as these activities are only allowable if they reduce the commodity price exposure of our generation assets. We manage the market risks associated with our asset management activities in conjunction with the physical generation assets that they are designed to economically hedge.

We manage the price risk associated with asset management activities through a variety of methods. To ensure that economic hedge positions are risk reducing in nature, we measure the impact of each asset management transaction executed relative to the overall asset position, including previously executed economic hedge transactions, that it is designed to economically hedge. See “Critical Accounting Policies Estimates” for accounting treatment for asset management activities.

Credit and collection risk

We are exposed to credit risk from Mirant Americas Energy Marketing to the extent that Mirant Americas Energy Marketing is unable to collect amounts owed from third parties for the resale of our energy products.

Item 8.                        Financial Statements and Supplementary Data

The information required hereunder is included in this report as set forth in the “Index to Financial Statements” on page F-1.

INDEX TO FINANCIAL STATEMENTS

MIRANT MID-ATLANTIC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

(Debtor-in-Possession)

Report of Independent Registered Public Accounting Firm

The Member
Mirant Mid-Atlantic, LLC:

We have audited the accompanying consolidated balance sheets of Mirant Mid-Atlantic, LLC (a wholly-owned indirect subsidiary of Mirant Corporation) and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, member’s equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mirant Mid-Atlantic, LLC and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a loss of $432 million from operations during 2003, and, as discussed in Note 2 to the consolidated financial statements, filed voluntary petitions, along with Mirant Corporation, the Company’s ultimate parent, and other Mirant Corporation subsidiaries, seeking to reorganize under Chapter 11 of the federal bankruptcy laws. Mirant Corporation incurred losses of $476 million, $3.8 billion and $2.4 billion from operations during 2004, 2003 and 2002, respectively, sold significant assets during 2003 and 2002, and has an accumulated deficit at December 31, 2004 and 2003. All of these conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 2 to the consolidated financial statements, in 2003 the Company adopted the provisions of Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code and as discussed in Note 3 to the consolidated financial statements, in 2003 the Company changed its method of accounting for asset retirement obligations.

KPMG LLP
Atlanta, GA
July 22, 2005

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003	2002
	(in millions)
Operating Revenues:
Affiliate	$881	$714	$784
Nonaffiliate	1	18	31
Total operating revenues	882	732	815
Cost of fuel, electricity, and other products—affiliate	310	257	289
Cost of fuel, electricity, and other products—nonaffiliate	148	123	57
Total cost of fuel, electricity and other products	458	380	346
Gross Margin	424	352	469
Operating Expenses:
Generation facilities rent	103	96	96
Depreciation and amortization	47	45	46
Operations and maintenance—affiliate, including restructuring charges of $3, $4 and $5, respectively	120	92	86
Operations and maintenance—nonaffiliate	66	67	81
Goodwill impairment loss	—	499	—
Total operating expenses	336	799	309
Operating Income (Loss)	88	(447)	160
Other Income (Expense), net:
Interest income—affiliate	—	12	27
Interest income—nonaffiliate	—	1	—
Interest expense—affiliate	(3)	—	(1)
Other, net	3	3	—
Total other income, net	—	16	26
Income (Loss) from Continuing Operations Before Reorganization Items and Income Taxes	88	(431)	186
Reorganization items	(5)	(1)	—
(Benefit) provision for income taxes	(1)	1	1
Income (Loss) from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	94	(431)	185
Cumulative Effect of Change in Accounting Principle	—	(1)	—
Net Income (Loss)	$94	$(432)	$185

The accompanying notes are an integral part of these consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

(Debtor-in-Possession)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$247	$209
Receivables:
Affiliate	26	9
Customer accounts	1	4
Fuel stock and emissions allowances	108	28
Materials and supplies	30	30
Prepaid rent	99	96
Price risk management assets—affiliate	—	14
Other current assets	22	20
Total current assets	533	410
Property, Plant and Equipment, net	1,035	1,040
Noncurrent Assets:
Goodwill, net	799	799
Other intangible assets, net	167	173
Notes receivable from affiliate	223	223
Prepaid rent	197	177
Other noncurrent assets	1	1
Total noncurrent assets	1,387	1,373
Total Assets	$2,955	$2,823
Liabilities and Member’s Equity
Current Liabilities:
Accounts payable and accrued liabilities	$10	$21
Payable to affiliate	13	21
Price risk management liabilities—affiliate	61	—
Total current liabilities	84	42
Noncurrent Liabilities	3	3
Liabilities Subject to Compromise	91	95
Member’s Equity:
Member’s interest	3,210	3,210
Accumulated deficit	(433)	(527)
Total member’s equity	2,777	2,683
Total Liabilities and Member’s Equity	$2,955	$2,823

The accompanying notes are an integral part of these consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

		Capital	Retained
		Contribution	Earnings
	Member’s	Receivable	(Accumulated
	Interest	from Affiliate	Deficit)
	(in millions)
Balance, December 31, 2001	$2,979	$(91)	$32
Net income	—	—	185
Dividends	—	—	(312)
Push down of tax effects of the implementation of SFAS No. 142	(37)	—	—
Capital contributions—cash	39	—	—
Capital contributions—forgiveness of note payable to affiliate	130	—	—
Capital contributions receivable pursuant to ECSA	174	(174)	—
Capital contributions received pursuant to ECSA	—	129	—
Balance, December 31, 2002	3,285	(136)	(95)
Net loss	—	—	(432)
Capital contributions—cash	6	—	—
Capital contribution received pursuant to ECSA	—	55	—
Capital contribution adjustment pursuant to termination of ECSA	(81)	81	—
Balance, December 31, 2003	3,210	—	(527)
Net income	—	—	94
Balance, December 31, 2004	$3,210	$—	$(433)

The accompanying notes are an integral part of these consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

(Debtor-in-Possession)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$94	$(432)	$185
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	47	45	46
Unrealized losses (gains) on price risk management assets and liabilities—affiliate, net	75	6	(24)
Goodwill impairment loss	—	499	—
Cumulative effect of change in accounting principle	—	1	—
Changes in certain assets and liabilities:
Affiliate receivables	(17)	35	15
Customer accounts receivable	3	1	4
Fuel stock and emissions allowances	(80)	3	41
Prepaid rent	(23)	(68)	(74)
Other assets	(2)	(5)	7
Accounts payable and accrued liabilities	(15)	26	(3)
Payable to affiliate	(8)	38	6
Other current liabilities	—	—	1
Total adjustments	(20)	581	19
Net cash provided by operating activities	74	149	204
Cash Flows from Investing Activities:
Capital expenditures	(36)	(44)	(46)
Issuance of notes receivable from affiliate	(33)	—	—
Repayment of notes receivable from affiliate	33	—	29
Net cash used in investing activities	(36)	(44)	(17)
Cash Flows from Financing Activities:
Capital contributions	—	6	39
Payment of dividends	—	—	(312)
Capital contributions received from affiliate pursuant to ECSA	—	55	129
Net cash provided by (used in) financing activities	—	61	(144)
Net Increase in Cash and Cash Equivalents	38	166	43
Cash and Cash Equivalents, beginning of year	209	43	—
Cash and Cash Equivalents, end of year	$247	$209	$43
Supplemental Cash Flow Disclosures:
(Cash refund received) cash paid for income taxes	$(1)	$2	$1
Cash paid for interest	$3	$—	$1
Noncash financing activities:
Capital contribution from forgiveness of note payable to affiliate	$—	$—	$130
Capital contributions receivable from affiliate pursuant to ECSA	$—	$—	$174
Capital contributions adjustment pursuant to termination of ECSA	$—	$(81)	$—

The accompanying notes are an integral part of these consolidated financial statements.

MIRANT MID-ATLANTIC AND SUBSIDIARIES
(Debtor-in-Possession)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004, 2003 and 2002

1.   Background and Description of Business

Mirant Mid-Atlantic, LLC (the “Company” or “Mirant Mid-Atlantic”) was formed as a Delaware limited liability company on July 12, 2000. Mirant Mid-Atlantic is a direct wholly-owned subsidiary of Mirant Americas Generation, LLC (“Mirant Americas Generation”), an indirect wholly-owned subsidiary of Mirant Corporation (“Mirant”). The Company began operations on December 19, 2000 in conjunction with its acquisition of generating facilities and other related assets from Potomac Electric Power Company (“PEPCO”). Mirant previously assigned its rights and obligations under its acquisition agreement to the Company, the Company’s subsidiaries, and certain of the Company’s affiliates.

The Company is an independent power provider that earns revenue primarily by producing and selling electricity. The Company uses derivative financial instruments, such as commodity forwards, futures, options, and swaps to manage its exposure to fluctuations in electric energy and fuel prices. Mirant Mid-Atlantic and its affiliates, Mirant Potomac River, LLC (“Mirant Potomac River”) and Mirant Peaker, LLC (“Mirant Peaker”), own or lease approximately 5,256 megawatts (“MW”) of electric generation capacity in the Washington, D.C. area, all of which the Company operates. These generating facilities serve the PJM Interconnection Market (“PJM”). The PJM independent system operator operates the largest centrally dispatched control area in the United States, which covers all or parts of Pennsylvania, New Jersey, Maryland, Delaware, Virginia, West Virginia, Ohio, Kentucky, Indiana, Michigan, Illinois, Tennessee, and the District of Columbia. Major cities in this territory include Washington, D.C., Baltimore, Wilmington, Newark, Philadelphia, Pittsburgh, Charleston and Chicago.

The Company’s consolidated financial statements include its wholly-owned subsidiaries as follows:

•       Mirant Chalk Point, LLC (“Mirant Chalk Point”);

•       Mirant D.C. O&M, LLC (“Mirant D.C. O&M”);

•       Mirant Piney Point, LLC (“Mirant Piney Point”); and

•       Mirant MD Ash Management, LLC (“Mirant MD Ash Management”).

From August 1, 2001 to April 30, 2003, the Company supplied all of the capacity and energy of its facilities to Mirant Americas Energy Marketing, LP (“Mirant Americas Energy Marketing”) under the terms of the Energy and Capacity Sales Agreement (“ECSA”). Effective May 1, 2003, the Company agreed to cancel the ECSA and sell all of its capacity and energy to Mirant Americas Energy Marketing under a power sales, fuel supply, and services agreement (the “Power and Fuel Agreement”) at market prices. Further details of the ECSA are discussed in Note 4. Mirant Americas Energy Marketing was party to transition power agreements with PEPCO under which PEPCO had an option to purchase energy with respect to PEPCO’s load requirements at fixed rates.

The Company has entered into a number of service agreements with subsidiaries of Mirant related to the sales of its electric power and the procurement of fuel, and labor and administrative services essential to operating its business. These related parties are primarily Mirant, Mirant Americas Energy Marketing and Mirant Services, LLC (“Mirant Services”). The arrangements with these related parties are discussed in Note 4.

2.   Proceedings under Chapter 11 of the Bankruptcy Code

On July 14, 2003 and July 15, 2003 (collectively, the “Petition Date”), the Company and its subsidiaries were among the 74 wholly-owned Mirant subsidiaries in the United States that, along with Mirant (collectively, the “Original Debtors”), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (“Bankruptcy Court”). On August 18, 2003, October 3, 2003 and November 18, 2003, four additional wholly-owned subsidiaries and four affiliates of Mirant commenced Chapter 11 cases under the Bankruptcy Code (together with the Original Debtors, the “Mirant Debtors”). The Chapter 11 cases of the Mirant Debtors are being jointly administered for procedural purposes only under case caption In re Mirant Corporation et al., Case No. 03-46590 (DML).

We, along with the other Mirant Debtors, are operating our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable court orders, as well as other applicable laws and rules. In general, each of the Mirant Debtors, as a debtor-in-possession, is authorized under the Bankruptcy Code to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

The Office of the United States Trustee has established a committee of unsecured creditors for Mirant and a committee of unsecured creditors for Mirant Americas Generation (collectively, the “Creditor Committees”). The Office of the United States Trustee also has established a committee of equity security holders of Mirant (the “Equity Committee” and, collectively with the Creditor Committees, the “Statutory Committees”). Pursuant to an order of the Bankruptcy Court, the Office of the United States Trustee appointed an examiner (the “Examiner”) in these cases to analyze certain potential causes of action and to act as a mediator with respect to certain disputes that may arise among the Mirant Debtors, the Statutory Committees and other parties in interest.

Subject to certain exceptions in the Bankruptcy Code, the Chapter 11 proceedings automatically stayed the initiation or continuation of most actions against the Mirant Debtors, including most actions to collect pre-petition indebtedness or to exercise control over the property of the bankruptcy estates. As a result, absent an order of the Bankruptcy Court, creditors are precluded from collecting pre-petition debts and substantially all pre-petition liabilities are subject to compromise under a plan or plans of reorganization currently being developed by the Mirant Debtors in the bankruptcy proceedings. One exception to this stay of litigation is for an action or proceeding by a governmental agency to enforce its police or regulatory power.

Under the Bankruptcy Code, the Mirant Debtors have the right to assume, assign, or reject certain executory contracts and unexpired leases, subject to the approval of the Bankruptcy Court and satisfaction of certain other conditions. The Mirant Debtors are continuing to evaluate their executory contracts including the Company’s operating leases in order to determine which contracts will be assumed, assigned, recharacterized or rejected.

On August 21, 2003 and September 8, 2003, the Bankruptcy Court entered orders establishing a December 16, 2003 bar date (the ”Bar Date”) for filing proofs of claim against the Mirant Debtors’ estates. As of December 31, 2004, approximately 225 proofs of claim were filed against our Chapter 11 estates. Those claims total approximately $17,251 million. Of this amount, approximately $17,216 million represents claims to which the Mirant Debtors have objected or redundant claims, which are primarily similar claims filed against multiple Mirant Debtors. We have not fully analyzed the validity and enforceability of the remaining $35 million of submitted proofs of claim or whether such claims should ultimately be allowed in the Chapter 11 proceedings. In addition, there is approximately $1.2 billion of estimated liabilities for which claims either have not been filed or have been filed with an undetermined amount primarily related to our operating leases. As such, the amounts of distributions received by claimants under the plan or plans of reorganization may substantially vary from the amounts of the proofs of claim filed against the Chapter 11 estates. There were no claims for which an allowed claim was probable and estimable and exceeded liabilities previously recorded as a liability subject to compromise on our consolidated balance sheet as of December 31, 2004.

In response to a motion filed under section 502(c) of the Bankruptcy Code (the “Estimation Motion”) by the Mirant Debtors, the Bankruptcy Court entered an order establishing procedures for estimating proofs of claim under section 502(c) of the Bankruptcy Code that are binding for all purposes, including voting on, feasibility of and distribution under a Chapter 11 plan for the Mirant Debtors. As a result, the Mirant Debtors filed approximately 60 material claim objections and three notices of intent to contest claims.

Plan of Reorganization

On January 19, 2005, the Mirant Debtors filed a proposed Plan of Reorganization (as amended, the “Plan”) and Disclosure Statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. A First Amended Plan and a First Amended Disclosure Statement were filed on March 25, 2005. The proposed Plan sets forth the proposed structure of the Mirant Debtors at emergence and outlines how the claims of creditors and stockholders are proposed to be treated. If the Disclosure Statement is found by the Bankruptcy Court to contain adequate information, then the Mirant Debtors will solicit votes on the proposed Plan from those creditors, security holders and interest holders who are entitled to vote on the proposed Plan.

Under the proposed Plan a single intermediate holding company will be formed under Mirant Americas Generation, Mirant North America, LLC (“Mirant North America”), that will directly or indirectly own 100% of the equity interests in the operating subsidiaries of Mirant Americas Generation, including Mirant Mid-Atlantic.

The proposed Plan implements and is built around the following key elements:

•       the business of the Mirant Debtors will continue to be operated in substantially its current form, subject to (1) certain internal structural changes that the Mirant Debtors believe will improve operational efficiency, facilitate and optimize their ability to meet financing requirements and accommodate their debt structure as contemplated at emergence and (2) organizing the new parent entity for the Mirant Debtors’ ongoing business operations (“New Mirant”) in a jurisdiction outside the United States;

•       the estates of the Mirant Debtors (excluding Mirant Americas Generation and its debtor subsidiaries) (collectively, the “Consolidated Mirant Debtors”) will be substantively consolidated solely for purposes of voting on the Plan (except as set forth in Section 7.3 of the Plan), confirmation of the Plan and determining the treatment of claims against and equity interests in such Consolidated Mirant Debtors under the proposed Plan;

•       the estates of Mirant Americas Generation and its debtor subsidiaries (collectively, the “Mirant Americas Generation Debtors”) will be substantively consolidated solely for purposes of voting on the Plan (except as set forth in Section 7.3 of the Plan), confirmation of the Plan and determining the treatment of claims against and equity interests in the Mirant Americas Generation Debtors under the proposed Plan;

•       the holders of unsecured claims against the Consolidated Mirant Debtors will receive a pro rata share of 100% of the shares of New Mirant common stock, except for: (1) certain shares to be issued to the holders of certain claims against Mirant Americas Generation Debtors, as described below, and  (2) the shares reserved for issuance pursuant to the New Mirant employee stock programs;

•       the unsecured claims against the Mirant Americas Generation Debtors will be paid in full through (1) the issuance to general unsecured creditors and holders of the Mirant Americas Generation revolving credit facilities and senior notes maturing in 2006 and 2008 of (a) new debt securities of Mirant North America or, at the option of the Mirant Debtors, cash proceeds from third-party financing transactions, in an amount equal to 90% of the full amount owed to such creditors (as determined by the Bankruptcy Court) and (b) common stock in New Mirant having a value equal to 10% of such amount owed; and (2) the reinstatement of Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031;

•       allowed convenience claims (unsecured claims up to $25,000 in amount) shall receive a single cash payment equal to the claim amount;

•       the intercompany claims between and among the Consolidated Mirant Debtors and the Mirant Americas Generation Debtors will be resolved as part of a global settlement under the proposed Plan whereby intercompany claims will not receive a distribution under the proposed Plan;

•       the prospective working capital requirements of Mirant Americas Generation and its subsidiaries are expected to be met with a new senior secured revolving credit facility of Mirant North America in the amount of $750 million to $1 billion and in addition the Mirant Americas Generation consolidated business will have approximately $3.05 billion of debt (as compared to approximately $2.8 billion of debt at the commencement of the Chapter 11 cases) comprised of $1.7 billion of reinstated debt at Mirant Americas Generation and $1.35 billion of new debt incurred by Mirant North America in partial satisfaction of certain existing Mirant Americas Generation debt, which amount does not include the Mirant Mid-Atlantic operating leases related to the Morgantown Station and Dickerson Station;

•       to help support the feasibility of the proposed Plan with respect to the Mirant Americas Generation Debtors, Mirant shall contribute value to Mirant North America, including Mirant’s trading and marketing business (subject to an obligation to return a portion of the embedded cash collateral in the trading and marketing business to Mirant provided that, under certain circumstances, the Mirant Debtors may elect to satisfy this obligation by transferring $250 million to Mirant Americas, Inc (“Mirant Americas”) from Mirant North America), the Mirant Peaker, Mirant Potomac River and Mirant Zeeland, LLC generating facilities and commitments to make prospective capital contributions of $150 million to Mirant Americas Generation (for refinancing) and, under certain circumstances, up to $265 million to Mirant North America (for sulfur dioxide (“SO2”) capital expenditures). Under the proposed Plan, Mirant Peaker and Mirant Potomac River will become subsidiaries of Mirant Mid-Atlantic;

•       the disputes regarding the Mirant Debtors’ ad valorem real property taxes for the Bowline and Lovett facilities will be settled and resolved on terms that permit the feasible operation of these assets, or the Mirant Debtors that own such assets will remain in Chapter 11 until such matters are resolved by settlement or through litigation;

•       the bulk of the contingent liabilities of the Mirant Debtors associated with the California energy crisis and certain related matters are resolved pursuant to a global settlement as discussed in Mirant’s Annual Report on Form 10K;

•       substantially all of the assets of Mirant will be transferred to New Mirant, which will serve as the corporate parent of the Mirant Debtors’ business enterprise on and after the effective date of the proposed Plan; similarly, the Mirant trading and marketing business of Mirant Americas Energy Marketing shall be substantially transferred to Mirant Energy Trading, LLC (a subsidiary of Mirant North America); and

•       the outstanding common stock in Mirant Corporation will be cancelled and the holders thereof will receive any surplus value after creditors are paid in full, plus the right to receive a pro rata share of warrants issued by New Mirant if they vote to accept the proposed Plan.

The Mirant Americas Generation Creditor Committee together with Wells Fargo Bank, National Association and the Ad Hoc Committee of Bondholders of Mirant Americas Generation, have objected to the reinstatement of the Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031 and filed a motion requesting an order determining that these long-term noteholders are impaired under the Plan and thus entitled to vote on the Plan. The Bankruptcy Court issued an opinion on May 24, 2005 denying their motion and finding that the treatment under the Plan of the long-term notes did not impair the holders thereof and, therefore, the holders of the Mirant Americas Generation long-term notes may not vote on the Plan. The Committees have sought leave from the United States District Court for the Northern District of Texas to appeal the Bankruptcy Court’s order, which is not a final order that is appealable as a matter of right.

At present, the proposed Plan has not been approved by any of the Statutory Committees. As such, the Mirant Debtors anticipate that negotiations will continue between the Mirant Debtors and each of the Statutory Committees. Negotiations with the Statutory Committees, whether or not successful, could lead to material changes to certain components of the proposed Plan.

Since April 2005, the Mirant Debtors, the Statutory Committees and representatives of certain other interests have been party to proceedings before the Bankruptcy Court with respect to the valuation of the Mirant Debtors.  Pursuant to a letter dated June 30, 2005, the Bankruptcy Court instructed the Mirant Debtors and their financial advisors, The Blackstone Group, to make certain modifications to the 2005 business plan of the Mirant Debtors and the valuation report prepared by The Blackstone Group.  The Bankruptcy Court indicated that it intends to use the modified business plan and valuation report to generate an enterprise value for the Mirant Debtors which can be used for all purposes for confirmation of a plan of reorganization for the Mirant Debtors.  Absent a settlement among the Mirant Debtors, Statutory Committees and the other parties, the Mirant Debtors do not expect that they and The Blackstone Group will complete the modifications ordered by the Bankruptcy Court before the end of September 2005.

At this time, it is not possible to accurately predict if or when the proposed Plan will be approved by the creditors and security holders and confirmed by the Bankruptcy Court, or if and when some or all of the Mirant Debtors may emerge from Bankruptcy Court protection under Chapter 11.

Accounting for Reorganization

The accompanying consolidated financial statements of Mirant Mid-Atlantic have been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the bankruptcy proceedings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. The Company’s consolidated financial statements do not reflect adjustments that might be required if the Company (or each of the Mirant Debtors) is unable to continue as a going concern.

Reorganization items primarily represent interest income that was recorded in the financial statements as a result of the bankruptcy proceedings. For the years ended December 31, 2004 and 2003, the Company recorded $5 million and $1 million, respectively, in the accompanying consolidated statements of operations.

Liabilities Subject to Compromise

Liabilities subject to compromise include certain liabilities incurred prior to the Petition Date. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent the Company’s estimates of known or potential claims that are likely to be resolved in connection with the bankruptcy proceedings. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejections of executory contracts and unexpired leases, and determinations as to the value of any collateral securing claims, proofs of claim or other events. The fair value of the Company’s assets may be lower than its liabilities. This fact could result in liabilities being settled at less than 100% of their face value and the member’s equity being diluted or eliminated entirely.

Liabilities not subject to compromise include: (1) liabilities incurred after the Petition Date; (2) liabilities incurred prior to the Petition Date that the Company expects to pay in full, even though certain of these amounts may not be paid until a plan of reorganization is approved; (3) liabilities related to pre-petition contracts that have not been rejected; and (4) liabilities incurred prior to the Petition Date that have been approved for payment by the Bankruptcy Court and that the Company expects to pay (in advance of a plan of reorganization) in the ordinary course of business.

The classification of liabilities not subject to compromise versus liabilities subject to compromise is based on currently available information and analysis. As the bankruptcy cases proceed and additional information and analysis is completed or, as the Bankruptcy Court rules on relevant matters, the classification of amounts between these two categories may change. The amounts of any such changes could be significant. Under the proposed Plan, intercompany claims will be resolved pursuant to a global settlement whereby intercompany claims will not receive a distribution.

The amounts subject to compromise at December 31, 2004 and 2003, consisted of the following items (in millions):

	2004	2003
Items, absent the bankruptcy filings, that would have been considered current at December 31,
Accounts payable and accrued liabilities—affiliate	$49	$47
Accounts payable and accrued liabilities—nonaffiliate	41	45
Items, absent the bankruptcy filings, that would have been considered noncurrent at December 31,
Other noncurrent liabilities	1	3
Total	$91	$95

3.   Accounting and Reporting Policies

Basis of Presentation

The accompanying consolidated financial statements of Mirant Mid-Atlantic and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The financial statements include the accounts of Mirant Mid-Atlantic and its wholly-owned subsidiaries and have been prepared from records maintained by Mirant Mid-Atlantic and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year financial statement presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company’s significant estimates include: determining the fair value of certain derivative contracts; estimating liabilities resulting from the bankruptcy, including the effects of bankruptcy claims and rejected contracts; estimating future cash flows and fair values in recording impairments of long-lived assets, goodwill and indefinite-lived intangible assets; estimating the expected return on plan assets; and estimating losses to be recorded for contingent liabilities.

New Accounting Standard

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51 (“FIN 46R”). FIN 46R addresses the consolidation by business enterprises of variable interest entities (“VIEs”), as defined in FIN 46R. FIN 46R expands existing accounting guidance regarding when a company should consolidate in its financial statements the assets, liabilities and activities of another entity. The consolidation requirements applied immediately to Special Purpose Entities in 2003 and to all other VIEs no later than the end of the first reporting period ending after March 15, 2004. At December 31, 2004, the Company determined that the provisions of FIN 46R did not have any impact on its consolidated results of operations, cash flows or financial position as the Company does not have any interests in any VIE.

New Accounting Standard Not Yet Adopted

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”(“FIN 47”). The interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 is effective for the fiscal years ending after December 15, 2005. The Company will adopt the provisions of FIN 47 on the earlier of its emergence from bankruptcy or the effective date. The Company has not yet determined the impact, if any, of FIN 47 on its financial statements.

Cumulative Effect of Changes in Accounting Principle

The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003, relating to costs associated with legal obligations to retire tangible, long-lived assets, referred to as asset retirement obligations. Asset retirement obligations are recorded at fair value in the period in which they are incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its fair value and the capitalized costs are depreciated over the useful life of the related asset. The cumulative effect of the change in accounting principle related to the adoption of this accounting standard resulted in the Company recording a $1 million charge, net of taxes, in the consolidated statements of operations in 2003. If this accounting standard were required to be followed in periods prior to January 1, 2003, the effect on the Company’s consolidated financial statements would have been insignificant.

Cash and Cash Equivalents

Mirant Mid-Atlantic considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Fuel Stock and Materials and Supplies

Fuel stock and materials and supplies are recorded at the lower of cost or market. Cost is computed on an average cost basis. Fuel stock is removed from the inventory account as it is used in the production of electricity. Materials and supplies are removed from the inventory account when they are used for repairs, maintenance or capital projects.

Emissions Allowances

Purchased emissions allowances are recorded at the lower of cost or market. Cost is computed on an average cost basis. Purchased emissions allowances for SO2 and nitrogen oxide (“NOx”) are removed from the inventory account and charged to cost of fuel, electricity and other products-affiliate in the accompanying consolidated statements of operations as they are utilized against emissions volumes that exceed the allowances granted to the Company by the Environmental Protection Agency (“EPA”).

Emissions allowances granted by the EPA related to generation facilities acquired by the Company are recorded at fair value at the acquisition date and are included in property, plant and equipment. These emissions allowances are depreciated on a straight line basis over the estimated useful life of the respective generation facility, which range from 8 to 40 years, and are charged to depreciation and amortization expense in the accompanying consolidated statements of operations.

Emissions allowances granted by the EPA related to generation facilities leased by the Company are recorded at fair value at the commencement of the lease in other intangible assets. These emissions allowances are amortized on a straight-line basis over the term of the lease, and are charged to depreciation and amortization expense in the accompanying consolidated statements of operations.

Derivative Financial Instruments

A majority of the Company’s derivative financial instruments are recorded in the accompanying consolidated balance sheets at fair value, as either price risk management assets—affiliate or price risk management liabilities—affiliate, with changes in fair value recognized currently in earnings as required by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Electricity sales and fuel supply derivative financial instruments that qualify as normal purchases and normal sales transactions pursuant to SFAS No. 133 are exempt from fair value accounting treatment and are accounted for on the accrual method of accounting. Although all of the Company’s derivative financial instruments manage the price risk related to fuel purchases and electricity sales, none of the Company’s derivative financial instruments qualify for hedge accounting pursuant to SFAS No. 133 as these derivative financial instruments are not designated as hedges or the changes in fair value of these derivative instruments do not adequately correlate to changes in fair value or the cash flows of the item being hedged. Changes in the fair value of these derivative financial instruments are recognized currently in earnings as unrealized gains or losses. These unrealized gains and losses as well as settlements of amounts receivable or payable under all derivative financial instruments utilized to manage the price risk of energy sold or fuel purchased are recorded as an adjustment of operating revenue—affiliate, or cost of fuel, electricity and other products—affiliate, as applicable, in the accompanying consolidated statements of operations.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, which includes materials, labor and associated payroll-related and overhead costs and the cost of financing construction. The cost of routine maintenance and repairs, such as inspections and corrosion removal and the replacement of minor items of property are charged to expense as incurred. Certain expenditures incurred during a major maintenance outage of a generating plant are capitalized, including the replacement of major component parts and labor and overhead incurred to install the parts. Depreciation of the recorded cost of depreciable property, plant and equipment is recognized on a straight-line basis over the estimated useful life of the asset. Upon the retirement or sale of property, plant and equipment the cost of such assets and the related accumulated depreciation are removed from the consolidated balance sheet. No gain or loss is recognized for ordinary retirements in the normal course of business since the depreciation rates used by the Company take into account the effect of interim retirements.

Goodwill and Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination that are determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. An impairment occurs when the fair value of a reporting unit is less than its carrying value including goodwill. The Company has determined that its operations constitute a single reporting unit. The amount of the impairment charge, if an impairment exists, is calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value. The Company is required to test goodwill each year at October 31 and whenever contrary evidence exists as to the recoverability of goodwill. The fair value of the reporting unit is calculated using discounted cash flow techniques and assumptions as to business prospects using the best information available.

Intangible assets, excluding emissions allowances, with definite useful lives are amortized on a straight-line basis over their respective useful lives ranging up to 40 years to their estimated residual values. The costs of certain rights acquired, such as operating permits, are included in property, plant and equipment in the consolidated balance sheets as they are considered an integral part of the tangible assets.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated discounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Fair Value of Financial Instruments

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements. At December 31, 2004 and 2003, financial instruments recorded at contractual amounts that approximate market or fair value include cash and cash equivalents, receivables from affiliate, excluding pre-petition amounts discussed below, and customer accounts, accounts payable and accrued liabilities, and payables to affiliate. The market values of such items are not materially sensitive to shifts in market interest rates because of the short term to maturity of these instruments. As of December 31, 2004, the Company’s receivables from affiliate include $8 million of pre-petition amounts for which the fair value is not readily determinable because of their intercompany nature and the status of the bankruptcy cases. As of December 31, 2004, the Company’s long-term notes receivables from affiliate had a carrying value of $223 million. The fair value of Mirant Mid-Atlantic’s long-term notes receivable from affiliate is not readily determinable because of their intercompany nature and the status of the bankruptcy cases. Under the proposed Plan, the pre-petition receivables from affiliate and the long-term notes receivables from affiliate will be resolved pursuant to a global settlement whereby intercompany claims will not receive any distribution.

Revenue Recognition

The Company recognizes affiliate revenue when electric power is delivered, capacity is made available or ancillary services are provided to an affiliate pursuant to contractual commitments that specify volume, price and delivery requirements, and collection of such revenue is probable. The Company recognizes nonaffiliate revenue when ancillary services have been performed and collection of such revenue is probable.

Rent Expense

Rent expense related to the Company’s operating leases is recognized on a straight-line basis over the terms of the leases. Rent expense for generation facilities is reported separately as generation facilities rent expense in the accompanying consolidated statements of operations. Payments made under the terms of the lease agreement in excess of the amount of lease expense recognized are recorded as prepaid rent in the accompanying consolidated balance sheets. Prepaid rent attributable to periods beyond one year is included in noncurrent assets.

Income Taxes

The Company was formed as an LLC on July 12, 2000, and was treated as a partnership for income tax purposes. The Company’s members were solely liable for the federal and state taxes resulting from the Company’s operations. In October 2002, the Company was converted to a branch for income tax purposes. As a result, Mirant Americas has sole direct liability for the majority of the federal and state income taxes resulting from the Company’s operations. Those state taxes for which the Company is liable have been included in the accompanying consolidated statements of operations.

4.   Related Party Arrangements and Transactions

Power Sales Agreement with Mirant Americas Energy Marketing

From August 1, 2001 to April 30, 2003, the Company supplied all of the capacity and energy of its facilities to Mirant Americas Energy Marketing under the terms of the ECSA. Mirant Americas Energy Marketing exercised its option to purchase 100% of the output of the Company’s facilities through December 31, 2003 and had the option to purchase up to 100% (in increments of 25%) of the output of the Company’s facilities for the period from January 1, 2004 to June 30, 2004, extendable through December 31, 2004. The Company subsequently agreed to terminate the ECSA effective May 1, 2003 and sell all of its capacity and energy to Mirant Americas Energy Marketing under the Power and Fuel Agreement at market prices through December 31, 2003, renewable annually thereafter. The Power and Fuel Agreement for 2003 expired on December 31, 2003. A new Power Sale, Fuel Supply and Services Agreement was negotiated for 2004 but not executed. The parties operated under the unexecuted 2004 Power and Fuel Agreement and all of the Company’s capacity and energy was sold to Mirant Americas Energy Marketing under the Power and Fuel Agreement in 2004. Amounts due to Mirant Americas Energy Marketing for fuel purchases and due from Mirant Americas Energy Marketing for power sales are recorded as a net accounts payable—affiliate or accounts receivable—affiliate in the accompanying consolidated balance sheets because of the Company’s legal right to offset such amounts.

The Company’s affiliated companies, Mirant Peaker and Mirant Potomac River, also entered into fixed rate power purchase agreements with Mirant Americas Energy Marketing in August 2001 on the same terms and effective over the same period as the ECSA outlined above. Mirant Potomac River and Mirant Peaker also subsequently terminated their ECSAs effective May 1, 2003 and have also entered into new power sales, fuel supply and services agreements on the same terms and for the same period as the Company’s Power and Fuel Agreement with Mirant Americas Energy Marketing. As discussed in this Note under “Capital Contribution Agreement with Mirant”, the excess cash available from the operations of these affiliated companies is paid as a dividend to Mirant, which in turn makes a capital contribution to the Company for the same amount.

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

At inception of the ECSA, the aggregate value to the Company, Mirant Peaker and Mirant Potomac River attributable to the favorable pricing variance was approximately $167 million. The amount related specifically to the Company’s owned or leased facilities of $120 million was accounted for as both an addition to member’s interest and an offsetting capital contribution receivable pursuant to the ECSA in the Company’s consolidated financial statements. At inception, the Company had assumed that in 2002 Mirant Americas Energy Marketing would elect to take the contracted minimum 75% of the capacity and output of the Company’s facilities and that in 2003 and 2004 Mirant Americas Energy Marketing would not elect to purchase output from the Company’s facilities, since the contract provided for no minimum commitment for these years.

In January 2002, Mirant Americas Energy Marketing exercised its option to increase its committed capacity to 100% of the total output of the Company’s facilities for 2002. Therefore, the Company recorded an additional equity contribution of $53 million in 2002 to reflect the favorable pricing terms related to the additional 25% capacity and energy that Mirant Americas Energy Marketing committed to take in 2002. This adjustment amount was based on estimated market rates in the PJM. This adjustment is also reflected as both an addition to member’s interest and an offsetting capital contribution receivable pursuant to the ECSA.

In November 2002, Mirant Americas Energy Marketing exercised its option to purchase 100% of the output of the Company’s facilities for 2003. Accordingly, an adjustment of $121 million to member’s equity and an offsetting capital contribution receivable pursuant to the ECSA was recorded in 2002 to reflect the favorable pricing terms of this agreement. This adjustment amount was also based on estimated market rates in the PJM as adjusted upwards by approximately 9% for management’s consideration of the value available to a purchaser of the Company’s capacity and energy, incremental to the quoted spot market prices. This incremental value is comprised mainly of the option available to Mirant Americas Energy Marketing to extend its commitment to 2004, the capabilities associated with load management and with power and fuel trading and the value of fixed transmission rights.

The contractual amounts payable under the ECSA in excess of the amount of affiliate revenue recognized due to the favorable pricing terms of the ECSA were $39 million and $139 million in the years ended December 31, 2003 and 2002, respectively. These amounts were generally received in the month following the month the related affiliate revenue was recognized and were recorded as a reduction in the capital contribution receivable pursuant to the ECSA when received. During the years ended December 31, 2003 and 2002, Mirant Mid-Atlantic received $55 million and $129 million, respectively, which were applied as a reduction to the capital contribution receivable pursuant to the ECSA. At December 31, 2002, the capital contribution receivable pursuant to the ECSA was $136 million, of which $15 million represents amounts received subsequent to December 31, 2002 related to the affiliate revenue recognized prior to that date and $121 million relates to the favorable pricing variance for 2003.

The favorable pricing variance accounted for as a capital contribution receivable from affiliate was not adjusted for subsequent changes in energy prices. As a result, amounts recognized as affiliate revenue under the ECSA did not necessarily reflect market prices at the time the energy was delivered. Amounts based on current market prices exceeded amounts recognized as affiliate revenue for capacity and energy delivered under the ECSA by approximately $94 million for the four months ended April 30, 2003. Amounts recognized as affiliate revenue for capacity and energy delivered under the ECSA exceeded the amounts based on current market prices by approximately $179 million for the year ended December 31, 2002.

Effective May 1, 2003, the Company agreed to terminate the ECSA and sell all of its capacity and energy under the Power and Fuel Agreement to Mirant Americas Energy Marketing at market prices. As a result, a reduction of $81 million to member’s interest and an offsetting reduction in the capital contribution receivable from affiliate pursuant to the ECSA were recorded to reflect the termination of the ECSA. Under the Power and Fuel Agreements for 2004 and 2003, Mirant Americas Energy Marketing resells the Company’s energy products in the PJM spot and forward markets and to other third parties. The Company is paid the amount received by Mirant Americas Energy Marketing for such capacity and energy. The Company is exposed to credit risk from Mirant Americas Energy Marketing to the extent that Mirant Americas Energy Marketing is unable to collect amounts owed from third parties for the resale of the Company’s energy products. Thus, the Company is exposed to market price and credit risks that it was not previously subject to under the ECSA.

Mirant Americas Energy Marketing was party to transition power agreements with PEPCO. The first agreement expired in June 2004 and the second expired January 2005. Under these agreements, PEPCO had an option to purchase energy with respect to PEPCO’s load requirements at fixed rates. Since the expiration of the transition power agreements, the Company has been economically hedging its capacity and energy, through physical bilateral transactions as well as economic financial hedges with Mirant Americas Energy Marketing.  In addition, the Company enters into structured transactions with Mirant Americas Energy Marketing who has similar transactions with entities serving load in the greater Washington, D.C. area. By entering into structured transactions, the Company looks to extract value for its generation facilities that is over the mid-point of the market for such transactions. The contracted terms for these transactions extend into 2007.

Services and Administration Arrangements

The Company and its subsidiaries utilize the services of Mirant, Mirant Americas Energy Marketing and Mirant Services. The significant arrangements with these affiliated companies are described below. The following table summarizes the amounts incurred under the arrangements that are recorded in the accompanying consolidated statements of operations in operations and maintenance—affiliates (in millions):

	2004	2003	2002
Management, personnel and services agreement	$61	$67	$69
Services agreements	25	6	6
Administration arrangement	34	19	11
Total	$120	$92	$86

Management, Personnel and Services Agreement with Mirant Services

Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services’ direct costs of providing such services.

The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying consolidated statements of operations for the years ended December 31, 2004, 2003 and 2002 as follows (in millions):

	2004	2003	2002
Cost of fuel, electricity and other products—affiliate	$6	$5	$5
Operations and Maintenance—affiliate	61	67	69
Total	$67	$72	$74

Services Agreements with Mirant Americas Energy Marketing

The Company receives services from Mirant Americas Energy Marketing which include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. Amounts due to Mirant Americas Energy Marketing and due from Mirant Americas Energy Marketing under the Service Agreements are recorded as a net accounts payable—affiliate or accounts receivable—affiliate because of the Company’s legal right of offset. During the period of the ECSA, these services were provided under separate services and risk management agreements. Since May 1, 2003, these services have been provided under the Power and Fuel Agreements for 2004 and 2003. Beginning January 1, 2004, Mirant changed its allocation methodology related to its energy marketing overhead expenses. Under the new methodology, substantially all energy marketing costs are now allocated to Mirant’s operating subsidiaries. During the years ended December 31, 2004, 2003 and 2002, the Company incurred approximately $25 million, $6 million and $6 million, respectively, in costs under these agreements. These costs are included in operations and maintenance—affiliate in the accompanying consolidated statements of operations.

Effective July 1, 2002, the Company and Mirant Americas Energy Marketing amended the services and risk management agreement with Mirant Americas Energy Marketing with regard to the provision of the residual fuel oil requirements at the Company’s Chalk Point facility. The revised agreement is an all-requirements contract with pricing based on the daily Platts New York Harbor mean index for residual fuel oil plus a delivery charge. Pursuant to the revised agreement, Mirant Americas Energy Marketing also manages the fuel oil storage associated with these facilities. In connection with this agreement, the Company sold fuel oil inventory at its book value of approximately $15 million to Mirant Americas Energy Marketing in 2002.

Administration Arrangements with Mirant Services

Prior to May 2002, similar administrative services were charged by Mirant Services and Mirant Mid-Atlantic Services (“Mirant Mid-Atlantic Services”) to the Company based on incremental costs directly attributable to the Company as part of the management, personnel and services agreement described above.

Beginning in May 2002, Mirant Services implemented a fixed administration charge to various subsidiaries of Mirant, including the Company, which serves to reimburse Mirant Services for various indirect administrative services performed on the subsidiaries’ behalf, including information technology services, regulatory support, consulting, legal and accounting and financial services. The fixed charge was approximately $1.4 million per month through December 31, 2002. The agreement was automatically extended through December 31, 2003 and the fixed charge was increased to $1.6 million per month. Beginning January 1, 2004, Mirant changed its allocation methodology related to the allocation of its corporate overhead expenses. Under the new methodology, substantially all of Mirant’s corporate overhead costs are now allocated to Mirant’s operating subsidiaries.

For the years ended December 31, 2004, 2003 and 2002, the Company incurred approximately $34 million, $19 million and $11 million, respectively, in costs under these arrangements, which are included in operations and maintenance—affiliate in the accompanying consolidated statements of operations.

Restructuring Charges

In 2002, Mirant adopted a restructuring plan in response to constrained access to capital markets that resulted from Moody’s December 2001 downgrade of Mirant’s credit rating, the Enron bankruptcy, and other changes in market conditions. This plan was designed to restructure operations by exiting certain business operations, canceling and suspending planned power plant developments, closing business development offices and severing employees. During the years ended December 31, 2004, 2003 and 2002, the Company recorded restructuring charges of $3 million, $4 million and $5 million, respectively, for severance costs and other charges, which are included in operations and maintenance—affiliate in the accompanying consolidated statements of operations. The severance costs and other employee termination-related charges associated with the restructuring at Mirant Mid-Atlantic locations were paid by Mirant Services and billed to Mirant Mid-Atlantic.

Notes Receivable from Affiliate

Mirant Peaker and Mirant Potomac River borrowed funds in December 2000 from the Company to finance in part their respective acquisitions of generation facilities. At December 31, 2004 and 2003, unsecured noncurrent notes receivable from affiliate consisted of the following (in millions):

Borrower	Principal	Interest Rate	Maturity
Mirant Potomac River	$152	10%	12/30/2028
Mirant Peaker	71	10%	12/30/2028
Total noncurrent notes receivable from affiliate	$223

Principal is due on maturity with interest due semiannually, in arrears, on June 30 and December 30. Any amount not paid when due bears interest thereafter at 12% per annum. Mirant Potomac River and Mirant Peaker may prepay up to $5 million and $3 million per year, respectively. Interest earned by Mirant Mid-Atlantic from Mirant Potomac River and Mirant Peaker was $12 million and $23 million for the years ended December 31, 2003 and 2002, respectively. The Company has not recorded any interest income on these notes since the Petition Date. Interest earned would have been $23 million for each of the years ended December 31, 2004 and 2003 if not for the bankruptcy proceeding. Under the proposed Plan, the equity interests of Mirant Potomac River and Mirant Peaker will be contributed to the Company, effectively eliminating the respective notes receivables.

Under the Facility Lease Agreements, it is a lease event of default if Mirant Peaker and Mirant Potomac River fail to make payments under the respective notes in favor of the Company. However, the Chapter 11 proceedings automatically stay the initiations or continuation of actions to exercise control over the property of the Debtors.

During 2004, Mirant Americas Energy Marketing borrowed $33 million from the Company under Mirant’s cash management program in order to meet its working capital needs. Mirant Americas Energy Marketing repaid the $33 million to the Company in 2004. The interest rate was calculated based on the daily money market interest rates. The Company recognized a nominal amount of interest income on the borrowed funds for the year ended December 31, 2004.

During 2002, Mirant Americas Generation made non-cash capital contributions to the Company of $130 million of unsecured notes payable.

Capital Contribution Agreement with Mirant

The purchases of the Potomac River generating facility and the Chalk Point combustion turbines by Mirant Potomac River and Mirant Peaker, respectively, which are both wholly-owned subsidiaries of Mirant, were funded by a capital contribution from Mirant and loans from the Company as evidenced by notes. Under a capital contribution agreement, Mirant Potomac River and Mirant Peaker are to make distributions to Mirant at least once per quarter, if funds are available, in amounts equal to all cash available after taking into account projected cash requirements, including mandatory debt service, prepayments permitted under the Mirant Potomac River and the Mirant Peaker notes, and maintenance reserves, as reasonably determined by Mirant. Mirant is to contribute or cause these amounts to be contributed to the Company. For the years ended December 31, 2003 and 2002, total capital contributions received by the Company under this agreement totaled $6 million and $39 million, respectively. Subsequent to the Petition Date, none of the Mirant Debtors, including the Company, have made any capital contributions or paid any dividends.

Under the capital contribution agreement with Mirant, no amendment to the capital contribution agreement that would adversely effect the holders of the lessor notes shall be effective without the consent of the indenture trustee and no amendment that would adversely effect the owner lessors shall be effective without the consent of the owner lessors. Further, under the Facility Lease Agreements, it is a lease event of default if Mirant fails to make payments under the capital contribution agreement. However, the Chapter 11 proceedings automatically stay the initiation or continuation of actions to exercise control over the property of the Mirant Debtors.

Mirant Guarantees

Mirant entered into a pre-petition letter of credit and guarantee on behalf of the Company to provide for the rent payment reserve required in connection with our lease obligations in the event that we are unable to pay our lease payment obligations. At December 31, 2004 the balance of the pre-petition letter of credit and guarantee were each approximately $61 million. In the event of a draw on such letters of credit, Mirant would be obligated to repay the amounts drawn.

Purchased Emissions Allowances from Mirant Americas Energy Marketing

The Company purchases emissions allowances from Mirant Americas Energy Marketing at Mirant Americas Energy Marketing’s original cost to purchase the emissions allowances. Where allowances have been purchased by Mirant Americas Energy Marketing from a Mirant affiliate, the price paid by Mirant Americas Energy Marketing is determined by market indices. For the years ended December 31, 2004, 2003 and 2002, the Company purchased $128 million, $33 million and $32 million, respectively, of emissions allowances from Mirant Americas Energy Marketing. Emissions allowances purchased from Mirant Americas Energy Marketing that were utilized in the years ended December 31, 2004, 2003 and 2002 were $55 million, $37 million and $25 million, respectively, and are recorded in cost of fuel, electricity and other products—affiliate in the accompanying consolidated statements of operations. As of December 31, 2004 and 2003, the Company had emissions allowances purchased from Mirant Americas Energy Marketing of $73 million and $0, respectively, which are recorded in fuel stock and emissions allowances in the accompanying consolidated balance sheets.

Fuel Oil Sales to Mirant Peaker

During the years ended December 31, 2004, 2003 and 2002, the Company sold $16 million, $12 million and $1 million, respectively, of fuel oil inventory from its Chalk Point facility to Mirant Peaker which approximated book value.

5.   Property, Plant and Equipment

Property, plant and equipment consisted of the following at December 31, 2004 and 2003 (in millions):

	2004	2003
Production	$1,116	$1,105
Oil pipeline	26	26
Land	12	12
Other	3	3
Less accumulated depreciation	(156)	(115)
Total	1,001	1,031
Construction work in progress	34	9
Property, plant and equipment, net	$1,035	$1,040

Depreciation of the recorded cost of depreciable property, plant and equipment is recognized on a straight-line basis over the estimated useful lives of the assets, which range from 5 to 42 years. The Company received emissions allowances in the acquisition of the PEPCO assets for both SO2 and NOx emissions and the right to future allowances. The acquired allowances related to owned facilities are included in production assets above, and are depreciated over the average life of the related assets, which range from 8 to 40 years.

The Company evaluates its long-lived assets (property, plant and equipment) for impairment whenever events or changes in circumstances indicate that the Company may not be able to recover the carrying amount of the asset. As a result of two credit rating downgrades, public opposition to Mirant’s and Mirant Americas Generation’s restructuring proposals, material unfavorable variances to its prior business plans through the second quarter of 2003 and a lawsuit filed against its restructuring proposal by Mirant Americas Generation bondholders, the Company assessed its long-lived assets for impairment at June 30, 2003. The results of the analysis indicated no impairments of its property, plant and equipment existed at June 30, 2003. At December 31, 2003, an additional impairment analysis was prepared incorporating the most recent assumptions as to future operations and opportunities in connection with Mirant’s and the Company’s 2004 10-year business plans. The results of the analysis indicated no impairments of the Company’s property, plant or equipment or definite-lived intangible assets existed at December 31, 2003. For the year ended December 31, 2004, there were no events or changes in circumstances indicating that the Company may not be able to recover the carrying values of its long-lived assets.

For purposes of testing for impairment losses, the Company grouped long-lived assets and definite-lived intangible assets at the lowest level at which separate cash flows can be identified, which generally was determined to be the individual generating assets or several generating assets operated as a group. The long-lived assets evaluated for impairment consist of property, plant and equipment, construction work in progress, development rights, acquired emissions allowances and other definite-lived intangible assets.

6.   Goodwill and Other Intangible Assets

Goodwill

Upon the adoption of SFAS No. 142, Goodwill and Intangible Assets, the Company discontinued amortization of goodwill effective January 1, 2002. The Company evaluates goodwill and indefinite-lived intangible assets for impairment at least annually and periodically if indicators of impairment are present. An impairment occurs when the fair value of a reporting unit is less than its carrying value including goodwill (Step I). For this test, the Company has determined that its operations constitute a single reporting unit. The amount of the impairment charge, if an impairment exists, is calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value (Step II). This test is required each year at October 31 and whenever contrary evidence exists as to the recoverability of goodwill.

The accounting estimates related to determining the fair value of goodwill require management to make assumptions about future revenues, operating costs, and forward commodity prices over the life of the assets. Assumptions about future revenues, costs, and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future.

As a result of two credit rating downgrades, opposition to Mirant’s and Mirant Americas Generation’s restructuring proposals, material unfavorable variances to its prior business plan through the second quarter 2003 and a lawsuit filed against its restructuring proposal by Mirant Americas Generation bondholders, the Company assessed goodwill for impairment at June 30, 2003. Additionally, the Company considered the Mirant Debtors and the Company’s bankruptcy proceedings on July 14, 2003, as events that confirmed the Company’s conclusion that a significant adverse change in Mirant’s and the Company’s business climate had occurred and was continuing.

In performing the Company’s impairment analysis, the fair value of the Company was determined using discounted cash flow techniques and assumptions as to business prospects using the best information available. The results of the Company’s analysis indicated that goodwill was impaired and the Company recorded an impairment charge of $499 million for the year ended December 31, 2003.

The Company performed its annual evaluation for goodwill impairment at October 31, 2004, based on the Company’s 2005 business plan. The annual evaluation of goodwill indicated that there was no impairment in 2004.

The critical assumptions used in the Company’s impairment analysis for 2004 and 2003 included: assumptions as to the future electricity and fuel prices; future levels of gross domestic product growth; levels of supply and demand; future operating expenditures and capital expenditures; and estimates of the Company’s weighted average cost of capital.

The above assumptions were critical to the Company’s determination of the fair value of its goodwill. The combined subjectivity and sensitivity of the assumptions and estimates used in the goodwill impairment analysis could result in a reasonable person concluding differently on those critical assumptions and estimates, possibly resulting in an impairment charge being required in 2004 or an impairment charge being required for a greater or lesser amount in 2003.

Following is a summary of the changes in goodwill for the years ended December 31, 2004 and 2003 (in millions):

2003:
Goodwill, beginning of year	$1,298
Impairment of goodwill	(499)
Goodwill, end of year	$799
2004:
Goodwill, beginning of year	$799
Impairment of goodwill	—
Goodwill, end of year	$799

Other Intangible Assets

Following is a summary of other intangible assets as of December 31, 2004 and 2003 (in millions):

	Weighted	December 31, 2004		December 31, 2003
	Average Amortization Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Development rights	40 years	$47	$(6)	$47	$(4)
Acquired emissions allowances	32 years	131	(15)	131	(12)
Other intangibles	30 years	12	(2)	12	(1)
Total other intangible assets		$190	$(23)	$190	$(17)

All of Mirant Mid-Atlantic’s other intangible assets are subject to amortization and are being amortized on a straight-line basis over their estimated useful lives, ranging from 23 to 40 years. Amortization expense for the years ended December 31, 2004, 2003 and 2002 was approximately $6 million, $5 million and $6 million, respectively. Assuming no future acquisitions, dispositions or impairments of other intangible assets, amortization expense is estimated to be approximately $5 million for each of the following five years.

Development rights represent the right to expand capacity at certain acquired generation facilities. The existing infrastructure, including storage facilities, transmission interconnections and fuel delivery systems, and contractual rights acquired by the Company provide the opportunity to expand or repower certain generation facilities. This ability to expand or repower is estimated to be at significant cost savings compared to greenfield construction.

The Company acquired emissions allowances related to leased facilities in the acquisition of the PEPCO assets for both SO2 and NOx emissions and the right to future allowances.

7.   Derivative Financial Instruments

Price Risk Management Activities

The Company enters into commodity forward physical transactions as well as derivative financial instruments with Mirant Americas Energy Marketing to manage the Company’s market risk and exposure to market prices for electricity and natural gas, oil and other fuels utilized by the Company’s generation facilities under an affiliate agreement discussed in Note 4. Mirant Americas Energy Marketing normally enters into an offsetting third-party derivative contract. The physical transactions include forward contracts for physical sales and purchases of electricity and natural gas. The derivative financial instruments primarily include forwards, futures, options and swaps, and may include instruments whose underlying commodity is highly correlated to the electricity produced or to the fuels utilized by the Company’s generation facilities, although the underlying fuel commodity itself is not a component fuel used to produce electricity.

Power sales agreements, such as the ECSA, the Power and Fuel Agreement, and other contracts that are used to mitigate exposure to commodity prices but which either do not meet the definition of a derivative or are excluded under certain exceptions under SFAS No.133 are accounted for on the accrual basis of accounting and are not included in price risk management assets-affiliate or price risk management liabilities-affiliate in the accompanying consolidated balance sheets.

As discussed in Note 3, a majority of the Company’s derivative financial instruments are recorded in the accompanying consolidated balance sheets at fair value under the netting provisions of the Power and Fuel Agreement with Mirant Americas Energy Marketing. All realized and unrealized gains or losses associated with these derivative financial instruments have been recognized in earnings in the period incurred.

At December 31, 2004, the Company’s derivative financial instruments represent price risk management liabilities-affiliate of $61 million and have terms extending through 2006. The net notional amount, or net short position, of the Company’s derivative financial instruments was approximately 12 million equivalent megawatt-hours (“MWh”).

The fair values of Mirant Mid-Atlantic’s price risk management liabilities—affiliate as of December 31, 2004 are included in the following table (in millions):

Current
Liabilities
Electricity	$58
Residual fuel and other commodities	3
Total	$61

8.   Income Taxes

Details of the income tax (benefit) provision for the years ended December 31, 2004, 2003 and 2002 are as follows (in millions):

	2004	2003	2002
Income tax (benefit) provision:
Current state (benefit) provision	$(1)	$1	$1
(Benefit) provision for income taxes	$(1)	$1	$1

A reconciliation of the Company’s federal statutory income tax (benefit) provision to the effective income tax provision for the years ended December 31, 2004, 2003 and 2002 is as follows (in millions):

	2004	2003	2002
U.S. federal statutory income tax provision (benefit)	$32	$(151)	$65
LLC income not subject to federal taxation	(32)	(24)	(65)
State and local income taxes	(1)	1	1
Impact of non-deductible goodwill impairment and other, net	—	175	—
Tax (benefit) provision	$(1)	$1	$1

The Company has no deferred tax assets or liabilities at December 31, 2004 and 2003.

Pro Forma Income Tax Disclosures

With the exception of the state taxes reflected above, the Company is not subject to U.S. income taxes. In connection with the transfer of all its membership interests to Mirant Americas Generation, the Company’s immediate parent, in October 2002, the Company became a single member limited liability corporation for income tax purposes. As such, the Company is treated as though it was a branch or division of Mirant Americas Generation’s parent, Mirant Americas, for income tax purposes, and not as a separate taxpayer. Mirant Americas is directly responsible for income taxes related to the Company’s operations. The following reflects a pro forma disclosure of the income tax provision that would be reported if the Company were to be allocated income taxes attributable to its operations. Pro forma income tax (benefit) expense attributable to income before tax would consist of the following for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002
Current provision:
Federal	$40	$42	$90
State	8	10	21
Deferred (benefit) provision:
Federal	(10)	(20)	183
State	(2)	(4)	40
Total income tax provision	$36	$28	$334

The following table presents the pro forma reconciliation of the Company’s federal statutory income tax provision (benefit) to the effective income tax provision for the years ended December 31, 2004, 2003 and 2002 (in millions):

	2004	2003	2002
U.S. federal statutory income tax provision (benefit)	$32	$(151)	$65
State and local income tax provision, net of federal income taxes	4	4	9
Conversion to a single member LLC	—	—	260
Impact of non-deductible goodwill impairment and other, net	—	175	—
Tax provision	$36	$28	$334

The tax effects of temporary differences that give rise to significant portions of the pro forma deferred tax assets and liabilities would be as follows at December 31, 2004 and 2003 (in millions):

	2004	2003
Deferred tax liabilities:
Property and intangible assets	$(184)	$(168)
Other, net	(44)	(12)
Total	(228)	(180)
Deferred tax assets:
Price risk management assets and liabilities-affiliate	34	4
Other, net	40	10
Net deferred tax liabilities	$(154)	$(166)

9.   Debtor-in-Possession Financing

On November 5, 2003, certain of the Mirant Debtors (the “ DIP Borrowers”) (including the Company and its subsidiaries) entered into a two-year debtor-in-possession credit facility (the “DIP Facility”) providing for borrowings or the issuance of letters of credit in an amount not to exceed the lesser of

$500 million or the then existing “borrowing base.” The borrowing base is the aggregate value assigned to specified power generation assets of the DIP Borrowers that serve as collateral for the DIP Facility. However, upon the occurrence of certain triggering events, including the sale of borrowing base assets or an event that has a material adverse effect on the business, operations or value of a power generation facility, the borrowing base may be revalued or reserves against the borrowing base may be imposed, thus lowering the borrowing base amount. The borrowing base as of December 31, 2004 was $724 million. The borrowing base decreased $48 million in January 2005 and will decrease another $37 million following the sale of certain Mirant assets. The orders entered by the Bankruptcy Court approving the DIP Facility permit up to $300 million of borrowings, which amount may be increased to $500 million upon written approval of each of the Statutory Committees or further order of the Bankruptcy Court. The DIP Facility also contains an option, exercisable by Mirant or Mirant Americas Generation, to remove Mirant Americas Generation and its subsidiaries as borrowers and obligors under the DIP Facility and reduce the DIP Facility commitment to a maximum of $200 million of borrowings. Borrowings under the DIP Facility are secured by substantially all of the assets of the DIP Borrowers including the assets of the Company’s “designated subsidiaries”—Mirant Peaker, Mirant Potomac River and Mirant Chalk Point.

Pursuant to the DIP Facility, the DIP Borrowers are subject to a number of affirmative and restrictive covenants, reporting requirements, and, subject to usage, financial covenants. The Mirant Debtors and the Company were in compliance with the DIP Facility covenants, or had received affirmative waivers of compliance where compliance was not attained, as of December 31, 2004. Additionally, the Company is subject to maximum intercompany borrowing limits under the order approving the DIP Facility of $200 million.

10.   Commitments and Contingencies

Commitments

Operating Leases

In conjunction with its acquisition of certain assets from PEPCO, the Company has leased the Morgantown and the Dickerson baseload units and associated property for terms of 33.75 and 28.5 years respectively. The Company has an option to renew the leases for a period that would cover up to 75% of the economic useful life of the facilities, as measured from the beginning of the original lease term through the end of the proposed renewal lease term. The Company is accounting for these leases as operating leases. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $103 million for the year ended December 31, 2004 and $96 million for each of the years ended December 31, 2003 and 2002 and are recorded as generation facilities rent expense in the accompanying consolidated statements of operations. Because of the variability in the scheduled payment amounts over the lease term, the Company records rental expense for these leases on a straight-line basis. As of December 31, 2004 and 2003, the Company paid approximately $285 million and $260 million, respectively, of actual operating lease payments in accordance with the lease agreements in excess of rent expense recognized, and reported these amounts as prepaid rent in the accompanying consolidated balance sheets. In addition to the regularly scheduled rent payments, the Company paid an additional $11 million and $13 million as of December 31, 2004 and 2003, respectively, as required by the lease agreements. Of the $11 million payment made in 2004, $8 million is included in the long-term prepaid rent balance and the remaining $3 million is included in the current portion of the prepaid rent balance in the accompanying consolidated balance sheets.

As of December 31, 2004, the total notional minimum lease payments for the remaining term of the leases aggregated approximately $2.5 billion and the aggregate termination value for the leases was approximately $1.4 billion and generally decreases over time. The Company leases the Morgantown and the Dickerson baseload units from third party owner lessors that purchased the baseload units from

PEPCO. These owner lessors each own the undivided interests in these baseload generating facilities. The subsidiaries of the institutional investors who hold the membership interests in the owner lessors are called owner participants. Equity funding by the owner participants plus transaction expenses paid by the owner participants totaled $299 million. The issuance and sale of pass through certificates raised the remaining $1.2 billion needed for the owner lessors to acquire the undivided interests.

The pass through certificates are not direct obligations of the Company. Each pass through certificate represents a fractional undivided interest in one of three pass through trusts formed pursuant to three separate pass through trust agreements between the Company and State Street Bank and Trust Company of Connecticut, National Association, as pass through trustee. The property of the pass through trusts consists of lessor notes. The lessor notes issued by an owner lessor are secured by that owner lessor’s undivided interest in the lease facilities and its rights under the related lease and other financing documents.

The operative documents relating to the leveraged lease contain certain covenants that restrict the Company and its “designated subsidiaries”—which term includes Mirant Chalk Point, Mirant Peaker and Mirant Potomac River—including the following:

Restricted payments.   The Company cannot make any of the following restricted payments:

•  distributions in respect of equity interests in the Company (in cash, property, securities or obligations other than additional equity interests of the same type);

•  payments or distributions on account of payments of interest, set apart money for a sinking or analogous fund for, or purchase or redeem any portion of, any equity interest in the Company or of any warrants, options or other rights to acquire any such equity interest (or make payments to any person such as phantom stock payments, where the amount of the payment is calculated with reference to its fair market or equity value); or

•  payments on or with respect to, the purchase, redemption, defeasance or other acquisition or retirement for value of any subordinated indebtedness;

unless, at the time of the restricted payment, each of the following conditions is satisfied:

•       The Company’s fixed charge coverage ratio for the most recently ended period of four full fiscal quarters equals at least:

(1)          1.7 to 1.0; or

(2)          1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0, or 1.2 to 1.0 if, as of the last day of the most recently completed fiscal quarter, the Company and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade ratings criteria) covering, in the aggregate, at least 25%, 50%, 75%, or 100%, respectively, of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

•       The projected fixed charge coverage ratio (determined on a pro forma basis after giving effect to any such dividend) for each of the two following periods of four fiscal quarters commencing with the fiscal quarter in which the restricted payment is proposed to be made equals at least:

(1)          1.7 to 1.0; or

(2)          1.6 to 1.0, 1.45 to 1.0, 1.3 to 1.0, or 1.2 to 1.0, if, as of the last day of the most recently completed fiscal quarter, the Company and its designated subsidiaries have entered into power sales agreements (meeting certain criteria, including investment grade ratings criteria) covering, in the aggregate, at least 25%, 50%, 75%, or 100%, respectively, of the projected total consolidated operating revenue for the consecutive period of eight full fiscal quarters following that date; and

•       Before and immediately after the making of the distribution, no significant lease default or event of default has occurred and is continuing.

In accordance with the terms of the leases, the Company calculates the projected fixed charge coverage ratio based on projections prepared in good faith based upon assumptions consistent in all material respects with the relevant contracts and agreements, historical operations, and the Company’s good faith projections of future revenue and projections of operating and maintenance expenses in light of then existing or reasonably expected regulatory and market environments in the markets in which the leased facilities or other assets owned by it will be operated.

Additional indebtedness.   Neither the Company nor any of its subsidiaries (including any designated subsidiary) can incur or assume any indebtedness, except (1) the Company and any subsidiary (including any designated subsidiary) can incur:

•  any indebtedness, if, after incurring such indebtedness, no lease default or lease event of default has occurred and both S&P and Moody’s confirm the ratings of the pass through certificates prior to incurring the indebtedness. However, if either rating is below investment grade, the indebtedness cannot be incurred unless the fixed charge coverage ratio for the previous four quarters and the projected fixed charge coverage ratios for the following eight fiscal quarters are each at least 2.5 to 1.0;

•  any letters of credit, surety bonds or guarantees issued in the ordinary course of business;

•  any indebtedness secured by a pre-existing lien on any assets acquired by the Company or a designated subsidiary, so long as the indebtedness has recourse only to those assets;

•  any intercompany loans;

•  any indebtedness incurred to finance capital expenditures made to comply with law or to finance required improvements to either of the leased facilities covered by the leveraged lease; or

•  any indebtedness incurred by the Company and its subsidiaries (including any designated subsidiary) in an aggregate principal amount not to exceed $100 million (and with respect to any individual designated subsidiary, in an aggregate principal amount not to exceed $50 million).

and (2) the Company and any subsidiary other than a designated subsidiary can incur:

•  any indebtedness incurred to refinance indebtedness secured by a pre-existing lien on acquired assets;

•  any indebtedness guaranteed by a parent of the Company that has a credit rating of BBB/Baa2 or higher;

•  any working capital indebtedness;

•  any interest rate hedging transactions entered into in the ordinary course of business; or

•  any subordinated indebtedness.

Merger and consolidation.   Neither the Company nor any of its designated subsidiaries can consolidate or merge with or into any other entity or sell or otherwise transfer all or substantially all of its properties or assets to any person or entity except, among other conditions, that the resulting entity or transferee of assets is organized under the laws of the United States or any state, assumes the obligations of the Company or the designated subsidiary and has a credit rating of BBB-/Baa3 after the merger or transfer.

Sale of assets.   The Company cannot sell any of its assets other than certain limited permitted asset sales including sales of assets that do not exceed, in the aggregate, fifteen percent (15%) of the consolidated book value of the Company and its designated subsidiaries.

Liens.   The Company cannot, and cannot permit any of our designated subsidiaries to, create, incur, assume or otherwise suffer to exist any liens on its interest under a facility lease, other than certain limited permitted encumbrances.

Assignment and sublease.   Without the consent of other parties to the operative documents, the Company cannot assign or sublease its interest under a facility lease unless certain requirements are met including the requirement that the assignee or its guarantor has a credit rating of at least BBB/Baa2.

The lease payment obligations of the Company are senior unsecured obligations and rank equally in right of payment with all of its other existing and future senior unsecured obligations. Under the terms of the lease, the Company is responsible for the payment of rent to the indenture trustee, which in turn makes payments of principal and interest to the pass through trust and any remaining balance to the owner lessors for the benefit of the owner participants. The lease obligations of the Company are not obligations of its indirect parent, Mirant, or any of its other affiliates. However, Mirant has arranged letters of credit to provide for the rent payment reserve required in connection with this lease transaction in the event that the Company is unable to pay its lease payment obligations.

Significant disputes have arisen between the Mirant Debtors, on the one hand, and the owner lessors and the indenture trustee for the Company’s leveraged leases, on the other hand, regarding, among other things, whether or not the leveraged lease transactions constitute a “lease” (or “leases”) within the meaning of section 365 of the Bankruptcy Code, or instead evidence a financing arrangement. In April 2005, the Bankruptcy Court dismissed the case, ruling that based upon the current posture of the Chapter 11 cases, a determination on the merits was not presently warranted. In its ruling, the Bankruptcy Court reserved the right to reconsider the merits in the event that facts and circumstances changed in a manner such that further consideration would be warranted.

At this time, the Mirant Debtors maintain that the leases are not true leases for bankruptcy purposes. However, based on the Bankruptcy Court’s comments in its April 2005 ruling, the Mirant Debtors may determine to modify their proposed Plan (and related Disclosure Statement) to propose that the leases be assumed conditioned upon certain provisions in the leases—including the limitations on restricted payments and the restrictions on the incurrence of indebtedness and liens—being determined to be unenforceable and certain alleged defaults determined as not requiring “cure’’ as a condition to assumption. In order to assume leases, a debtor-lessee must obtain bankruptcy court approval and, subject to certain exceptions set forth in the Bankruptcy Code, must cure any existing defaults under the applicable leases (unless such defaults are duly waived). It would be the Mirant Debtors’ objective that assumption would be approved at or before confirmation of the Plan, and that as part of the assumption or confirmation order, Mirant Mid-Atlantic would be relieved of the obligation to cure certain defaults and of the obligation to perform certain covenants. If it is not feasible for Mirant Mid-Atlantic to assume the leases because relief from certain defaults and/or covenants is not available, the two remaining alternatives are rejection and revisiting the issue of recharacterization. In the latter circumstance, if the Bankruptcy Court recharacterizes the leases as indebtedness, Mirant Mid-Atlantic may be required to re-evaluate the accounting for the leases. If, on the other hand, recharacterization is not sought or is not available, and/or Mirant Mid-Atlantic cannot or does not assume the leases, then the leases will be rejected. In that event, the owner lessors would be entitled to a return of the leased assets and would have a claim for damages, if any, arising from such rejection, subject to the limitation on allowed claims under section 502(b)(6) of the Bankruptcy Code applicable to leases of real property. Any claims arising on account of rejection would be subject to compromise in Mirant Mid-Atlantic’s Chapter 11 case. The impact of any these events would be reflected in Mirant Mid-Atlantic’s consolidated financial statements if and when the events occur.

As a result of the Company’s bankruptcy filing, a lease event of default has occurred under the leases. The leases provide that, upon a lease event of default, the owner lessors’ remedies include (1) terminating the leases and repossessing the leased assets, (2) selling their interests in the leased assets, (3) demanding payment by the Company of the excess, if any, of the termination value over the fair market sales value of the leased assets or the discounted fair market rental value of the leased assets and (4) demanding payment of the termination value mitigated by a sale of the leased assets for the account of the Company. The termination value for the leases approximated $1.4 billion at December 31, 2004 and generally decreases over time. The ability of the owner lessors to exercise their remedies under the leases is currently stayed as a result of the Company’s Chapter 11 filing.

The Company has additional commitments under operating leases with various terms and expiration dates. Expenses associated with these additional operating leases totaled approximately $4 million for the year ended December 31, 2004 and $3 million for the years ended December 31, 2003 and 2002. The aggregate minimum lease payments for the remaining life of these leases as of December 31, 2004 was approximately $24 million. Minimum lease payments under non-cancelable operating leases will approximate $3 million in 2005, $2 million in 2006, $1 million in 2007, 2008 and 2009, and $16 million thereafter.

Fuel Purchase Commitments

In April 2002, the Company entered into a long-term synthetic fuel purchase agreement. The fuel supplier converts coal feedstock received at the Company’s Morgantown facility into a synthetic fuel. Under the terms of the agreement, the Company is required to purchase a minimum of 2.4 million tons of synthetic fuel per annum through December 2007. Minimum purchase commitments became effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility in July 2002. The purchase price of the synthetic fuel varies with the delivered cost of the coal feedstock. Expenses associated with this agreement totaled approximately $141 million, $115 million and $51 million for years ended December 31, 2004, 2003 and 2002, respectively, and are recorded in cost of fuel, electricity, and other products—nonaffiliate on the accompanying consolidated statements of operations. Based on current coal prices, it is expected that as of December 31, 2004, total estimated minimum commitments under this agreement were $320 million. In July 2002, the Company sold its coal inventory at the Morgantown facility to the synthetic fuel supplier for approximately $10 million, which approximated its book value.

Additionally, the Company has approximately $463 million in purchase commitments-affiliate related to an arrangement between Mirant Americas Energy Marketing and the synthetic fuel supplier whereby the synthetic fuel supplier is required to purchase coal directly from the coal supplier. Mirant Americas Energy Marketing’s minimum coal purchase commitments, and thereby the Company’s commitments, are reduced to the extent that the synthetic fuel supplier purchases coal under this arrangement. During the first quarter of 2005, the Company recognized a gain of $12 million due to a cash settlement in lieu of receiving certain volumes of coal from the coal supplier as a result of rail car transportation scheduling issues which resulted in lower cost of fuel-affiliate.

Other Purchase Commitments

Other purchase commitments represent open purchase orders less invoices received or accrued related to open purchase orders for general procurement and services purchased in the ordinary course of business. These include construction, maintenance and labor activities at our generation facilities and approximate $33 million as of December 31, 2004.

The Company has the following annual amounts committed for fuel purchase commitments, operating lease commitments and other purchase commitments (in millions):

	Synthetic-Fuel Purchase Commitments	Operating Lease Commitments	Coal Purchase Commitments to Affiliate	Other Purchase Commitments
Fiscal year ended:
2005	$99	$111	$224	$33
2006	113	108	135	—
2007	108	113	104	—
2008	—	122	—	—
2009	—	143	—	—
Thereafter	—	1,886	—	—
Total minimum payments	$320	$2,483	$463	$33

The Company is in the process of evaluating all of its executory contracts in order to determine which contracts will be assumed, assigned, recharacterized or rejected. The Company expects to assume or reject each contract as part of the existing process with the Bankruptcy Court or in its plan of reorganization.

Litigation

The Company is involved in a number of significant legal proceedings. Some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and therefore has not made any material provision for such matters unless specifically noted below. Pursuant to SFAS No. 5, Accounting for Contingencies, management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Effect of Chapter 11 Proceedings

On the Petition Date, August 18, 2003, October 3, 2003, and November 18, 2003, the Mirant Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Mirant Debtors. One exception to this stay of litigation is for an action or proceeding by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the bankruptcy proceedings and, to the extent not resolved, will need to be addressed in the Plan. On November 19, 2003, the Bankruptcy Court entered an order staying most litigation pending against current or former officers, directors and managers of the Mirant Debtors arising out of the performance of their duties and against certain potential indemnitees of the Mirant Debtors. The Bankruptcy Court took that action to avoid the risk that the continuation of such litigation would impede the Mirant Debtors’ ability to reorganize or would have a negative impact upon the assets of the Mirant Debtors. At this time, it is not possible to predict the outcome of the Chapter 11 proceedings or their effect on the business of the Mirant Debtors or outstanding legal proceedings. The Mirant Debtors intend to resolve as many of these claims as possible through the claims resolution process in the bankruptcy proceeding or the Plan.

Environmental Matters

EPA Information Request.   In January 2001, the EPA issued a request for information to Mirant concerning the air permitting and air emissions control implications under the EPA’s new source review regulations promulgated under the Clean Air Act (“NSR”) of past repair and maintenance activities at Mirant Potomac River’s plant in Virginia and the Company’s Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company’s ownership and lease of the plants. Mirant has responded fully to this request. Under the sales agreement with PEPCO for those plants, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company’s acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Mirant entity owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. If such violation is determined to have occurred after the Company acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Mirant entity owning or leasing the plant at issue would also be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition or lease of the plant, the cost of which may be material.

Mirant Potomac River Notice of Violation.   On September 10, 2003, the Virginia Department of Environmental Quality (“Virginia DEQ”) issued a Notice of Violation (“NOV”) to Mirant Potomac River alleging that it violated its Virginia Stationary Source Permit to Operate by emitting NOx in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap is unenforceable and that it can comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, the Company, the Virginia DEQ, the Maryland Department of the Environment, the United States Department of Justice (“DOJ”) and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a consent decree that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The consent decree requires Mirant Potomac River and the Company to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by the Company in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at the Company’s Morgantown Units 1 and 2 in 2007 and 2008, the consent decree does not obligate the entities to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, the Company may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The aggregate amount of the civil penalties to be paid and costs to be incurred by Mirant Potomac River for the supplemental environmental projects is $1.5 million. The consent decree is subject to the approval of the district court and the Bankruptcy Court.

Mirant Potomac River Downwash Study.   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash”

from the plant (1) on ambient concentrations of SO2, nitrogen dioxide (“NO2”), carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable national ambient air quality standards (“NAAQS”) and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes pollutants from an elevated source, such as a smokestack, to be mixed rapidly toward the ground resulting in higher ground level concentrations of pollutants. If the modeling analysis indicates that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order requires Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order. To the extent that the downwash study indicates that emissions from the Potomac River plant exceed either the NAAQS or the Virginia Standards of Performance for Toxic Pollutants, the remedial actions required could include material modifications to the plant or to its operation. The financial and operational implications of any such remedial actions are not known at this time.

City of Alexandria Zoning Action

On December 18, 2004, the City Council for the City of Alexandria, Virginia (the “City Council”) adopted certain zoning ordinance amendments recommended by the City Planning Commission that result in the zoning status of Mirant Potomac River’s generating plant being changed from “noncomplying use” to “nonconforming use subject to abatement.” Under the nonconforming use status, unless Mirant Potomac River applies for and is granted a special use permit for the plant during the seven-year abatement period, the operation of the plant must be terminated within a seven-year period, and no alterations that directly prolong the life of the plant will be permitted during the seven-year period. Typically, the City Council grants special use permits with various conditions and stipulations as to the permitted use.

At its December 18, 2004, meeting, the City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan. Under the terms of the approved action, the revocation of the 1989 SUPs was to take effect 120 days after the City Council revocation, provided, however, that if Mirant Potomac River within such 120-day period filed an application for the necessary special use permits to bring the plant into compliance with the zoning ordinance provisions then in effect, the effective date of the revocation of the 1989 SUPs would be stayed until final decision by the City Council on such applications. The approved action further provides that if such special use permit application is approved by the City Council, revocation of the 1989 SUPs will be dismissed as moot, and if the City Council does not approve the application, the revocation of the 1989 SUPs will become effective and the plant will be considered a nonconforming use subject to abatement. The City of Alexandria and Mirant Potomac River have agreed to a consent order to be entered by the Circuit Court for the City of Alexandria in the suit described in the next paragraph that extends through October 17, 2005 the period within which Mirant Potomac River may file an application for the necessary special use permits.

On January 18, 2005, Mirant Potomac River and Mirant Mid-Atlantic filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint seeks to overturn the actions taken by the City Council on December 18, 2004 changing the zoning status of Mirant Potomac River’s generating plant and approving revocation of the 1989 SUPs, on the grounds that those actions violated federal, state and city laws. The complaint asserts, among other things, that the actions taken by the City Council constituted unlawful spot zoning, were arbitrary and capricious, constituted an unlawful attempt by the City Council to regulate emissions from the plant, and violated Mirant Potomac River’s due process rights. Mirant Potomac River and Mirant Mid-Atlantic request the court to enjoin the City of Alexandria and the City Council from taking any enforcement action against Mirant Potomac River or from requiring it to obtain a special use permit for the continued operation of its generating plant.

Asbestos Cases

As a part of the PEPCO purchase, the Company agreed to indemnify PEPCO for certain liabilities arising in lawsuits filed after December 19, 2000, even if they relate to incidents occurring prior to that date, with certain qualifications. Since the acquisition, PEPCO has notified the Company of more than 100 asbestos cases, distributed among three Maryland jurisdictions (Prince George’s County, Baltimore City and Baltimore County), as to which it claims a right of indemnity. Based on information and relevant circumstances known at this time, the Company does not believe these suits will have a material adverse effect on its financial position, results of operations or cash flows.

PEPCO Litigation

In 2000, Mirant purchased certain power generating assets and certain other assets from PEPCO, including certain power purchase agreements (“PPAs”). Under the terms of the Asset Purchase and Sale Agreement (the “APSA”), Mirant and PEPCO entered into a contractual arrangement (the “Back-to-Back Agreement”) with respect to certain PPAs, including PEPCO’s long-term PPAs with Ohio Edison Company (“Ohio Edison”) and Panda-Brandywine L.P. (“Panda”), under which (1) PEPCO agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements; and (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda and Ohio Edison PPAs run until 2021 and 2005 respectively. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from PEPCO at prices that are significantly higher than existing market prices for power. In the Chapter 11 cases of the Mirant Debtors, PEPCO has asserted that an Assignment and Assumption Agreement dated December 19, 2000 that includes as parties PEPCO, the Company, various subsidiaries of the Company, Mirant Potomac River, and Mirant Americas Energy Marketing, causes the Company and its subsidiaries that are parties to the agreement to be jointly and severally liable to PEPCO for various obligations, including the obligations under the Back-to-Back Agreement. PEPCO also asserts that the Assignment and Assumption Agreement causes the Company and its subsidiaries to be jointly and severally liable for a claim of $105 million filed by PEPCO in the Chapter 11 cases related to modifications agreed to between Mirant Americas Energy Marketing and PEPCO related to the Transition Power Agreements in place between PEPCO and Mirant Americas Energy Marketing through January 2005. The Company is disputing this interpretation of the Assignment and Assumption Agreement in proceedings before the Bankruptcy Court, but the outcome of those proceedings is uncertain. If the Company and its subsidiaries are determined to be jointly and severally liable for the obligations of Mirant and Mirant Americas Energy Marketing to PEPCO under the Assignment and Assumption Agreement, then the claim related to the Transition Power Agreements and the proceedings described below involving the Back-to-Back Agreement could have an adverse effect upon the Company’s financial condition, although such an effect would be mitigated by Mirant and Mirant Americas Energy Marketing also having responsibility for those obligations.

Back-to-Back Agreement Litigation.   On August 28, 2003, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the Back-to-Back Agreement (the “Rejection Motion”), along with an adversary proceeding to enjoin PEPCO and the Federal Energy Regulatory Commission (“FERC”) from taking certain actions against the Mirant Debtors (the “Injunction Litigation”). On October 9, 2003, the United States District Court for the Northern District of Texas entered an order that had the effect of transferring to that court from the Bankruptcy Court the Rejection Motion and the Injunction Litigation. In December 2003, the district court denied the Rejection Motion and, thereafter, dismissed the Injunction Litigation. The district court ruled that the Federal Power Act preempts the Bankruptcy Code and that a bankruptcy court cannot affect a matter within the FERC’s jurisdiction under the Federal Power Act, including the rejection of a wholesale power purchase agreement regulated by the FERC.

The Mirant Debtors appealed the district court’s orders to the United States Court of Appeals for the Fifth Circuit (the “Fifth Circuit”). The Fifth Circuit reversed the district court’s decision, holding that the Bankruptcy Code authorizes a district court (or bankruptcy court) to reject a contract for the sale of electricity that is subject to the FERC’s regulation under the Federal Power Act as part of a bankruptcy proceeding and that the Federal Power Act does not preempt that authority. The Fifth Circuit remanded the proceeding to the district court for further action on that motion. The Fifth Circuit indicated that on remand the district court could consider applying a more rigorous standard than the business judgment standard typically applicable to contract rejection decisions by debtors in bankruptcy, which more rigorous standard would take into account the public interest in the transmission and sale of electricity.

On December 9, 2004, the district court held that the Back-to-Back Agreement was a part of and not severable from, and therefore could not be rejected apart from, the APSA. The district court also noted that if the Fifth Circuit overturned the district court’s ruling with respect to severability, the Back-to-Back Agreement should be rejected only if Mirant can prove that the Back-to-Back Agreement burdens the bankrupt estates; that, after scrutiny and giving significant weight to the comments of the FERC relative to the effect of rejection on the public interest, the equities balance in favor of rejecting the Back-to-Back Agreement; and that rejection of the Back-to-Back Agreement would further the Chapter 11 goal of permitting the successful rehabilitation of the Mirant Debtors. The Mirant Debtors have appealed the district court’s December 9, 2004 decision to the Fifth Circuit and requested that the Fifth Circuit hear this appeal on an expedited basis. On March 8, 2005, the Fifth Circuit denied the Mirant Debtor’s request to have the appeal expedited.

On January 21, 2005, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the APSA, including the Back-to-Back Agreement but not including other agreements entered into between Mirant and its subsidiaries and PEPCO under the terms of the APSA (the “Second Rejection Motion”). On February 10, 2005, PEPCO filed a motion requesting the district court to assert jurisdiction over and rule upon the Second Rejection Motion rather than having the Bankruptcy Court rule on that motion. On March 1, 2005, the district court ruled that it would withdraw the reference to the Bankruptcy Court of the Mirant Debtors’ January 21, 2005 motion seeking to reject the APSA and would itself hear that motion.

Suspension of PEPCO Back-to-Back Payments.   On December 9, 2004, in an effort to halt further out-of-market payments under the Back-to-Back Agreement while awaiting resolution of issues related to the potential rejection of the Back-to-Back Agreement (but prior to notice of entry of the district court’s order of December 9, 2004), Mirant filed a notice in the Bankruptcy Court that Mirant was suspending further payments to PEPCO under the Back-to-Back Agreement absent further order of the court (the “Suspension Notice”). On December 10, 2004, in response to the Suspension Notice, PEPCO filed a motion in the district court seeking a temporary restraining order and injunctive relief to require Mirant to perform under the Back-to-Back Agreement (the “Injunctive Relief Motion”). On December 13, 2004, the district court issued an order referring the Injunctive Relief Motion to the Bankruptcy Court. On December 21, 2004, the Bankruptcy Court issued an order denying the temporary restraining order sought by PEPCO.

On December 14, 2004, PEPCO filed the following additional litigation: (1) a motion seeking relief from the automatic stay provision of Bankruptcy Code section 362(a) to permit PEPCO to terminate performance under the APSA (the “Lift Stay Motion”); (2) a motion to compel the Mirant Debtors to pay, as administrative expenses, payments that had been suspended under the Back-to-Back Agreement (the “Administrative Expense Motion”); and (3) an adversary proceeding seeking to compel the Mirant

Debtors to make payments under the Back-to-Back Agreement (the “PEPCO Lawsuit”). On December 16, 2004, PEPCO filed a motion requesting the district court to withdraw the reference to the Bankruptcy Court with respect to the litigation filed by PEPCO on December 14, 2004, as well as the Injunctive Relief Motion (the “Second Withdrawal Motion”). On January 4, 2005, the district court denied the Second Withdrawal Motion in its entirety.

On January 19, 2005, the Bankruptcy Court entered an order embodying a ruling made orally by the court on January 14, 2005, in which it denied the Lift Stay Motion and the Administrative Expense Motion, but required the Mirant Debtors to pay amounts due under the Back-to-Back Agreement in January 2005 and thereafter until (1) the Mirant Debtors filed a motion to reject the APSA, (2) the Fifth Circuit issued an order reversing the district court’s order of December 9, 2004 denying the motion to reject the Back-to-Back Agreement, or (3) the Mirant Debtors were successful in having the obligations under the Back-to-Back Agreement recharacterized as debt obligations. PEPCO filed an appeal of the Bankruptcy Court’s January 19, 2005 order. On January 21, 2005, the Mirant Debtors filed the Second Rejection Motion.

On March 1, 2005, the district court withdrew the reference to the Bankruptcy Court of the Second Rejection Motion and the Administrative Expense Motion, ordered the Mirant Debtors to pay PEPCO all past-due, unpaid obligations under the Back-to-Back Agreement by March 10, 2005 and dismissed as moot PEPCO’s appeal of the January 19, 2005 order denying the Administrative Expense Motion. The Mirant Debtors on March 4, 2005 filed a motion requesting the district court to reconsider its order of March 1, 2005 or alternatively to stay that order while the Mirant Debtors appeal it to the Fifth Circuit. On March 7, 2005, the district court modified the March 1, 2005 order to require PEPCO to file a response to the Mirant Debtors’ motion for reconsideration by March 14, 2005 and to delay until March 18, 2005, the date by which the Mirant Debtors were to pay past-due, unpaid obligations under the Back-to-Back Agreement.

On March 16, 2005, the Mirant Debtors filed a petition for writ of mandamus with the Fifth Circuit asking it to order the district court to vacate the March 1, 2005 order, as modified, and to reinstate PEPCO’s appeal of the Bankruptcy Court’s order of January 19, 2005 denying the Administrative Expense Motion. The petition asked the Fifth Circuit alternatively to stay the March 1, 2005 order until the Mirant Debtors appeal of that order was resolved. Also on March 16, 2005 the district court further modified its order of March 1, 2005 to clarify that the amounts to be paid by the Mirant Debtors by March 18, 2005 did not include any amounts that became due prior to the filing of the Chapter 11 cases on July 14, 2003. On March 16, 2005, the Mirant Debtors also appealed the district court’s March 1, 2005 order, as modified, to the Fifth Circuit. On March 17, 2005, the Fifth Circuit issued a temporary stay of the March 1, 2005 order, as modified. On April 11, 2005, the Fifth Circuit vacated the temporary stay entered on March 17, 2005, denied the petition for writ of mandamus, and denied the Mirant Debtors’ request for a stay pending appeal. In its order the Fifth Circuit concluded that the Mirant Debtors’ challenges to the district court’s order of March 1, 2005, as modified, could be remedied in their pending appeals and that the Mirant Debtors had not shown they would suffer irreparable harm if the order was not stayed pending appeal. On April 20, 2005, the district court entered an order directing the Mirant Debtors to pay PEPCO all unpaid amounts due under the Back-to-Back Agreement accruing since the Petition Date by April 25, 2005 to the extent they had not already done so, and to continue performance of all obligations under the agreement until further order of the district court. The Mirant Debtors have paid all amounts due under the Back-to-Back Agreement accruing since the Petition Date.

Potential Adjustment Related to Panda Power Purchase Agreement.   At the time of the acquisition of the Mirant Mid-Atlantic assets from PEPCO, Mirant also entered into an agreement with PEPCO that, as subsequently modified, provided that the price paid by Mirant for its December 2000 acquisition of PEPCO assets would be adjusted if by April 8, 2005 a binding court order had been entered finding that the Back-to-Back Agreement violated PEPCO’s power purchase agreement with Panda (the “Panda PPA”) as a prohibited assignment, transfer or delegation of the Panda PPA or because it effected a prohibited delegation or transfer of rights, duties or obligations under the Panda PPA that was not severable from the rest of the Back-to-Back Agreement. Panda initiated legal proceedings in 2000 asserting that the Back-to-Back Agreement violated provisions in the Panda PPA prohibiting PEPCO from assigning the Panda PPA or delegating its duties under the Panda PPA to a third party without Panda’s prior written consent. On June 10, 2003, the Maryland Court of Appeals, Maryland’s highest court, ruled that the assignment of certain rights and delegation of certain duties by PEPCO to Mirant did violate the non-assignment provision of the Panda PPA and was unenforceable. The court, however, left open the issues whether the provisions found to violate the Panda PPA could be severed and the rest of the Back-to-Back Agreement enforced and whether Panda’s refusal to consent to the assignment of the Panda PPA by PEPCO to Mirant was unreasonable and violated the Panda PPA. The Company believes that the June 10, 2003 decision by the Maryland Court of Appeals does not suffice to trigger a purchase price adjustment under the agreement between Mirant and PEPCO. If that court order were found to have triggered the purchase price adjustment, the agreement between Mirant and PEPCO provides that the amount of the adjustment would be negotiated in good faith by the parties or determined by binding arbitration so as to compensate PEPCO for the termination of the benefit of the Back-to-Back Agreement while also holding Mirant economically indifferent from such court order.

PEPCO Avoidance Action.   On July 13, 2005, Mirant and several of its subsidiaries, including Mirant Mid-Atlantic and Mirant Americas Generation, filed a lawsuit against PEPCO before the Bankruptcy Court to avoid and recover fraudulent transfers under 11 U.S.C. §§ 544 and 550 and applicable state law in connection with the acquisition of PEPCO’s assets by Mirant in December 2000 and disallow PEPCO’s proofs of claim. The suit asserts that Mirant did not receive fair value in return for the PEPCO assets and that the acquisition occurred at a time when Mirant was either insolvent or was rendered insolvent as a result of the transaction. The likely outcome of this proceeding cannot now be determined, and the Company cannot estimate what recovery, if any, it may obtain in this action.

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 9.                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.                Controls and Procedures

Inherent Limitations in Control Systems

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all error and all fraud.

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2004. Based upon this assessment, our management concluded that, as of December 31, 2004, the design and operation of these disclosure controls and procedures were effective in timely alerting us to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

Appearing as exhibits to this annual report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

We are a member managed limited liability company. The following table sets forth information with respect to our managers who are not also executive officers as of January 1, 2005.

Name	Age	Position
S. Marce Fuller	45

President, Chief Executive Officer and Director of Mirant Corporation since July 1999. Served as President and Chief Executive Officer of Mirant’s Mirant Americas Energy Marketing subsidiary from September 1997 to July 1999 and Executive Vice President of Mirant from October 1998 to July 1999. She is a director of Curtiss-Wright Corporation and EarthLink, Inc.

M. Michele Burns	47

Executive Vice President, Chief Financial Officer and Chief Restructuring Officer of Mirant Corporation. Elected Executive Vice President and Chief Financial Officer in May 2004 and Chief Restructuring Officer in August 2004. Prior to joining Mirant she was Executive Vice President and Chief Financial Officer of Delta Air Lines, Inc. from August 2000 to May 2004; Senior Vice President—Finance and Treasurer from February 2000 to August 2000; Vice President—Finance and Treasurer from September 1999 to February 2000 and Vice President—Corporate Tax from January 1999 to September 1999.

The following table sets forth information with respect to our executive officers as of January 1, 2005.

Name	Age	Position
Curtis A. Morgan	44

Chief Executive Officer and Manager.
Mr. Morgan is also Executive Vice President and Chief Operating Officer of Mirant Corporation. Elected Executive Vice President, North America effective August 25, 2003 and Executive Vice President and Chief Operating Officer in June 2004. Prior to joining Mirant, he was President, East Region, Reliant Energy Wholesale Group, where he was responsible for Reliant assets and markets in the mid-Western and Eastern United States from September 2000 to July 2003. He was Senior Vice President, Corporate Planning and Development, Reliant Energy from March 1998 to September 2000.

Lisa D. Johnson	38

President
Ms. Johnson is also Vice President of Mirant Corporation and Mirant Americas Generation, LLC. She is responsible for overseeing Mirant’s Mid-Atlantic and Northeast power generation assets. Previously, Ms. Johnson was Vice President, Midwest Business Unit for Mirant Americas from 2001 to 2002; Vice President of External Affairs for Mirant from 2000 to 2001; Assistant to the Chairman and Chief Executive Officer and to the President and Chief Operating Officer of Southern Company from 1999 to 2000; Director of Market Strategy from 1998 to 1999 and Director of West Marketing from 1997 to 1998 for Mirant Americas Energy Marketing; and Business Development Manager for Mirant North America from 1995 to 1997. Prior to joining Mirant, Ms. Johnson held positions in management, engineering and finance with E.I. DuPont de Nemours and O’Brien Energy Systems.

J. William Holden III	44

Senior Vice President, Chief Financial Officer and Treasurer Mr. Holden has also been a Senior Vice President and Treasurer of Mirant since February 2002. Previously, he was Chief Financial Officer for Mirant’s Europe group from 2001 to February 2002; Vice President and Treasurer of Mirant from 1999 to 2001; Vice President, Operations and Business Development for Mirant’s South American region from 1996 to 1999; and Vice President, Business Development for Mirant’s Asia group from 1994 to 1995. He held various positions at Southern Company from 1985 to 1994 including Director of Corporate Finance.

Dan Streek	43

Vice President and Controller
Elected Vice President and Controller effective February 20, 2003. Prior to joining Mirant, he served as Chief Financial Officer of Aquila, Inc., a global energy company, from August 2001 to November 2002; Senior Vice President, Finance of Aquila Merchant Services, Inc. from January 2000 to August 2001 and Vice President and Assistant Controller for Aquila, Inc. from July 1998 to January 2000.

The executive officers of Mirant Mid-Atlantic, LLC were elected to serve until their successors are elected and have qualified or until their removal, resignation, death or disqualification.

Family Relationships

None

Certain Legal Proceedings

On July 14, 2003, Mirant and most of its domestic subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Certain of the Company’s officers are also officers or directors of other subsidiaries that filed for reorganization under Chapter 11. As such, each of the Company’s executive officers has been associated with a corporation that filed a petition under the federal bankruptcy laws within the last five years.

Audit Committee and Audit Committee Financial Expert

We do not have a separately designated standing Audit Committee. Our Board of Managers has not designated an audit committee financial expert. Because Mirant Mid-Atlantic is an indirect wholly-owned subsidiary of Mirant Corporation, the Board of Managers does not have independent members and therefore has not separately designated a member as a financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

We do not have equity securities registered pursuant to Section 12 of the Exchange Act and therefore do not have officers with Section 16 reporting obligations.

Code of Ethics for Senior Financial Officers

The Code of Ethics that applies to Mirant’s senior financial officers also applies to the senior financial officers of Mirant Mid-Atlantic. A copy of the code is posted on Mirant’s website at www.mirant.com and also will be provided, without charge, upon request made in writing to the Corporate Secretary at 1155 Perimeter Center West, Atlanta, GA, 30338. We intend to post any amendments and waivers to the Code of Ethics for senior financial officers on our website.

Shareholder Nominees to Board of Directors

We will not adopt procedures by which shareholders may recommend manager candidates because we are a wholly-owned subsidiary of Mirant Americas Generation.

Item 11.                 Executive Compensation

Our executives and managers are not compensated separately for their service as executive officers and managers of Mirant Mid-Atlantic.

We are a limited liability company that is managed by a sole member, Mirant Americas Generation. All members of Mirant America’s Generation’s Board of Managers are officers of Mirant or its subsidiaries, and they do not receive any additional compensation for their services as managers. Mirant Services, a direct subsidiary of Mirant, directly pays the salaries of our officers listed in Item 10. A portion of those salaries are effectively reimbursed to Mirant by us through an administrative services agreement with Mirant Services. Consequently, we have no compensation committee and no direct employment agreements.

None of our officers have any contracts or agreements in their capacities as officers of Mirant Mid-Atlantic.

All members of our management are eligible to participate in certain employee benefit plans and arrangements sponsored by Mirant for its similarly situated employees. These may include the pension plan, savings plan, long-term incentive compensation plan, annual incentive compensation plan, health and welfare plans and other plans that may be established in the future.

All of our equity is held by our direct parent, Mirant Americas Generation. Therefore, our equity is not publicly traded and there is no basis to compare the price performance of our equity to the price performance of an index or peer group.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

We are a wholly-owned subsidiary of Mirant Americas Generation; therefore, none of our managers or officers holds any equity interests in Mirant Mid-Atlantic.

Item 13.                 Certain Relationships and Related Transactions

Our relationships with affiliates and related transactions are described in Note 4 to our consolidated financial statements.

Item 14.                 Principal Accountant Fees and Services

Not Applicable

Item 15.                 Exhibits and Financial Statements

(a)(1) and (2) Financial Statements.   See “Index to Financial Statements” set forth on page F-1.

(a)(3) Exhibit Index

Exhibit No.	Exhibit Name
2.1*	Joint Chapter 11 Plan of Reorganization for Mirant Corporation and its Affiliated Debtors (Designated on Form 8-K of Mirant Corporation filed January 19, 2005 as Exhibit 2.1).
3.1*	Certificate of Formation of Southern Energy Mid-Atlantic (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 3.1)
3.2*	Limited Liability Company Agreement of Southern Energy Mid-Atlantic LLC, dated as of July 12, 2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 3.2)
3.3*	First Amendment to Limited Liability Company Agreement of Southern Energy Mid-Atlantic, LLC dated as of November 7, 2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 3.3)
3.4*	Second Amendment to Limited Liability Company Agreement of Mirant Mid-Atlantic LLC, dated as of May 15, 2001 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 3.4)
4.1*	Form of 8.625% Series A Pass Through Certificate (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.1)
4.2*	Form of 9.125% Series B Pass Through Certificate (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.2)
4.3*	Form of 10.060% Series C Pass Through Certificate (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.3)
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
10.19(a)*

Power Sale, Fuel Supply and Services Agreement dated as of May 1, 2003 between Mirant Mid-Atlantic, LLC and Mirant Americas Energy Services, LP. (Designated as exhibit 10.23 on Form 10-K filed April 30, 2003).

10.19(b)	Power Sale, Fuel Supply and Services Agreement dated as of January 1, 2004 between Mirant Americas Energy Marketing, LP and Mirant Mid-Atlantic, LLC (unexecuted)
10.20(a)*

Power Sale, Fuel Supply and Services Agreement dated as of May 1, 2003 between Mirant Chalk Point, LLC and Mirant Americas Energy Services, LP. (Designated as exhibit 10.24 on Form 10-K filed April 30, 2003).

10.20(b)	Power Sale, Fuel Supply and Services Agreement dated as of January 1, 2004 between Mirant Americas Energy Marketing, LP and Mirant Chalk Point, LLC (unexecuted)
10.21(a)*

Power Sale, Fuel Supply and Services Agreement dated as of May 1, 2003 between Mirant Peaker, LLC and Mirant Americas Energy Services, LP. (Designated as exhibit 10.25 on Form 10-K filed April 30, 2003).

10.21(b)	Power Sale, Fuel Supply and Services Agreement dated as of January 1, 2004 between Mirant Americas Energy Marketing, LP and Mirant Peaker, LLC (unexecuted)
10.22(a)*

Power Sale, Fuel Supply and Services Agreement dated as of May 1, 2003 between Mirant Potomac River, LLC and Mirant Americas Energy Services, LP. (Designated as exhibit 10.26 on Form 10-K filed April 30, 2003).

10.22(b)	Power Sale, Fuel Supply and Services Agreement dated as of January 1, 2004 between Mirant Americas Energy Marketing, LP and Mirant Potomac River, LLC (unexecuted)
10.23*	Debtor-in-Possession Credit Agreement (Designated on Mirant Corporation Form 10-Q filed December 19, 2003 as Exhibit 10.88).
10.24*	Form of Amended and Restated Mirant Corporation Omnibus Incentive Compensation Plan (Designated on Mirant Corporation Form 10-K filed March 11, 2002 as Exhibit 10.29).
16*	Arthur Andersen LLP letter to the Securities and Exchange Commission dated May 15, 2002 (designated as Exhibit 16 on Form 8-K filed May 16, 2002)

21.1*	Subsidiaries of Mirant Mid-Atlantic, LLC (Designated as exhibit 21.1 on Form 10-K filed April 29, 2003).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

*                    Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of July 2005.

MIRANT MID-ATLANTIC, LLC
By:	/s/ CURTIS A. MORGAN
Chief Executive Officer
(Principal Executive Officer)

MIRANT MID-ATLANTIC, LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on July 22, 2005 by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title
/s/ CURTIS A. MORGAN	Chief Executive Officer of Mirant Mid-Atlantic, LLC
Curtis A. Morgan	(Principal Executive Officer)
/s/ J. WILLIAM HOLDEN III	Sr. Vice President, Chief Financial Officer and
J. William Holden III	Treasurer of Mirant Mid-Atlantic, LLC
(Principal Financial Officer)
/s/ DAN STREEK	Vice President of Mirant Mid-Atlantic, LLC
Dan Streek	(Principal Accounting Officer)