Form 10-Q
period 2005-03-31
MIRANT MID ATLANTIC LLC
filed 2005-07-25
CIK 1138258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Mirant Mid-Atlantic, LLC

(Exact name of registrant as specified in its charter)

Delaware	N/A	58-2574140
(State or other jurisdiction of	(Commission File Number)	(I.R.S. Employer
Incorporation or Organization)		Identification No.)

1155 Perimeter Center West, Suite 100,	30338
Atlanta, Georgia	(Zip Code)
(Address of Principal Executive Offices)
(678) 579-5000	www.mirant.com
(Registrant’s Telephone Number,	(Web Page)
Including Area Code)

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The information presented in this Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in addition to historical information. These statements involve known and unknown risks and uncertainties and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “target,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

•       the disposition of the pending litigation described in this Form 10-Q as well as our Form 10-K for the year ended December 31, 2004.

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

Factors that Could Affect Future Performance

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Notes to Mirant Mid-Atlantic, LLC’s unaudited condensed consolidated financial statements, other factors that could affect the Company’s future performance (business, financial condition or results of operations and cash flows) are set forth in our 2004 Annual Report on Form 10-K.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(in millions)
Operating Revenues—Affiliate	$183	$218
Cost of fuel, electricity and other products—affiliate	79	66
Cost of fuel, electricity and other products—nonaffiliate	39	34
Total cost of fuel, electricity and other products	118	100
Gross Margin	65	118
Operating Expenses:
Generation facilities rent	25	24
Depreciation and amortization	12	12
Operations and maintenance—affiliate	30	33
Operations and maintenance—nonaffiliate	18	16
Total operating expenses	85	85
Operating (Loss) Income	(20)	33
Other Expense, net:
Interest expense—affiliate	(1)	—
(Loss) Income from Continuing Operations Before Reorganization Items	(21)	33
Reorganization items	(1)	(1)
Net (Loss) Income	$(20)	$34

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	At March 31, 2005	At December 31, 2004
	(Unaudited)
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$305	$247
Receivables:
Affiliate	48	26
Customer accounts	—	1
Fuel stock and emissions allowances	98	108
Materials and supplies	30	30
Prepaid rent	98	99
Other current assets	14	22
Total current assets	593	533
Property, Plant and Equipment, net	1,037	1,035
Noncurrent Assets
Goodwill, net	799	799
Other intangible assets, net	166	167
Notes receivable from affiliate	223	223
Prepaid rent	173	197
Other noncurrent assets	1	1
Total noncurrent assets	1,362	1,387
Total Assets	$2,992	$2,955
Liabilities and Member’s Equity
Current Liabilities:
Accounts payable and accrued liabilities	$13	$10
Payables to affiliate	10	13
Price risk management liabilities—affiliate	113	61
Total current liabilities	136	84
Noncurrent Liabilities:
Price risk management liabilities—affiliate	4	—
Other noncurrent liabilities	4	3
Total noncurrent liabilities	8	3
Liabilities Subject to Compromise	91	91
Member’s Equity:
Member’s interest	3,210	3,210
Accumulated deficit	(453)	(433)
Total member’s equity	2,757	2,777
Total Liabilities and Member’s Equity	$2,992	$2,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s	Accumulated
	Interest	Deficit
	(in millions)
Balance, December 31, 2004	$3,210	$(433)
Net loss	—	(20)
Balance, March 31, 2005	$3,210	$(453)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(in millions)
Cash Flows from Operating Activities:
Net (loss) income	$(20)	$34
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12	12
Unrealized losses on price risk management assets and liabilities — affiliate, net	56	32
Changes in certain assets and liabilities:
Affiliate and customer receivables	(21)	(36)
Fuel stock and emissions allowances	10	4
Prepaid rent	25	24
Other assets	8	9
Accounts payable and accrued liabilities	3	(7)
Payables to affiliate	(3)	(1)
Total adjustments	90	37
Net cash provided by operating activities	70	71
Cash Flows from Investing Activities:
Capital expenditures	(12)	(3)
Net cash used in investing activities	(12)	(3)
Cash Flows from Financing Activities:
Net cash provided by financing activities	—	—
Net Increase in Cash and Cash Equivalents	58	68
Cash and Cash Equivalents, beginning of period	247	209
Cash and Cash Equivalents, end of period	$305	$277
Supplemental Cash Flow Disclosures:
Cash paid for interest	$1	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 and 2004

A. Description of Business

Overview

Mirant Mid-Atlantic, LLC (“the Company” or “Mirant Mid-Atlantic”) was formed as a Delaware limited liability company on July 12, 2000. The Company is a direct wholly-owned subsidiary of Mirant Americas Generation, LLC (“Mirant Americas Generation”), an indirect wholly-owned subsidiary of Mirant Corporation (“Mirant”). The Company began operations on December 19, 2000 in conjunction with its acquisition of generating facilities and other related assets from Potomac Electric Power Company (“PEPCO”). Mirant previously assigned its rights and obligations under its acquisition agreement to the Company, the Company’s subsidiaries and certain of the Company’s affiliates.

The Company is an independent power provider that earns revenue primarily by producing and selling electricity. The Company uses derivative financial instruments, such as commodity forwards, futures, options and swaps to manage its exposure to fluctuations in electric energy and fuel prices. Mirant Mid-Atlantic and its affiliates, Mirant Potomac River, LLC (“Mirant Potomac River”) and Mirant Peaker, LLC (“Mirant Peaker”), own or lease approximately 5,256 megawatts (“MW”) of electric generation capacity in the Washington, D.C. area, all of which the Company operates. These generating facilities serve the PJM Interconnection Market (“PJM”). The PJM independent system operator operates the largest centrally dispatched control area in the United States, which covers all or parts of Pennsylvania, New Jersey, Maryland, Delaware, Virginia, West Virginia, Ohio, Kentucky, Indiana, Michigan, Illinois, Tennessee and the District of Columbia. Major cities in this territory include Washington, D.C., Baltimore, Wilmington, Newark, Philadelphia, Pittsburgh, Charleston and Chicago.

The Company’s consolidated financial statements include its wholly-owned subsidiaries as follows:

•       Mirant Chalk Point, LLC (“Mirant Chalk Point”);

•       Mirant D.C. O&M, LLC (“Mirant D.C. O&M”);

•       Mirant Piney Point, LLC (“Mirant Piney Point”); and

•       Mirant MD Ash Management, LLC (“Mirant MD Ash Management”).

The Company has entered into a number of service agreements with subsidiaries of Mirant related to the sales of its electric power and the procurement of fuel and labor and administrative services essential to operating its business. These related parties are primarily Mirant, Mirant Americas Energy Marketing L.P. (“Mirant Americas Energy Marketing”) and Mirant Services, LLC (“Mirant Services”). The arrangements with these related parties are discussed in Note C.

Basis of Presentation

The accompanying condensed consolidated financial statements (unaudited) of Mirant Mid-Atlantic and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Form 10-K for the year ended December 31, 2004.

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

New Accounting Principle Not Yet Adopted

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). The interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company will adopt the provisions of FIN 47 on the earlier of its emergence from bankruptcy or the effective date. The Company has not yet determined the impact, if any, of FIN 47 on its financial statements.

B. Bankruptcy Related Disclosures

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

•       substantially all of the assets of Mirant will be transferred to New Mirant, which will serve as the corporate parent of the Mirant Debtors’ business enterprise on and after the effective date of the proposed Plan; similarly, the Mirant trading and marketing business of Mirant Americas Energy Marketing shall be substantially transferred to Mirant Energy Trading, LLC (a subsidiary of Mirant North America); and

•       the outstanding common stock in Mirant will be cancelled and the holders thereof will receive any surplus value after creditors are paid in full, plus the right to receive a pro rata share of warrants issued by New Mirant if they vote to accept the proposed Plan.

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

Since April 2005, the Mirant Debtors, the Statutory Committees and representatives of certain other interests have been party to proceedings before the Bankruptcy Court with respect to the valuation of the Mirant Debtors.  Pursuant to a letter dated June 30, 2005, the Bankruptcy Court instructed the Mirant Debtors and their financial advisors, The Blackstone Group, to make certain modifications to the 2005 business plan of the Mirant Debtors and the valuation report prepared by The Blackstone Group.  The Bankruptcy Court indicated that it intends to use the modified business plan and valuation report to generate an enterprise value for the Mirant Debtors which can be used for all purposes for confirmation of a plan of reorganization for the Mirant Debtors.  Absent a settlement among the Mirant Debtors, the Statutory Committees and the other parties, the Mirant Debtors do not expect that they and The Blackstone Group will complete the modifications ordered by the Bankruptcy Court before the end of September 2005

At this time, it is not possible to accurately predict if or when the proposed Plan will be approved by the creditors and security holders and confirmed by the Bankruptcy Court, or if and when some or all of the Mirant Debtors may emerge from Bankruptcy Court protection under Chapter 11.

Accounting for Reorganization

The accompanying unaudited condensed consolidated financial statements of Mirant Mid-Atlantic have been prepared in accordance with Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code, and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the bankruptcy proceedings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. The Company’s unaudited condensed consolidated financial statements do not reflect adjustments that might be required if the Company (or each of the Mirant Debtors) is unable to continue as a going concern.

Liabilities Subject to Compromise

The amounts subject to compromise consisted of the following items at (in millions):

	March 31, 2005	December 31, 2004
Items, absent the bankruptcy filings, that would have been considered current:
Accounts payable and accrued liabilities— affiliate	$49	$49
Accounts payable and accrued liabilities— nonaffiliate	41	41
Items, absent the bankruptcy filings, that would have been considered noncurrent:
Other noncurrent liabilities	1	1
Total	$91	$91

C. Related Party Arrangements and Transactions

Services and Administration Arrangements

The Company and its subsidiaries utilize the services of Mirant, Mirant Americas Energy Marketing and Mirant Services. The significant arrangements with these affiliated companies are described below. The following table summarizes the amounts incurred under the arrangements that are recorded in the accompanying unaudited condensed consolidated statements of operations as operations and maintenance—affiliate (in millions):

	Three Months Ended March 31,
	2005	2004
Management, personnel and services	$15	$16
Services agreements	5	7
Administration arrangement	10	10
Total	$30	$33

Management, Personnel and Services Agreement with Mirant Services

Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services’ direct costs of providing such services.

The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying unaudited condensed consolidated statements of operations as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Cost of fuel, electricity and other products—affiliate	$2	$2
Operations and maintenance expense—affiliate	15	16
Total	$17	$18

Services Agreements with Mirant Americas Energy Marketing

The Company receives services from Mirant Americas Energy Marketing which include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. Amounts due to Mirant Americas Energy Marketing and due from Mirant Americas Energy Marketing under the Service Agreements are recorded as a net accounts payable—affiliate or accounts receivable—affiliate because of the Company’s legal right of offset. During the period of the ECSA, these services were provided under separate services and risk management agreements. Since May 1, 2003, these services have been provided under the Power and Fuel Agreements for 2004 and 2003. Beginning January 1, 2004, Mirant changed its allocation methodology related to its energy marketing overhead expenses. Under the new methodology, substantially all energy marketing costs are now allocated to Mirant’s operating subsidiaries. For the three months ended March 31, 2005 and 2004, the Company incurred approximately $5 million and $7 million, respectively, in costs under these agreements. These costs are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated statements of operations.

Administration Arrangements with Mirant Services

Beginning January 1, 2004, Mirant changed its allocation methodology related to the allocation of its corporate overhead expenses. Under the new methodology, substantially all of Mirant’s corporate overhead costs are allocated to Mirant’s operating subsidiaries. For each of the three months ended March 31, 2005 and 2004, the Company incurred approximately $10 million in costs under these arrangements, which are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated statements of operations.

Purchased Emissions Allowances from Mirant Americas Energy Marketing

The Company purchases emissions allowances from Mirant Americas Energy Marketing at Mirant Americas Energy Marketing’s original cost to purchase the emissions allowances. Where allowances have been purchased by Mirant Americas Energy Marketing from a Mirant affiliate, the price paid by Mirant Americas Energy Marketing is determined by market indices. For the three months ended March 31, 2005 and 2004, the Company purchased $4 million and $11 million, respectively, of emissions allowances from Mirant Americas Energy Marketing. For the three months ended March 31, 2005 and 2004 the Company sold allowances to Mirant Americas Energy Marketing for $5 million and $0, respectively. The allowances sold in the three months ended March 31, 2005 had a book value of $4 million. Emissions allowances purchased from Mirant Americas Energy Marketing that were utilized in the three months ended March 31, 2005 and 2004 were $13 million and $7 million, respectively, and are recorded in cost of fuel, electricity and other products—affiliate in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2005, the Company had emissions allowances purchased from Mirant Americas Energy Marketing of $60 million which are recorded in fuel stock and emissions allowances in the accompanying unaudited condensed consolidated balance sheets.

Fuel Oil Sales to Mirant Peaker

For the three months ended March 31, 2005 and 2004, the Company sold $9 million and $4 million, respectively, of fuel oil inventory from its Chalk Point facility to Mirant Peaker which approximated book value.

D. Price Risk Management Assets and Liabilities

The fair values of Mirant Mid-Atlantic’s price risk management assets-affiliate and price risk management liabilities-affiliate as of March 31, 2005 are included in the following table (in millions):

	Liabilities
	Current	Noncurrent
Electricity	$(116)	$(4)
Natural gas	1	—
Other	2	—
Total	$(113)	$(4)

Of the total $117 million net value liability at March 31, 2005, a net price risk management liability of $106 million relates to contracts to be settled in 2005 and an $11 million net price risk management liability relates to contracts to be settled in 2006. The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at March 31, 2005 was approximately six months. The net notional amount of the price risk management assets and liabilities at March 31, 2005 was a net short position of approximately 12 million equivalent megawatt hours (“MWh”).

E. Other Intangible Assets

Following is a summary of other intangible assets as of (in millions):

	March 31, 2005			December 31, 2004
	Weighted Average Amortization Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Development rights	40 years	$47	$(6)	$47	$(6)
Acquired emissions allowances	32 years	131	(16)	131	(15)
Other intangibles	30 years	12	(2)	12	(2)
Total other intangible assets		$190	$(24)	$190	$(23)

F. Mirant Mid-Atlantic Operating Leases

In conjunction with the purchase of the Potomac Electric Power Company (“PEPCO”) assets, the Company has leased the Morgantown and the Dickerson baseload units and associated property for terms of 33.75 and 28.5 years respectively. The Company has an option to renew the leases for a period that would cover up to 75% of the economic useful life of the facilities, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. The Company is accounting for these leases as operating leases. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $25 million and $24 million for the three months ended March 31, 2005 and 2004, respectively, and are recorded as generation facilities rent expense in the accompanying unaudited condensed consolidated statements of operations. Because of the variability in the scheduled payment amounts over the lease term, the Company records rental expense for these leases on a straight-line basis. As of March 31, 2005 and December 31, 2004, the Company has paid approximately $260 million and $285 million, respectively, of actual operating lease payments in accordance with the lease agreements in excess of rent expense recognized, and has reported these amounts as prepaid rent in the accompanying unaudited condensed consolidated balance sheets. In addition to the regularly-scheduled rent payments, the Company paid an additional $11 million for each of the periods ended March 31, 2005 and December 31, 2004, as required by the lease agreements. Of the $11 million payment made in 2005, $8 million is included in the long-term prepaid rent balance and the remaining $3 million is included in the current portion of the prepaid rent balance in the accompanying unaudited condensed consolidated balance sheets.

Significant disputes have arisen between the Mirant Debtors, on the one hand, and the owner lessors and the indenture trustee for the Company’s leveraged leases on the other hand, regarding, among other things, whether or not the leveraged lease transactions constitute a “lease” (or “leases”) within the meaning of section 365 of the Bankruptcy Code, or instead evidence a financing or other arrangement. In April 2005, the Bankruptcy Court dismissed the recharacterization claim, ruling that, based upon the current posture of the Chapter 11 cases, a determination on the merits was not presently warranted. In its ruling, the Bankruptcy Court reserved the right to reconsider the merits of recharacterization in the event that facts and circumstances changed in a manner such that further consideration would be warranted.

At this time, the Mirant Debtors maintain that the leases are not true leases for bankruptcy purposes. However, based on the Bankruptcy Court’s comments in its April 2005 ruling, the Mirant Debtors may determine to modify their proposed Plan (and related Disclosure Statement) to propose that the leases be assumed conditioned upon certain provisions in the leases – including the limitations on restricted payments and the restrictions on the incurrence of indebtedness and liens – being modified, stricken or determined to be unenforceable and certain alleged defaults determined as not requiring “cure” as a condition to assumption. In order to assume leases, a debtor-lessee must obtain bankruptcy court approval and, subject to certain exceptions set forth in the Bankruptcy Code, must cure any existing defaults under the applicable leases (unless such defaults are duly waived). It would be the Mirant Debtors’ objective that assumption would be approved at or before confirmation of the Plan, and that as part of the assumption or confirmation order, Mirant Mid-Atlantic would be relieved of the obligation to cure certain defaults and of the obligation to perform certain covenants. If it is not feasible for Mirant Mid-Atlantic to assume the leases because relief from certain defaults and/or covenants is not available, the two remaining alternatives are rejection and revisiting the issue of recharacterization. In the latter circumstance, if the Bankruptcy Court recharacterizes the leases as indebtedness, Mirant Mid-Atlantic may be required to re-evaluate the accounting for the leases. If, on the other hand, recharacterization is not sought or is not available, and/or Mirant Mid-Atlantic cannot or does not assume the leases, then the leases will be rejected. In that event, the owner lessors would be entitled to a return of the leased assets and would have a claim for damages, if any, arising from such rejection, subject to the limitation on allowed claims under section 502(b)(6) of the Bankruptcy Code applicable to leases of real property. Any claims arising on account of rejection would be subject to compromise in Mirant Mid-Atlantic’s Chapter 11 case. The impact of any of these events would be reflected in Mirant Mid-Atlantic’s consolidated financial statements if and when the events occur.

As a result of the Company’s bankruptcy filing, a lease event of default has occurred under the leases. The leases provide that, upon a lease event of default, the owner lessors’ remedies include (1) terminating the leases and repossessing the leased assets, (2) selling their interests in the leased assets, (3) demanding payment by the Company of the excess, if any, of the termination value over the fair market sales value of the leased assets or the discounted fair market rental value of the leased assets and (4) demanding payment of the termination value mitigated by a sale of the leased assets for the account of Mirant Mid-Atlantic. The termination value for the leases approximated $1.4 billion at March 31, 2005 and generally decreases over time. The ability of the owner lessors to exercise their remedies under the leases is currently stayed as a result of the Company’s Chapter 11 filing.

G. Litigation and Other Contingencies

The Company is involved in a number of significant legal proceedings. Some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and therefore has not made any material provision for such matters unless specifically noted below. Pursuant to Statement of Financial Accounting Standard  (“SFAS”) No. 5, Accounting for Contingencies, management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

Effect of Chapter 11 Proceedings

On July 14, 2003 and July 15, 2003 (the “Petition Date”), August 18, 2003, October 3, 2003, and November 18, 2003, the Mirant Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Mirant Debtors. One exception to this stay of litigation is for an action or proceeding by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the bankruptcy proceedings and, to the extent not resolved, will need to be addressed in the Plan. On November 19, 2003, the Bankruptcy Court entered an order staying most litigation pending against current or former officers, directors and managers of the Mirant Debtors arising out of the performance of their duties and against certain potential indemnitees of the Mirant Debtors. The Bankruptcy Court took that action to avoid the risk that the continuation of such litigation would impede the Mirant Debtors’ ability to reorganize or would have a negative impact upon the assets of the Mirant Debtors. At this time, it is not possible to predict the outcome of the Chapter 11 proceedings or their effect on the business of the Mirant Debtors or outstanding legal proceedings. The Mirant Debtors intend to resolve as many of these claims as possible through the claims resolution process in the bankruptcy proceeding or the Plan.

PEPCO Litigation

In 2000, Mirant purchased certain power generating assets and certain other assets from PEPCO, including certain power purchase agreements (“PPAs”). Under the terms of the Asset Purchase and Sale Agreement (the “APSA”), Mirant and PEPCO entered into a contractual arrangement (the “Back-to-Back Agreement”) with respect to certain PPAs, including PEPCO’s long-term PPAs with Ohio Edison Company (“Ohio Edison”) and Panda-Brandywine L.P. (“Panda”), under which (1) PEPCO agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements; and (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda and Ohio Edison PPAs run until 2021 and 2005, respectively. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from PEPCO at prices that are significantly higher than existing market prices for power. In the Chapter 11 cases of the Mirant Debtors, PEPCO has asserted that an Assignment and Assumption Agreement dated December 19, 2000 that includes as parties PEPCO, the Company, various subsidiaries of the Company, Mirant Potomac River, and Mirant Americas Energy Marketing, causes the Company and its subsidiaries that are parties to the agreement to be jointly and severally liable to PEPCO for various obligations, including the obligations under the Back-to-Back Agreement. PEPCO also asserts that the Assignment and Assumption Agreement causes the Company and its subsidiaries to be jointly and severally liable for a claim of $105 million filed by PEPCO in the Chapter 11 cases related to modifications agreed to between Mirant Americas Energy Marketing and PEPCO related to the Transition Power Agreements in place between PEPCO and Mirant Americas Energy Marketing through January 2005. The Company is disputing this interpretation of the Assignment and Assumption Agreement in proceedings before the Bankruptcy Court, but the outcome of those proceedings is uncertain. If the Company and its subsidiaries are determined to be jointly and severally liable for the obligations of Mirant and Mirant Americas Energy Marketing to PEPCO under the Assignment and Assumption Agreement, then the claim related to the Transition Power Agreements and the proceedings described below involving the Back-to-Back Agreement could have an adverse effect upon the Company’s financial condition, although such an effect would be mitigated by Mirant and Mirant Americas Energy Marketing also having responsibility for those obligations.

Back-to-Back Agreement Litigation:   On August 28, 2003, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the Back-to-Back Agreement (the “Rejection Motion”), along with an adversary proceeding to enjoin PEPCO and the Federal Energy Regulatory Commission (the “FERC”) from taking certain actions against the Mirant Debtors (the “Injunction Litigation”). On October 9, 2003, the United States District Court for the Northern District of Texas entered an order that had the effect of transferring to that court from the Bankruptcy Court the Rejection Motion and the Injunction Litigation. In December 2003, the district court denied the Rejection Motion and, thereafter, dismissed the Injunction Litigation. The district court ruled that the Federal Power Act preempts the Bankruptcy Code and that a bankruptcy court cannot affect a matter within the FERC’s jurisdiction under the Federal Power Act, including the rejection of a wholesale power purchase agreement regulated by the FERC.

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

Suspension of PEPCO Back-to-Back Payments:   On December 9, 2004, in an effort to halt further out-of-market payments under the Back-to-Back Agreement while awaiting resolution of issues related to the potential rejection of the Back-to-Back Agreement (but prior to notice of entry of the district court’s order of December 9, 2004), Mirant filed a notice in the Bankruptcy Court that Mirant was suspending further payments to PEPCO under the Back-to-Back Agreement absent further order of the court (the “Suspension Notice”). On December 10, 2004, in response to the Suspension Notice, PEPCO filed a motion in the district court seeking a temporary restraining order and injunctive relief to require Mirant to perform under the Back-to-Back Agreement (the “Injunctive Relief Motion”). On December 13, 2004, the district court issued an order referring the Injunctive Relief Motion to the Bankruptcy Court. On December 21, 2004, the Bankruptcy Court issued an order denying the temporary restraining order sought by PEPCO.

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

On March 16, 2005, the Mirant Debtors filed a petition for writ of mandamus with the Fifth Circuit asking it to order the district court to vacate the March 1, 2005 order, as modified, and to reinstate PEPCO’s appeal of the Bankruptcy Court’s order of January 19, 2005 denying the Administrative Expense Motion. The petition asked the Fifth Circuit alternatively to stay the March 1, 2005 order until the Mirant Debtors’ appeal of that order was resolved. Also on March 16, 2005 the district court further modified its order of March 1, 2005 to clarify that the amounts to be paid by the Mirant Debtors by March 18, 2005 did not include any amounts that became due prior to the filing of the Chapter 11 cases on July 14, 2003. On March 16, 2005, the Mirant Debtors also appealed the district court’s March 1, 2005 order, as modified, to the Fifth Circuit. On March 17, 2005, the Fifth Circuit issued a temporary stay of the March 1, 2005 order, as modified. On April 11, 2005, the Fifth Circuit vacated the temporary stay entered on March 17, 2005, denied the petition for writ of mandamus and denied the Mirant Debtors’ request for a stay pending appeal. In its order, the Fifth Circuit concluded that the Mirant Debtors’ challenges to the district court’s order of March 1, 2005, as modified, could be remedied in their pending appeals and that the Mirant Debtors had not shown they would suffer irreparable harm if the order was not stayed pending appeal. On April 20, 2005, the district court entered an order directing the Mirant Debtors to pay PEPCO all unpaid amounts due under the Back-to-Back Agreement accruing since the Petition Date by April 25, 2005 to the extent they had not already done so, and to continue performance of all obligations under the agreement until further order of the district court. The Mirant Debtors have paid all amounts due under the Back-to-Back Agreement accruing since the Petition Date.

Potential Adjustment Related to Panda Power Purchase Agreement:   At the time of the acquisition of the Mirant Mid-Atlantic assets from PEPCO, Mirant also entered into an agreement with PEPCO that, as subsequently modified, provided that the price paid by Mirant for its December 2000 acquisition of PEPCO assets would be adjusted if by April 8, 2005 a binding court order had been entered finding that the Back-to-Back Agreement violated PEPCO’s power purchase agreement with Panda (“Panda PPA”) as a prohibited assignment, transfer or delegation of the Panda PPA or because it effected a prohibited delegation or transfer of rights, duties or obligations under the Panda PPA that was not severable from the rest of the Back-to-Back Agreement. Panda initiated legal proceedings in 2000 asserting that the Back-to-Back Agreement violated provisions in the Panda PPA prohibiting PEPCO from assigning the Panda PPA or delegating its duties under the Panda PPA to a third party without Panda’s prior written consent. On June 10, 2003, the Maryland Court of Appeals, Maryland’s highest court, ruled that the assignment of certain rights and delegation of certain duties by PEPCO to Mirant did violate the non-assignment provision of the Panda PPA and was unenforceable. The court, however, left open the issues whether the provisions found to violate the Panda PPA could be severed and the rest of the Back-to-Back Agreement enforced and whether Panda’s refusal to consent to the assignment of the Panda PPA by PEPCO to Mirant was unreasonable and violated the Panda PPA. The Company believes that the June 10, 2003 decision by the Maryland Court of Appeals does not suffice to trigger a purchase price adjustment under the agreement between Mirant and PEPCO. If that court order were found to have triggered the purchase price adjustment, the agreement between Mirant and PEPCO provides that the amount of the adjustment would be negotiated in good faith by the parties or determined by binding arbitration so as to compensate PEPCO for the termination of the benefit of the Back-to-Back Agreement while also holding Mirant economically indifferent from such court order.

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

Environmental Matters

EPA Information Request:   In January 2001, the Environmental Protection Agency (the “EPA”) issued a request for information to Mirant concerning the air permitting and air emissions control implications under the EPA’s new source review regulations promulgated under the Clean Air Act (“NSR”) of past repair and maintenance activities at Mirant Potomac River’s plant in Virginia and the Company’s Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company’s ownership and lease of the plants. Mirant has responded fully to this request. Under the sales agreement with PEPCO for those plants, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company’s acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Mirant entity owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. If such violation is determined to have occurred after the Company acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Mirant entity owning or leasing the plant at issue would also be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition or lease of the plant, the cost of which may be material.

Mirant Potomac River Notice of Violation:   On September 10, 2003, the Virginia Department of Environmental Quality (“Virginia DEQ”) issued a Notice of Violation (“NOV”) to Mirant Potomac River alleging that it violated its Virginia Stationary Source Permit to Operate by emitting nitrogen oxide (“NOx”) in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap is unenforceable and that it can comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, the Company, the Virginia DEQ, the Maryland Department of the Environment, the United States Department of Justice (the “DOJ”) and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a consent decree that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The consent decree requires Mirant Potomac River and the Company to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by the Company in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at the Company’s Morgantown Units 1 and 2 in 2007 and 2008, the consent decree does not obligate the Mirant entities to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, the Company may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The aggregate amount of the civil penalties to be paid and costs to be incurred by Mirant Potomac River for the supplemental environmental projects is $1.5 million. The consent decree is subject to the approval of the district court and the Bankruptcy Court.

Mirant Potomac River Downwash Study:   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of sulfur dioxide (“SO2”), nitrogen dioxide (“NO2”), carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable national ambient air quality standards (“NAAQS”) and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes pollutants from an elevated source, such as a smokestack, to be mixed rapidly toward the ground resulting in higher ground level concentrations of pollutants. If the modeling analysis indicates that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order requires Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order. To the extent that the downwash study indicates that emissions from the Potomac River plant exceed either the NAAQS or the Virginia Standards of Performance for Toxic Pollutants, the remedial actions required could include material modifications to the plant or to its operation. The financial and operational implications of any such remedial actions are not known at this time.

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

H. Income Taxes

The Company is not subject to U.S. income taxes. As such, the Company is treated as a branch or division of Mirant Americas Generation’s parent, Mirant Americas, for income tax purposes, and not as a separate taxpayer. Mirant Americas is directly responsible for income taxes related to the Company’s operations. If the Company were to be allocated income taxes attributable to its operations, pro forma income tax (benefit) expense attributable to income before tax is ($8) million and $13 million for the periods ending March 31, 2005 and 2004, respectively. The pro forma balance of the Company’s deferred income taxes is a net liability of $135 million as of March 31, 2005.

Item 2.   Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report.

Executive Summary

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

Our gross margin is $53 million lower in first quarter 2005 compared to first quarter 2004. Of this decrease, $24 million relates to higher unrealized losses on our derivative contracts primarily due to increases in forward electricity prices in both periods, $22 million relates to lower generation volumes, $25 million relates to higher realized losses on economic power hedges and $15 million relates to increased emissions and fuel expenses due to higher unit prices. These decreases were partially offset by an increase of $15 million due to higher settlement prices on energy, a $12 million gain due to a cash settlement in lieu of receiving certain volumes of coal from a coal supplier as a result of rail car transportation scheduling issues which resulted in lower cost of fuel—affiliate in the first quarter of 2005 and an increase of $9 million due to higher prices for capacity and ancillary services.

Results of Operations

Our operating revenues and expenses from affiliates and nonaffiliates aggregated by classification are as follows (in millions):

	Three Months Ended March 31,
	2005	2004	Increase / (Decrease)
Operating revenues—Affiliate	$183	$218	$(35)
Cost of fuel, electricity and other products:
Affiliate	79	66	13
Nonaffiliate	39	34	5
Total cost of fuel, electricity and other products	118	100	18
Gross Margin	65	118	(53)
Operating Expenses:
Generation facilities rent	25	24	1
Depreciation and amortization	12	12	—
Operations and maintenance:
Affiliate	30	33	(3)
Nonaffiliate	18	16	2
Total operating expenses	85	85	—
Operating (loss) income	(20)	33	(53)
Other income (expense), net:
Affiliate	(1)	—	(1)
Reorganization items	(1)	(1)	—
Net (loss) income	$(20)	$34	$(54)

Our capacity factor (average percentage of full capacity used over a specific period) for the three months ended March 31, 2005 and 2004 was 42% and 50%, respectively. Our power generation volumes for the three months ended March 31, 2005 and 2004 (in gigawatt hours) were 3,916 and 4,685, respectively.

Gross Margin.   Our gross margin decreased by $53 million for the three months ended March 31, 2005 compared to the same period for 2004 primarily due to the following:

•                    A decrease of $22 million due to lower generation volumes. This decrease in generation volumes is primarily due to a narrowing of the spark spread. The increase in spot market prices for coal and oil exceeded the increases in spot market prices for electricity.

•                    A decrease of $25 million related to realized losses on economic power hedges, partially offset by an increase of $15 million resulting from higher settlement prices received on energy sold in the spot market.

•                    A decrease of $6 million resulting from increased emissions expense, primarily due to higher prices for SO2 emissions allowances.

•                    A decrease of $9 million related to higher unit prices for fuel.

•                    An increase of $12 million due to a cash settlement in lieu of receiving certain volumes of coal from a coal supplier as a result of rail car transportation scheduling issues which resulted in lower cost of fuel—affiliate.

•                    An increase of $9 million due to higher prices for capacity and ancillary services.

•                    A decrease of $24 million related to higher unrealized losses from derivative instruments of $56 million in 2005 compared to $32 million in 2004. These unrealized losses are primarily due to increases in forward electricity prices in both periods. As we primarily have fixed price coal contracts, we primarily use derivative instruments to economically hedge future power prices.

Operating Expenses.   Our operating expenses remained the same for the three months ended March 31, 2005 compared to the same period in 2004 due to higher planned maintenance outage costs and additional rent expense for our operating leases, offset by reduced charges for labor costs and allocated expenses from Mirant Americas Energy Marketing.

Financial Condition

Liquidity and Capital Resources

The matters described in this section relate to future events or expectations and may be significantly affected by the Chapter 11 proceedings. The Chapter 11 proceedings have resulted in various restrictions on our activities including limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom we may conduct or seek to conduct business. Upon exiting from bankruptcy, we will no longer be subject to these restrictions.

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

The proposed Plan provides for the organization of an intermediate holding company (“Mirant North America”) that would be a subsidiary of Mirant Americas Generation and would be our parent company. Under the proposed Plan, Mirant North America would incur certain indebtedness to be issued in connection with the Plan and enter into a revolving credit facility for working capital and other purposes and secured by the assets of Mirant North America and its subsidiaries, other than us and our subsidiaries. We expect that any such revolving credit facility will include financial covenants that will exclude from the calculation of compliance with such covenants the financial results of any subsidiary that is unable to make distributions or dividends at the time of such calculation. Thus, our ability to make distributions to Mirant North America under our leveraged lease transaction is expected to have a material impact on the calculation of the financial covenants under the revolving credit facility and other debt of Mirant North America. The availability of the Mirant North America revolving credit facility is an important source of liquidity for us post-bankruptcy.

Under the leveraged leases, we are not permitted to make any dividends, distributions and other restricted payments unless (1) we satisfy the fixed charge coverage ratio on a historical basis for the last period of four fiscal quarters, (2) we are projected to satisfy the fixed charge coverage for the next two periods of four fiscal quarters, and (3) no significant lease default or event of default has occurred and is continuing. The projected fixed charge coverage ratios are based on projections that were not prepared to conform to the guidelines established by the American Institute of Certified Public Accountants regarding forecasts, and were not audited, reviewed, or compiled by our independent registered public accounting firm. It should be noted that the forecasts, market assumptions and many other factors are inherently inaccurate and should not be relied on. If we were to calculate the fixed charge coverage ratio under the leveraged leases as of June 30, 2005, we expect that we would meet the required 1.7 to 1.0 ratio for restricted payments, both on an historical and projected basis. However, the expected historical ratio for June 30, 2005 and the projected historical ratio for September 30, 2005 are close to the required ratio. Further, the calculation of the fixed charge coverage ratio requires the determination of the “Consolidated EBITDA” as defined in the lease documentation of Mirant Mid-Atlantic exclusive of depreciation, amortization and similar non-cash charges. Management has calculated the fixed charge coverage ratio excluding certain non-cash charges that management believes to be reasonable and appropriate. The relevance of the restricted payments test under the leveraged leases post-bankruptcy is unclear given the potential determination of the Mirant Debtors to modify their proposed Plan to provide for the assumption of the leveraged leases conditioned upon certain provisions thereof being modified, stricken or determined to be unenforceable – including the limitations on restricted payments. In the event the resolution of the outstanding litigation with respect to the treatment of the leveraged leases results in our assuming the leases with the same or similar limitations on restricted payments, we intend to seek confirmation of our application of the calculation of the fixed charge coverage ratio.

Cash Flows

Operating Activities.   Cash provided by operating activities decreased by $1 million for the three months ended March 31, 2005 compared to the same period in 2004. The change is detailed as follows (in millions):

	Three Months Ended March 31,
	2005	2004	Increase (Decrease)
Cash provided by operating activities excluding working capital and other assets and liabilities	$48	$78	$(30)
Cash provided by (used) for working capital and other assets and liabilities	22	(7)	29
Net cash provided by operating activities	$70	$71	$(1)

Net cash provided by operating activities excluding the effects of working capital was $48 million for the three months ended March 31, 2005 compared to $78 million for the same period in 2004. Our gross margin decreased $53 million, which included $24 million of higher unrealized losses on derivative instruments. The decrease in cash related to lower realized gross margin is primarily due to lower generation volumes, higher unit prices for fuel and emissions and losses on realized economic power hedges, partially offset by a cash settlement on a coal contract and higher prices for energy, capacity and ancillary services.

During the three months ended March 31, 2005, working capital changes, which are reflected as changes in operating assets and liabilities, provided $22 million in cash compared to using $7 million of cash for the same period in 2004. This increase of $29 million is primarily due to favorable changes in receivables from affiliate of $15 million, fuel stock and emissions allowances of $6 million, accounts payable and accrued liabilities of $10 million offset by an unfavorable change in payables to affiliate of $2 million.

Investing activities:   Net cash used in investing activities was $12 million for the three months ended March 31, 2005 compared to $3 million of cash used for the same period in 2004. This change was attributed to an increase in capital expenditures.

Financing Activities.   There were no financing activities for the three months ended March 31, 2005 and 2004.

Other Developments

Plan of Reorganization

On January 19, 2005, the Mirant Debtors filed a proposed Plan of Reorganization (as amended, the “Plan”) and Disclosure Statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. A First Amended Plan and a First Amended Disclosure Statement were filed on March 25, 2005. The proposed Plan sets forth a proposed structure of the Mirant Debtors at emergence and outlines how the claims of creditors and stockholders are proposed to be treated. If the Disclosure Statement is found by the Bankruptcy Court to contain adequate information, then the Mirant Debtors will solicit votes on the proposed Plan from those creditors, security holders and interest holders who are entitled to vote on the proposed Plan.

The ultimate outcome of matters with respect to which we make forward-looking statements and the terms of any reorganization plan ultimately confirmed can affect the value of our various pre-petition liabilities. No assurance can be given as to what values, if any, will be ascribed in the bankruptcy proceedings to these liabilities. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in any of these liabilities. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion.

Environmental

Maryland 4 Pollutant Legislation

The Maryland State Legislature introduced a “multi-pollutant” bill during the 2005 session, which sought to reduce emissions of NOx, SO2, mercury (Hg), and carbon dioxide (CO2) from the seven coal fired generating stations in Maryland. The Morgantown plant, Chalk Point plant, and Dickerson plant were included in the list of affected facilities. The bill set forth strict plant-specific emissions limits with no opportunity to purchase or trade emissions allowances to comply. Ultimately, the bill did not reach the House floor for a full vote, however legislation of this kind gains increasing support each year it is introduced. If a multi-pollutant bill were to be passed into law in Maryland, actions required to comply could include material modifications to the plants located in the state.

Regional Greenhouse Gas Initiative

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

Potential Applicability of Fresh Start Accounting

We expect to be required, as part of our emergence from bankruptcy protection, to adopt fresh start accounting in a future period. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our unaudited condensed consolidated balance sheets. In addition, if fresh start accounting is required, our financial results after the application of fresh start accounting will be different from historical trends and these differences may be material.

Accounting for Price Risk Management Activities

Our business uses derivative financial instruments and other energy contracts to economically hedge our electricity generation assets. We use a variety of derivative contracts, such as futures, swaps and option contracts in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Most of these activities are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings. The fair value of these contracts is included in price risk management assets and liabilities—affiliate in our unaudited condensed consolidated balance sheets. Certain transactions do not meet the definition of a derivative or are considered normal purchases or normal sales and, therefore, qualify for the use of accrual accounting.

The fair value amounts contained within our unaudited condensed consolidated financial statements are estimates based largely on the mid-point of quoted market prices. The mid-point may vary significantly from the bid or ask price for some delivery points. If no active market exists, we estimate the fair value of certain derivative contracts using quantitative pricing models. Our modeling techniques include assumptions for market prices, correlation and volatility, such as using the prices of one delivery point to calculate the price of the contract’s delivery point. The degree of complexity of our pricing models increases for longer duration contracts, contracts with multiple pricing features and off-hub delivery points.

The fair value of price risk management assets and liabilities—affiliate in our unaudited condensed consolidated balance sheets are also impacted by our assumptions regarding interest rate and counterparty credit risk. The nominal value of the contracts is discounted using a forward interest rate curve based on the London InterBank Offered Rate (“LIBOR”). In addition, the fair value of our derivative contracts is reduced to reflect the estimated risk of default of counterparties on their contractual obligations.

The amounts recorded as revenues—affiliate and cost of fuel, electricity and other products—affiliate change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivatives that do not qualify for cash flow or fair value hedge accounting under SFAS 133, our financial statements—including gross margin, operating income and balance sheet ratios—are, at times, volatile and subject to fluctuations in value primarily due to changes in energy and fuel prices.

Bankruptcy Claims Assessment

Our accompanying unaudited condensed consolidated financial statements include, as liabilities subject to compromise, our estimated pre-petition liabilities and settlements approved by the Bankruptcy Court prior to March 31, 2005. In addition, we also reflect as liabilities subject to compromise the probable claim amounts relating to liabilities for litigation, accounts payable and accrued liabilities, and other liabilities (the “Probable Claims Estimates”). These Probable Claims Estimates require management to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to the Bankruptcy Court’s ruling on the individual claims. These estimates are based on reviews of claimants’ supporting material and assessments by management and outside experts. We expect that our estimates, although based on the best available information, will change as the claims are resolved in the Bankruptcy Court.

The following table summarizes the claims filed in our Chapter 11 case as of March 31, 2005:

	Total number of Claims	Total Claims Exposure
		(in millions)
Total Claims Filed	245	$17,496
Less:
Redundant claims	17	926
Claims with basis for objection	57	16,535
Total Claims	171	35
Additional scheduled liabilities		8
Remaining Claims		$43

The amount of the claims, net of redundancies and amounts for which we have identified a basis for objection, totals approximately $35 million, as summarized above. This amount plus approximately $1.2 billion of estimated liabilities for which claims either have not been filed or have been filed with an undetermined amount represents the total estimate of current claims exposure as of March 31, 2005. The $1.2 billion of estimated liabilities is mainly related to our operating leases.

Long-Lived Assets

We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of an impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted expected future cash flows from that asset or in the case of assets we expect to sell, at fair value less costs to sell.

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

We performed our annual evaluation for goodwill impairment at October 31, 2004, based on the Company’s 2005 business plan. The annual evaluation of goodwill indicated that there was no impairment in 2004.

The critical assumptions used in our impairment analysis for 2004 included the following: assumptions as to the future electricity and fuel prices; future levels of gross domestic product growth; levels of supply and demand; future operating expenditures and capital expenditure requirements; and estimates of our weighted average cost of capital.

The above assumptions were critical to the Company’s determination of the fair value of its goodwill. The combined subjectivity and sensitivity of the assumptions and estimates used in the goodwill impairment analysis could result in a reasonable person concluding differently on those critical assumptions and estimates, possibly resulting in an impairment charge having been required in 2004.

Litigation

We are currently involved in certain legal proceedings. These legal proceedings are discussed in Note G to the unaudited condensed consolidated financial statements contained elsewhere in this report. We estimate the range of liability through discussions with legal counsel and analysis of applicable case law and legal precedents. We record our best estimate of a loss, or the low end of our range if no estimate is better than another estimate within a range of estimates when the loss is considered probable. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with changes in commodity prices. We are also exposed to counterparty credit risk. We are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce is also sold in the spot market. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” for a discussion of the accounting treatment for our price risk management activities and see Note D to the unaudited condensed consolidated financial statements for detail of our price risk management assets and liabilities as of March 31, 2005.

For a further discussion of market risks, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.   Controls and Procedures

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2005. Based upon this assessment, our management concluded that, as of March 31, 2005, the design and operation of these disclosure controls and procedures were effective in timely alerting us to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART II

Item 1.   Legal Proceedings

There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in Mirant Mid-Atlantic’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 6.   Exhibits

(a)                               Exhibits.

2.2	*	First Amendment to the Joint Chapter 11 Plan of Reorganization for Mirant Corporation and its Affiliated Debtors (Designated on Form 8-K of Mirant Corporation filed March 25, 2005 as Exhibit 2.1).
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

*                    Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 22nd day of July, 2005.

MIRANT MID-ATLANTIC, LLC
By:	/s/ DAN STREEK
Vice President and Controller (Principal Accounting Officer)