Form 10-Q
period 2005-06-30
MIRANT MID ATLANTIC LLC
filed 2005-08-11
CIK 1138258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Mirant Mid-Atlantic, LLC

(Exact name of registrant as specified in its charter)

Delaware	N/A	58-2574140
(State or other jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

1155 Perimeter Center West, Suite 100, Atlanta, Georgia (Address of Principal Executive Offices)	30338 (Zip Code)
(678) 579-5000	www.mirant.com
(Registrant’s Telephone Number, Including Area Code)	(Web Page)

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

•       changes in market conditions, including developments in energy and commodity supply, demand, volume and pricing, or the extent and timing of the entry of additional competition in our markets or those of our subsidiaries and affiliates;

•       market volatility or other market conditions that could increase our affiliates’ obligations to post collateral beyond amounts which are expected;

•       our inability to access effectively the over-the-counter (“OTC”) and exchange-based commodity markets or changes in commodity market liquidity or other commodity market conditions, which may affect our ability to engage in asset management activities as expected;

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

•       price mitigation strategies employed by independent system operators (“ISOs”) or regional transmission operators (“RTOs”) that result in a failure to compensate our generation units adequately for all of their costs;

•       volatility in our gross margin as a result of our accounting for financial instruments used in our asset management activities and volatility in our cash flow from operations resulting from working capital requirements, including collateral, to support our asset management activities;

•       our inability to enter into intermediate and long-term contracts to sell power and procure fuel on terms and prices acceptable to us;

•       the disposition of the pending litigation described in this Form 10-Q as well as our Form 10-K for the year ended December 31, 2004.

Bankruptcy-Related Factors

•       the lack of comparable financial data due to the restructuring of our business and the potential adoption of fresh start reporting;

•       the actions and decisions of our creditors and of other third parties with interests in the voluntary petitions for reorganization filed with the U.S. Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) on July 14, 2003 and July 15, 2003 (collectively, the “Petition Date”), August 18, 2003, October 3, 2003 and November 18, 2003, by Mirant Corporation (“Mirant”) and substantially all of its wholly-owned and certain non wholly-owned U.S. subsidiaries (“Mirant Debtors”) under Chapter 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Bankruptcy Code”), including actions taken by our creditors and other third parties with respect to our proposed plan of reorganization, filed with the Bankruptcy Court on January 19, 2005, as amended on March 25, 2005, and any subsequent amendments thereto (the “Plan”);

•       the Mirant Debtors’ ability to satisfy the conditions precedent to the effectiveness of the proposed Plan, including their ability to secure the necessary financing;

•       the effects of the Chapter 11 proceedings on our liquidity and results of operations;

•       the instructions, orders and decisions of the Bankruptcy Court, the U.S. District Court for the Northern District of Texas, the U.S. Court of Appeals for the Fifth Circuit, the Federal Energy Regulatory Commission (the “FERC”) and other legal and administrative proceedings, settlements, investigations and claims;

•       our ability to operate pursuant to the terms of our debtor-in-possession financing agreement;

•       our ability to successfully reject unfavorable contracts and to modify the covenants of the Mirant Mid-Atlantic leveraged leases;

•       the disposition of unliquidated claims against us;

•       our ability to obtain and maintain normal terms with vendors and service providers and to maintain contracts that are critical to our operations;

•       our ability to attract and retain key employees;

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

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in millions)
Operating Revenues—Affiliate	$255	$179	$438	$397
Cost of fuel, electricity and other products—affiliate	79	72	158	138
Cost of fuel, electricity and other products—nonaffiliate	22	34	61	68
Total cost of fuel, electricity and other products	101	106	219	206
Gross Margin	154	73	219	191
Operating Expenses:
Generation facilities rent	26	24	51	48
Depreciation and amortization	12	12	24	24
Operations and maintenance—affiliate	29	31	59	64
Operations and maintenance—nonaffiliate	21	21	39	37
Total operating expenses	88	88	173	173
Operating Income (Loss)	66	(15)	46	18
Other Expense, net:
Interest expense—affiliate	(2)	—	(3)	—
Other, net	1	—	1	—
Total other expense, net	(1)	—	(2)	—
Income (Loss) from Continuing Operations Before Reorganization Items, net	65	(15)	44	18
Reorganization items, net	1	(1)	—	(2)
Net Income (Loss)	$64	$(14)	$44	$20

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30,	At December 31,
	2005	2004
	(Unaudited)
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$245	$247
Receivables:
Affiliate	89	26
Customer accounts	1	1
Fuel stock and emissions allowances	88	108
Materials and supplies	30	30
Prepaid rent	99	99
Other current assets	6	22
Total current assets	558	533
Property, Plant and Equipment, net	1,045	1,035
Noncurrent Assets
Goodwill, net	799	799
Other intangible assets, net	164	167
Notes receivable from affiliates	223	223
Prepaid rent	214	197
Price risk management assets—affiliate	9	—
Other noncurrent assets	2	1
Total noncurrent assets	1,411	1,387
Total Assets	$3,014	$2,955
Liabilities and Member’s Equity
Current Liabilities:
Accounts payable and accrued liabilities	$13	$10
Payables to affiliate	10	13
Price risk management liabilities—affiliate	61	61
Total current liabilities	84	84
Noncurrent Liabilities:
Other noncurrent liabilities	2	3
Total noncurrent liabilities	2	3
Liabilities Subject to Compromise	107	91
Member’s Equity:
Member’s interest	3,210	3,210
Accumulated deficit	(389)	(433)
Total member’s equity	2,821	2,777
Total Liabilities and Member’s Equity	$3,014	$2,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s	Accumulated
	Interest	Deficit
	(in millions)
Balance, December 31, 2004	$3,210	$(433)
Net Income	—	44
Balance, June 30, 2005	$3,210	$(389)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
(Debtor-in-Possession)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2005	2004
	(in millions)
Cash Flows from Operating Activities:
Net income	$44	$20
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash charges for reorganization items	4	—
Depreciation and amortization	24	24
Unrealized (gains) losses on price risk management assets and liabilities—affiliate, net	(9)	67
Changes in certain assets and liabilities:
Affiliate receivables	(63)	(61)
Fuel stock and emissions allowances	19	2
Prepaid rent	(17)	(13)
Other assets	15	14
Accounts payable and accrued liabilities	3	11
Payables to affiliate	9	2
Other noncurrent liabilities	(1)
Total adjustments	(16)	46
Net cash provided by operating activities	28	66
Cash Flows from Investing Activities:
Capital expenditures	(30)	(10)
Issuance of notes receivable from affiliate	—	(33)
Net cash used in investing activities	(30)	(43)
Cash Flows from Financing Activities:
Net cash provided by financing activities	—	—
Net (Decrease) Increase in Cash and Cash Equivalents	(2)	23
Cash and Cash Equivalents, beginning of period	247	209
Cash and Cash Equivalents, end of period	$245	$232
Supplemental Cash Flow Disclosures:
Cash paid for interest	$3	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Debtor-in-Possession)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 and 2004

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

The financial statements include the accounts of Mirant Mid-Atlantic and its wholly-owned subsidiaries and have been prepared from records maintained by Mirant Mid-Atlantic and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

New Accounting Principle Not Yet Adopted

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”). The interpretation requires companies to recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 is effective for the fiscal years ending after December 15, 2005. The Company will adopt the provisions of FIN 47 on the earlier of its emergence from bankruptcy or the effective date of FIN 47. The Company has not yet determined the impact, if any, of FIN 47 on its financial statements.

B. Bankruptcy Related Disclosures

On January 19, 2005, Mirant Corporation and substantially all of its wholly-owned and certain non wholly-owned U.S. subsidiaries (“Mirant Debtors”) filed a proposed Plan of Reorganization (as amended, the “Plan”) and Disclosure Statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. A First Amended Plan and a First Amended Disclosure Statement were filed on March 25, 2005. The proposed Plan sets forth the proposed structure of the Mirant Debtors at emergence and outlines how the claims of creditors and stockholders are proposed to be treated. Once the Disclosure Statement is complete, the Bankruptcy Court will hold a hearing to determine its adequacy. If the Disclosure Statement is found by the Bankruptcy Court to contain adequate information, then the Mirant Debtors will use the Disclosure Statement to solicit votes on the proposed Plan from those creditors, security holders and interest holders who are entitled to vote on the proposed Plan.

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

•       the holders of unsecured claims against the Consolidated Mirant Debtors will receive a pro rata share of 100% of the shares of New Mirant common stock, except for (1) certain shares to be issued to the holders of certain claims against Mirant Americas Generation Debtors, as described below, and (2) the shares reserved for issuance pursuant to the New Mirant employee stock programs;

•       a single intermediate holding company, Mirant North America, LLC (“Mirant North America”), will be formed under Mirant Americas Generation and will directly or indirectly own 100% of the equity interests in the operating subsidiaries of Mirant Americas Generation, including Mirant Mid-Atlantic.

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

•       the prospective working capital requirements of Mirant Americas Generation and its subsidiaries are expected to be met with a new senior secured revolving credit facility of Mirant North America in the amount of $750 million to $1 billion. In addition the Mirant Americas Generation consolidated business will have approximately $3.05 billion of debt (as compared to  approximately $2.8 billion of debt at the commencement of the Chapter 11 cases) comprised of $1.7 billion of reinstated debt at Mirant Americas Generation and $1.35 billion of new debt incurred by Mirant North America in partial satisfaction of certain existing Mirant Americas Generation debt, which amount does not include the Mirant Mid-Atlantic operating leases related to Morgantown Station and Dickerson Station;

•       to help support the feasibility of the proposed Plan with respect to the Mirant Americas Generation Debtors, Mirant shall contribute value to Mirant North America, including Mirant’s trading and marketing business (subject to an obligation to return a portion of the embedded cash collateral in the trading and marketing business to Mirant provided that, under certain circumstances, the Mirant Debtors may elect to satisfy this obligation by transferring $250 million to Mirant Americas, Inc. (“Mirant Americas”) from Mirant North America), Mirant Peaker, Mirant Potomac River and Mirant Zeeland, LLC and commitments to make prospective capital contributions of $150 million to Mirant Americas Generation (for refinancing) and, under certain circumstances, up to $265 million to Mirant North America (for sulfur dioxide (“SO2”) capital expenditures). Under the proposed Plan, Mirant Peaker and Mirant Potomac River will become subsidiaries of Mirant Mid-Atlantic;

•       the disputes regarding the Mirant Debtors’ ad valorem real property taxes for the Bowline and Lovett facilities will be settled and resolved on terms that permit the feasible operation of these assets, subject to market conditions, or the Mirant Debtors that own such assets will remain in Chapter 11 until such matters are resolved by settlement or through litigation;

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

At present, the proposed Plan has not been approved by any of the Committees established by the office of the United States Trustee in Mirant’s bankruptcy proceedings that represent the unsecured creditors of Mirant, the unsecured creditors of Mirant Americas Generation and the equity security holders of Mirant (the “Statutory Committees”). As such, the Mirant Debtors anticipate that negotiations will continue between the Mirant Debtors and each of the Statutory Committees. Negotiations with the Statutory Committees, whether or not successful, could lead to material changes to certain components of the proposed Plan.

Since April 2005, the Mirant Debtors, the Statutory Committees and representatives of certain other interests have been party to proceedings before the Bankruptcy Court with respect to the valuation of the Mirant Debtors. Pursuant to a letter dated June 30, 2005, as subsequently amended, the Bankruptcy Court instructed the Mirant Debtors and their financial advisors, The Blackstone Group, to make certain modifications to the business plan of the Mirant Debtors and the valuation report prepared by The Blackstone Group. The Bankruptcy Court indicated that it intends to use the modified business plan and valuation report to generate an enterprise value for the Mirant Debtors which can be used for purposes of confirmation of a plan of reorganization for the Mirant Debtors. Absent a settlement among the Mirant Debtors, the Statutory Committees and the other parties, the Mirant Debtors do not expect that they and The Blackstone Group will complete the modifications ordered by the Bankruptcy Court before the end of September 2005.

At this time, it is not possible to accurately predict if, or when, the proposed Plan will be approved by the creditors and security holders and confirmed by the Bankruptcy Court, or if, and when, some or all of the Mirant Debtors may emerge from bankruptcy protection under Chapter 11.

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

Liabilities Subject to Compromise

The amounts subject to compromise consisted of the following items (in millions):

	June 30, 2005	December 31, 2004
Items, absent the bankruptcy filings, that would have been considered current at:
Accounts payable and accrued liabilities—affiliate	$61	$49
Accounts payable and accrued liabilities—nonaffiliate	45	41
Items, absent the bankruptcy filings, that would have been considered no current at:
Other noncurrent liabilities	1	1
Total	$107	$91

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

Back-to-Back Agreement Litigation:   On August 28, 2003, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the Back-to-Back Agreement (the “First Rejection Motion”), along with an adversary proceeding to enjoin PEPCO and the Federal Energy Regulatory Commission (the “FERC”) from taking certain actions against the Mirant Debtors (the “Injunction Litigation”). On October 9, 2003, the United States District Court for the Northern District of Texas entered an order that had the effect of transferring to that court from the Bankruptcy Court the First Rejection Motion and the Injunction Litigation. In December 2003, the district court denied the First Rejection Motion and, thereafter, dismissed the Injunction Litigation. The district court ruled that the Federal Power Act preempts the Bankruptcy Code and that a bankruptcy court cannot affect a matter within the FERC’s jurisdiction under the Federal Power Act, including the rejection of a wholesale power purchase agreement regulated by the FERC.

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

On January 21, 2005, the Mirant Debtors filed a motion in the bankruptcy proceedings to reject the APSA, including the Back-to-Back Agreement but not including other agreements entered into between Mirant and its subsidiaries and PEPCO under the terms of the APSA (the “Second Rejection Motion”). On February 10, 2005, PEPCO filed a motion requesting the district court to assert jurisdiction over and rule upon the Second Rejection Motion rather than having the Bankruptcy Court rule on that motion. On March 1, 2005, the district court ruled that it would withdraw the reference to the Bankruptcy Court of the Second Rejection Motion and would itself hear that motion.

Suspension of PEPCO Back-to-Back Payments:   On December 9, 2004, in an effort to halt further out-of-market payments under the Back-to-Back Agreement while awaiting resolution of issues related to the potential rejection of the Back-to-Back Agreement (but prior to notice of entry of the district court’s order of December 9, 2004), Mirant filed a notice in the Bankruptcy Court stating that Mirant was suspending further payments to PEPCO under the Back-to-Back Agreement absent further order of the court (the “Suspension Notice”). On December 10, 2004, in response to the Suspension Notice, PEPCO filed a motion in the district court seeking a temporary restraining order and injunctive relief to require Mirant to perform under the Back-to-Back Agreement (the “Injunctive Relief Motion”). On December 13, 2004, the district court issued an order referring the Injunctive Relief Motion to the Bankruptcy Court. On December 21, 2004, the Bankruptcy Court issued an order denying the temporary restraining order sought by PEPCO.

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

On January 19, 2005, the Bankruptcy Court entered an order embodying a ruling made orally by the court on January 14, 2005, in which it denied the Lift Stay Motion and the Administrative Expense Motion, but required the Mirant Debtors to pay amounts due under the Back-to-Back Agreement in January 2005 and thereafter until either (1) the Mirant Debtors filed a motion to reject the APSA, (2) the Fifth Circuit issued an order reversing the district court’s order of December 9, 2004 denying the motion to reject the Back-to-Back Agreement, or (3) the Mirant Debtors were successful in having the obligations under the Back-to-Back Agreement recharacterized as debt obligations. PEPCO filed an appeal of the Bankruptcy Court’s January 19, 2005 order. On January 21, 2005, the Mirant Debtors filed the Second Rejection Motion.

On March 1, 2005, the district court withdrew the reference to the Bankruptcy Court of the Second Rejection Motion and the Administrative Expense Motion, ordered the Mirant Debtors to pay PEPCO all past-due, unpaid obligations under the Back-to-Back Agreement by March 10, 2005 and dismissed as moot PEPCO’s appeal of the January 19, 2005 order denying the Administrative Expense Motion. The Mirant Debtors on March 4, 2005 filed a motion requesting that the district court reconsider its order of March 1, 2005 or alternatively to stay that order while the Mirant Debtors appeal it to the Fifth Circuit. On March 7, 2005, the district court modified the March 1, 2005 order to require PEPCO to file a response to the Mirant Debtors’ motion for reconsideration by March 14, 2005 and to delay until March 18, 2005, the date by which the Mirant Debtors were to pay past-due, unpaid obligations under the Back-to-Back Agreement.

On March 16, 2005, the Mirant Debtors filed a petition for writ of mandamus with the Fifth Circuit asking it to order the district court to vacate the March 1, 2005 order, as modified, and to reinstate PEPCO’s appeal of the Bankruptcy Court’s order of January 19, 2005 denying the Administrative Expense Motion. The petition asked the Fifth Circuit alternatively to stay the March 1, 2005 order until the Mirant Debtors’ appeal of that order was resolved. Also on March 16, 2005 the district court further modified its order of March 1, 2005 to clarify that the amounts to be paid by the Mirant Debtors by March 18, 2005 did not include any amounts that became due prior to the filing of the Chapter 11 cases on July 14, 2003. On March 16, 2005, the Mirant Debtors also appealed the district court’s March 1, 2005 order, as modified, to the Fifth Circuit. On March 17, 2005, the Fifth Circuit issued a temporary stay of the March 1, 2005 order, as modified. On April 11, 2005, the Fifth Circuit vacated the temporary stay entered on March 17, 2005, denied the petition for writ of mandamus and denied the Mirant Debtors’ request for a stay pending appeal. In its order, the Fifth Circuit concluded that the Mirant Debtors’ challenges to the district court’s order of March 1, 2005, as modified, could be remedied in their pending appeals and that the Mirant Debtors had not shown they would suffer irreparable harm if the order was not stayed pending appeal. On April 20, 2005, the district court entered an order directing the Mirant Debtors to pay PEPCO by April 25, 2005 all unpaid amounts due under the Back-to-Back Agreement accruing since the Petition Date to the extent they had not already done so, and to continue performance of all obligations under the agreement until further order of the district court. The Mirant Debtors have paid all amounts due under the Back-to-Back Agreement accruing since the Petition Date.

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

PEPCO Avoidance Action:   On July 13, 2005, Mirant and several of its subsidiaries, including Mirant Mid-Atlantic and Mirant Americas Generation, filed a lawsuit against PEPCO before the Bankruptcy Court to avoid and recover fraudulent transfers under 11 U.S.C. §§ 544 and 550 and applicable state law in connection with the acquisition of PEPCO’s assets by Mirant in December 2000 and disallow PEPCO’s proofs of claim. The suit asserts that Mirant did not receive fair value in return for the purchase price paid for the PEPCO assets and that the acquisition occurred at a time when Mirant was either insolvent or was rendered insolvent as a result of the transaction. The likely outcome of this proceeding cannot now be determined, and the Company cannot estimate what recovery, if any, it may obtain in this action.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Management, personnel and services	$16	$17	$31	$33
Services agreements	4	6	9	13
Administration arrangement	9	8	19	18
Total	$29	$31	$59	$64

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

The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying unaudited condensed consolidated statements of operations as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Cost of fuel, electricity and other products-affiliate	$1	$1	$3	$3
Operations and maintenance expense-affiliate	16	17	31	33
Total	$17	$18	$34	$36

Purchased Emissions Allowances from Mirant Americas Energy Marketing

The Company purchases emissions allowances from Mirant Americas Energy Marketing at Mirant Americas Energy Marketing’s original cost to purchase the emissions allowances. Where allowances have been purchased by Mirant Americas Energy Marketing from a Mirant affiliate, the price paid by Mirant Americas Energy Marketing is determined by market indices. For the six months ended June 30, 2005 and 2004, the Company purchased $6 million and $11 million, respectively, of emissions allowances from Mirant Americas Energy Marketing. For the six months ended June 30, 2005 and 2004, the Company sold allowances to Mirant Americas Energy Marketing for $5 million and $0, respectively. The allowances sold in the six months ended June 30, 2005 had a book value of $4 million resulting in a gain of $1 million, which is reflected in gross margin. Emissions allowances purchased from Mirant Americas Energy Marketing that were utilized in the three and six months ended June 30, 2005 were $15 million and $28 million, respectively, compared to $16 million and $23 million for the same periods in 2004, and are recorded in cost of fuel, electricity and other products—affiliate in the accompanying unaudited condensed consolidated statements of operations. Amounts expensed as a result of writing down emissions allowances to the lower of cost or market were $4 million for both the three and six months ended June 30, 2005, respectively. There was no expense recorded for the same periods in 2004 for lower of cost or market write downs . As of June 30, 2005, the Company had emissions allowances purchased from Mirant Americas Energy Marketing of $43 million, which are recorded in fuel stock and emissions allowances in the accompanying unaudited condensed consolidated balance sheets.

Fuel Oil Sales to Mirant Peaker

For the three and six months ended June 30, 2005, the Company sold $0 and $9 million, respectively, of fuel oil inventory from its Chalk Point facility to Mirant Peaker, which approximated book value, compared to $3 million and $7 million for the same periods in 2004.

D. Price Risk Management Assets and Liabilities

The fair values of Mirant Mid-Atlantic’s price risk management assets-affiliate and price risk management liabilities-affiliate, net of reserves, as of June 30, 2005 are included in the following table (in millions):

	Noncurrent Assets	Current Liabilities
Electricity	$(12)	$(77)
Natural gas	—	—
Coal/other	21	16
Total	$9	$(61)

Of the total $52 million net value liability at June 30, 2005, a net price risk management liability of $55 million relates to contracts to be settled in 2005, a $11 million net price risk management liability relates to contracts to be settled in 2006 and a $14 million net price risk management asset relates to contracts to be settled in 2007. The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at June 30, 2005 was approximately nine months. The net notional amount of the price risk management assets and liabilities at June 30, 2005 was a net short position of approximately 1.2 million equivalent megawatt hours (“MWh”).

During the second quarter of 2005, the Company was required to fair value certain of its coal contracts that were historically accounted for on an accrual basis pursuant to the normal purchases or normal sales exclusion of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments, (“SFAS 133”). Due to amendments to the terms of the coal contracts or the Company’s inability to continue to assert expected physical receipt and consumption of coal volumes in the normal course of business, these coal contracts no longer qualified for the normal purchases or normal sales exclusion. The fair value of these coal contracts, net of reserves, at June 30, 2005 approximated $39 million with a corresponding unrealized gain recorded in cost of fuel, electricity and other products-affiliate in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2005.

A coal mine that serves as a source for coal under one of these contracts is having various production issues, including a possible force majeure event. These issues have been considered in the calculation of fair value of the contract at June 30, 2005. If these production issues continue, the fair value of the contract may need to be adjusted downward.

E. Mirant Mid-Atlantic Operating Leases

In conjunction with the acquisition of certain assets from Potomac Electric Power Company (“PEPCO”), the Company has leased the Morgantown and the Dickerson baseload units and associated property for terms of 33.75 and 28.5 years respectively. The Company has an option to renew the leases for a period that would cover up to 75% of the economic useful life of the facilities, as measured from the beginning of the original lease term through the end of the proposed renewal lease term. The Company is accounting for these leases as operating leases. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $26 million and $51 million for the three and six months ended June 30, 2005, respectively, as compared to $24 million and $48 million for the same periods in 2004 and are recorded as generation facilities rent expense in the accompanying unaudited condensed consolidated statements of operations. While there is variability in the scheduled payment amounts over the lease term, the Company recognizes rental expense for these leases on a straight-line basis. As of June 30, 2005 and December 31, 2004, the Company has paid approximately $295 million and $285 million, respectively, of actual operating lease payments in accordance with the lease agreements in excess of rent expense recognized, and has reported these amounts as prepaid rent in the accompanying unaudited condensed consolidated balance sheets. A further $12 million of scheduled rent due on June 30, 2005 was funded through a draw made by the lease trustee on letters of credit arranged by Mirant. In addition to the regularly-scheduled rent payments, the Company paid an additional $6 million and $11 million as of June 30, 2005 and December 31, 2004, respectively, as required by the lease agreements.

Significant disputes have arisen between the Mirant Debtors, on the one hand, and the owner lessors and the indenture trustee for the Company’s leveraged leases, on the other hand, regarding, among other things, whether or not the leveraged lease transactions constitute a “lease” (or “leases”) within the meaning of section 365 of the Bankruptcy Code, or instead evidence a financing or other arrangement. In April 2005, the Bankruptcy Court dismissed the recharacterization claim filed by the Mirant Debtors, ruling that, based upon the current posture of the Chapter 11 cases, a determination on the merits was not presently warranted. In its ruling, the Bankruptcy Court reserved the right to reconsider the merits of recharacterization in the event that facts and circumstances changed in a manner such that further consideration would be warranted.

At this time, the Mirant Debtors maintain that the leases are not true leases for bankruptcy purposes. However, based on the Bankruptcy Court’s comments in its April 2005 ruling, the Mirant Debtors may determine to modify their proposed Plan (and related Disclosure Statement) to propose that the leases be assumed conditioned upon certain provisions in the leases—including the limitations on restricted payments and the restrictions on the incurrence of indebtedness and liens—being modified, stricken or determined to be unenforceable and certain alleged defaults determined as not requiring “cure” as a condition to assumption. In order to assume leases, a debtor-lessee must obtain bankruptcy court approval and, subject to certain exceptions set forth in the Bankruptcy Code, must cure any existing defaults under the applicable leases (unless such defaults are duly waived). It would be the Mirant Debtors’ objective that assumption would be approved at or before confirmation of the Plan, and that as part of the assumption or confirmation order, the Company would be relieved of the obligation to cure certain defaults and of the obligation to perform certain covenants. If it is not feasible for the Company to assume the leases because relief from certain defaults and/or covenants is not available, the two remaining alternatives are rejection and revisiting the issue of recharacterization. In the latter circumstance, if the Bankruptcy Court recharacterizes the leases as indebtedness, the Company may be required to re-evaluate the accounting for the leases. If, on the other hand, recharacterization is not sought or is not available, and/or the Company cannot or does not assume the leases, then the leases will be rejected. In that event, the owner lessors would be entitled to a return of the leased assets and would have a claim for damages, if any, arising from such rejection, subject to the limitation on allowed claims under section 502(b)(6) of the Bankruptcy Code applicable to leases of real property. Any claims arising on account of rejection would be subject to compromise in the Company’s Chapter 11 case. The impact of any of these events would be reflected in the Company’s consolidated financial statements if and when the events occur.

As a result of the Company’s bankruptcy filing, a lease event of default has occurred under the leases. The leases provide that, upon a lease event of default, the owner lessors’ remedies include (1) terminating the leases and repossessing the leased assets, (2) selling their interests in the leased assets, (3) demanding payment by the Company of the excess, if any, of the termination value over the fair market sales value of the leased assets or the discounted fair market rental value of the leased assets and (4) demanding payment of the termination value mitigated by a sale of the leased assets for the account of the Company. The termination value for the leases approximated $1.4 billion at June 30, 2005 and generally decreases over time. The ability of the owner lessors to exercise their remedies under the leases is currently stayed as a result of the Company’s Chapter 11 filing.

F. Litigation and Other Contingencies

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

Effect of Chapter 11 Proceedings

On July 14, 2003 and July 15, 2003 (the “Petition Date”), August 18, 2003, October 3, 2003 and November 18, 2003, the Mirant Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. As of the Petition Date, most pending litigation (including some of the actions described below) is stayed, and absent further order of the Bankruptcy Court, no party, subject to certain exceptions, may take any action, again subject to certain exceptions, to recover on pre-petition claims against the Mirant Debtors. One exception to this stay of litigation is for an action or proceeding by a governmental agency to enforce its police or regulatory power. The claims asserted in litigation and proceedings to which the stay applies may be fully and finally resolved in connection with the administration of the bankruptcy proceedings and, to the extent not resolved, will need to be addressed in the Plan. On November 19, 2003, the Bankruptcy Court entered an order staying most litigation pending against current or former officers, directors and managers of the Mirant Debtors arising out of the performance of their duties and against certain potential indemnitees of the Mirant Debtors. The Bankruptcy Court took that action to avoid the risk that the continuation of such litigation would impede the Mirant Debtors’ ability to reorganize or would have a negative impact upon the assets of the Mirant Debtors. At this time, it is not possible to predict the outcome of the Chapter 11 proceedings or their effect on the business of the Mirant Debtors or outstanding legal proceedings. The Mirant Debtors intend to resolve as many of these claims as possible through the claims resolution process in the bankruptcy proceeding or the Plan.

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

Mirant Potomac River Notice of Violation:   On September 10, 2003, the Virginia Department of Environmental Quality (“Virginia DEQ”) issued a Notice of Violation (“NOV”) to Mirant Potomac River alleging that it violated its Virginia Stationary Source Permit to Operate by emitting nitrogen oxide (“NOx”) in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap is unenforceable, noting that it can comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, the Company, the Virginia DEQ, the Maryland Department of the Environment, the United States Department of Justice (the “DOJ”) and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a consent decree that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The consent decree requires Mirant Potomac River and the Company to (1) install pollution control equipment at Mirant Potomac River’s plant and at the Morgantown plant leased by the Company in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at the Company’s Morgantown Units 1 and 2 in 2007 and 2008, the consent decree does not obligate the Mirant entities to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, the Company may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The aggregate amount of the civil penalties to be paid and costs to be incurred by Mirant Potomac River for the supplemental environmental projects is $1.5 million. The consent decree is subject to the approval of the district court and the Bankruptcy Court.

Mirant Potomac River Downwash Study:   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of sulfur dioxide (“SO2”), nitrogen dioxide (“NO2”), carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable national ambient air quality standards (“NAAQS”) and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes pollutants from an elevated source, such as a smokestack, to be mixed rapidly toward the ground resulting in higher ground level concentrations of pollutants. If the modeling analysis indicates that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order requires Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order. To the extent that the downwash study indicates that emissions from the Potomac River plant exceed either the NAAQS or the Virginia Standards of Performance for Toxic Pollutants, the remedial actions required could include material modifications to the plant or to its operation. The financial and operational implications of any such remedial actions are not known at this time. Mirant Potomac River received the Virginia DEQ’s approval of the modeling protocol on June 20, 2005 and has 60 days from that date to complete the modeling analysis.

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

At its December 18, 2004 meeting, the City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan. Under the terms of the approved action, the revocation of the 1989 SUPs was to take effect 120 days after the City Council revocation, provided, however, that if Mirant Potomac River within such 120-day period filed an application for the necessary special use permits to bring the plant into compliance with the zoning ordinance provisions then in effect, the effective date of the revocation of the 1989 SUPs would be stayed until final decision by the City Council on such application. The approved action further provides that if such special use permit application is approved by the City Council, revocation of the 1989 SUPs will be dismissed as moot, and if the City Council does not approve the application, the revocation of the 1989 SUPs will become effective and the plant will be considered a nonconforming use subject to abatement. On July 7, 2005, the Circuit Court for the City of Alexandria entered a consent order agreed to by the City of Alexandria and Mirant Potomac River in the suit described in the next paragraph that extends through October 17, 2005 the period within which Mirant Potomac River may file an application for the necessary special use permits.

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

G. Income Taxes

The Company is treated as a branch or division of Mirant Americas Generation’s parent, Mirant Americas, for income tax purposes, and not as a separate taxpayer. Mirant Americas is directly responsible for income taxes related to the Company’s operations. If the Company were to be allocated income taxes attributable to its operations, pro forma income tax expense (benefit) attributable to income before tax is $25 million and $17 million for the three and six months ended June 30, 2005, respectively, compared to $(5) million and $8 million for the same periods in 2004. The pro forma balance of the Company’s deferred income taxes is a net liability of  $162 million as of June 30, 2005.

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

On January 19, 2005, we filed our initial proposed plan of reorganization with the Bankruptcy Court, which we amended on March 25, 2005. We spent significant time and effort in our second quarter of 2005 participating in proceedings before the Bankruptcy Court with respect to the valuation of the Mirant Debtors. Pursuant to a letter dated June 30, 2005 from the Bankruptcy Court, as subsequently amended, we are now working with the Examiner appointed by the Office of The United States Trustee and The Blackstone Group to reflect modifications to our business plan and the valuation report prepared by The Blackstone Group based on the Bankruptcy Court’s instructions. The Bankruptcy Court indicated that it intends to use the modified business plan and valuation report to generate an enterprise value for the Mirant Debtors that can be used for purposes of confirmation of a plan of reorganization for the Mirant Debtors. Absent a settlement among the Mirant Debtors, the Statutory Committees and the other parties, we do not expect to complete these modifications ordered by the Bankruptcy Court before the end of September 2005. At this time, we are unable to predict the timing of our emergence from bankruptcy protection.

The key financial performance factors that have influenced our results are continued narrow conversion spreads and changes in the Company’s accounting for certain coal contracts that have given rise to the recognition of the fair value of certain coal contracts historically accounted for on an accrual basis of accounting.

For our business, changing commodity prices can result in volatile financial results, as our derivative instruments do not currently receive cash flow hedge accounting treatment in our financial statements. Instead, these derivative instruments are reflected in our financial statements at fair value, resulting in volatility in our gross margin. Our unrealized gains and losses for each period reflect changes in fair value of commodity contracts not yet settled and the reversal of unrealized gains and losses recognized in previous periods that settled in the current reporting period.

Our cash flows from operations decreased $38 million for the six months ended June 30, 2005 compared to the same period in 2004. The decrease in cash related to lower realized gross margin is primarily due to lower generation volumes, higher unit prices for fuel and emissions and losses on realized economic power hedges, partially offset by a cash settlement on a coal contract, gains on realized economic fuel hedges and higher prices for energy and ancillary services. Net cash used by changes in operating assets and liabilities decreased $10 million primarily due to a larger decrease in fuel stock and emissions allowances partially offset by a larger increase in prepaid rent.

Our gross margin increased $81 million and $28 million for the three and six months ended June 30, 2005 compared to the same periods in 2004. In 2005, we had an increase in unrealized gains of $98 million and $76 million for the three and six months ended June 30, respectively, compared to the same period in 2004,  primarily due to the recognition of the fair value of certain coal contracts in the second quarter of 2005. Unrealized gains in 2005 also resulted from the settlement of unfavorable power hedges in both the three and six months ended June 30, 2005. These gains were partially offset by unrealized losses on power contracts. Our realized gross margin decreases of $17 million and $48 million for the three and six months ended June 30, 2005, respectively, compared to the same periods in 2004 stem from lower generation volumes and narrower conversion spreads.

Results of Operations

Our gross margin and expenses from affiliates and nonaffiliates aggregated by classification are as follows (in millions):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2005	2004	Increase/ (Decrease)	2005	2004	Increase/ (Decrease)
Gross Margin	154	73	81	219	191	28
Operating Expenses:
Generation facilities rent	26	24	2	51	48	3
Depreciation and amortization	12	12	—	24	24	—
Operations and maintenance
Affiliate	29	31	(2)	59	64	(5)
Nonaffiliate	21	21	—	39	37	2
Total operating expenses	88	88	—	173	173	—
Operating Income (Loss)	66	(15)	81	46	18	28
Other (Expense) Income , net	(1)	—	(1)	(2)	—	(2)
Reorganization items, net	1	(1)	2	—	(2)	2
Net Income (Loss)	$64	$(14)	$78	$44	$20	$24

Our capacity factor (average percentage of full capacity used over a specific period) for the three and six months ended June 30, 2005 was 34% and 38%, respectively, compared to 41% and 45% for the same periods in 2004. Our power generation volumes for the three and six months ended June 30, 2005 (in gigawatt hours) were 3,173 and 7,089, respectively, compared to 3,761 and 8,446 for the same periods in 2004.

Three Months ended June 30, 2005 versus 2004

Gross Margin.   Our gross margin increased by $81 million for the three months ended June 30, 2005 compared to the same period for 2004 primarily due to the following:

•        A decrease of $17 million in realized gross margin primarily due to narrower conversion spreads and 16% lower generation volumes. Increased generation capacity in the PJM market and higher coal, oil and emissions allowance costs resulted in narrower conversion spreads. In addition, milder weather also contributed to lower generation volumes. Significant components of the $17 million decrease are as follows:

•         An increase of $43 million related to higher spot market prices for electricity.

•         An increase of $6 million due to income from the 2005 sale of a power option for 2006.

•         An increase of $5 million due to higher prices for ancillary services.

•         A decrease of $33 million related to the settlement of electricity contracts used to economically hedge our generation output.

•         A decrease of $15 million related to higher unit prices for fuel.

•         A decrease of $7 million due to lower generation volumes.

•         A decrease of $7 million due to lower prices for capacity.

•         A decrease of $5 million resulting from increased emissions prices primarily due to higher prices for NOx emissions allowances.

•         A decrease of $4 million due to realized losses related to gas and oil contracts used to economically hedge some of our fuel purchases.

•        An increase of $98 million related to unrealized gains from derivative instruments of $65 million in 2005 compared to unrealized losses of $33 million in 2004. The $65 million gain in 2005 is net of a $6 million loss due to the sale of a power option for 2006. The 2005 gain is primarily due to the recognition of the fair value of certain coal contracts in the second quarter of 2005, as well as the settlement of unfavorable power hedges in the same period. The 2004 loss primarily relates to power contracts for future periods, which economically hedged a portion of our energy price risk.

Operating Expenses.   Our operating expenses remained the same for the three months ended June 30, 2005 compared to the same period in 2004 primarily due to a $2 million reduction in labor and benefit costs offset by an increase in generation facilities rent of $2 million.

Six Months ended June 30, 2005 versus 2004

Gross Margin.   Our gross margin increased by $28 million for the six months ended June 30, 2005 compared to the same period for 2004 primarily due to the following:

•        A decrease of $48 million in realized gross margin primarily due to narrower conversion spreads and 16% lower generation volumes. Increased generation capacity in the PJM market and higher coal, oil and emissions allowance costs resulted in narrower conversion spreads. In addition, milder weather also contributed to lower generation volumes. Significant components of the $48 million decrease are as follows:

•         An increase of $62 million related to higher spot market prices for electricity.

•         An increase of $12 million due to a cash settlement in lieu of receiving certain volumes of coal from a coal supplier as a result of rail car transportation scheduling issues which resulted in lower cost of fuel—affiliate.

•         An increase of $9 million due to higher prices for ancillary services.

•         An increase of $6 million due to the 2005 sale of a power option for 2006.

•         A decrease of $66 million related to settlement of electricity contracts used to economically hedge our generation output.

•         A decrease of $28 million due to lower generation volumes.

•         A decrease of $25 million related to higher unit prices for fuel.

•         A decrease of $13 million resulting from increased emissions prices for SO2 and NOx emissions allowances.

•         A decrease of $6 million related to the settlement of fuel contracts used to economically hedge some of our fuel purchase requirements.

•        An increase of $76 million related to higher unrealized gains from derivative instruments of $9 million in 2005 compared to unrealized losses of $67 million in 2004. The $9 million gain in 2005 is net of a $6 million loss due to the sale of a power option for 2006. The 2005 gain is primarily due to the recognition of the fair value of certain coal contracts in the second quarter of 2005 and the roll-off of unfavorable power hedges in the same period, offset by increases in forward electricity prices. The 2004 loss primarily relates to power contracts for future periods, which economically hedged a portion of our energy price risk.

Operating Expenses.   Our operating expenses remained the same for the six months ended June 30, 2005 compared to the same period in 2004 primarily due to a $5 million reduction in labor and benefit costs and allocated corporate costs reflected in operations and maintenance-affiliate, offset by an increase in generation facilities rent of $3 million and an increase in operations and maintenance-nonaffiliate of $2 million.

Financial Condition

Liquidity and Capital Resources

The matters described in this section relate to future events or expectations and may be significantly affected by the Chapter 11 proceedings. The Chapter 11 proceedings have resulted in various restrictions on our activities, including limitations on financing, the need to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers and others with whom we may conduct or seek to conduct business. Upon exiting from bankruptcy, we will no longer be subject to these restrictions.

The Company and its subsidiaries continue to participate in the intercompany cash management program for the Mirant Debtors approved by the Bankruptcy Court and to be parties to the two-year debtor-in-possession credit facility, dated November 5, 2003 (the “DIP Facility”). The parties to the DIP Facility, including the Company, were in compliance with the DIP Facility covenants, or had received affirmative waivers of compliance where compliance was not attained, as of June 30, 2005. As of December 31, 2004, the borrowing base under the DIP Facility was $724 million. The borrowing base decreased $48 million in January and will decrease another $37 million following the consummation of the pending sale of certain Mirant assets. In addition, the DIP Facility matures on November 5, 2005. In the event that the Mirant Debtors have not emerged from bankruptcy and satisfied the obligations under the DIP Facility prior to such date, the Mirant Debtors will either seek an extension of the maturity date under the DIP Facility or terminate and satisfy the obligations thereunder. As of July 31, 2005, there were $40 million of letters of credit and no borrowings outstanding under the DIP Facility.

Under the leveraged leases, we are not permitted to make any dividends, distributions and other restricted payments unless (1) we satisfy the fixed charge coverage ratio on a historical basis for the last period of four fiscal quarters, (2) we are projected to satisfy the fixed charge coverage for the next two periods of four fiscal quarters, and (3) no significant lease default or event of default has occurred and is continuing. The projected fixed charge coverage ratios are based on projections that are not prepared to conform to the guidelines established by the American Institute of Certified Public Accountants regarding forecasts, and are not audited, reviewed or compiled by our independent registered public accounting firm. It should be noted that the forecasts, market assumptions and many other factors are inherently inaccurate and should not be relied on. Based on our calculation of the fixed charge coverage ratios under the leveraged leases as of June 30, 2005, we meet the required 1.7 to 1.0 ratio for restricted payments, both on an historical and projected basis. However, the historical ratio for June 30, 2005 and the projected historical ratio for September 30, 2005 are close to the required ratio. Further, the calculation of the fixed charge coverage ratio requires the determination of the “Consolidated EBITDA,” as defined in the lease agreements of Mirant Mid-Atlantic exclusive of depreciation, amortization and similar non-cash charges. Management has calculated the fixed charge coverage ratio excluding certain non-cash charges that management believes to be reasonable and appropriate. During the bankruptcy, cash movements among the Mirant Debtors have been made pursuant to intercompany loans as described above and the Mirant Debtors have not made dividends, distributions or capital contributions. Further, the relevance of the restricted payments test under the leveraged leases post-bankruptcy is unclear given the potential determination of the Mirant Debtors to modify their proposed Plan to provide for the assumption of the leveraged leases conditioned upon certain provisions thereof being modified, stricken or determined to be unenforceable—including the limitations on restricted payments. In the event the resolution of the outstanding litigation with respect to the treatment of the leveraged leases results in our assuming the leases with the same or similar limitations on restricted payments, we intend to seek confirmation of our application of the calculation of the fixed charge coverage ratio.

The proposed Plan provides for the organization of Mirant North America as an intermediate holding company that would be a subsidiary of Mirant Americas Generation and would be our parent company.

The proposed Plan provides for Mirant North America to incur certain indebtedness to be issued in connection with the Plan and to enter into a revolving credit facility for working capital and other purposes and secured by the assets of Mirant North America and its subsidiaries, other than us and our subsidiaries. We expect that any such revolving credit facility will include certain covenants typical in such credit facilities, including restrictions on dividends, distributions and other restricted payments. Further, we expect that any such revolving credit facility will include financial covenants that will exclude from the calculation of compliance with such covenants the financial results of any subsidiary that is unable to make distributions or dividends at the time of such calculation. Thus, our ability to make distributions to Mirant North America under our leveraged lease transaction is expected to have a material impact on the calculation of the financial covenants under the revolving credit facility and other debt of Mirant North America. The availability of the Mirant North America revolving credit facility is an important source of liquidity for us post-bankruptcy.

Cash Flows

Operating Activities.   Cash provided by operating activities decreased $38 million for the six months ended June 30, 2005 compared to the same period in 2004.

Net cash provided by operating activities excluding the changes in operating assets and liabilities decreased by $48 million. Our gross margin, excluding unrealized gains and losses, was $210 million in 2005 compared to $258 million in 2004. The decrease in cash related to lower realized gross margin is primarily due to lower generation volumes, higher unit prices for fuel and emissions and losses on realized economic power hedges, partially offset by a cash settlement on a coal contract and higher prices for energy and ancillary services.

During the six months ended June 30, 2005, changes in operating assets and liabilities required $35 million in cash and includes favorable changes in fuel stock and emissions allowances of $19 million, other assets, primarily related to prepaid taxes, of $15 million, payables to affiliate of $9 million and accounts payable and accrued liabilities of $3 million, offset by unfavorable changes in accounts receivable-affiliate of $63 million and prepaid rent of $17 million. During the six months ended June 30, 2004, changes in operating assets and liabilities required $45 million in cash and includes favorable changes in other assets of $14 million, accounts payable and accrued liabilities of $11 million, fuel stock and emissions allowances of $2 million and payables to affiliate of $2 million, offset by unfavorable changes in accounts receivable-affiliate of $61 million and prepaid rent of $13 million.

Investing Activities.   In 2005, capital expenditures for maintenance activities increased $20 million. In 2004, investing activities also included the issuance of a note receivable of $33 million to Mirant Americas Energy Marketing.

Financing Activities.   There were no financing activities for the six months ended June 30, 2005 and 2004.

Other Developments

Plan of Reorganization

On January 19, 2005, the Mirant Debtors filed a proposed Plan of Reorganization (as amended, the “Plan”) and Disclosure Statement (as amended, the “Disclosure Statement”) with the Bankruptcy Court. A First Amended Plan and a First Amended Disclosure Statement were filed on March 25, 2005. The proposed Plan sets forth a proposed structure of the Mirant Debtors at emergence from bankruptcy and outlines how the claims of creditors and stockholders are proposed to be treated. Once the Disclosure Statement is complete, the Bankruptcy Court will hold a hearing to determine its adequacy. If the Disclosure Statement is found by the Bankruptcy Court to contain adequate information, then the Mirant Debtors will use the Disclosure Statement to solicit votes on the proposed Plan from those creditors, security holders and interest holders who are entitled to vote on the proposed Plan.

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

U.S. Energy Legislation

The Energy Policy Act of 2005 (“Energy Policy Act”) was passed by the U.S. Congress in July 2005 and was signed into law in August 2005. This comprehensive legislation, in pertinent part, repeals the Public Utilities Holding Company Act (“PUHCA”) effective six months after enactment of the Energy Policy Act, establishes transmission reliability standards, offers incentives for transmission grid improvements and renewables, and prohibits market manipulation. The law does not contain provisions that would prevent or otherwise significantly impair the continuation of competitive markets. Overall, the legislation is not expected to have a demonstrable impact on Mirant’s business, but would eliminate limitations imposed by PUHCA, such as limitations currently imposed on Mirant’s exempt wholesale generator subsidiaries and foreign utility companies. In addition, the repeal of PUHCA would remove limitations on the ability of a public utility or any other entity to acquire public utility assets.

Environmental

Regional Greenhouse Gas Initiative.   Nine Northeast and Mid-Atlantic states created a cooperative to discuss the design of a regional cap and trade program initially covering carbon dioxide emissions from power plants in the region, the Regional Greenhouse Gas Initiative (“RGGI”). In the future, RGGI may be extended to include other sources of greenhouse gas emissions, and greenhouse gases other than carbon dioxide.

Clean Air Interstate Rule.   During the course of this decade, the EPA will be implementing new, more stringent ozone and particulate matter ambient air quality standards. It will also address regional haze visibility issues, which will result in new regulations that will likely require further emissions reductions from power plants, along with other emissions sources such as vehicles. To implement these air quality standards, the EPA promulgated the Clean Air Interstate Rule (“CAIR”) on March 10, 2005. The CAIR establishes, in the eastern United States, a more stringent SO2 cap and allowance trading program and a year round NOx cap and allowance trading program applicable to power plants. These cap and trade programs will be implemented in two phases, with the first phase going into effect in 2010 and more stringent caps going into effect in 2015. On August 1, 2005, to ensure emissions reductions required under CAIR are achieved, the EPA proposed a federal implementation plan (“FIP”) to require power plants in CAIR states to participate in one or more of three separate cap and trade programs. Public hearings on the proposal will be held in September. We will continue to monitor this rulemaking and attempt to develop compliance plans as necessary.

Critical Accounting Policies and Estimates

The accounting policies described below are considered critical to obtaining an understanding of our consolidated financial statements because their application requires significant estimates and judgments by management in preparing our consolidated financial statements. Management’s estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management believes that the following critical accounting policies and the underlying estimates and judgments involve a higher degree of complexity than others do. Management discussed the selection of and application of these accounting policies with our Board of Managers and our independent auditors.

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

The fair value of price risk management assets-affiliate and price risk management liabilities-affiliate in our unaudited condensed consolidated balance sheets are also impacted by our assumptions regarding interest rate and counterparty credit risk. The nominal value of the contracts is discounted using a forward interest rate curve based on the London InterBank Offered Rate (“LIBOR”). In addition, the fair value of our derivative contracts is reduced to reflect the estimated risk of default of counterparties on their contractual obligations.

The amounts recorded as revenues-affiliate and as cost of fuel, electricity and other products-affiliate change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivatives that do not currently qualify for cash flow or fair value hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, our financial statements—including gross margin, operating income and balance sheet ratios—are, at times, volatile and subject to fluctuations in value primarily due to changes in energy and fuel prices.

Bankruptcy Claims Assessment

Our accompanying unaudited condensed consolidated financial statements include, as liabilities subject to compromise, our estimated pre-petition liabilities and settlements approved by the Bankruptcy Court prior to June 30, 2005. In addition, we also reflect as liabilities subject to compromise the probable claim amounts relating to liabilities for litigation, accounts payable and accrued liabilities, and other liabilities (the “Probable Claims Estimates”). These Probable Claims Estimates require management to estimate the likely claim amount that will be allowed by the Bankruptcy Court prior to the Bankruptcy Court’s ruling on the individual claims. These estimates are based on reviews of claimants’ supporting material and assessments by management and outside experts. We expect that our estimates, although based on the best available information, will change as the claims are resolved in the Bankruptcy Court.

The following table summarizes the claims filed in our Chapter 11 case as of June 30, 2005:

	Total Number of Claims	Total Claims Exposure (in millions)
Total Claims Filed	370	$17,503
Less:
Redundant claims	19	—
Claims with basis for objection	157	17,462
Total Claims	194	41
Additional scheduled liabilities		3
Remaining Claims		$44

The amount of the claims, net of redundancies and amounts for which we have identified a basis for objection, totals approximately $41 million, as summarized above. This amount plus approximately $1.2 billion of estimated liabilities for which claims either have not been filed or have been filed with an undetermined amount represents the total estimate of current claims exposure as of June 30, 2005. The $1.2 billion of estimated liabilities is mainly related to our operating leases.

Long-Lived Assets

We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of an impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted expected future cash flows from that asset, or in the case of assets we expect to sell, at fair value less costs to sell.

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

Litigation

We are currently involved in certain legal proceedings. These legal proceedings are discussed in Note F to the unaudited condensed consolidated financial statements contained elsewhere in this report. We estimate the range of liability through discussions with legal counsel and analysis of applicable case law and legal precedents. We record our best estimate of a loss, if estimable, when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with changes in commodity prices. We are also exposed to counterparty credit risk. We are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” for a discussion of the accounting treatment for our price risk management activities and see Note D to the unaudited condensed consolidated financial statements for detail of our price risk management assets and liabilities as of June 30, 2005.

For a further discussion of market risks, refer to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.                        Controls and Procedures

Inherent Limitations in Control Systems

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all error and all fraud. Our management does, however, have reasonable assurance as to the effectiveness of our disclosure controls and procedures (discussed in the next paragraph).

Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2005. Based upon this evaluation, our management concluded that, as of June 30, 2005, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART II

Item 1.                        Legal Proceedings

There have been no material developments in legal proceedings involving the Company or its subsidiaries since those reported in Mirant Mid-Atlantic’s Annual Report on Form 10-K for the year ended December 31, 2004 and its Form 10-Q for the quarter ended March 31, 2005.

Item 6.                        Exhibits

(a)         Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsection (a) of Section 7241, Chapter 98 of Title 15, United States Code)
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Subsection (a) of Section 7241, Chapter 98 of Title 15, United States Code)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August, 2005.

MIRANT MID-ATLANTIC, LLC
By:	/s/ DAN STREEK
Vice President and Controller (Principal Accounting Officer)