Form 10-K
period 2005-12-31
MIRANT MID ATLANTIC LLC
filed 2006-03-31
CIK 1138258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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

(678) 579-5000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined by Rule 405 of the Securities Act).  ☐ Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes  ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  ☐  Large Accelerated Filer  ☐  Accelerated Filer  ☒  Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes  ☒ No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☒  Yes  ☐  No

All of our outstanding membership interests are held by our parent, Mirant North America, LLC, so we have no membership interests held by nonaffiliates.

We have not incorporated by reference any information into this Form 10-K from any annual report to securities holders, proxy statement or registration statement.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The information presented in this Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 in addition to historical information. These statements involve known and unknown risks and uncertainties and relate to future events, our future financial performance or our projected business results. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “estimate,” “predict,” “target,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

•       failure of our assets to perform as expected, including outages for unscheduled maintenance or repair;

•       our pursuit of potential business strategies, including the disposition or utilization of assets;

•       changes in market conditions, including developments in energy and commodity supply, demand, volume and pricing or the extent and timing of the entry of additional competition in our markets or those of our subsidiaries and affiliates;

•       increased margin requirements, market volatility or other market conditions that could increase our affiliates’ obligations to post collateral beyond amounts which are expected;

•       our inability to access effectively the over-the-counter and exchange-based commodity markets or changes in commodity market liquidity or other commodity market conditions, which may affect our ability to engage in asset management activities as expected;

•       our ability to borrow additional funds and access capital markets;

•       strikes, union activity or labor unrest;

•       weather and other natural phenomena, including hurricanes and earthquakes;

•       the cost and availability of emissions allowances;

•       our ability to obtain adequate fuel supply and delivery for our facilities;

•  curtailment of operations due to transmission constraints;

•       environmental regulations that restrict our ability to operate our business;

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

•       price mitigation strategies employed by independent system operators (“ISOs”) or regional transmission organizations (“RTOs”) that result in a failure to compensate our generation units adequately for all of their costs;

•       volatility in our gross margin as a result of our accounting for derivative financial instruments used in our asset management activities and volatility in our cash flow from operations resulting from working capital requirements, including collateral, to support our asset management activities;

•       our inability to enter into intermediate and long-term contracts to sell power and procure fuel on terms and prices acceptable to us; and

•       the disposition of the pending litigation described in this Form 10-K.

We undertake no obligation to publicly update or revise any forward looking statements to reflect events or circumstances that may arise after the date of this report.

Other factors that could affect our future performance (business, financial condition or results of operations and cash flows) are set forth under “Item 1A. Risk Factors.”

PART I

Item 1.        Business

Overview

We have historically been a direct wholly-owned subsidiary of Mirant Americas Generation, LLC (“Mirant Americas Generation”), which is an indirect wholly-owned subsidiary of Mirant Corporation (“Mirant”). Pursuant to the Plan of Reorganization (the “Plan”), at December 31, 2005, we are now a direct wholly-owned subsidiary of Mirant North America, LLC (“Mirant North America”), a newly organized holding company subsidiary of Mirant Americas Generation. We were formed as a Delaware limited liability company on July 12, 2000. We began operations on December 19, 2000 in conjunction with Mirant’s acquisition of certain generating assets and other related assets from Potomac Electric Power Company (“PEPCO”). Mirant previously assigned its rights and obligations under its acquisition agreement to us, our subsidiaries and certain of our affiliates.

We are an independent power provider that produces and sells electricity. We use derivative financial instruments, such as commodity forwards, futures, options and swaps, to manage our exposure to fluctuations in electric energy and fuel commodity prices. We historically executed these transactions with Mirant Americas Energy Marketing, LP (“Mirant Americas Energy Marketing”), one of our affiliates. Pursuant to the Plan and effective on February 1, 2006, we now execute these transactions with Mirant Energy Trading, LLC (“Mirant Energy Trading”) a newly formed wholly-owned subsidiary of Mirant North America.

As of March 3, 2006, we have economically hedged approximately 90%, 60%, 30% and 30% of our expected coal fired generation for the remainder of 2006, 2007, 2008 and 2009, respectively, and entered into purchase contracts for approximately 100%, 80%, 30% and 30% of our expected coal requirements for such periods. Included in such amounts are financial swap transactions we entered into with a counterparty in January 2006 pursuant to which we economically hedged approximately 80%, 50% and 50% of our expected on-peak coal fired baseload generation for 2007, 2008 and 2009, respectively. The financial swap transactions are senior unsecured obligations and do not require us to post cash collateral either in the form of initial margin or to secure exposure due to changes in power prices.

We own or lease four generation facilities with a total generation capacity of approximately 5,256 megawatts (“MW”) in the Washington, D.C. area: Chalk Point, Morgantown, Dickerson and Potomac River. Our combined capacity factor for 2005 was 39%. The Chalk Point facility is our largest facility in the region. It consists of two coal fired baseload units, two oil and gas fired intermediate units, two oil fired and five gas and oil fired peaking units for a total generation capacity of 2,429 MW. Our next largest facility in the region is the Morgantown facility, and it consists of two dual-fueled (coal and oil) baseload units and six oil fired peaking units, for a total generation capacity of 1,492 MW. The Dickerson facility has three coal fired baseload units, one oil fired and two gas and oil fired peaking units, for a total generation capacity of 853 MW. The Potomac River station has three coal fired baseload units and two coal fired intermediate units, for a total generation capacity of 482 MW. Power generated by our facilities is sold into the Pennsylvania-New Jersey-Maryland Interconnection Market (“PJM”). For a discussion of the PJM market, see “Regulatory Environment—U.S. Public Utility Regulation.”

Historically, Mirant Potomac River, LLC (“Mirant Potomac River”) and Mirant Peaker, LLC (“Mirant Peaker”) were our affiliates. Pursuant to the Plan, Mirant contributed its interest in Mirant Potomac River and Mirant Peaker to us in December 2005. The contributed subsidiaries were under the common control of Mirant and are collectively referred to as the “Contributed Subsidiaries.” Mirant’s contribution of the Contributed Subsidiaries resulted in a change of reporting entity under Accounting Principles Board Opinion No. 20, “Accounting Changes,” and accordingly we have restated the financial statements for all prior periods to reflect the financial information of the new reporting entity. For further discussion see Note 4 to the combined and consolidated financial statements.

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

On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to a directive from the Virginia Department of Environmental Quality (“Virginia DEQ”). The decision to temporarily shut down the facility arose from findings of a study commissioned under an agreement with the Virginia DEQ to assess the air quality in the area immediately surrounding the facility. The Virginia DEQ’s directive was based on results from the study’s computer modeling showing that air emissions from the facility have the potential to contribute to localized, modeled exceedances of the health-based national ambient air quality standards (“NAAQS”) under certain conditions. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the Federal Energy Regulatory Commission (“FERC”) and the Department of Energy (“DOE”) to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On December 20, 2005, due to a determination by the DOE that an emergency situation exists with respect to a shortage of electric energy, the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generation facility, as requested by PJM, during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met this requirement and did not significantly contribute to NAAQS exceedances. The DOE advised that it would consider Mirant Potomac River’s plan in consultation with the Environmental Protection Agency (“EPA”). The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering the rehearing requests further. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing immediate operation of one baseload unit and two cycling units, making it possible to bring the entire plant into service within approximately 28 hours. We are selling the output of the facility into PJM. The DOE’s order expires after September 30, 2006, but we expect we will be able to continue to operate these units after that expiration. In a letter received December 30, 2005, the EPA invited Mirant Potomac River and the Virginia DEQ to work with the EPA to ensure that Mirant Potomac River’s operating plan submitted to the DOE adequately addresses NAAQS issues. The EPA also asserts in its letter that Mirant Potomac River did not immediately undertake action as directed by the Virginia DEQ’s August 19, 2005, letter and failed to comply with the requirements of the Virginia State Implementation Plan established by that letter. Mirant Potomac River received a second letter from the EPA on December 30, 2005, requiring Mirant to provide certain requested information as part of an EPA investigation to determine the Federal Clean Air Act (“Clean Air Act”) compliance status of the Potomac River facility. The facility will not resume normal operations until it can satisfy the requirements of the Virginia DEQ and the EPA with respect to NAAQS, unless, for reliability purposes, it is required to return to operation by a governmental agency having jurisdiction to order its operation. On January 9, 2006, the FERC issued an order directing PJM and PEPCO to file a long-term plan to maintain adequate reliability in the Washington, D.C. area and surrounding region and a plan to provide adequate reliability pending implementation of this long-term plan. On February 8, 2006, PJM and PEPCO filed their proposed reliability plans. We are working with the relevant state and federal agencies with the goal of restoring all five units of the facility to normal operation in 2007.

The annual, quarterly and current reports, and any amendments to those reports, that we file with or furnish to the U.S. Securities and Exchange Commission (“SEC”) are available free of charge on Mirant’s website at www.mirant.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Information contained in this website is not incorporated into this Form 10-K.

As used in this report, “we,” “us,” “our,” the “Company” and “Mirant Mid-Atlantic” refer to Mirant Mid-Atlantic, LLC and its subsidiaries, unless the context requires otherwise.

Reorganization under Chapter 11 of the Bankruptcy Code

On July 14, 2003 (the “Petition Date”), and various dates thereafter, the Company and its subsidiaries were among the 83 direct and indirect Mirant subsidiaries in the United States that, along with Mirant (collectively, the “Mirant Debtors”) filed with the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (as amended, the “Bankruptcy Code”), commencing the case In re Mirant Corporation et al., Case No. 03-46590 (DML).

During the pendency of the Chapter 11 proceedings, we, along with the other Mirant Debtors, operated our business as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable orders, as well as other applicable laws and rules. In general, each of the Mirant Debtors, as a debtor-in-possession, was authorized under the Bankruptcy Code to continue to operate as an ongoing business, but not to engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.

On December 9, 2005, the Bankruptcy Court entered an order confirming our Plan, which became effective on January 3, 2006. The Plan set forth the structure of the Mirant Debtors at emergence and outlined how the claims of creditors and stockholders were to be treated. The implementation of the Plan resulted in, among other things, a new Mirant capital structure, the discharge of certain indebtedness, the satisfaction or disposition of various types of claims against the Mirant Debtors, the assumption or rejection of certain contracts and the establishment of a new Mirant Board of Directors.

On January 3, 2006, substantially all of the assets of the old Mirant were transferred to New Mirant, which, pursuant to the Plan, has no successor liability for any unassumed obligations of the old Mirant. On January 31, 2006, the trading and marketing business of Mirant Americas Energy Marketing, Mirant Americas Development, Inc., Mirant Americas Production Company, Mirant Americas Energy Capital, LLC, Mirant Americas Energy Capital Assets, LLC, Mirant Americas Development Capital, LLC, Mirant Americas Retail Energy Marketing, L.P., and Mirant Americas Gas Marketing I-XV, LLCs, (collectively, the “Trading Debtors”) was transferred to Mirant Energy Trading, which, pursuant to the Plan, has no successor liability for any unassumed obligations of the Trading Debtors. After these transfers took place, old Mirant and the Trading Debtors were transferred to a trust created under the Plan.

Competitive Environment

Historically, vertically integrated electric utilities with monopolistic control over franchised territories dominated the power generation industry in the United States. The enactment of the Public Utility Regulatory Policies Act of 1978 (“PURPA”), and the subsequent passage of the Energy Policy Act of 1992, fostered the growth of independent power producers. During the 1990s, a series of regulatory policies were partially implemented at both the federal and state levels to encourage competition in wholesale electricity markets.

As a result, independent power producers built new generating plants, purchased plants from regulated utilities and marketed wholesale power. Independent system operators (“ISOs”) and regional transmission organizations (“RTOs”) were created to administer the new markets and maintain system reliability. Beginning in the fall of 2001, however, in response to extreme price volatility and energy shortages in California, regulators began to re-examine the nature and pace of deregulation of wholesale electricity markets and that re-examination is continuing.

Independent power producers, as well as utilities, constructed primarily natural gas fired plants in the 1990s because such plants could be constructed more quickly and were less expensive to permit and build than nuclear facilities or plants fired by other fossil fuels. Stagnation in the growth of natural gas supplies, the increased demand from new generation facilities and the damage caused by hurricanes Katrina and Rita resulted in a sharp increase in the prices of natural gas during 2005. These high natural gas prices have significantly affected electricity prices in markets where gas fired units generally set the price. Some companies are constructing or attempting to obtain permits to construct additional liquefied natural gas receiving facilities which would increase the non-domestic supply of natural gas to the United States and could help to mitigate natural gas prices.

Coal fired generation and nuclear generation account for approximately 50% and 20%, respectively, of the electricity produced in the United States. Current high electricity prices as a result of high natural gas prices have led to renewed interest in new coal fired or nuclear plants. Some regulated utilities are proposing to construct clean coal units or new nuclear plants, in some cases with governmental subsidies or under legislative mandate. These utilities often are able to recover fixed costs through regulated retail rates, including, in many circumstances, the costs of environmental improvements to existing coal facilities, allowing them to build, buy and upgrade without relying on market prices to recover their investments as we must do.

A number of factors combined to create excess generating capacity in certain U.S. markets, including the substantial increase in construction of generation facilities following the deregulation efforts described above, capital investments by utilities aimed at extending the lives of older units and the inability to decommission certain plants for reliability reasons. Given the time necessary to permit and construct new power plants, we think that certain markets in the United States need to begin now the process of adding generating capacity to meet growing demand. Many ISOs are considering capacity markets as a way to encourage such construction of additional generation, but it is not clear whether independent power producers will be sufficiently incentivized to build this new generation.

As a result of recent events, many regulated utilities are seeking to acquire distressed assets or build new generation, in each case with regulatory assurance that the utility will be permitted to recover its costs, plus earn a return on its investment. Success by utilities in those efforts may put independent power producers at a disadvantage because they rely heavily on market prices rather than regulatory assurances.

Regulatory Environment

U.S. Public Utility Regulation

The U.S. electricity industry is subject to comprehensive regulation at the federal, state and local levels. At the federal level, the FERC has exclusive jurisdiction under the Federal Power Act over sales of electricity at wholesale and the transmission of electricity in interstate commerce. We and our subsidiaries that own generating facilities selling at wholesale or that market electricity at wholesale are a “public utility” subject to the FERC’s jurisdiction under the Federal Power Act. We and each such subsidiary must comply with certain FERC reporting requirements and FERC-approved market rules and are subject to FERC oversight of mergers and acquisitions, the disposition of FERC-jurisdictional facilities, and the issuance of securities. In addition, under the Natural Gas Act, the FERC has limited jurisdiction over certain sales for resale of natural gas, but does not regulate the prices received by the subsidiary that markets natural gas.

The Energy Policy Act of 2005 (“EPAct 2005”) became law on August 8, 2005, and it contains a wide range of provisions addressing many aspects of the electric industry. The EPAct 2005 repealed the Public Utility Holding Company Act of 1935 (“PUHCA”) and enacted the Public Utility Holding Company Act of 2005, which imposes on us additional obligations to maintain books and records unless we qualify for an exemption from these requirements, which is anticipated. The EPAct 2005 requires the FERC and other agencies to engage in numerous rulemakings and we are evaluating the potential impacts and opportunities that may result from these rulemakings. The EPAct 2005 authorizes the FERC to oversee new Electric Reliability Organizations that will develop and enforce national and regional reliability standards. In addition, the EPAct 2005 greatly expands the FERC’s ability to impose criminal and civil penalties for violations of the Federal Power Act with a specific emphasis on market manipulation and market transparency.

The FERC has authorized us and our subsidiaries that constitute public utilities under the Federal Power Act to sell energy and capacity at wholesale market-based rates and has authorized us and some of these subsidiaries to sell certain ancillary services at wholesale market-based rates. The majority of the output of the generation facilities owned by us and our subsidiaries that constitute public utilities is sold pursuant to this authorization. The FERC may revoke or limit our market-based rate authority if it determines that we possess market power in a regional market. The FERC requires that we and our subsidiaries with market-based rate authority, as well as those with blanket certificate authorization permitting market-based sales of natural gas, adhere to certain market behavior rules and codes of conduct, respectively. If we or any of our subsidiaries violate the market behavior rules or codes of conduct, the FERC may require a disgorgement of profits or revoke our market-based rate authority or blanket certificate authority. If the FERC were to revoke market-based rate authority, we would have to file a cost-based rate schedule for all or some of our sales of electricity at wholesale. If the FERC revoked the blanket certificate authority of our subsidiary, it would no longer be able to make certain sales of natural gas.

We and our subsidiaries owning generation were exempt wholesale generators under the PUHCA as amended. With the repeal of the PUHCA and the adoption of the Public Utility Holding Company Act of 2005, the FERC has put in place new regulations effective February 8, 2006, that allow our subsidiaries owning generation to retain their exempt wholesale generator status.

At the state and local levels, regulatory authorities historically have overseen the distribution and sale of retail electricity to the ultimate end user, as well as the siting, permitting and construction of generating and transmission facilities. Our existing generation may be subject to a variety of state and local regulations, including regulations regarding the environment, health and safety, maintenance, and expansion of generation facilities.

We sell power into the markets operated by PJM, which the FERC approved to operate as an ISO in 1997 and as an RTO in 2002. We have access to the PJM transmission system pursuant to PJM’s Open Access Transmission Tariff. PJM operates the PJM Interchange Energy Market, which is the region’s spot market for wholesale electricity, provides ancillary services for its transmission customers, performs transmission planning for the region and dispatches generators accordingly. PJM administers day-ahead and real-time marginal cost clearing price markets and calculates electricity prices based on a locational marginal pricing model. A locational marginal pricing model determines a price for energy at each node in a particular zone taking into account the limitations on transmission of electricity and losses involved in transmitting energy into the zone, resulting in a higher zonal price when cheaper power cannot be imported from another zone. Generation owners in PJM are subject to mitigation, which limits the prices that they may receive under certain specified conditions.

Load serving entities in PJM are required to have adequate sources of capacity. PJM operates a capacity market whereby load serving entities can procure their capacity requirements through a system-wide single clearing price auction. In PJM, all capacity is assumed to be universally deliverable, regardless of its location. PJM has greatly expanded its system over the last three years to include Allegheny Power, Commonwealth Edison, American Electric Power, Inc. (“AEP”), Duquesne Light, Dayton Power & Light (“DP&L”) and Dominion-Virginia Power. As a result, capacity prices have significantly declined. The PJM expansions have resulted in an apparent system-wide surplus of capacity, despite the fact that certain regions in PJM-Mid-Atlantic will need capacity additions within the next few years.

On August 31, 2005, PJM filed its Reliability Pricing Model (“RPM”) with the FERC. This proposal is intended to replace its current capacity market rules. The new RPM proposal would provide for establishment of locational deliverability zones for capacity phased in over a several year period beginning on June 1, 2006. If ultimately approved by the FERC in a form not materially different from what was filed, the new RPM would result in increased opportunities for generators to receive more revenues for their capacity. However, on November 5, 2005, PJM proposed to delay the effective date of the RPM until June 1, 2007, and it is impossible to predict whether this or a similar proposal will be adopted.

In addition, PJM and the Midwest Independent System Transmission Operator (“MISO”) have been directed by the FERC to establish a common and seamless market, an effort that is largely dependent upon the MISO’s ability first to establish and operate its markets. The development of a joint market is contingent on the approval of the internal costs to both entities to develop and operate the infrastructure necessary for joint operations. It is unclear at this time if either the respective entities or the FERC will approve such costs to achieve a common and seamless market.

Environmental Regulation

Our business is subject to extensive environmental regulation by federal, state and local authorities. This requires us to comply with applicable laws and regulations, and to obtain and comply with the terms of government issued operating permits. Our costs of complying with environmental laws, regulations and permits are substantial. For example, we estimate that our capital expenditures for environmental compliance will be approximately $230 million for 2006 and will be approximately $1 billion for 2006 through 2011. Our potential capital expenditures for environmental regulation are difficult to estimate because we cannot now assess what regulations may be applicable or what costs might be associated with certain regulations. Our capital expenditures will be materially impacted if the State of Maryland passes legislation or imposes regulations that increase beyond applicable federal law the restrictions on emissions of sulfur dioxide (“SO2”), nitrogen oxide (“NOx”) and mercury, or imposes restrictions on emissions of carbon dioxide (“CO2”). This legislation or regulation, or similar legislation or regulations in other states or by the federal government, may render some of our units uneconomic.

Air emissions regulations.   Our most significant environmental requirements generally fall under the Clean Air Act and similar state laws. Under the Clean Air Act, we are required to comply with a broad range of mandates concerning air emissions, operating practices and pollution control equipment. Our facilities are located in or near the Washington, D.C. area, which is classified by the EPA as not achieving certain NAAQS. As a result of the NAAQS classification, our operations are subject to more stringent air pollution requirements, including, in some cases, further emissions reductions. In the future, we anticipate increased regulation of generation facilities under the Clean Air Act and applicable state laws and regulations concerning air quality. Significant air regulatory programs to which we are subject include those described below.

Acid rain program.   The EPA promulgated regulations that establish cap and trade programs for SO2 emissions (the “Acid Rain Program”) from electric generating units in the United States. Under this system, the Acid Rain Program set a permanent ceiling (or cap) of 8.95 million allowances for total annual

SO2 allowance allocations to utilities. Each allowance permits a unit to emit one ton of SO2 during or after a specified year. Affected utility units were allocated allowances based on their historic fuel consumption and a specific emissions rate. Allowances may be bought, sold or banked. Some of our facilities have surplus allowances and some are required to purchase additional SO2 allowances to cover their emissions and maintain compliance. The costs of SO2 allowances have increased substantially in recent years. Prior to 2004, prices generally ranged between $100 and $200 per ton. Prices rose from approximately $200 per ton to approximately $800 per ton during 2004 and to approximately $1,600 per ton in 2005. We expect to be a net purchaser of allowances for 2006. Many factors can affect the price of SO2 allowances, and we cannot be certain that the price of allowances will not increase substantially from current historical highs in future years. Depending on the actual price and number of SO2 allowances we need to buy, such costs may materially impact us. This program and other regulations requiring further reductions in SO2 emissions, such as the Clean Air Interstate Rule (“CAIR”) may result in our deciding to further reduce emissions at some of our facilities through new control technology. The cost of additional pollution control technology could be significant; however, it could be partially offset by the avoided cost of purchasing SO2 allowances. For additional discussion of SO2 control technology see the discussion of the CAIR below.

NOx SIP call.   New NOx regulations will require a combination of capital expenditures and the purchase of emissions allowances in the future. The EPA has promulgated regulations that established emissions cap and trade programs for NOx emissions from electric generating units in most of the eastern states (the “NOx SIP Call”). These programs were implemented beginning May 2003 in the Northeast and May 2004 in the rest of the Eastern United States. Under these regulations, a facility receives an allocation of NOx emissions allowances. If a facility exceeds its allocated allowances, the facility must purchase additional allowances. Some of our facilities have been required to purchase NOx allowances to cover emissions to maintain compliance. The cost of allowances will fluctuate in future years, and depending on the actual price and number of NOx allowances we need to buy, such costs could materially affect our operations. As a result, we may decide to reduce NOx emissions through control technology in addition to what is already installed or planned. The cost of additional pollution control technology could be significant; however, it may be partially offset by the avoided cost of purchasing NOx allowances to operate the facility.

CAIR.   In March 2005, the EPA issued the CAIR, which establishes in the Eastern United States a more stringent SO2 cap and allowance trading program and a year round NOx cap and allowance trading program applicable to generation facilities. These cap and trade programs would be implemented in two phases, with the first phase going into effect in 2010 and more stringent caps going into effect in 2015. In order to comply with the first phase of those regulations, we will have to install additional pollution control equipment, and/or purchase additional emissions allowances, at significant cost. Currently, we are planning to install pollution control equipment at our facilities to address, in part, our requirements under the first phase of the CAIR. The costs of that equipment are included in our estimate of anticipated environmental capital expenditures from 2006 through 2011. However, since the determination of how much pollution control equipment to install is based upon factors such as the cost of emissions allowances and the operational demands on our generation facilities, our plans may change significantly over the coming years.

CAMR.   The EPA promulgated the Clean Air Mercury Rule (“CAMR”) on March 15, 2005, which utilizes a market-based cap and trade approach under Section 111 of the Clean Air Act. It requires emissions reductions in two phases, with the first phase going into effect in 2010 and the more stringent cap going into effect in 2018. It is our view that the pollution control equipment we intend to install to comply with the CAIR should adequately reduce mercury emissions to the levels required by 2010. We cannot currently estimate the costs to comply with the reductions required by 2018, but they may be material. The CAMR has faced considerable political and legal opposition, as a result of which the EPA in October 2005 issued a notice of proposed rulemaking to reconsider certain aspects of the CAMR. The

CAMR is currently being challenged in federal court. Those challenges may lead to amendments to the CAMR or passage of different mercury control legislation, which could require stricter control of mercury emissions and/or more expensive control equipment.

NSR enforcement initiative.   In 1999, the Department of Justice (“DOJ”) on behalf of the EPA commenced enforcement actions against a number of companies in the power generation industry for alleged violations of the new source review regulations (“NSR”) promulgated under the Clean Air Act, which require permitting and impose other requirements for certain maintenance, repairs and replacement work on facilities. These enforcement actions can result in a facility owner having obligations to, among other things, install emissions controls at significant costs. These enforcement actions were broadly challenged by the industry in the courts and the EPA. We have complied with the NSR regulations as they have been interpreted in final, binding decisions. In 2001 the EPA requested information concerning our facilities covering a time period that predates our ownership or leasing. The challenges to the new interpretation of the NSR regulations may affect the enforcement actions, but there is no assurance that there will not be further requests or enforcement proceedings that can materially affect our plants.

Climate change.   Concern over climate change deemed by many to be induced by rising levels of greenhouse gases in the atmosphere has led to significant legislative and regulatory efforts to limit greenhouse gas emissions.

In 1998, the United States became a signatory to the Kyoto Protocol of the United Nations Framework Convention on Climate Change. The Kyoto Protocol, which became effective in February 2005 after Russia’s ratification in November 2004, calls for developed nations to reduce their emissions of greenhouse gases to 5% below 1990 levels by 2012. CO2, which is a major byproduct of the combustion of fossil fuel, is a greenhouse gas that would be regulated under the Kyoto Protocol. The United States Senate indicated that it would not enact the Kyoto Protocol, and in 2002 President Bush confirmed that the United States would not enter into the Kyoto Protocol. Instead, the President indicated that the United States would support voluntary measures for reducing greenhouse gases and technologies that would use or dispose of CO2 effectively and economically. As the Kyoto Protocol becomes effective in other countries, there is increasing pressure for sources in the United States to be subject to mandatory restrictions on CO2 emissions. In the last year, the United States Congress has considered bills that would regulate domestic greenhouse gas emissions, but such bills have not received sufficient Congressional approval to date to become law. If the United States ultimately ratifies the Kyoto Protocol and/or if the United States Congress or individual states or groups of states in which we operate ultimately pass legislation regulating the emissions of greenhouse gases (see discussion of the Regional Greenhouse Gas Initiative below), any resulting limitations on generation facility CO2 emissions could have a material adverse impact on all fossil fuel fired generation facilities (particularly coal fired facilities), including ours.

On December 20, 2005, seven states in the Northeast agreed to go forward with the implementation of a cooperative known as the Regional Greenhouse Gas Initiative (“RGGI”). This is the first multi-state regional initiative that uses a regional cap and trade program to reduce CO2 emissions from power plants of 25 MW or greater. The program aims to stabilize CO2 emissions to current levels from 2009 to 2015. This will be followed by a 10% reduction in emissions by 2019. Maryland is in observer status to the RGGI process and is currently not a signatory to the agreement.

This initiative envisions participating states executing a memorandum of understanding and then promulgating implementing regulations based on the RGGI template. The recommended allocation scheme calls for allocation of 20% of allowances to a public benefit purpose and 5% to a regional strategic carbon fund, thereby further reducing allowances available to affected facilities. In the future, the RGGI may include other sources of greenhouse gas emissions and greenhouse gases other than CO2. If the RGGI results in mandatory regulations in states where we have generating units, our costs of implementation may be material.

Proposed Maryland clean power rule and other air legislative and regulatory developments.   In addition to the implementation of existing requirements, there are additional environmental requirements under consideration by the federal and various state legislatures and environmental regulatory bodies. Maryland’s governor announced in November 2005 that he intends to propose a Maryland Clean Power Rule, that would require deep reductions in NOx emissions (69% reduction) by the year 2009, and in SO2 emissions (85% reduction) and mercury emissions (70% reduction) by the year 2010, at six Maryland coal fired generation facilities, including our Chalk Point, Dickerson and Morgantown facilities. If the rulemaking proceeds according to the timing indicated by the Governor’s office, that regulation would become effective in the summer of 2006. Although we have not fully evaluated the impacts of the Governor’s proposed rule as announced, if adopted, it would limit our ability to acquire emissions allowances for use associated with our Maryland power facilities, and would require us to consider the economic impact of increasing substantially our capital expenditures from 2006 through 2010, which may have a material impact on us. The Governor’s rule, which does not require legislative approval, was approved by the Air Quality Control Advisory Council on March 13, 2006, and will be the subject of regional public hearings in the early spring of 2006. Maryland hopes to adopt the rule during the summer of 2006.

In addition to the proposed state regulations, the Maryland Legislature is in the process of moving the Healthy Air Act in both the Senate (“SB 154”) and in the House (“HB 189”). The House and Senate bills were introduced simultaneously on January 19, 2006. The legislation is similar to the Maryland Clean Power Rule; however, it would require deeper reductions of NOx, SO2, mercury and CO2. On March 20, 2006, the Senate passed their version of the bill which requires reductions of NOx in two phases beginning in 2009 and 2012 and SO2 in 2010and 2015. It also requires reductions of mercury emissions by the years 2010 and 2012. More importantly, unlike the Maryland Clean Power Rule, the legislation also addresses CO2 by requiring the State to join the Northeast Regional Greenhouse Gas Initiative (RGGI). RGGI will require mandatory reductions of CO2 emissions beginning in 2009 with a second phase in 2019. The House bill is likely to be acted upon by March 31, 2006. If passed in the House, the two bills would be debated and combined into one to be sent to the Governor for his approval. The reductions would be required at all three of our Maryland coal fired generation facilities. There is currently no technology that would meet the proposed requirements for mercury and CO2, and we would have to consider running the facilities less in order to comply.

In addition to the state activities, at the federal level the Bush Administration has submitted to Congress Clean Air Act multi-emissions reform legislation, which would promulgate a new emissions cap and trade program for NOx, SO2 and mercury emissions from generation facilities. This legislation would require generation facilities to reduce overall emissions of these pollutants by approximately 50-75% phased in during the 2008-2018 timeframe, which is similar to the types of overall reductions required under CAIR and CAMR. More stringent multi-emissions reform legislation also has been proposed in Congress by some lawmakers. If enacted as proposed, some of this legislation may materially impact us.

The EPA and the states are also in the process of implementing new, more stringent ozone and particulate matter ambient air quality standards and the EPA’s rules addressing regional haze visibility issues. The full implementation of any of these rules may result in further emissions reduction requirements for some of our facilities.

Water regulations.   We are required under the Federal Water Pollution Control Act (“Clean Water Act”) to comply with effluent and intake requirements, technological controls requirements and operating practices. Our wastewater discharges are subject to permitting under the Clean Water Act, and our permits under the Clean Water Act are subject to review every five years. As with air quality regulations, federal and state water regulations are expected to increase and impose additional and more stringent requirements or limitations in the future. It is our view that the regulations promulgated by the EPA to implement Section 316(b) of the Clean Water Act, will require us to incur substantial expenses in future years. These regulations address the need to require the best technology available for cooling water intake structures to minimize adverse effects on fish and shellfish. These regulations set performance standards for all existing large power plants and are intended to reduce the losses of aquatic organisms inadvertently pulled into a power plant’s circulating water system. Potential compliance alternatives include using existing technologies, selecting additional fish protection technologies and using restoration measures. Over the next few years, our generation facilities subject to this cooling water intake regulation will be evaluating and implementing the requirements of the 316 (b) regulation by completing impingement and entrainment studies, evaluating technologies, operational measures and restoration measures. The cost of installing protection technologies may be material.

Wastes, hazardous materials and contamination.   Our facilities are subject to several waste management laws and regulations. The Resource Conservation and Recovery Act of 1976 set forth comprehensive requirements for handling of solid and hazardous wastes. The generation of electricity produces non-hazardous and hazardous materials, and we incur substantial costs to store and dispose of waste materials from these facilities. The EPA may develop new regulations that impose additional requirements on facilities that store or dispose of fossil fuel combustion materials, including types of coal ash. If so, we may be required to change the current waste management practices at some facilities and incur additional costs for increased waste management requirements.

Additionally, the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA” or “Superfund”) establishes a framework for dealing with the cleanup of contaminated sites. Many states have enacted similar state superfund statutes as well as other laws imposing obligations to investigate and clean up contamination.

Employees

At December 31, 2005, we employed through contracts with Mirant Services, LLC (“Mirant Services”), a direct subsidiary of Mirant, approximately 684 people, of whom approximately 603 were employed at our power plants.

Labor Subject to Collective Bargaining Agreements

At our facilities located in Virginia and Maryland, we have a collective bargaining agreement with the International Brotherhood of Electrical Workers Local 1900 that covers approximately 476 employees. This agreement was reached in October 2004 and extends until June 2010.

Item 1A.   Risk Factors

The following are factors that could affect our future performance:

Our revenues are unpredictable because our facilities operate without long-term power purchase agreements, and our revenues and results of operations depend on market and competitive forces that are beyond our control.

We sell capacity, energy and ancillary services from our generating facilities to Mirant Energy Trading, formerly Mirant Americas Energy Marketing, under a power sales, fuel supply, and services agreement (the “Power and Fuel Agreement”). The price received from the sales of these products is equal to the price received by Mirant Energy Trading from selling into competitive power markets. The market for wholesale electric energy and energy services in the PJM market is largely based on prevailing market forces, subject to regulatory caps, and, therefore we are not guaranteed any return on our capital investments through mandated rates. The price for which we can sell our output may fluctuate on a day-to-day basis. However, there are rules regarding such things as price and bid caps that restrict the absolute movement of prices, as would occur in a truly deregulated market. Among the factors that will influence the PJM market prices, all of which are beyond our control, are:

•       the failure of market regulators to develop efficient mechanisms to compensate merchant generators for the value of providing capacity needed to meet demand;

•       actions by regulators, PJM and other bodies that may prevent capacity and energy prices from rising to the level sufficient for recovery of our costs, our investment and an adequate return on our investment;

•       the ability of wholesale purchasers of power to make timely payment for energy or capacity, which may be adversely impacted by factors such as retail rate caps, refusal by regulators to allow utilities to fully recover their wholesale power costs and investments through rates, catastrophic losses, and losses from investments in unregulated businesses;

•       the fact that increases in prevailing market prices for fuel oil, coal, natural gas and emissions allowances may not be reflected in increased prices we receive for sales of energy;

•       increases in supplies due to actions of our current competitors or new market entrants, including the development of new generating facilities that may be able to produce electricity less expensively than our generating facilities, and improvements in transmission that allow additional supply to reach our markets;

•       the competitive advantages of certain competitors including continued operation of older power plants in strategic locations after recovery of historic capital costs from ratepayers;

•       existing or future regulation of our markets by the FERC and PJM, including any price limitations and other mechanisms to address some of the price volatility or illiquidity in the market or the physical stability of the system;

•       regulatory policies of state agencies which affect the willingness of our customers to enter into long-term contracts generally, and contracts for capacity in particular;

•       weather conditions that depress demand or increase the supply of hydro power; and

•       changes in the rate of growth in electricity usage as a result of such factors as regional economic conditions and implementation of conservation programs.

In addition, unlike most other commodities, electric energy can only be stored on a very limited basis and generally must be produced at the time of use. As a result, the wholesale power markets are subject to substantial price fluctuations over relatively short periods of time and can be unpredictable.

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

We engage in price risk management activities related to sales of electricity and purchases of fuel and we receive income and incur losses from these activities. We may use forward contracts and derivative financial instruments, such as futures contracts and options, to manage market risk and exposure to volatility in electricity, coal, natural gas, emissions and oil prices. We cannot provide assurance that these strategies will be successful in managing our price risks, or that they will not result in net losses to us as a result of future volatility in electricity and fuel markets.

Many factors influence commodity prices, including weather, market liquidity, transmission and transportation inefficiencies, availability of competitively priced alternative energy sources, demand for energy commodities, natural gas, crude oil and coal production, natural disasters, wars, embargoes and other catastrophic events, and federal and state environmental regulation and legislation.

Additionally, we expect to have an open position in the market, within our established guidelines, resulting from the management of our portfolio. To the extent open positions exist, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably. Furthermore, the risk management procedures we have in place may not always be followed or may not always work as planned. As a result of these and other factors, we cannot predict the impact that risk management decisions may have on our business, operating results or financial position. Although management devotes a considerable amount of attention to these issues, their outcome is uncertain.

We are exposed to the risk of fuel and fuel transportation cost increases and volatility and interruption in fuel supply because our facilities generally do not have long-term agreements for natural gas, coal and oil fuel supply.

Although we attempt to purchase fuel based on our known fuel requirements, we still face the risks of supply interruptions and fuel price volatility. Our cost of fuel may not reflect changes in energy and fuel prices in part because we must pre-purchase inventories of coal and oil for reliability and dispatch requirements, and thus the price of fuel may have been determined at an earlier date than the price of energy generated from it. The price we can obtain from the sale of energy may not rise at the same rate, or may not rise at all, to match a rise in fuel costs. This may have a material adverse effect on our financial performance. The volatility of fuel prices could adversely affect our financial results and operations.

Operation of our generation facilities involves risks that may have a material adverse impact on our cash flows and results of operations.

The operation of our generation facilities involves various operating risks, including, but not limited to:

•       the output and efficiency levels at which those generation facilities perform;

•       interruptions in fuel supply;

•       disruptions in the delivery of electricity;

•       adverse zoning;

•       breakdowns or equipment failures (whether due to age or otherwise);

•       restrictions on emissions;

•       violations of our permit requirements or changes in the terms of or revocation of permits;

•       releases of pollutants and hazardous substances to air, soil, surface water or groundwater;

•       shortages of equipment or spare parts;

•       labor disputes;

•       operator errors;

•       curtailment of operations due to transmission constraints;

•       failures in the electricity transmission system which may cause large energy blackouts;

•       implementation of unproven technologies in connection with environmental improvements; and

•       catastrophic events such as fires, explosions, floods, earthquakes, hurricanes or other similar occurrences.

A decrease in, or the elimination of, the revenues generated by our facilities or an increase in the costs of operating such facilities could materially impact our cash flows and results of operations, including cash flows available to us to make payments on our obligations.

For example on December 16, 2005, one of the generating units at our Chalk Point facility experienced a forced outage as a result of a structural failure in one of its retired-in-place precipitators. The failure caused damage to associated ductwork. The Chalk Point facility resumed normal operations on January 17, 2006. On September 18, 2005, Unit No. 1 at the Morgantown facility experienced a forced outage in response to high turbine vibration resulting from the failure of one low pressure turbine blade. This failure required the unit to be shut down. The unit returned to service on November 18, 2005.

The accounting for our asset hedging activities may increase the volatility of our quarterly and annual financial results.

We engage in asset management activities in order to economically hedge our exposure to market risk with respect to (1) electricity sales from our generation facilities, (2) fuel utilized by those facilities and (3) emissions allowances. We generally attempt to balance our fixed-price physical and financial purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations through the use of financial and physical derivative contracts. Some of these derivatives from our asset hedging activities are recorded on our balance sheet at fair value pursuant to Statement of Financial Accounting Standards Board (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”). None of our derivatives recorded at fair market value are designated as hedges under SFAS No. 133 and changes in their fair value are therefore recognized currently in earnings as unrealized gains or losses. As a result, our financial results—including gross margin, operating income and balance sheet ratios—will, at times, be volatile and subject to fluctuations in value primarily due to changes in electricity and fuel prices. For example, for the year ended December 31, 2005, we were required to mark-to-market contracts resulting in a $97 million charge as compared to the year ended December 31, 2004, when we were required to mark-to-market contracts resulting in a $75 million charge. For a more detailed discussion of the accounting treatment of our asset hedging activities, see Note 8 to our combined and consolidated financial statements, included herein.

Our results are subject to quarterly and seasonal fluctuations.

Our operating results have fluctuated in the past and may continue to do so in the future as a result of a number of factors, including:

•       seasonal variations in demand and corresponding energy and fuel prices; and

•       variations in levels of production.

We compete to sell energy and capacity in the wholesale power markets against some competitors that enjoy competitive advantages, including the ability to recover fixed costs through rate base mechanisms and a lower cost of capital.

Regulated utilities in the wholesale markets generally enjoy a lower cost of capital than we do and often are able to recover fixed costs through regulated retail rates including, in many cases, the costs of generation, allowing them to build, buy and upgrade generation facilities without relying exclusively on market clearing prices to recover their investments. The competitive advantages of such participants could adversely impact our ability to compete effectively and could have an adverse impact on the revenues generated by our facilities.

Our business and activities are subject to extensive environmental requirements and could be adversely affected by such requirements, including future changes to them.

Our business is subject to extensive environmental regulation by federal, state and local authorities, which, among other things, restricts the discharge of pollutants into the air, water and soil, and also governs the use of water from adjacent waterways. Such laws and regulations frequently require us to obtain operating permits and remain in continuous compliance with the conditions established by those operating permits. To comply with these legal requirements and the terms of our operating permits, we must spend significant sums on environmental monitoring, pollution control equipment and emissions allowances. If we were to fail to comply with these requirements, we could be subject to civil or criminal liability and the imposition of liens or fines. In addition, we may be required to shut down facilities if we are unable to comply with the requirements, such as with CO2 regulations for which there currently is not a technical compliance solution, or if we determine the expenditures required to comply are uneconomic.

In addition, environmental laws, particularly with respect to air emissions, wastewater discharge and cooling water intake structures, are generally becoming more stringent, which may require us to make expensive facility upgrades or restrict our operations to meet more stringent standards. With the trend toward stricter standards, greater regulation, and more extensive permitting requirements, we expect our environmental expenditures to be substantial in the future. Although we have budgeted for significant expenditures to comply with these requirements, actual expenditures may be greater than budgeted amounts. We may have underestimated the cost of the environmental work we are planning or the air emissions allowances we anticipate buying. In addition, new environmental laws may be enacted, new or revised regulations under those laws may be issued, the interpretation of such laws and regulations by regulatory authorities may change, or additional information concerning the way in which such requirements apply to us may be identified. For example, in November 2005, Maryland’s governor announced that he intends to propose a Maryland Clean Power Rule, that would require deep reductions in NOx emissions by 2009 and in SO2 and mercury emissions by 2010 at six Maryland coal fired power facilities, including our Chalk Point, Dickerson and Morgantown facilities. If the rulemaking proceeds according to the timing indicated by the Governor’s office, that rule would become law in the summer of 2006. Although we have not fully evaluated the impacts of the Governor’s proposed rule as announced, if adopted as proposed it would require us to increase substantially our capital expenditure requirements from 2006 through 2010 in a way that could materially and adversely affect us. We may not be able to recover incremental capital costs of compliance with new environmental regulations, which may adversely affect our financial performance and condition.

From time to time we may not be able to obtain necessary environmental regulatory approvals. Such approvals could be delayed or subject to onerous conditions. If there is a delay in obtaining any environmental regulatory approvals or if onerous conditions are imposed, the operation of our generation facilities or the sale of electricity to third parties could be prevented or become subject to additional costs. Such delays or onerous conditions could have a material adverse effect on our financial performance and condition.

Certain environmental laws, including CERCLA and comparable state laws, impose strict, and in many circumstances, joint and several liability for costs of contamination in soil, groundwater and elsewhere. Releases of hazardous substances at our generation facilities, or at locations where we dispose of (or in the past disposed of) hazardous substances and other waste, could require us to spend significant sums to remediate contamination, regardless of whether we caused such contamination. The discovery of significant contamination at our generation facilities, at disposal sites we currently utilize or have formerly utilized, or at other locations for which we may be liable, or the failure or inability of parties contractually responsible to us for contamination to respond when claims or obligations regarding such contamination arise, could have a material adverse effect on our financial performance and condition.

The expected decommissioning and/or site remediation obligations of certain of our generation facilities may negatively impact our cash flows.

We expect that certain of our generation facilities and related properties will become subject to decommissioning and/or site remediation obligations that may require material expenditures. The exact amount and timing of such expenditures, if any, is not presently known. Furthermore, laws and regulations may change to impose material additional decommissioning and remediation obligations on us in the future. If we are required to make material expenditures to decommission or remediate one or more of our facilities, such obligations will impact our cash flows and may adversely impact our ability to make payments on our obligations.

Our business is subject to complex government regulations. Changes in these regulations, or their administration, by legislatures, state and federal regulatory agencies, or other bodies may affect the costs of operating our facilities or our ability to operate our facilities. Such cost impacts, in turn, may negatively impact our financial condition and results of operations.

Generally, we are subject to regulation by the FERC regarding the terms and conditions of wholesale service and rates, as well as by state agencies regarding physical aspects of the generation facilities. Our generation is sold at market prices under the market-based rate authority granted by the FERC. If certain conditions are not met, the FERC has the authority to withhold or rescind market-based rate authority and require sales to be made based on cost-of-service rates. A loss of our market-based rate authority could have a materially negative impact on our generation business.

Even where market-based rate authority has been granted, the FERC may impose various forms of market mitigation measures, including price caps and operating restrictions, where it determines that potential market power might exist and that the public interest requires such potential market power to be mitigated. In addition to direct regulation by the FERC, our assets are subject to rules and terms of participation imposed and administered by PJM. While PJM is itself ultimately regulated by the FERC, PJM can impose rules, restrictions and terms of service that are quasi-regulatory in nature and can have a material adverse impact on our business. For example, PJM may impose bidding and scheduling rules, both to curb the potential exercise of market power and to ensure market functions. Such actions may materially impact our ability to sell and the price we receive for our energy and capacity.

Changes in the markets in which we compete may have an adverse impact on the results of our operations. For example, in the fall of 2004, PJM completed its integration of AEP, Duquesne Light and DP&L into PJM. Under PJM rules, AEP, Duquesne Light and DP&L were then deemed by PJM to be capable of providing capacity to all areas of PJM. This has depressed the prices that can be charged for capacity in PJM.

To conduct our business, we must obtain licenses, permits and approvals for our facilities. These licenses, permits and approvals can be in addition to any required environmental permits. No assurance can be provided that we will be able to obtain and comply with all necessary licenses, permits and approvals for these facilities. If we cannot comply with all applicable regulations, our business, results of operations and financial condition could be adversely affected.

On August 8, 2005, the EPAct 2005 was enacted. Among other things, the EPAct 2005 provides incentives for various forms of electric generation technologies, which will subsidize our competitors. Many regulations that could be issued pursuant to the EPAct 2005 may have an adverse impact on our business.

In 2003, the Northeastern United States and parts of Canada suffered a massive blackout allegedly stemming from transmission problems originating in Ohio. In part as a result of this, the EPAct 2005 requires the FERC to select an industry self-regulatory organization which will impose mandatory reliability rules and standards. We cannot predict the impact of this on us.

We cannot predict whether the federal or state legislatures will adopt legislation relating to the restructuring of the energy industry. There are proposals in many jurisdictions both to advance and to roll back the movement toward competitive markets for supply of electricity, at both the wholesale and retail level. In addition, any future legislation favoring large, vertically integrated utilities and a concentration of ownership of such utilities could impact our ability to compete successfully, and our business and results of operations could suffer. We cannot provide assurance that the introductions of new laws, or other future regulatory developments, will not have a material adverse impact on our business, operations or financial condition.

Changes in technology may significantly impact our generation business by making our generation facilities less competitive.

A basic premise of our generation business is that generating power at central facilities achieves economies of scale and produces electricity at a low price. There are other technologies that can produce electricity, most notably fuel cells, microturbines, windmills and photovoltaic solar cells. It is possible that advances in technology will reduce the cost of alternative methods of electricity production to levels that are equal to or below that of most central station electric production, which could have a material impact on our results of operations.

Terrorist attacks, future war or risk of war may adversely impact our results of operations, our ability to raise capital or our future growth.

As power generators, we face heightened risk of an act of terrorism, either a direct act against one of our generation facilities or an inability to operate as a result of systemic damage resulting from an act against the transmission and distribution infrastructure that we use to transport our power. If such an attack were to occur, our business, financial condition and results of operations could be materially adversely impacted. In addition, such an attack could impact our ability to meet our obligations, our ability to raise capital and our future growth opportunities.

Our operations are subject to hazards customary to the power generation industry. We may not have adequate insurance to cover all of these hazards.

Our operations are subject to many hazards associated with the power generation industry, which may expose us to significant liabilities for which we may not have adequate insurance coverage. Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks, such as earthquake, flood, lightning, hurricane and wind, hazards, such as fire, explosion, collapse and machinery failure, are inherent risks in our operations. These hazards can cause significant personal injury or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in our being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury and fines and/or penalties. We maintain an amount of insurance protection that we consider adequate, but we cannot assure that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. A successful claim for which we are not fully insured could hurt our financial results and materially harm our financial condition.

We may be subject to claims that were not discharged in the bankruptcy cases, which could have a material adverse effect on our results of operations and profitability.

The nature of our business frequently subjects us to litigation. Substantially all of the material claims against us that arose prior to the date of the bankruptcy filing were resolved during our Chapter 11 proceedings. In addition, the Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation and certain debts arising afterwards. With few exceptions, all claims that arose prior to our bankruptcy filing and before confirmation of the Plan are (1) subject to compromise and/or treatment under the Plan or (2) discharged, in accordance with the Bankruptcy Code and terms of the Plan. Circumstances in which claims and other obligations that arose prior to our bankruptcy filing were not discharged primarily relate to certain actions by governmental units under police power authority, where we have agreed to preserve a claimant’s claims, as well as, potentially, instances where a claimant had inadequate notice of the bankruptcy filing. The ultimate resolution of such claims and other obligations may have a material adverse effect on our results of operations and profitability.

We cannot be certain that the bankruptcy proceeding will not adversely affect our operations going forward.

Although we emerged from bankruptcy upon consummation of the Plan, we cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations going forward, including our ability to negotiate favorable terms from suppliers, hedging counterparties and others and to attract and retain customers. The failure to obtain such favorable terms and retain customers could adversely affect our financial performance.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

The following properties were owned or leased as of December 31, 2005:

	Location	Primary Fuel	Leasehold and Ownership Percentage Interest	Total MW Owned, Operated and/or Leased(1)	2005 Capacity Factor
Owned facilities:
Morgantown CT, Units 1-6	Maryland	Oil	100%	248	7%
Dickerson CT, Units 1-3	Maryland	Oil/Gas	100	307	10
Chalk Point, Units 1-4	Maryland	Coal/Oil/Gas	100	1,907	38
Chalk Point CT, Units 1-6.	Maryland	Gas/Oil	100	438	6
Potomac River, Units 1-5	Virginia	Coal/Oil	100	482	31
Leased facilities:
Morgantown, Units 1-2	Maryland	Coal/Oil	100	1,244	59
Dickerson, Units 1-3	Maryland	Coal	100	546	70
Chalk Point, CT Unit 7	Maryland	Gas/Oil	100	84	7
Total				5,256	39%

(1)   MW amounts reflect net dependable capacity.

We also own an oil pipeline, which is approximately 51.5 miles long and serves the Chalk Point and Morgantown generating facilities.

Item 3.   Legal Proceedings

Chapter 11 Proceedings

On the Petition Date, and various dates thereafter, the Mirant Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On August 21, 2003, and September 8, 2003, the Bankruptcy Court entered orders establishing a December 16, 2003, bar date (the “Bar Date”) for filing proofs of claim against the Mirant Debtors’ estates.

Most of the material claims filed against the Mirant Debtors’ estates were disallowed or were resolved and became “allowed” claims before confirmation of the Plan. For example, the claims filed by the California Attorney General, Pacific Gas & Electric Company, various other California parties, plaintiffs in certain rate payer class action lawsuits, the plaintiffs in certain bondholder litigation, and Utility Choice, L.P., which are described in Mirant’s 2004 Form 10-K, are among the claims that were resolved prior to confirmation of the Plan. A number of claims, however, remain unresolved.

Except for claims and other obligations not subject to discharge under the Plan and unless otherwise provided below, all claims against the Mirant Debtors’ estates representing obligations that arose prior to July 14, 2003, are subject to compromise under the Plan. This means that the claimant will receive a distribution of Mirant common stock, cash, or both Mirant common stock and cash in accordance with the terms of the Plan in satisfaction of the claim. As a result, the exact amount of the claim may still be litigated, but we will not be required to make any payment in respect of such litigation until a resolution is obtained, through settlement, judgment or otherwise.

As of December 31, 2005, approximately 23.5 million of the shares of Mirant common stock to be distributed under the Plan to creditors have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. Under the terms of the Plan, to the extent such claims are resolved now that we have emerged from bankruptcy the claimants will be paid from the reserve of 23.5 million shares on the same basis as if they had been paid out when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. It is our view that Mirant and Mirant Americas Generation have funded the disputed claims reserve at a sufficient level to address the claims we received during the bankruptcy proceedings and any claims resulting from our rejection of certain contracts with PEPCO, as described below in PEPCO Litigation. However, to the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims.

PEPCO Litigation

In 2000, Mirant purchased power generating facilities and other assets from PEPCO, including certain power purchase agreements (“PPAs”) between PEPCO and third parties. Under the terms of the Asset Purchase and Sale Agreement (“APSA”), Mirant and PEPCO entered into the Back-to-Back Agreement with respect to certain PPAs, including PEPCO’s long-term PPAs with Ohio Edison and Panda-Brandywine L.P. (“Panda”), under which (1) PEPCO agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements; and (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Ohio Edison PPA terminated in December 2005 and the Panda PPA runs until 2021. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from PEPCO at prices that are typically higher than the market prices for power.

Mirant assigned its rights and obligations under the Back-to-Back Agreement to Mirant Americas Energy Marketing. In the Chapter 11 cases of the Mirant Debtors, PEPCO asserted that an Assignment and Assumption Agreement dated December 19, 2000, that includes as parties PEPCO, the Company and various of its subsidiaries causes the Company and its subsidiaries that are parties to the agreement to be jointly and severally liable to PEPCO for various obligations, including the obligations under the Back-to-Back Agreement. The Mirant Debtors have sought to reject the APSA, the Back-to-Back Agreement, and the Assignment and Assumption Agreement, and the rejection motions have not been resolved. Under the Plan, the obligations of the Mirant Debtors under the APSA (including any other agreements executed pursuant to the terms of the APSA and found by a final court order to be part of the APSA), the Back-to-Back Agreement, and the Assignment and Assumption Agreement are to be performed by Mirant Power Purchase, LLC (“Mirant Power Purchase”), whose performance is guaranteed by Mirant. If any of the agreements is successfully rejected, the obligations of Mirant Power Purchase and Mirant’s guarantee obligations terminate with respect to that agreement, and PEPCO would be entitled to a claim in the Chapter 11 proceedings for any resulting damages. That claim would then be addressed under the terms of the Plan. If the Bankruptcy Court were to conclude that the Assignment and Assumption Agreement imposed liability upon us and our subsidiaries for the obligations under the Back-to-Back Agreement and the Back-to-Back Agreement were to be rejected, the resulting rejection damages claim could result in a claim in the Chapter 11 proceedings against us but any such claim would be reduced by the amount recovered by PEPCO on its comparable claim against Mirant.

Environmental Matters

EPA Information Request.   In January 2001, the EPA issued a request for information to Mirant concerning the air permitting and air emissions control implications under the NSR of past repair and maintenance activities at the Potomac River plant in Virginia and the Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company’s ownership and lease of those plants. Mirant has responded fully to this request. Under the APSA, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company’s acquisition or lease of the plants. If the Mirant Debtors succeed in rejecting the APSA as described above in PEPCO Litigation, PEPCO may assert that it has no obligation to reimburse Mirant for any fines or penalties imposed upon Mirant for periods prior to the Company’s acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Company may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. If such violation is determined to have occurred after the Company acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Company would also be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition or lease of the plant, the cost of which may be material.

Mirant Potomac River Notice of Violation.   On September 10, 2003, the Virginia DEQ issued a Notice of Violation (“NOV”) to Mirant Potomac River alleging that it violated its Virginia Stationary Source Permit to Operate by emitting NOx in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap is unenforceable, noting that it can comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, the Company, Mirant Potomac River, the Virginia DEQ, the Maryland Department of the Environment, the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a consent decree that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The consent decree requires Mirant Potomac River and the Company to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by the Company in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at the Company’s Morgantown Units 1 and 2 in 2007 and 2008, the consent decree does not obligate the Company to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, the Company may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The consent decree is subject to the approval of the district court and the Bankruptcy Court.

The owners/lessors under the lease-financing transactions covering the Morgantown and Dickerson plants (the “Owners/Lessors”) objected to the proposed consent decree in the Bankruptcy Court and filed a motion to intervene in the district court action. As part of a resolution of disputed matters in the Chapter 11 proceedings, the Owners/Lessors have now agreed not to object to the consent decree, subject to certain terms set forth in the Plan and Confirmation Order.

On July 22, 2005, the district court granted a motion filed by the City of Alexandria seeking to intervene in the district court action, although the district court imposed certain limitations on the City of Alexandria’s participation in the proceedings. On September 23, 2005, the City of Alexandria filed a motion seeking authority to file an amended complaint in the action seeking injunctive relief and civil penalties under the Clean Air Act for alleged violations by Mirant Potomac River of its Virginia Stationary Source Permit To Operate and the State of Virginia’s State Implementation Plan. Based upon computer modeling, the City of Alexandria asserted that emissions from the Potomac River plant exceed NAAQS for SO2, nitrogen dioxide (“NO2”), and particulate matter. The City of Alexandria also contended based on its modeling analysis that the plant’s emissions of hydrogen chloride and hydrogen fluoride exceed Virginia state emissions standards. Mirant Potomac River disputes the City of Alexandria’s allegations that it has violated the Clean Air Act and Virginia law. On December 2, 2005, the district court denied the City of Alexandria’s motion seeking to file an amended complaint.

Mirant Potomac River Downwash Study.   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of SO2, NO2, carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable NAAQS and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes emissions from an elevated source, such as a smokestack, to be mixed rapidly toward the ground resulting in higher ground level concentrations of emissions. If the modeling analysis indicates that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order requires Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order. The results of the computer modeling analysis showed that emissions from the Potomac River plant have the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NO2 and PM10 under certain conditions.

On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to a directive from the Virginia DEQ. The decision to temporarily shut down the facility arose from findings of a study commissioned under the order by consent referred to above. The Virginia DEQ’s directive was based on results from the study’s computer modeling showing that air emissions from the facility have the potential to contribute to localized, modeled exceedances of the health based NAAQS under certain conditions. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the FERC and the DOE to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. On December 20, 2005, due to a determination by the DOE that an emergency situation exists with respect to a shortage of electric energy, the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generation facility, as requested by PJM, during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met this requirement and did not significantly contribute to NAAQS exceedances. The DOE advised that it would consider Mirant Potomac River’s plan in consultation with the EPA. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering the rehearing requests further. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing immediate operation of one baseload unit and two cycling units, making it possible to bring the entire plant into service within approximately 28 hours. The DOE’s order expires after September 30, 2006, but we expect we will be able to continue to operate these units after that expiration. In a letter received December 30, 2005, the EPA invited Mirant Potomac River and the Virginia DEQ to work with the EPA to ensure that Mirant Potomac River’s operating plan submitted to the DOE adequately addresses NAAQS issues. The EPA also asserts in its letter that Mirant Potomac River did not immediately undertake action as directed by the Virginia DEQ’s August 19, 2005, letter and failed to comply with the requirements of the Virginia State Implementation Plan established by that letter. Mirant Potomac River received a second letter from the EPA on December 30, 2005, requiring Mirant to provide certain requested information as part of an EPA investigation to determine the Clean Air Act compliance status of the Potomac River facility. The facility will not resume normal operations until it can satisfy the requirements of the Virginia DEQ and the EPA with respect to NAAQS, unless, for reliability purposes, it is required to return to operation by a governmental agency having jurisdiction to order its operation. On January 9, 2006, the FERC issued an order directing PJM and PEPCO to file a long-term plan to maintain adequate reliability in the Washington D.C. area and surrounding region and a plan to provide adequate reliability pending implementation of this long-term plan. On February 8, 2006, PJM and PEPCO filed their proposed reliability plans. We are working with the relevant state and federal agencies with the goal of restoring all five units of the facility to normal operation in 2007. The financial and operational implications of the discontinued or limited operation of the Potomac River plant or any such modifications are not known at this time, but could be material depending on the length of time that operations are discontinued or limited.

City of Alexandria Nuisance Suit.   On October 7, 2005, the City of Alexandria filed a suit against Mirant Potomac River and the Company in the Circuit Court for the City of Alexandria. The suit asserts nuisance claims, alleging that the Potomac River plant’s emissions of coal dust, flyash, NOx, SO2, particulate matter, hydrogen chloride, hydrogen fluoride, mercury and oil pose a health risk to the surrounding community and harm property owned by the City. The City seeks injunctive relief, damages and attorneys’ fees. On February 17, 2006, the City amended its complaint to add additional allegations in support of its nuisance claims relating to noise and lighting, interruption of traffic flow by trains delivering coal to the Potomac River plant, particulate matter from the transport and storage of coal and flyash, and potential coal leachate into the soil and groundwater from the coal pile.

Morgantown Particulate Emissions.   On March 3, 2006, Mirant Mid-Atlantic received a notice sent on behalf of the Maryland Department of the Environment (“MDE”) alleging that violations of particulate matter emissions limits applicable to Unit 1 at the Morgantown plant occurred on nineteen days in June and July 2005. The notice advises that the potential civil penalty is up to $25,000 per day for each day that Unit 1 exceeded the applicable particulate matter limit. The letter further advises that the MDE has asked the Maryland Attorney General to file a civil suit under Maryland law based upon the alleged violations.

City of Alexandria Zoning Action

On December 18, 2004, the City Council for the City of Alexandria, Virginia (the “City Council”) adopted certain zoning ordinance amendments recommended by the City Planning Commission that resulted in the zoning status of Mirant Potomac River’s generating plant being changed from “noncomplying use” to “nonconforming use subject to abatement.” Under the nonconforming use status, unless Mirant Potomac River applies for and is granted a special use permit for the plant during the seven-year abatement period, the operation of the plant must be terminated within a seven-year period, and no alterations that directly prolong the life of the plant will be permitted during the seven-year period. If Mirant Potomac River were to apply for and receive a special use permit for the plant, the City Council would likely impose various conditions and stipulations as to the permitted use of the plant and to seek to limit the period for which it could continue to operate.

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

On January 18, 2005, Mirant Potomac River and the Company filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint seeks to overturn the actions taken by the City Council on December 18, 2004, changing the zoning status of Mirant Potomac River’s generating plant and approving revocation of the 1989 SUPs, on the grounds that those actions violated federal, state and city laws. The complaint asserts, among other things, that the actions taken by the City Council constituted unlawful spot zoning, were arbitrary and capricious, constituted an unlawful attempt by the City Council to regulate emissions from the plant, and violated Mirant Potomac River’s due process rights. Mirant Potomac River and the Company request the court to enjoin the City of Alexandria and the City Council from taking any enforcement action against Mirant Potomac River or from requiring it to obtain a special use permit for the continued operation of its generating plant. On January 18, 2006, the court issued an oral ruling following a trial that the City of Alexandria acted unreasonably and arbitrarily in changing the zoning status of Mirant Potomac River’s generating plant and in revoking the 1989 SUPs. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant adopted December 18, 2004, to be invalid and vacating the City Council’s revocation of the 1989 SUPs. The City of Alexandria has filed notice of its appeal of this judgment.

PEPCO Assertion of Breach of Local Area Support Agreement

Following the shutdown of the Potomac River plant on August 24, 2005, Mirant Potomac River notified PEPCO on August 30, 2005, that it considered the circumstances resulting in the shutdown of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000, between PEPCO and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give PEPCO several years advance notice of any indefinite or permanent shutdown of the plant, and to pay all or a portion of certain costs incurred by PEPCO for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. On September 13, 2005, PEPCO notified Mirant Potomac River that it considers Mirant Potomac River’s shutdown of the plant to be a material breach of the Local Area Support Agreement that is not excused under the force majeure provisions of the agreement. PEPCO contends that Mirant Potomac River’s actions entitle PEPCO to recover as damages the cost of constructing additional transmission facilities. PEPCO on January 24, 2006, filed a notice of administrative claims asserting that Mirant Potomac River’s shutdown of the Potomac River plant causes Mirant Potomac River to be liable for the cost of such transmission facilities, which cost it estimates to be in excess of $70 million. Mirant Potomac River disputes PEPCO’s interpretation of the agreement. The outcome of this matter cannot be determined at this time.

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

Item 4.   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
Securities

We are an indirect wholly-owned subsidiary of Mirant. Our membership interests are not publicly traded and all of our membership interests are held by our parent Mirant North America. We did not pay dividends from the Petition Date through December 31, 2005. In January and February 2006, we paid dividends of $320 million. We have no equity compensation plans under which we issue our membership interests.

Item 6.   Selected Financial Data

The information set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and the notes thereto, which are included elsewhere in this Form 10-K. The selected financial data has been derived from our combined and consolidated financial statements. See Note 1 to our combined and consolidated financial statements for further discussion.

From the Petition Date through emergence, our combined and consolidated financial statements were prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Our Statement of Operations Data for the years ended December 31, 2004 and 2003 does not include interest expense on claims that were subject to compromise subsequent to the Petition Date. Our Statement of Operations Data for the year ended December 31, 2005, reflects the effects of accounting for the Plan confirmed on December 9, 2005. For further discussion of the effects of the Plan see Note 4 to our combined and consolidated financial statements.

	Years Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Operating revenues	$1,197	$1,022	$856	$947	$1,192
Net income (loss)	7	106	(441)	183	189
Balance Sheet Data:
Total assets	3,341	3,155	3,020	3,337	3,322
Long-term debt	36	39	43	44	176
Equity	3,062	2,956	2,850	3,219	3,069

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section is intended to provide the reader with information that will assist in understanding our financial statements, the changes in those financial statements from year to year and the primary factors contributing to those changes. The following discussion should be read in conjunction with our combined and consolidated financial statements and the notes accompanying those financial statements.

Overview

We are an independent power provider that produces and sells electricity. On July 14, 2003 (the “Petition Date”), and various dates thereafter, the Company and its subsidiaries were among the 83 direct and indirect Mirant subsidiaries in the United States (collectively, the “Mirant Debtors”), that filed with the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) voluntary petitions for relief under Chapter 11 of Title 11 of the United States Bankruptcy Code (as amended the “Bankruptcy Code”). We continued to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with Chapter 11 of the Bankruptcy Code. As a result, our financial statements include the results of the bankruptcy process.

The Plan of Reorganization (the “Plan”) was confirmed by the Bankruptcy Court on December 9, 2005, and we emerged from bankruptcy on January 3, 2006. As a result, we recorded the effects of the Plan in our financial statements for the year ended December 31, 2005. See Notes 1 and 3 to our combined and consolidated financial statements contained elsewhere in this report for additional discussion of the key elements of the Plan and Note 4 for the impacts of the Plan on our combined and consolidated financial statements for the year ended December 31, 2005.

The primary factors impacting the earnings and cash flows of our operations are the prices for power, natural gas and coal, which are largely driven by supply and demand. The increase in new generation capacity that followed the restructuring of the power markets in the late 1990’s has created an oversupply situation in most markets which is expected to continue until 2008 to 2010. The imbalance between supply and demand, price controls during periods of high demand and local constraint and lack of appropriate compensation for locational capacity value limit our ability to recover our fixed costs such that we must rely almost entirely on energy gross margins produced by generating electrical energy for a price greater than the cost of the fuel required to run the plants. Demand for power can also vary regionally and seasonally due to, among other things, weather and general economic conditions. Power supplies similarly vary by region and are impacted significantly by available generating capacity, transmission capacity and federal and state regulation. We also are impacted by the relationship between prices for power and fuel, such as natural gas, coal and oil that impact our cost of generating electricity.

We engage in asset hedging activities to economically hedge our positions in order to reduce our exposure to commodity price fluctuations and to achieve acceptable gross margins. Many of the power and fuel contracts that we use to economically hedge our portfolio meet the criteria of a derivative and are accounted for at fair value in our combined and consolidated balance sheets. Changes in the fair value represent unrealized gains and losses and result in income volatility when the underlying energy prices are volatile. We currently economically hedge a substantial portion of our coal fired baseload generation (generation that is dispatched most of the time) through over-the-counter transactions. However, we generally do not hedge most of our cycling and peaking units (generating facilities that are not dispatched as frequently) due to the limited value we can extract in the marketplace and the high cost of collateral typically required to support these contracts. As of March 3, 2006, we have economically hedged approximately 90%, 60%, 30% and 30% of our expected coal fired generation for the remainder of 2006, 2007, 2008 and 2009, respectively, and entered into purchase contracts for approximately 100%, 80%, 30% and 30% of the expected coal requirements for such periods. Included in such amounts are financial swap transactions entered into by the Company with a counterparty in January 2006 pursuant to which we economically hedged approximately 80%, 50% and 50% of its expected on-peak coal fired baseload generation for 2007, 2008 and 2009, respectively.

Our business is subject to extensive environmental regulation by federal, state and local authorities. This requires us to comply with applicable laws and regulations, and to obtain and comply with the terms of government issued operating permits. Our costs of complying with environmental laws, regulations and permits are substantial. We estimate that our capital expenditures for environmental compliance will be approximately $230 million for 2006 and approximately $1 billion for 2006 through 2011. Our potential capital expenditures for environmental regulations are difficult to estimate because we cannot now assess what regulations may be applicable or what costs might be associated with the regulation. Our actual capital expenditures will be materially impacted if the State of Maryland passes legislation or imposes regulations that increase beyond applicable federal law the restrictions on emissions of SO2, NOx and mercury, or imposes restrictions on emissions of CO2. This legislation or regulation, or similar legislation or regulation in other states or by the federal government, may render some of our units uneconomic.

Bankruptcy Considerations

While in bankruptcy, our financial results were volatile as goodwill impairments, restructuring activities, contract terminations and rejections, and claims assessments significantly impacted our combined and consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance post-bankruptcy.

Results of Operations

Our gross margin and expenses from affiliates and nonaffiliates aggregated by classification are as follows (in millions):

	Years Ended December 31,
	2005	2004	Increase/ (Decrease)	2004	2003	Increase/ (Decrease)
Gross Margin	$455	$501	$(46)	$501	$400	$101
Operating Expenses:
Generation facilities rent	99	103	(4)	103	96	7
Depreciation and amortization.	64	62	2	62	60	2
Operations and maintenance
Affiliate	148	152	(4)	152	108	44
Nonaffiliate	94	81	13	81	78	3
Goodwill impairment loss	—	—	—	—	499	(499)
Total operating expenses	405	398	7	398	841	(443)
Operating Income (Loss)	50	103	(53)	103	(441)	544
Other (Expense) Income , net
Affiliate	(10)	(3)	(7)	(3)	—	(3)
Nonaffiliate	(8)	—	(8)	—	1	(1)
Reorganization items, net	22	(6)	28	(6)	(1)	(5)
Provision for income taxes	—	—	—	—	1	(1)
Cumulative effect of change in accounting principles	(3)	—	(3)	—	(1)	1
Net Income (Loss)	$7	$106	$(99)	$106	$(441)	$547

Our capacity factor (average percentage of full capacity used over a year) was 39% for the year ended December 2005, compared to 40% and 42% for the years ended December 2004 and 2003, respectively. Our power generation volumes for the year ended December 2005 (in gigawatt hours) were 18,200, compared to 18,712 and 19,500 for the years ended December 2004 and 2003, respectively.

2005 versus 2004

Gross margin.   Our gross margin decreased $46 million in 2005 compared to 2004.

The following table details gross margin by realized and unrealized for the years ended December 31, 2005 and 2004 (in millions):

Years Ended December 31,	Realized	Unrealized	Total
2005	$552	$(97)	$455
2004	576	(75)	501
Decrease	$(24)	$(22)	$(46)

The decrease in gross margin is primarily due to the following (in millions):

Market prices-power	$570
Market prices-fuel	(152)
Ancillary services	44
Generation volumes	(61)
Realized economic hedges	(414)
Installed capacity	(9)
Emissions allowances	(14)
Unrealized gains/(losses)	(22)
Other	12
Total	$(46)

Our gross margin decreased $46 million primarily due to the following:

•       an increase of $570 million driven by higher market prices for power. Spot market prices for power were higher during the year ended December 31, 2005, compared to the same period in 2004. Average settlement prices increased 63%;

•       a decrease of $152 million related to higher fuel prices during the period. Average prices for fuel increased as follows: gas 60%, coal 17% and oil 57%;

•       an increase of $44 million related to an increase in prices for ancillary services, consistent with increased energy prices;

•       a decrease of $61 million related to generation volumes. Volumes decreased by 2.7%, which had an unfavorable effect of $14 million on gross margin, based on average revenue and fuel costs per megawatt hour (“MWh”) in 2004. Also included is an unfavorable impact of $47 million due to a change in the mix of generation, with increases in volumes by the more expensive gas and oil fired units and a slight decrease in the generation volumes by the coal fired units. Volumes were impacted by significant unplanned outages primarily related to baseload units;

•       a decrease of $414 million due to losses on economic hedges compared to 2004 related primarily to the impact of rising energy prices on the realized economic hedges of our generation output during the 2005 period;

•       a decrease of $9 million related to a reduction in revenue due to lower prices for installed capacity as a result of the expansion of the PJM market;

•       a decrease of $14 million due to increased emissions expense of $19 million, partially offset by higher emissions revenue of $5 million. Prices for SO2 and NOx emissions allowances increased in 2005 compared to the same period in 2004;

•       a decrease of $22 million related to losses of $97 million in the year ended December 31, 2005 on unrealized derivative contracts for future years, compared to losses of $75 million for the same period in 2004. As power prices increased during 2005, we recognized losses on short power positions used to hedge the expected output of our power plants in future years. These losses on unrealized power hedges were greater in 2005 than in 2004, but were partly offset by the settlement of hedges that had a negative value at the start of the year and by a gain in 2005 on unrealized fuel hedges for future years, compared to a loss for the same period in 2004; and

•       an increase of $12 million in other primarily due to a $13 million net settlement with a coal supplier related to rail car transportation schedule issues that resulted in lower fuel expense.

Operating expenses.   Operating expenses increased by $7 million primarily due to the following:

•       a decrease of $4 million due to additional rent expense in 2004 for our Morgantown and Dickerson baseload units;

•       a decrease of $4 million in operations and maintenance—affiliate primarily due to the following:

•        an increase of $6 million related to our corporate overhead allocations from Mirant Services; and

•        a decrease of $8 million due to a reduction in charges under the service agreement with Mirant Americas Energy Marketing.

•       an increase of $13 million in operations and maintenance—nonaffiliate primarily due to the following:

•        an increase of $11 million due to higher maintenance, of which $3 million is related to unplanned outages at the Morgantown and Chalk Point facilities; and $2 million related to the Potomac River downwash project. See “Item 1. Business” for further discussion.

•        an increase of $3 million due to an increase in the reserve for obsolete spare parts inventory.

Other (expense) income, net.   Other income (expense), net decreased $15 million primarily due to additional interest expense recorded in 2005.

2004 versus 2003

Gross margin.   Our gross margin increased $101 million primarily due to the termination of the ECSA with Mirant Americas Energy Marketing in May 2003. Revenues received under the ECSA in 2003 were $110 million less than what would have been received from the PJM spot market. Excluding the impact of the ECSA, gross margin would have been $9 million lower in 2004 than in 2003, primarily due to the following:

•  an increase of approximately $44 million driven by higher market prices for power;

•  an increase of $64 million related to an increase in prices for capacity and ancillary services;

•  an increase of $15 million due to gains on realized power hedges;

•  a decrease of approximately $68 million related to net unrealized losses on derivative contracts for future periods. Of these contracts, $58 million related to power and $10 million related to oil and gas, and were entered into to economically hedge a portion of the energy price risk related to future Mid-Atlantic operations. The decrease in value of these energy derivative contracts is due to an increase in forward power prices;

•  a decrease of $14 million related to a higher emissions expense due mainly to higher prices for SO2 emissions allowances. In order for us to meet our current needs to operate our generation facilities we had to purchase additional emissions allowances. The average price of emissions allowances increased 140% from $180 per ton in 2003 to $431 per ton in 2004;

•  a decrease of $8 million due to lower generation volumes;

•  a decrease of $13 million due to higher coal prices, partly offset by lower oil and gas prices;

•  a decrease of $16 million related to a reduction in realized gains on economic fuel hedges; and

•  a decrease of $11 million related to the termination of contracts in 2004.

Operating expenses.   Operating expenses decreased $443 million primarily due to the following:

•  a decrease of $499 million due to a goodwill impairment charge in 2003;

•  an increase of $44 million in operations and maintenance—affiliate primarily due to a change in the Mirant corporate allocation methodology that was implemented January 1, 2004. See Note 6 to our combined and consolidated financial statements contained elsewhere in this report for further discussion; and

•  an increase of $7 million in generation facilities rent related to the additional rent expense for our Morgantown and Dickerson baseload units as a result of the Bankruptcy Court’s granting the motion compelling us to pay incremental rent. See Note 15 to our combined and consolidated financial statements contained elsewhere in this report for further discussion.

Other income (expense), net.   Other income (expense), net decreased $4 million primarily due to intercompany interest.

Financial Condition

Liquidity and Capital Resources

During the pendency of the Chapter 11 proceedings we satisfied our liquidity and capital requirements with cash from operations and a $500 million Mirant debtor-in-possession credit facility that was approved by the Bankruptcy Court and which provided for borrowings or the issuance of letters of credit. The Chapter 11 proceedings resulted in various restrictions on our activities, including limitations on financing, and the implementation of a centralized cash management system that provided for the collection, concentration and disbursement of funds. The Chapter 11 proceedings also caused uncertainty in our relationships with vendors, suppliers, customers and others with whom we conducted or sought to conduct business. Going forward, we expect relationships with vendors, suppliers, customers, counterparties and others to return to normal industry practices.

Sources of Funds

The principal sources of liquidity for the Company’s future operations and capital expenditures are expected to be: (i) existing cash on hand and cash flows from the operations of the Company’s and its subsidiaries and (ii) letters of credit issued under and intercompany advances of borrowings under Mirant North America’s senior credit facility.

In addition, we expect to fund $265 million of our environmental capital expenditures with proceeds from the preferred shares issued to us by Mirant Americas, Inc. (“Mirant Americas”). See Note 6 to our combined and consolidated financial statements contained elsewhere in this report for further discussion.

Our operating cash flows may be impacted by, among other things: (i) the difference between the cost of a specific fuel used to generate one megawatt hour of electricity and the market value of the electricity generated (“conversion spread”); (ii) commodity prices (including prices for natural gas, coal, oil and electricity); (iii) the cost of ordinary course operations and maintenance expenses; (iv) planned and unplanned outages; (v) contraction of terms by trade creditors; and (vi) cash requirements for capital expenditures relating to certain facilities (including those necessary to comply with environmental regulations).

Operating Leases

We lease the Morgantown and Dickerson baseload units and associated property through 2034 and 2029, respectively, and have an option to extend the leases. Any extensions of the respective leases would be limited to 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. We are accounting for these leases as operating leases. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $99 million, $103 million and $96 million for the years ended December 31, 2005, 2004 and 2003, respectively. While there is variability in the scheduled payment amounts over the lease term, the Company recognizes rental expense for these leases on a straight-line basis. The rental expense based on the original scheduled rent payments is $96 million per year. The additional expense recorded in 2004 and 2005 was payable under the terms of the leases and was commensurate with the 0.5% increase in interest on the lessor notes that was payable by the lessors for the period in which Mirant Mid-Atlantic was not a reporting entity under the Securities Exchange Act of 1934. As of December 31, 2005 and 2004, we had paid approximately $292 million and $285 million, respectively, of actual operating lease payments in accordance with the lease agreements in excess of rent expense recognized. In addition to the regularly scheduled rent payments, we paid an additional $11 million in 2004, as required by the lease agreements. A further $12 million of scheduled rent due on June 30, 2005, was funded through a draw made by the lease trustee on letters of credit arranged by the Company. In September 2005, the lease trustee made an additional draw of $49 million prior to the expiration of the letters of credit in September 2005. This amount is recorded in funds on deposit in the combined and consolidated balance sheets. On January 3, 2006, as part of the settlement and emergence from bankruptcy, Mirant North America posted a $75 million letter of credit for the benefit of Mirant Mid-Atlantic to cover the debt service reserve obligation on the leases. Upon posting of the letter of credit, the trustee returned $56 million of cash collateral held to us.

As of December 31, 2005, the total notional minimum lease payments for the remaining term of the leases aggregated approximately $2.4 billion and the aggregate termination value for the leases was approximately $1.4 billion and generally decreases over time. We lease the Morgantown and the Dickerson baseload units from third party owner lessors that purchased the baseload units from PEPCO. These owner lessors each own the undivided interests in the baseload generating facilities. The subsidiaries of the institutional investors who hold the membership interests in the owner lessors are called owner participants. Equity funding by the owner participants plus transaction expenses paid by the owner participants totaled $299 million. The issuance and sale of pass through certificates raised the remaining $1.2 billion needed for the owner lessors to acquire the undivided interests.

The pass through certificates are not our direct obligations. Each pass through certificate represents a fractional undivided interest in one of three pass through trusts formed pursuant to three separate pass through trust agreements between us and State Street Bank and Trust Company of Connecticut, National Association, as pass through trustee. The property of the pass through trusts consists of lessor notes. The lessor notes issued by an owner lessor are secured by that owner lessor’s undivided interest in the leased facilities and its rights under the related lease and other financing documents.

Certain covenants

The operative documents relating to the leveraged leases contain certain restrictive covenants, including the following:

Limitations on restricted payments.   We cannot make any of the following restricted payments (subject to certain narrow, specifically identified exceptions):

•  distributions in respect of equity interests in the Company (in cash, property, securities or obligations other than additional equity interests of the same type);

•  payments or distributions on account of payments of interest, the setting apart of money for a sinking or analogous fund for, or the purchase or redemption, retirement or other acquisition of any portion of any equity interest in the Company or of any warrants, options or other rights to acquire any such equity interest (or make payments to any person such as phantom stock payments, where the amount of the payment is calculated with reference to fair market or equity value of the Company); or

•  payments on or with respect to the purchase, redemption, defeasance or other acquisition or retirement for value of any subordinated indebtedness;

unless, at the time of and after giving effect to the restricted payment, no significant lease default or lease event of default has occurred and is continuing and Mirant Mid-Atlantic: (1) can satisfy a fixed charge coverage ratio on a historical basis for the last period of four full fiscal quarters; and (2) is projected to satisfy a fixed charge coverage ratio for the next two periods of four full fiscal quarters.

We have assumed the leveraged leases pursuant to, and in accordance with, the treatment of such leases in the Plan. With respect to the assumption of the leveraged leases, the Plan provisions included: (i) our agreement not to issue additional lessor notes unless we are rated BBB—/Baa3 or we have a fixed charge coverage ratio of at least 2.5:1 and the owner lessors consent; (ii) the contribution of Mirant Potomac River to Mirant Chalk Point, LLC and the merger of Mirant Peaker into Mirant Chalk Point (“Mirant Chalk Point”); (iii) the issuance of the Mirant Americas Series A Preferred Shares to us; and (iv) certain payments to the parties to the leveraged leases, including $6.5 million to the holders of the pass through trust certificates, $6.5 million to the owner lessors, $2.9 million as restoration payments under the leases, and approximately $22 million of professional fees of the lease parties. The $6.5 million paid to the Indenture Trustee for the benefit of the holders of the pass through certificates was paid in January 2006. The other payments were made in December 2005.

In addition, the Plan provided that certain interpretations of, and amendments to, the leveraged lease documentation are binding upon the parties to the leveraged leases. The interpretations and amendments, which are focused primarily on the calculation of the fixed charge coverage ratio for purposes of the restricted payments test, clarify (i) under which circumstances we may eliminate from the calculation of the fixed charge coverage ratio capital expenditures made, or projected to be made, with respect to the leased facilities, (ii) that we may, in calculating the coverage ratio for the periods prior to emergence from Chapter 11, treat capital expenditures financed with cash previously generated and retained during an earlier period as being made in such earlier period and, thus, eliminated in the calculation for the period being measured, (iii) that we may eliminate from the calculation of the fixed charge coverage ratio capital expenditures made, or projected to be made, with the proceeds of the Mirant Americas Series A Preferred Shares and similar arrangements, subject to certain conditions, and (iv) that, in determining “Consolidated EBITDA” (as defined in the leveraged lease documentation), all adjustments to reconcile net income to net cash provided by (used in) operating activities, excluding changes in operating assets and liabilities, as disclosed in (or projected to be included in) our cash flow statement are to be excluded. As of December 31, 2005, and incorporating the interpretations and amendments referred to above, we would have met the restricted payments test.

Limitation in incurrence of indebtedness.   Neither we nor any of our subsidiaries (other than Mirant Potomac River and Mirant Chalk Point each of which are defined as a “Designated Subsidiary”) may incur or assume any indebtedness other than “Permitted Indebtedness,” nor may we permit any Designated Subsidiary to incur or assume any debt other than Designated Subsidiary Permitted Indebtedness. Based on those prohibitions, generally, (1) the only indebtedness we and our subsidiaries (other than the Designated Subsidiaries) may incur is as follows:

•  any indebtedness, if, after taking into account the incurrence of such indebtedness, both S&P and Moody’s confirm their respective ratings of the pass through certificates outstanding prior to incurring the indebtedness, and there is no event of default outstanding under the leases;

•  indebtedness incurred for working capital purposes;

•  indebtedness relating to letters of credit, surety bonds or performance bonds or guarantees issued in the ordinary course of business;

•  indebtedness meeting the definition of “Subordinated Indebtedness”;

•  indebtedness not to exceed $100 million in the aggregate for principal, less the aggregate principal amount of indebtedness incurred as set forth in operative documents;

•  indebtedness represented by “Interest Rate Hedging Transactions” entered into in the ordinary course of business;

•       indebtedness secured by a pre-existing lien on any assets acquired by us, so long as the indebtedness is recourse only to those assets and not to the general credit of the Company;

•  with regard to subsidiaries other than the Designated Subsidiaries, the indebtedness is Non-Recourse Indebtedness (as defined in the operative documents);

•  any intercompany loans;

•  indebtedness incurred to finance capital expenditures made to comply with law or to finance “Required Improvements” as defined in the Facility Lease Agreements;

•  indebtedness incurred to refinance permitted existing indebtedness, provided that period of repayment is not shorter than the original debt and the principal of the new debt does not exceed the refinanced debt except for a reasonable premium as the cost of the refinancing; or

•  indebtedness guaranteed by Mirant or one or more direct or indirect parents of ours, provided that each of such guarantors has a sufficiently high credit rating as set forth in the operative documents;

and (2) the only indebtedness that the Designated Subsidiaries may incur is essentially the same types of indebtedness as we are permitted to incur except that the tests are applied with regard to the applicable Designated Subsidiary, and that each Designated Subsidiary is limited by a sub-cap of $50 million in connection with the overall permission given to us and our subsidiaries to incur $100 million of debt in the aggregate, and the Designated Subsidiaries do not have a separate category of Designated Subsidiary Permitted Indebtedness for working capital purposes, for ‘‘Subordinated Indebtedness,’’ or indebtedness represented by ‘‘Interest Rate Hedging Transactions,’’ for indebtedness incurred to refinance permitted existing indebtedness, nor for indebtedness guaranteed by Mirant or one or more direct or indirect parents of ours.

Limitation on merger and consolidation or sale of substantially all assets.   We are not permitted to, nor may we permit the Designated Subsidiaries to, consolidate or merge with or into any other entity, or sell, lease or otherwise dispose of all or substantially all of its properties or assets to any person or entity except that, if, after giving effect thereto, no lease event of default occurs, (a) any Designated Subsidiary may merge into us or into any other Designated Subsidiary, and (b) we or any Designated Subsidiary may merge into another entity or may sell its assets to another entity if the surviving entity (if it is an entity other than us or a Designated Subsidiary) meets certain criteria and expressly assumes all of the obligations of ours or the applicable Designated Subsidiary, as the case may be, under the applicable documents.

Limitations on sale of assets.   We are not permitted to, nor may we permit any Designated Subsidiary to, sell any assets other than those that fall within the definition of ‘‘Permitted Asset Sales’’ set forth in the operative documents.

Restrictions on liens.   We are not permitted to, nor may we permit any Designated Subsidiary to, create, incur, assume or otherwise suffer to exist any liens on its respective assets, other than those that fall within the definition of ‘‘Permitted Encumbrances’’ set forth in the operative documents.

Assignment and sublease.   Without the consent of other parties to the operative documents, we cannot assign or sublease our interest under a facility lease unless certain requirements are met.

Uses of Funds

Our requirements for liquidity and capital resources, other than for the day-to-day operation of our generation facilities, are significantly influenced by capital expenditures required to keep our power generation facilities in operation.

Capital expenditures.   Capital expenditures were $67 million, $41 million and $45 million for the years ended December 31, 2005, 2004 and 2003, respectively. Our capital expenditures for 2006 are expected to be approximately $230 million. For a more detailed discussion of environmental expenditures we expect to incur in the future, see ‘‘Item 1. Business.’’

Cash Flows

2005 versus 2004

Operating Activities

Cash provided by operating activities increased $64 million for the year ended December 31, 2005, compared to 2004. Our cash provided by operating activities is volatile as a result of seasonality, changes in energy prices, and fluctuations in our working capital requirements.

Net cash provided by operating activities excluding the effects of working capital decreased by $65 million primarily due to:

•       A decrease of $24 million in realized gross margin;

•       A decrease of $28 million related to an increase in payments related to the bankruptcy proceedings; and

•       A decrease of $7 million primarily related to an increase in operating expenses.

See “Results of Operations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, for further discussion.

In 2005, changes in operating assets and liabilities required $7 million in cash. Working capital requirements for 2005 included an increase in affiliate receivables of $30 million, a payment of pre-petition property taxes of $28 million, an increase in prepaid rent of $9 million and an increase in other assets of $51 million primarily due to increases in funds on deposit partially offset by a $67 million increase in payables to affiliate, a $37 million reduction in fuel stock and emissions allowances primarily resulting from SO2 allowances used at our plants and an increase of $7 million in accounts payable and accrued liabilities.

In 2004, changes in operating assets and liabilities required $136 million in cash. Working capital requirements for 2004 included increased fuel stock and emissions allowances of $80 million and an increase in prepaid rent of $23 million, a decrease in accounts payable and accrued liabilities of $16 million, a decrease in payables to affiliate of $10 million and an increase in affiliate receivables of $8 million.

Investing Activities

In 2005, we had capital expenditures of $67 million and issued a note receivable to Mirant Americas Energy Marketing in the amount of $327 million. We received payments on the note receivable in the amount of $203 million in 2005.

In 2004, we had capital expenditures of $41 million. During 2004, Mirant Americas Energy Marketing borrowed $33 million from the Company under Mirant’s Chapter 11 cash management program and repaid the $33 million to the Company in 2004.

Financing Activities

In 2005 and 2004, net cash used in financing activities was $2 million related to payments of capitalized lease obligations.

2004 versus 2003

Operating Activities

Cash provided by operating activities decreased $37 million for the year ended December 31, 2004, compared to 2003. Net cash provided by operating activities excluding the effects of working capital was $242 million in 2004 compared to $125 million in 2003. This increase in cash is primarily driven by an increase of $169 million in realized gross margin, which is mainly due to the termination of the ECSA and higher market prices of power, capacity and ancillary services.

In 2004, changes in operating assets and liabilities required $136 million in cash. Working capital requirements for 2004 included increased fuel stock and emissions allowances of $80 million and an increase in prepaid rent of $23 million, a decrease in accounts payable and accrued liabilities of $16 million, a decrease in payables to affiliate of $10 million and an increase in affiliate receivables of $8 million.

In 2003 changes in operating assets and liabilities provided $18 million in cash. Working capital sources included a decrease in affiliate receivables of $31 million, an increase in payables to affiliate of $22 million, an increase in taxes accrued—nonaffiliate of $27 million partially offset by an increase in prepaid rent of $68 million.

Investing Activities

In 2004, we had capital expenditures of $41 million. During 2004, Mirant Americas Energy Marketing borrowed $33 million from the Company under Mirant’s Chapter 11 cash management program and repaid the $33 million to the Company in 2004. In 2003 we had capital expenditures of $45 million.

Financing Activities

In 2004 and 2003, net cash used in financing activities was $2 million and $3 million, respectively, related to payments of capitalized lease obligations. We received $72 million in capital contributions pursuant to the ECSA in 2003.

Off-Balance Sheet Arrangements and Contractual Obligations

At December 31, 2005, our off-balance sheet arrangements and contractual obligations were as follows (in millions):

							More than
	Total	2006	2007	2008	2009	2010	5 years
Operating leases	$2,382	$109	$116	$124	$145	$143	$1,745
Long-term debt	52	5	5	5	5	5	27
Purchase commitments:
Synthetic fuel purchase commitments	200	111	89	—	—	—	—
Coal purchases-affiliate	245	133	112	—	—	—	—
Other purchase commitments	122	122	—	—	—	—	—
Total	$3,001	$480	$322	$129	$150	$148	$1,772

Operating leases are off-balance sheet arrangements and are discussed in Note 15 to our combined and consolidated financial statements contained elsewhere in this report. These amounts primarily relate to our minimum lease payments associated with our lease of the Morgantown and Dickerson baseload units.

Long-term debt includes the current portion of long-term debt and long-term debt on the combined and consolidated balance sheets, which are discussed in Note 11 to our combined and consolidated financial statements contained elsewhere in this report. Long-term debt also includes interest accrued on debt.

Synthetic fuel purchase commitments are discussed in Note 15 to our combined and consolidated financial statements contained elsewhere in this report. These amounts relate primarily to a long-term synthetic fuel purchase agreement.

Coal purchases-affiliate are discussed in Note 15 to our combined and consolidated financial statements contained elsewhere in this report. These amounts relate to our coal purchase commitment with Mirant Energy Trading. In the first quarter of 2006, we entered into additional significant coal purchase commitments in conjunction with our January 2006 financial power swap transaction.

Other purchase commitments represent the open purchase orders less invoices received related to open purchase orders for general procurement of products and services purchased in the ordinary course of business. These include construction, maintenance and labor activities at our generation facilities. We entered into an agreement on June 24, 2005 for an SCR System at the Morgantown generating station. The system will be furnished and installed to comply with a State of Maryland environmental consent decree to reduce the emissions of NOx. The contract value of this capital expenditure is approximately $94 million. Payments are made monthly upon acceptance of project milestones with the final payment scheduled for June of 2008. Mirant Services entered into an agreement on February 10, 2006 for equipment at the Potomac River Generating station. The equipment shall be furnished and supplied to disperse emissions which will exceed State of Virginia environmental requirements. The contract value of this capital expenditure is approximately $6 million. Payments shall be made upon acceptance of project milestones with the final payment scheduled for December of 2006.

Critical Accounting Policies and Estimates

The accounting policies described below are considered critical to obtaining an understanding of our combined and consolidated financial statements because their application requires significant estimates and judgments by management in preparing our combined and consolidated financial statements. Management’s estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. It is our view that the following critical accounting policies and the underlying estimates and judgments involve a higher degree of complexity than others do. We discussed the selection of and application of these accounting policies with our Board of Managers and our independent auditors.

Fresh Start Applicability

In connection with our emergence from bankruptcy, we would be required under SOP 90-7 to adopt fresh start reporting under certain conditions. Fresh start reporting requires the debtor to use current fair values in its balance sheet for both assets and liabilities and to eliminate all prior earnings or deficits. The two requirements to fresh start reporting are:

•       the reorganization value of the company’s assets immediately before the date of confirmation of the plan of reorganization is less than the total of all post-petition liabilities and allowed claims; and

•       the holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares upon emergence.

We refer to these requirements as the “fresh start applicability test.” For purposes of applying the fresh start applicability test, reorganization value is defined in the glossary of SOP 90-7 as “the value attributed to the reconstituted entity, as well as the expected net realizable value of those assets that will be disposed before reconstitution occurs. Therefore, this value is viewed as the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the restructuring.”

In most bankruptcy proceedings, the reorganization value is determined through the court process—it is either negotiated by the parties or ordered by the court if the parties cannot agree to a value. In the bankruptcy proceedings of the Mirant Debtors, no Mirant reorganization value was determined by the Bankruptcy Court or agreed upon by the parties.

In order to determine the reorganization value of Mirant for purposes of the fresh start applicability test, Mirant employed a market-based approach that incorporates the trading value of the Mirant Debtors’ publicly traded debt and equity securities in the days preceding the confirmation date of the Plan. Mirant deemed that this approach is appropriate as it is an objective and timely measurement of the fair value of Mirant. Mirant disclosed this intended approach in Exhibit “D” of the Disclosure Statement, which was approved by the Bankruptcy Court and used to solicit votes on the Plan.

The calculation of the reorganization value included the averaging of the trading value of Mirant’s publicly traded debt and equity securities for the three days preceding the confirmation of the Plan on December 9, 2005. The trading values of debt were obtained through independent broker quotes for both Mirant and Mirant Americas Generation. These prices were used to determine an implied value for their respective claim classes, as both public and private claims within each claim class receive identical treatment under the Plan. Then, the market value of Mirant’s trust preferred securities and its common equity were added to the calculation.

In order to obtain an indication of total value of Mirant’s debt and equity, debt of non-bankrupt subsidiaries was included, as well as adjustments for items representing debt obligations that were not otherwise included in Mirant’s claims. Finally, the total reorganization value of Mirant’s assets was derived by adding non-interest bearing liabilities to the fair value of Mirant’s debt and equity securities described above.

The result of the calculation indicated that Mirant and the Company were not allowed to adopt fresh start reporting because the reorganization value of Mirant immediately prior to the confirmation date exceeded the total of post-petition liabilities and allowed claims. As a result, Mirant’s and the Company’s assets and liabilities were not adjusted to fair value; but rather liabilities compromised by the Plan were stated at present values of amounts to be paid and forgiveness of debt was reported as an extinguishment of debt in accordance with SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64; Amendment of FASB Statement 13; and Technical Corrections.”

The applicability test of fresh start reporting was sensitive to changes in the price of the securities, and a decrease of approximately 2% in the average price of the securities for the period measured would have resulted in the requirement for Mirant and the Company to adopt fresh start reporting. The adoption of fresh start reporting would have had a material impact on our balance sheet at December 31, 2005, as well as succeeding statements of operations. Under fresh start reporting, our assets and liabilities would be stated at fair value, including our power generation facilities and identifiable intangible assets such as emissions allowances and energy contracts. The depreciation and amortization associated with these assets would also differ materially from our historical combined and consolidated financial statements. In addition, our accumulated deficit would have been eliminated. Therefore, the successor Company under fresh start reporting would not have been comparable to the predecessor Company prior to the application of fresh start reporting.

See Note 3 to our combined and consolidated financial statements for further information on our accounting while in bankruptcy.

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

Pursuant to SFAS No. 133, derivative contracts are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings unless they qualify for a scope exception. The fair value of such contracts is included in price risk management assets and liabilities- affiliate in our combined and consolidated balance sheets. A limited number of transactions do not meet the definition of a derivative or are considered normal purchases or normal sales, a permissible scope exception under SFAS No. 133. Thus, such transactions qualify for the use of accrual accounting.

Determining the fair value of derivatives involves significant estimates based largely on the mid-point of quoted market prices. The mid-point may vary significantly from the bid or ask price for some delivery points. If no active market exists, we estimate the fair value of certain derivative contracts using quantitative pricing models. Our modeling techniques include assumptions for market prices, correlation and volatility, such as using the prices of one delivery point to calculate the price of the contract’s delivery point. The degree of complexity of our pricing models increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points.

The fair value of price risk management assets and liabilities-affiliate in our combined and consolidated balance sheets are also impacted by our assumptions such as interest rate, counterparty credit risk and liquidity risk. The nominal value of the contracts is discounted using a forward interest rate curve based on the London InterBank Offered Rate (“LIBOR”). In addition, the fair value of our derivative contracts is reduced to reflect the estimated risk of default of counterparties on their contractual obligations to us.

The amounts recorded as revenues-affiliate and as cost of fuel, electricity and other products-affiliate change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting under SFAS No. 133, our financial statements-including gross margin, operating income and balance sheet ratios are, at times, volatile and subject to fluctuations in value primarily due to changes in energy and fuel prices.

Due to the complexity of the models used to value the derivative instruments, a significant change in estimate could have a material impact on our results of operations.

See Note 8 to our combined and consolidated financial statements for further information on financial instruments related to price risk management activities.

Asset Impairments

We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires management to recognize an impairment charge if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset. The amount of an impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted expected future cash flows from that asset or, in the case of assets we expect to sell, at fair value less costs to sell.

The determination of impairment requires management to apply judgment in estimating future energy prices, environmental and other maintenance expenditures and other cash flows. Our estimates of the fair value of the assets include significant assumptions about the timing of future cash flows, remaining useful lives and selecting a discount rate that reflects the risk inherent in future cash flows.

These estimates and assumptions are subject to a high degree of uncertainty. If actual results are not consistent with the assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional losses that could be material to our results of operations.

Asset Retirement Obligations

We account for asset retirement obligations under SFAS No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) and under FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations: an interpretation of FASB Statement No. 143” (“FIN 47”). SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. FIN 47 expanded on SFAS 143 to include conditional asset retirement obligations that should be recorded when estimable. Upon initial recognition of a liability for an asset retirement obligation, the Company capitalizes an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. The liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Asset retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 and FIN 47 are those obligations for which a requirement exists under enacted laws, statutes and written or oral contractions, including obligations arising under the doctrine of promissory estoppel.

We have identified certain asset retirement obligations within our power generation operations. These asset retirement obligations are primarily related to asbestos abatement at some of our generating facilities, equipment on leased property and other environmental obligations related to the closing of ash disposal sites.

Liabilities associated with asset retirement obligations are estimated by applying a present value calculation to current engineering cost estimates of satisfying the obligations. Significant inputs to the present value calculation include current cost estimates, estimated asset retirement dates and appropriate discount rates. Where appropriate, multiple cost and/or retirement scenarios have been weighted. We update liabilities associated with asset retirement obligations as significant assumptions change or as relevant new information becomes available. However, actual future costs to satisfy asset retirement obligations could differ materially from the current recorded liabilities.

Estimated Useful Lives

The estimated useful lives of our long-lived assets are used to compute depreciation expense, future asset retirement obligations, and are also used in impairment testing. Estimated useful lives are based, in part, on the assumption that we provide an appropriate level of capital expenditures while the assets are still in operation. Without these continued capital expenditures, the useful lives of these assets could decrease significantly. Estimated lives could be impacted by such factors as future energy prices, environmental regulations, various legal factors and competition. If the useful lives were found to be shorter than originally estimated, depreciation expense may increase, liabilities for future asset retirement obligations may be insufficient and impairments in the carrying value of tangible and intangible assets may result.

See Note 9 to our combined and consolidated financial statements for further information on long-lived assets.

Goodwill and Indefinite-lived Intangible Assets

We evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually and periodically if indicators of impairment are present. An impairment occurs when the fair value of a reporting unit is less than its carrying value including goodwill. For this test our business constitutes a single reporting unit. The amount of the impairment charge, if an impairment exists, is calculated as the difference between the fair value of the reporting unit goodwill and its carrying value. We perform our annual assessment of goodwill at October 31 and whenever contrary evidence exists as to the recoverability of goodwill.

The accounting estimates related to determining the fair value of goodwill require management to make assumptions about cost of capital, future revenues, operating costs and forward commodity prices over the life of the assets. Our assumptions about future revenues, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future.

The results of our 2003 analysis indicated that goodwill was impaired and we recorded an impairment charge of $499 million. Our fair value was determined using discounted cash flow techniques and assumptions as to business prospects using the best information available.

The Company performed its annual evaluation for goodwill impairment at October 31, 2005, based on the Company’s most recent business plan and market data from independent sources. The annual evaluation of goodwill indicated that there was no impairment in 2005.

The critical assumptions used in our impairment analysis included the following: assumptions as to the future electricity and fuel prices, future levels of gross domestic product growth, levels of supply and demand, future operating expenditures and capital expenditure requirements, and estimates of our weighted average cost of capital.

The above assumptions were critical to the Company’s determination of the fair value of its goodwill. The combined subjectivity and sensitivity of our assumptions and estimates used in our goodwill impairment analysis could result in a reasonable person concluding differently regarding those critical assumptions and estimates.

See Note 10 to our combined and consolidated financial statements for further information on goodwill and other intangible assets.

Litigation

We are currently involved in certain legal proceedings. We estimate the range of liability through discussions with applicable legal counsel and analysis of case law and legal precedents. We record our best estimate of a loss, or the low end of our range if no estimate is better than another estimate within a range of estimates, when the loss is considered probable. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

See “Item 3. Legal Proceedings” and Note 13 to our combined and consolidated financial statements for further information related to our legal proceedings.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with changes in commodity prices and to credit risks.

Commodity Price Risk

In connection with our power generating business, we enter into a variety of short and long-term agreements with Mirant Energy Trading and third parties to acquire the fuel for generating electricity. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce is sold to Mirant Energy Trading under the Power and Fuel Agreement and to third parties at market prices. As a result, our financial performance varies depending on changes in the prices of these commodities.

The financial performance of our power generation business is influenced by the difference between the variable cost of converting source fuel, such as natural gas, oil or coal, into electricity, and the revenue we receive from the sale of that electricity. The difference between the cost of a specific fuel used to generate one MWh of electricity and the market value of the electricity generated is commonly referred to as the “conversion spread.” Absent the impacts of our price risk management activities, the operating margins that we realize are equal to the difference between the aggregate conversion spread and the cost of operating the facilities that produce the electricity sold.

Conversion spreads are dependent on a variety of factors that influence the cost of fuel and the sales price of the electricity generated over the longer term, including conversion spreads of additional facility generation capacity in the PJM region, plant outages, weather and general economic conditions. As a result of these influences, the cost of fuel and electricity prices do not always change by the same magnitude or direction, which results in conversion spreads for a particular generation facility widening or narrowing (or becoming negative) over time.

From August 1, 2001 to April 30, 2003, all of our energy and capacity was sold at fixed prices under the ECSA. Under our Power and Fuel Agreement, effective May 1, 2003, we sell all of the energy we produce based on market prices. See Note 6 to our combined and consolidated financial statements for further discussion. We currently estimate that 100% of our coal and synthetic fuel requirements for 2006, representing the majority of our fuel costs for the year, are covered by fixed price contracts.

Through our asset management activities, we enter into a variety of exchange-traded and over-the-counter energy and energy-related derivative contracts, such as forward contracts, futures contracts, option contracts and financial swap agreements to manage our exposure to commodity price risk and changes in conversion spreads. These derivatives have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument. Derivative energy contracts required to be reflected at fair value are presented as price risk management assets-affiliate and price risk management liabilities-affiliate in the accompanying combined and consolidated balance sheets. The net changes in their market values are recognized in income in the period of change. The determination of fair value considers various factors, including closing exchange or over-the-counter market price quotations, time value, credit quality, liquidity and volatility factors underlying options and contracts.

The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at December 31, 2005, was eight months. The net notional amount, or net short position, of the price risk management assets and liabilities-affiliate at December 31, 2005, was approximately 5 million equivalent MWh.

The fair value of our price risk management liabilities-affiliate, net of credit reserves, as of December 31, 2005 was approximately $158 million which included a $206 million liability, net for electricity and a $48 million asset, net for coal.

Value at Risk

Effective November 5, 2003, our Risk Management Policy prohibits the trading of certain products (e.g., natural gas liquids and pulp and paper) and contains limits related to our asset management activities. There is no value at risk (“VaR”) limit with respect to our asset management activities, as these activities are only allowable if they reduce the commodity price exposure of our generation assets. We manage the market risks associated with our asset management activities in conjunction with the physical generation assets that they are designed to economically hedge.

We manage the price risk associated with asset management activities through a variety of methods. To ensure that economic hedge positions are risk reducing in nature, we measure the impact of each asset management transaction executed relative to the overall asset position, including the previously executed economic hedge transaction that it is designed to economically hedge. See “Critical Accounting Policies and Estimates” for accounting treatment for asset management activities.

Credit and Collection Risk

We are exposed to credit risk from Mirant Energy Trading to the extent that Mirant Energy Trading is unable to collect amounts owed from third parties for the resale of our energy products.

Item 8.        Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Member
Mirant Mid-Atlantic, LLC:

We have audited the accompanying consolidated balance sheet of Mirant Mid-Atlantic, LLC (a wholly-owned indirect subsidiary of Mirant Corporation) and subsidiaries (the “Company”) as of December 31, 2005, and the combined balance sheet of the Company as of December 31, 2004, and the related combined statements of operations, equity and cash flows for each of the years in the three-year period ended December 31, 2005. These combined and consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these combined and consolidated financial statements based on our audits.

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

In our opinion, the combined and consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mirant Mid-Atlantic, LLC and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 1, 2, 3 and 4 to the combined and consolidated financial statements, on December 9, 2005, the United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division confirmed Mirant Corporation’s Plan of Reorganization (the “Plan”). The Plan became effective on January 3, 2006 and the Company emerged from Chapter 11 of Title 11 of the U.S. Bankruptcy Code. In connection with the provisions of the Plan, Mirant Corporation contributed certain net assets to the Company, with effect from December 31, 2005, resulting in a change in reporting entity under Accounting Principles Board Opinion No. 20, Accounting Changes; accordingly, the Company has restated the financial statements for all prior periods to reflect the financial information of the new reporting entity. The Company recorded the effects of the Plan as of December 31, 2005.

As discussed in Note 2 to the combined and consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations: An Interpretation of FASB Statement No. 143, in 2005.

/s/ KPMG LLP

Atlanta, Georgia
March 31, 2006

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

Combined Statements of Operations

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Operating Revenues:
Affiliate	$1,197	$1,021	$838
Nonaffiliate	—	1	18
Total operating revenues	1,197	1,022	856
Cost of fuel, electricity, and other products—affiliate	610	372	331
Cost of fuel, electricity, and other products—nonaffiliate	132	149	125
Total cost of fuel, electricity and other products	742	521	456
Gross Margin	455	501	400
Operating Expenses:
Generation facilities rent	99	103	96
Depreciation and amortization	64	62	60
Operations and maintenance—affiliate, including restructuring charges of $2, $3 and $5, respectively	148	152	108
Operations and maintenance—nonaffiliate	94	81	78
Goodwill impairment loss	—	—	499
Total operating expenses	405	398	841
Operating Income (Loss)	50	103	(441)
Other (Expense) Income, net:
Interest income—nonaffiliate	—	—	1
Interest expense—affiliate	(10)	(3)	—
Interest expense—nonaffiliate	(8)	(3)	(4)
Other, net	—	3	4
Total other (expense) income, net	(18)	(3)	1
Income (Loss) Before Reorganization Items and Income Taxes	32	100	(440)
Reorganization items, net	22	(6)	(1)
Provision for income taxes	—	—	1
Income (Loss) Before Cumulative Effect of Changes in
Accounting Principles	10	106	(440)
Cumulative Effect of Changes in Accounting Principles	(3)	—	(1)
Net Income (Loss)	$7	$106	$(441)

See accompanying notes to combined and consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

December 31, 2005 Consolidated Balance Sheet
and
December 31, 2004 Combined Balance Sheet

	2005	2004
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$276	$299
Receivables:
Affiliate	51	21
Customer accounts	1	1
Notes receivable from affiliate	124	—
Fuel stock and emissions allowances	78	111
Materials and supplies	30	34
Prepaid rent	96	99
Funds on deposit	56	—
Assets held for sale	7	7
Other current assets	19	24
Total current assets	738	596
Property, Plant, and Equipment, net	1,408	1,395
Noncurrent Assets:
Goodwill, net	799	799
Price risk management assets—affiliate	26	—
Other intangible assets, net	161	167
Prepaid rent	208	197
Other noncurrent assets	1	1
Total noncurrent assets	1,195	1,164
Total Assets	$3,341	$3,155
Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$3	$3
Accounts payable and accrued liabilities	28	14
Payable to affiliate	21	14
Price risk management liabilities—affiliate	184	61
Total current liabilities	236	92
Noncurrent Liabilities
Long-term debt	33	36
Asset retirement obligations	9	3
Other long-term liabilities	1	—
Total noncurrent liabilities	43	39
Liabilities Subject to Compromise	—	68
Commitments and Contingencies
Equity:
Investment by Mirant	—	2,956
Member’s interest	3,270	—
Preferred stock in affiliate	(208)	—
Total equity	3,062	2,956
Total Liabilities and Equity	$3,341	$3,155

See accompanying notes to combined and consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

Combined Statements of Equity

	Member’s Interest	Preferred Stock in Affiliate	Investment by Mirant
	(in millions)
Balance, December 31, 2002	$—	$—	$3,219
Net loss	—	—	(441)
Capital contribution received pursuant to ECSA	—	—	72
Balance, December 31, 2003	—	—	2,850
Net income	—	—	106
Balance, December 31, 2004	—	—	2,956
Net income	—	—	7
Contribution of net assets and liabilities from Mirant underthe Plan	—	—	99
Change in member pursuant to the Plan	3,270	(208)	(3,062)
Balance, December 31, 2005	$3,270	$(208)	$—

See accompanying notes to combined and consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

Combined Statements of Cash Flows

	For the Years Ended December 31,
	2005	2004	2003
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$7	$106	$(441)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64	62	60
Unrealized losses on price risk management assets and liabilities—affiliate, net	97	75	7
Goodwill impairment loss	—	—	499
Cumulative effect of changes in accounting principles	3	—	1
Non-cash charges for reorganization items	7	(1)	—
Effects of Plan of Reorganization	(3)	—	—
Post-petition interest	2	—	—
Other adjustments to net income	—	—	(1)
Changes in certain assets and liabilities:
Affiliate receivables	(30)	(8)	31
Customer accounts receivable	—	3	1
Prepaid rent	(9)	(23)	(68)
Materials, fuel stock and emissions allowances	37	(80)	(7)
Other assets	(51)	(1)	8
Accounts payable and accrued liabilities	7	(16)	4
Payables to affiliate	67	(10)	22
Taxes accrued—nonaffiliate	(28)	(1)	27
Total adjustments	163	—	584
Net cash provided by operating activities	170	106	143
Cash Flows from Investing Activities:
Capital expenditures	(67)	(41)	(45)
Issuance of notes receivable from affiliate	(327)	(33)	—
Repayment of notes receivable from affiliates	203	33	—
Net cash used in investing activities	(191)	(41)	(45)
Cash Flows from Financing Activities:
Repayment of long-term debt	(2)	(2)	(3)
Capital contributions received from affiliate pursuant to ECSA	—	—	72
Net cash (used in) provided by financing activities	(2)	(2)	69
Net (Decrease) Increase in Cash and Cash Equivalents	(23)	63	167
Cash and Cash Equivalents, beginning of year	299	236	69
Cash and Cash Equivalents, end of year	$276	$299	$236
Supplemental Cash Flow Disclosures:
Cash paid for income taxes	$—	$—	$2
Cash paid for interest	$16	$5	$4
Non-cash financing activities:
Capital contributions adjustment pursuant to termination of ECSA	$—	$—	$(115)

See accompanying notes to combined and consolidated financial statements.

MIRANT MID-ATLANTIC AND SUBSIDIARIES
NOTES TO COMBINED AND CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

1.                 Background and Description of Business

Mirant Mid-Atlantic, LLC (the “Company” or “Mirant Mid-Atlantic”) was formed as a Delaware limited liability company on July 12, 2000. Mirant Mid-Atlantic has historically been a direct wholly-owned subsidiary of Mirant Americas Generation, LLC (“Mirant Americas Generation”), and an indirect wholly-owned subsidiary of Mirant Corporation (“Mirant”). Pursuant to the Plan of Reorganization (the “Plan”), at December 31, 2005, Mirant Mid-Atlantic is now a direct wholly-owned subsidiary of Mirant North America, LLC (“Mirant North America”), a newly organized holding company subsidiary of Mirant Americas Generation. The Company began operations on December 19, 2000 in conjunction with its acquisition of generating facilities and other related assets from Potomac Electric Power Company (“PEPCO”). Mirant previously assigned its rights and obligations under its acquisition agreement to the Company, the Company’s subsidiaries, and certain of the Company’s affiliates.

The Company is an independent power provider that earns revenue primarily by producing and selling electricity. The Company uses derivative financial instruments, such as commodity forwards, futures, options, and swaps to manage its exposure to fluctuations in electric energy and fuel prices. Mirant Mid-Atlantic owns or leases approximately 5,256 megawatts (“MW”) of electric generation capacity in the Washington, D.C. area, all of which the Company operates. These generating facilities serve the Pennsylvania-New Jersey-Maryland Interconnection Market (“PJM”). The PJM independent system operator operates the largest centrally dispatched control area in the United States, which covers all or parts of Pennsylvania, New Jersey, Maryland, Delaware, Virginia, West Virginia, Ohio, Kentucky, Indiana, Michigan, Illinois, Tennessee, and the District of Columbia. Major cities in this territory include Washington, D.C., Baltimore, Wilmington, Newark, Philadelphia, Pittsburgh, Charleston and Chicago.

From August 1, 2001 to April 30, 2003, the Company supplied all of the capacity and energy of its facilities to Mirant Americas Energy Marketing, LP (“Mirant Americas Energy Marketing”) under the terms of the Energy and Capacity Sales Agreement (“ECSA”). Effective May 1, 2003, the Company agreed to cancel the ECSA and sell all of its capacity and energy to Mirant Americas Energy Marketing under a power sales, fuel supply, and services agreement (the “Power and Fuel Agreement”) at market prices. Further details of the ECSA are discussed in Note 6. Mirant Americas Energy Marketing was party to transition power agreements with PEPCO under which PEPCO had an option to purchase energy with respect to PEPCO’s load requirements at fixed rates.

Historically, Mirant Potomac River, LLC (“Mirant Potomac River”) and Mirant Peaker, LLC (“Mirant Peaker”) were affiliates of Mirant Mid-Atlantic. Pursuant to the Plan, Mirant contributed its interest in Mirant Potomac River and Mirant Peaker to Mirant Mid-Atlantic in December 2005. The contributed subsidiaries were under the common control of Mirant and are collectively referred to as the “Contributed Subsidiaries.” Mirant’s contribution of the Contributed Subsidiaries resulted in a change in the Mirant Mid-Atlantic reporting entity under Accounting Principles Board Opinion No. 20, “Accounting Changes,” and accordingly the Company has restated the financial statements for all prior periods to reflect the financial information of the new reporting entity. For further discussion see Note 4 to the combined and consolidated financial statements.

On January 31, 2006, the trading and marketing business of Mirant Americas Energy Marketing, Mirant Americas Development, Inc., Mirant Americas Production Company, Mirant Americas Energy Capital, LLC, Mirant Americas Retail Energy Marketing, L.P., and Mirant Americas Gas

Marketing I-XV, LLCs, (collectively, the “Trading Debtors”) was transferred to Mirant Energy Trading, LLC (“Mirant Energy Trading”), a newly formed wholly-owned subsidiary of Mirant North America, which, pursuant to the Plan, has no successor liability for any unassumed obligations of the Trading Debtors. After these transfers took place, old Mirant and the Trading Debtors were transferred to a trust created under the Plan. As a result, the Company now executes the affiliate transactions with Mirant Energy Trading.

The Company has entered into a number of service agreements with subsidiaries of Mirant related to the sales of its electric power and the procurement of fuel, and labor and administrative services essential to operating its business. These related parties are primarily Mirant, Mirant Energy Trading, Mirant Americas Energy Marketing and Mirant Services, LLC (“Mirant Services”). The arrangements with these related parties are discussed in Note 6.

2.                 Accounting and Reporting Policies

Basis of Presentation

The accompanying combined and consolidated financial statements of Mirant Mid-Atlantic and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying combined and consolidated financial statements include the accounts of Mirant Mid-Atlantic, its wholly-owned subsidiaries and the Contributed Subsidiaries as discussed in Note 1 and have been prepared from the historical records maintained by Mirant Mid-Atlantic, its subsidiaries and the Contributed Subsidiaries. All significant intercompany accounts and transactions have been eliminated.

For the period subsequent to July 14, 2003 (the “Petition Date”), and various dates thereafter, the accompanying combined and consolidated financial statements have been prepared in accordance with Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code,” (“SOP 90-7”). Accordingly, all pre-petition liabilities subject to compromise have been segregated in the combined balance sheet for the year ended December 31, 2004, and classified as liabilities subject to compromise at the estimated amounts of allowable claims. The United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division (the “Bankruptcy Court”) confirmed the Plan pursuant to an order dated December 9, 2005 (the “Confirmation Order”), and waived the stay of the Confirmation Order. Accordingly, immediately upon the entry of the Confirmation Order, the terms of the Plan and Confirmation Order were deemed binding upon Mirant and 83 of its direct and indirect subsidiaries in the United States (collectively, the “Mirant Debtors”) and all other parties affected by the Plan. The Plan became effective on January 3, 2006. For financial reporting purposes, Mirant and the Company recorded the effects of the Plan on December 31, 2005.

The implementation of the Plan resulted in, among other things, a new Mirant capital structure, the discharge of debt of the old Mirant, the satisfaction or disposition of various types of claims against the old Mirant, the assumption or rejection of certain contracts and the establishment of a new Mirant Board of Directors. In accordance with SOP 90-7, if the Mirant reorganization value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims, and if the holders of existing voting shares immediately before confirmation receive less than 50 percent of the voting shares of the emerging entity, the entity must adopt fresh start reporting upon its emergence from Chapter 11. The calculation of the Mirant reorganization value included the trading value of Mirant’s debt and equity securities for the three days preceding the confirmation of the Plan on December 9, 2005.

The result of the calculation indicated that Mirant and its subsidiaries would not be allowed to adopt fresh start reporting because the Mirant reorganization value immediately prior to the confirmation date exceeded the total post-petition liabilities and allowed claims. For further discussion of fresh start reporting see “Critical Accounting Policies and Estimates.”

Use of Estimates

The preparation of the combined and consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the combined and consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company’s significant estimates include:

•       determining the fair value of certain derivative contracts;

•       estimating liabilities resulting from the bankruptcy;

•       estimating future cash flows in determining impairments of long-lived assets, goodwill and indefinite-lived intangible assets;

•       estimating losses to be recorded for contingent liabilities; and

•       estimating obligations related to asset retirements.

Recently Adopted Accounting Standards

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations: an Interpretation of FASB Statement No. 143”, (“FIN 47”), which expands the scope of asset retirement obligations to be recognized under Statement of Financial Accounting Standards (“SFAS”) No. 143 “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) to include asset retirement obligations that may be uncertain as to the nature or timing of settlement. Upon initial recognition of a liability for an asset retirement obligation, the Company capitalizes an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. Over time, the liability is accreted to its present fair value and the capitalized cost is depreciated over the remaining useful life of the related asset. Asset retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 and FIN 47 are those conditional and unconditional obligations for which a requirement exists under enacted laws, statutes and written or oral contractions, including obligations arising under the doctrine of promissory estoppel.

FIN 47 was effective for financial statements ending after December 15, 2005. At December 31, 2005, the Company recorded conditional asset retirement obligations related to the retirement of its generating facilities of $6 million. The cumulative effect of adopting FIN 47 was approximately $3 million. For further discussion, see “Cumulative Effect of Changes in Accounting Principles” below.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Productive Assets: an Amendment of APB Opinion No. 29,” (“SFAS No. 153”). SFAS No. 153 addresses the measurement of exchanges of certain nonmonetary assets. It amends APB Opinion No. 29, “Accounting for Nonmonetary Exchanges,” and requires that nonmonetary exchanges (except for certain exchanges of products or property held for sale in the ordinary course of business) be accounted for at the fair value of the assets exchanged, with gains or losses being recognized, if the fair value is determinable within reasonable limits and the transaction has commercial substance. The provisions of SFAS No. 153 are effective for transactions involving nonmonetary exchanges that occur in fiscal periods beginning after June 15, 2005. The Company has determined that certain exchanges of emissions allowances that the Company may periodically transact would qualify as nonmonetary exchanges under SFAS No. 153. For the year ended December 31, 2005, the Company identified certain transactions involving exchanges of emissions allowances of one vintage year for a different year. The adoption of SFAS No. 153 had no material impact on the Company’s combined and consolidated results of operations, cash flows or financial position as of December 31, 2005.

Revenue Recognition

The Company recognizes affiliate and nonaffiliate revenue when electric power is delivered to an affiliate or customer pursuant to contractual commitments that specify volume, price and delivery requirements and collection of such revenue is probable. Some affiliate sales of energy are based on economic dispatch, or ‘as-ordered’ by PJM, based on member participation agreements, but without an underlying contractual commitment. Independent system operator (“ISO”) revenues and revenues for sales of energy based on economic dispatch are recorded on the basis of megawatt hour (“MWh”) delivered, at the relevant day-ahead or real-time prices. The Company also recognizes affiliate revenue when ancillary services have been performed and collection of such revenue is probable.

Derivative Financial Instruments

Derivative financial instruments are recorded in the accompanying combined and consolidated balance sheets at fair value as either price risk management assets or liabilities—affiliate, and changes in fair value are recognized currently in earnings, unless specific hedge accounting criteria are met. Electricity sales and fuel supply derivative financial instruments that qualify as normal purchases and normal sales transactions pursuant to SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) are exempt from fair value accounting treatment and are accounted for on the accrual method of accounting. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized currently in earnings. If the derivative is designated as a cash flow hedge, the changes in the fair value of the derivative are recorded in other comprehensive income (“OCI”) and the realized gains and losses related to these derivatives are recognized in earnings in the same period as the settlement of the underlying hedged transaction. Any ineffectiveness relating to cash flow hedges is recognized currently in earnings. The assets and liabilities related to derivative instruments that have not been designated as hedges for accounting purposes are included in price risk management assets and liabilities—affiliate. For the years ended December 31, 2005, 2004 and 2003 the Company did not have any derivative instruments that it had designated as fair value or cash flow hedges.

As the Company’s commodity derivative financial instruments have not been designated as hedges for accounting purposes, changes in such instruments’ fair values are recognized currently in earnings. For asset management activities changes in fair value of electricity derivative financial instruments are reflected in generation revenue-affiliate and changes in fair value of fuel derivative contracts are reflected in cost of fuel, electricity and other products-affiliate, in the accompanying combined statements of operations.

Concentration of Revenues

In 2005, 2004 and 2003, Mirant Mid-Atlantic earned a significant portion of its operating revenue and gross margin from the PJM energy market, where the Company’s generation facilities are located.

Concentration of Labor Subject to Collective Bargaining Agreements

At December 31, 2005, approximately 70% of the Company’s employees that have been employed through contracts with Mirant Services are subject to collective bargaining agreements.

Cash and Cash Equivalents

Mirant Mid-Atlantic considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Restricted Cash

Restricted cash is included in current assets as funds on deposit in the accompanying combined and consolidated balance sheets and was $56 million at December 31, 2005. Restricted cash includes $49 million drawn on a letter of credit by the Mirant Mid-Atlantic lease trustee.

Fuel Stock and Materials and Supplies

Fuel stock and materials and supplies are recorded at the lower of cost or market. Cost is computed on an average cost basis. Fuel stock is removed from inventory as it is used in the production of electricity. Materials and supplies are removed from inventory when they are used for repairs, maintenance or capital projects.

Emissions Allowances

Purchased emissions allowances are recorded in inventory at the lower of cost or market. Cost is computed on an average cost basis. Purchased emissions allowances for sulfur dioxide (“SO2”) and nitrogen oxide (“NOx”) are removed from inventory and charged to cost of fuel, electricity and other products-affiliate in the accompanying combined statements of operations as they are utilized against emissions volumes that exceed the allowances granted to the Company by the Environmental Protection Agency (“EPA”).

Emissions allowances granted by the EPA related to generation facilities owned by the Company are recorded at fair value at the date of the acquisition of the facility and are included in property, plant and equipment. These emissions allowances are depreciated on a straight-line basis over the estimated useful life of the respective generation facility, which ranges from 8 to 40 years, and are charged to depreciation and amortization expense in the accompanying combined statements of operations.

Emissions allowances granted by the EPA related to generation facilities leased by the Company are recorded at fair value at the commencement of the lease in other intangible assets. These emissions allowances are amortized on a straight-line basis over the term of the lease, and are charged to depreciation and amortization expense in the accompanying combined statements of operations.

The Company has determined that certain exchanges of emissions allowances that the Company may periodically transact would qualify as nonmonetary exchanges under SFAS No. 153.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, which includes materials, labor and associated payroll-related and overhead costs and the cost of financing construction. The cost of routine maintenance and repairs, such as inspections and corrosion removal and the replacement of minor items of property are charged to expense as incurred. Certain expenditures incurred during a major maintenance outage of a generating plant are capitalized, including the replacement of major component parts and labor and overhead incurred to install the parts. Depreciation of the recorded cost of depreciable property, plant and equipment is recognized on a straight-line basis over the estimated useful life of the asset. Upon the retirement or sale of property, plant and equipment the cost of such assets and the related accumulated depreciation are removed from the combined and consolidated balance sheets. No gain or loss is recognized for ordinary retirements in the normal course of business since the composite depreciation rates used by the Company take into account the effect of interim retirements.

Goodwill and Intangible Assets

Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination that are determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives are amortized on a straight-line basis over their respective useful lives ranging up to 40 years to their estimated residual values. The cost of certain rights acquired, such as operating permits, are included in property, plant and equipment in the combined and consolidated balance sheets as they are considered an integral part of the tangible asset. An impairment occurs when the fair value of a reporting unit is less than its carrying value including goodwill. The amount of the impairment charge, if an impairment exists, is calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value. The Company performs an annual assessment of goodwill at October 31 and whenever contrary evidence exists as to the recoverability of goodwill. The fair value of the reporting unit is calculated using discounted cash flow techniques and assumptions as to business prospects using the best information available.

Environmental Remediation Costs

Mirant Mid-Atlantic accrues for costs associated with environmental remediation obligations when such costs are probable and can be reasonably estimated. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. The cost of future expenditures for environmental remediation obligations are discounted to their present value.

Income Taxes

The Company was formed as an LLC on July 12, 2000, and was treated as a partnership for income tax purposes. The Company’s members were solely liable for the federal and state taxes resulting from the Company’s operations. In October 2002, the Company was converted to a branch for income tax purposes. As a result, Mirant Americas Inc. (“Mirant Americas”) had sole direct liability for the majority of the federal and state income taxes resulting from the Company’s operations. Those state taxes for which the Company is liable have been included in the accompanying combined statements of operations. In December 2005, pursuant to the Plan, Mirant rejected and thereby eliminated the tax sharing agreement with its direct and indirect wholly-owned regarded corporate entities. As a result, Mirant’s wholly-owned direct and indirect regarded corporate entities are no longer responsible for intercompany tax obligations attributable to their operations and Mirant Americas no longer has sole liability for the Company’s intercompany tax obligations. Mirant Americas still has the sole direct liability for the state income taxes resulting from the Company’s operations.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, such as property, plant and equipment, and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluations are performed in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds the discounted future cash flows of the asset. Assets to be disposed of are separately presented in the accompanying combined and consolidated balance sheets and are reported at the lower of the carrying amount or fair value less costs to sell, and are not depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the accompanying combined and consolidated balance sheets.

Cumulative Effect of Changes in Accounting Principles

2005

The Company adopted FIN 47 effective December 31, 2005, related to the costs associated with conditional legal obligations to retire tangible long-lived assets. Conditional asset retirement obligations are recorded at the fair value in the period in which they are incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its fair value and the capitalized costs are depreciated over the useful life of the related asset. At December 31, 2005, the Company recorded a cumulative effect of a change in accounting principle of approximately $3 million, net of tax, related to the adoption of this accounting standard.

2003

The Company adopted SFAS No. 143 effective January 1, 2003, related to costs associated with legal obligations to retire tangible, long-lived assets. Asset retirement obligations are recorded at fair value in the period in which they are incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its fair value and the capitalized costs are depreciated over the useful life of the related asset. The cumulative effect of the change in accounting principle related to the adoption of this accounting standard resulted in the Company recording a $1 million charge, net of taxes, in the combined statement of operations. If this accounting standard were required to be followed in periods prior to January 1, 2003, the effect on the Company’s combined and consolidated financial statements would have been insignificant.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements. At December 31, 2005 and 2004, financial instruments recorded at contractual amounts that approximate market or fair value include cash and cash equivalents, funds on deposit, receivables from affiliate, excluding pre-petition amounts discussed below, and customer accounts receivable, notes receivable from affiliate, accounts payable and accrued liabilities and payable to affiliate. The market values of such items are not materially sensitive to shifts in market interest rates because of the short-term to maturity of these instruments or their intercompany nature. Under the Plan, the pre-petition receivables from affiliate and the pre-petition payables to affiliates were resolved pursuant to a global settlement whereby intercompany claims did not receive any distribution. At December 31, 2005, the fair value of the Company’s long-term debt approximated book value.

Rent Expense

Rent expense related to the Company’s operating leases is recognized on a straight-line basis over the terms of the leases. Rent expense for generation facilities is reported separately as generation facilities rent in the accompanying combined statements of operations. Payments made under the terms of the lease agreement in excess of the amount of lease expense recognized are recorded as prepaid rent in the accompanying combined and consolidated balance sheets. Prepaid rent attributable to periods beyond one year is included in noncurrent assets.

3.                 Bankruptcy Related Disclosures

On January 19, 2005, the Mirant Debtors filed a Plan and Disclosure Statement (the “Disclosure Statement”) with the Bankruptcy Court. The Bankruptcy Court confirmed the Plan pursuant to the Confirmation Order. Accordingly, the terms of the Plan and Confirmation Order were deemed binding upon the Mirant Debtors and all other parties affected by the Plan. The Plan became effective on January 3, 2006. For financial statement presentation purposes, Mirant and the Company recorded the effects of the Plan on December 31, 2005.

The Plan included the following key elements:

•       The business of the Mirant Debtors continued to operate in its current form, subject to certain internal structural changes including the organization of a new parent entity (“New Mirant”).

•       In addition to amounts borrowed under Mirant North Americas senior secured revolving credit facility Mirant had approximately $4.4 billion of debt after emergence.

•       The pre-petition intercompany claims between and among the Mirant Debtors were resolved as part of a global settlement.

•       The holders of unsecured claims against the Consolidated Mirant Debtors received a pro rata share of:

•        96.25% of the shares of New Mirant common stock issued under the Plan, excluding: (i) 2.3% of shares of New Mirant common stock issued to certain holders of claims against the Mirant Americas Generation Debtors, and (ii) the shares reserved for issuance pursuant to the New Mirant employee stock programs; and

•        the right to receive cash payments equal to 50% of the cash recoveries, if any, from certain designated avoidance actions. In connection with the Plan, MC Asset Recovery, LLC was formed as a wholly-owned subsidiary of Mirant on December 30, 2005, to prosecute, settle and/or liquidate certain avoidance actions.

The holders of certain subordinated obligations had the right to receive 3.5% of the shares of New Mirant common stock (which shares are included in the 96.25% referred to above), to receive warrants to purchase an additional 5% of the shares of New Mirant common stock, and to participate pari passu with the holders of Mirant unsecured claims in the recoveries under the designated avoidance actions.

•       The outstanding common stock in Mirant was cancelled and the holders thereof received:

•        3.75% of the shares of New Mirant common stock (subject to the exclusions noted above for Mirant’s general unsecured creditors, as applicable);

•        warrants to purchase up to an additional 10% of the shares of New Mirant common stock; and

•        the right to receive cash payments equal to 50% of the recoveries, if any, from certain designated avoidance actions.

•       The claims against the Consolidated Mirant Americas Generation Debtors were paid in full through:

•        the reinstatement of the Mirant Americas Generation senior notes maturing in 2011, 2021 and 2031, and the payment of $452 million of accrued interest; and

•        the issuance to all other holders of secured and unsecured claims against the Consolidated Mirant Americas Generation Debtors of (a) approximately $1.35 billion in cash and (b) 2.3% of the shares of New Mirant common stock , subject to certain exclusions.

•       Mirant contributed (or caused to be contributed) additional value to Mirant Americas Generation, including:

•        the transfer of certain assets and liabilities of the trading and marketing business to Mirant North America in return for $250 million of cash;

•        commitments to make capital contributions: (a) through the issuance by Mirant Americas of up to $265 million of redeemable Series A Preferred Shares redeemable by Mirant Mid-Atlantic to fund environmental capital expenditures, and (b) through the issuance by Mirant Americas of $150 million of Series B Preferred Shares, redeemable by Mirant Americas Generation, to support the refinancing of its notes due 2011;

•        the transfer of Mirant Potomac River to Mirant Chalk Point, LLC (“Mirant Chalk Point”) a wholly-owned subsidiary of Mirant Mid-Atlantic, and the transfer of Mirant Peaker to Mirant Mid-Atlantic and the subsequent merger of Mirant Peaker into Mirant Chalk Point; and

•        the transfer of Mirant Zeeland, LLC to Mirant North America.

•       Mirant Mid-Atlantic assumed the Mirant Mid-Atlantic leveraged leases in accordance with the terms of the Plan and subject to the order of the Bankruptcy Court with respect to the interpretation of certain provisions of the leveraged lease documentation.

On January 3, 2006, substantially all of the assets of Mirant were transferred to New Mirant, which has no successor liability for any unassumed obligations of Mirant. On January 31, 2006, the trading and marketing business of the Trading Debtors was transferred to Mirant Energy Trading, which has no successor liability for any unassumed obligations of the Trading Debtors. After these transfers took place, old Mirant and the Trading Debtors were transferred to a trust created under the Plan.

Liabilities Subject to Compromise

At December 31, 2004, liabilities subject to compromise included certain liabilities incurred prior to the Petition Date. The amounts subject to compromise at December 31, 2004, consisted of accounts payable and accrued liabilities—affiliate of $22 million, accounts payable and accrued liabilities—nonaffiliate of $45 million and other noncurrent liabilities of $1 million.

Reorganization Items

Reorganization items, net represents expense or income and gain or loss amounts that were recorded in the combined statements of operations as a result of the bankruptcy proceedings. For the year ended December 31, 2005 the company recorded an expense of $22 million, which included an expense of $38 million related to costs arising from the settlement agreement related to the assumption of the Mirant Mid-Atlantic leveraged leases offset by interest income of $13 million and a gain of $3 million related to the net effects of the Plan in the accompanying combined statements of operations. For the years ended December 31, 2004 and 2003, the Company recorded income of $6 million and $1 million, respectively, in the accompanying combined statements of operations.

4. Change in Reporting Entity

As discussed in Note 1, pursuant to the Plan Mirant contributed its interest in the Contributed Subsidiaries to the Company resulting in a change in the Mirant Mid-Atlantic reporting entity.

The following tables and discussion summarize the effects of the Contributed Subsidiaries on the previously reported Mirant Mid-Atlantic consolidated statements of operations for 2004 and 2003 (in millions).

	For the Year Ended December 31, 2004
	As Previously Reported	Adjustments	Combined
Operating Revenues:
Affiliate	$881	$140	$1,021
Nonaffiliate	1	—	1
Total operating revenues	882	140	1,022
Cost of fuel, electricity and other products—affiliate	310	62	372
Cost of fuel, electricity and other products—nonaffiliate	148	1	149
Total cost of fuel, electricity and other products	458	63	521
Gross Margin	424	77	501
Operating Expenses:
Generation facilities rent	103	—	103
Depreciation and amortization	47	15	62
Operations and maintenance—affiliate, including restructuring	120	32	152
Operations and maintenance—nonaffiliate, including restructuring	66	15	81
Total operating expenses	336	62	398
Operating Income	88	15	103
Other (expense) income, net	—	(3)	(3)
Income Before Reorganization Items and Income Taxes	88	12	100
Reorganization items, net	(5)	(1)	(6)
(Benefit) provision for income taxes	(1)	1	—
Net Income	$94	$12	$106

	For the Year Ended December 31, 2003
	As Previously Reported	Adjustments	Combined
Operating Revenues:
Affiliate	$714	$124	$838
Nonaffiliate	18	—	18
Total operating revenues	732	124	856
Cost of fuel, electricity and other products—affiliate	257	74	331
Cost of fuel, electricity and other products—nonaffiliate	123	2	125
Total cost of fuel, electricity and other products	380	76	456
Gross Margin	352	48	400
Operating Expenses:
Generation facilities rent	96	—	96
Depreciation and amortization	45	15	60
Operations and maintenance—affiliate	92	16	108
Operations and maintenance—nonaffiliate	67	11	78
Goodwill impairment losses	499	—	499
Total operating expenses	799	42	841
Operating Income (loss)	(447)	6	(441)
Other (expense) income, net	16	(15)	1
Loss before Reorganization Items and Income Taxes	(431)	(9)	(440)
Reorganization items, net	(1)	—	(1)
Provision for income taxes	1	—	1
Loss before Cumulative Effect of Change in Accounting Principles	(431)	(9)	(440)
Cumulative Effect of Change in Accounting Principles, net of taxes	(1)	—	(1)
Net Loss	$(432)	$(9)	$(441)

The Contributed Subsidiaries were party to services agreements with Mirant Americas Energy Marketing. As a result, operating revenues—affiliate and cost of fuel, electricity and other products—affiliate reflect the additional sales and purchase transactions between the Contributed Subsidiaries and Mirant Americas Energy Marketing.

Other (expense) income net, reflects the elimination of $12 million in 2003 of previously reported interest income-affiliate from the Contributed Subsidiaries.

The following table and discussion summarize the effects of the Contributed Subsidiaries on the previously reported Mirant Mid-Atlantic consolidated balance sheet as of December 31, 2004 (in millions).

	At December 31, 2004
	As Previously Reported	Adjustments		Combined
Assets
Current assets	$541	$55		$596
Property, Plant, and Equipment, net	1,027	368		1,395
Noncurrent assets	1,387	(223	)(1)	1,164
Total Assets	$2,955	$200		$3,155
Liabilities and Equity
Current liabilities	$84	$8		$92
Noncurrent Liabilities	3	36		39
Liabilities Subject to Compromise	91	(23	)(1)	68
Equity	2,777	179		2,956
Total liabilities and equity	$2,955	$200		$3,155

(1)          At December 31, 2004, Mirant Mid-Atlantic had noncurrent notes receivable from Mirant Potomac River and Mirant Peaker of $152 million and $71 million, respectively. The inclusion of the Contributed Subsidiaries in the combined balance sheet at December 31, 2004, results in the elimination of these notes receivable from the Contributed Subsidiaries. The offsetting elimination of the Contributed Subsidiaries liability is included in the adjustment to liabilities subject to compromise.

5.   Assets Held for Sale

On September 13, 2005, Mirant Mid-Atlantic executed an agreement to sell its Mirant service center building and accompanying 68 acres located in Upper Marlboro, Maryland for $13 million. Mirant expects to close on a sale of the building on or before December 31, 2006.

The Company has reclassified $7 million related to the Mirant service center building from property, plant and equipment to assets held for sale as of December 31, 2005 and 2004, in the accompanying combined and consolidated balance sheets.

6.   Related Party Arrangements and Transactions

Power Sales Agreement with Mirant Americas Energy Marketing

From August 1, 2001 to April 30, 2003, the Company supplied all of the capacity and energy of its facilities to Mirant Americas Energy Marketing under the terms of the ECSA. Mirant Americas Energy Marketing exercised its option to purchase 100% of the output of the Company’s facilities through December 31, 2003 and had the option to purchase up to 100% (in increments of 25%) of the output of the Company’s facilities for the period from January 1, 2004 to June 30, 2004, extendable through December 31, 2004. The Company subsequently agreed to terminate the ECSA effective May 1, 2003 and sell all of its capacity and energy to Mirant Americas Energy Marketing under a Power and Fuel Agreement at market prices through December 31, 2003, renewable annually thereafter. The Power and Fuel Agreement for 2003 expired on December 31, 2003. A new Power and Fuel Agreement was negotiated for 2004 but not executed. The parties operated under the unexecuted 2004 Power and Fuel Agreement and all of the Company’s capacity and energy was sold to Mirant Americas Energy Marketing under a Power and Fuel Agreement in 2004 and 2005. The Company operated under a new Power Sale,

Fuel Supply and Services Agreement with Mirant Americas Energy Marketing that became effective January 1, 2006. As of February 1, 2006 the agreement was transferred from Mirant Americas Energy Marketing to Mirant Energy Trading. Amounts due to Mirant Americas Energy Marketing for fuel purchases and due from Mirant Americas Energy Marketing for power sales are recorded as a net payable to affiliate or accounts receivable—affiliate in the accompanying combined and consolidated balance sheets because of the Company’s legal right to offset such amounts.

As of February 1, 2006, the energy marketing operations historically conducted by Mirant Americas Energy Marketing are being performed by Mirant Energy Trading. Pursuant to the Plan, Mirant contributed its interest in the trading and marketing operations conducted by Mirant Americas Energy Marketing to Mirant Energy Trading. The remaining assets and liabilities of Mirant Americas Energy Marketing were transferred to a trust on January 31, 2006.

Mirant Peaker and Mirant Potomac River, which were affiliates of the Company prior to December 31, 2005, also entered into fixed rate power purchase agreements with Mirant Americas Energy Marketing in August 2001 on the same terms and effective over the same period as the ECSA outlined above. Mirant Potomac River and Mirant Peaker also subsequently terminated their ECSAs effective May 1, 2003 and also entered into new power sales, fuel supply and services agreements on the same terms and for the same period as the Company’s Power and Fuel Agreement with Mirant Americas Energy Marketing.

At the inception of the ECSA, the pricing under the ECSA was favorable to the Company and its affiliates when compared to estimated market rates in the PJM for power to be delivered over the initial term of the agreement. The estimated market rates were based on quoted market prices in the PJM, as adjusted upwards by approximately 12% for what the Company expected, at the time, to be temporary anomalies in the quoted market prices based on projected demand growth and other factors expected to affect demand and supply in the PJM market through 2002. The market had experienced unusual fluctuations in market prices because of low prices for natural gas which is generally the fuel used to set prices in the PJM.

At the inception of the ECSA, the aggregate value to the Company attributable to the favorable pricing variance was approximately $167 million. This amount was accounted for as both an addition to member’s interest and an offsetting capital contribution receivable pursuant to the ECSA in the Company’s combined and consolidated financial statements.

The contractual amounts payable under the ECSA in excess of the amount of affiliate revenue recognized due to the favorable pricing terms of the ECSA was $55 million in the year ended December 31, 2003. This amount was generally received in the month following the month the related affiliate revenue was recognized and was recorded as a reduction in the capital contribution receivable pursuant to the ECSA when received. During the year ended December 31, 2003, Mirant Mid-Atlantic received $72 million, which was applied as a reduction to the capital contribution receivable pursuant to the ECSA. At December 31, 2002, the capital contribution receivable pursuant to the ECSA was $187 million, of which $17 million represents amounts received subsequent to December 31, 2002 related to the affiliate revenue recognized prior to that date and $170 million relates to the favorable pricing variance for 2003.

The favorable pricing variance accounted for as a capital contribution receivable from affiliate was not adjusted for subsequent changes in energy prices. As a result, amounts recognized as affiliate revenue under the ECSA did not necessarily reflect market prices at the time the energy was delivered. Amounts based on current market prices exceeded amounts recognized as affiliate revenue for capacity and energy delivered under the ECSA by approximately $110 million for the four months ended April 30, 2003.

Effective May 1, 2003, the Company agreed to terminate the ECSA and sell all of its capacity and energy under the Power and Fuel Agreement to Mirant Americas Energy Marketing at market prices. As a result, a reduction of $115 million to member’s interest and an offsetting reduction in the capital contribution receivable from affiliate pursuant to the ECSA were recorded to reflect the termination of the ECSA. Under the Power and Fuel Agreements for 2005, 2004 and 2003, Mirant Americas Energy Marketing resold the Company’s energy products in the PJM spot and forward markets and to other third parties. The Company was paid the amount received by Mirant Americas Energy Marketing for such capacity and energy. The Company was exposed to credit risk from Mirant Americas Energy Marketing to the extent that Mirant Americas Energy Marketing was unable to collect amounts owed from third parties for the resale of the Company’s energy products. Thus, the Company was exposed to market price and credit risks that it was not previously subject to under the ECSA.

Mirant Americas Energy Marketing was party to transition power agreements with PEPCO. The first agreement expired in June 2004 and the second expired in January 2005. Under these agreements, PEPCO had an option to purchase energy with respect to PEPCO’s load requirements at fixed rates. Since the expiration of the transition power agreements, the Company has been economically hedging its capacity and energy, through physical bilateral transactions as well as economic financial hedges with Mirant Americas Energy Marketing. In addition, the Company has entered into structured transactions with Mirant Americas Energy Marketing who had similar transactions with entities serving load in the greater Washington, D.C. area and expects to continue to do so with Mirant Energy Trading. By entering into structured transactions, the Company looks to extract value for its generation facilities that is over the mid-point of the market for such transactions.

Management, Personnel and Services Agreement with Mirant Services

Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services’ direct costs of providing such services. The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying combined statements of operations as follows (in millions):

	Years ended December 31,
	2005	2004	2003
Cost of fuel, electricity and other products—affiliate	$7	$7	$6
Operations and maintenance—affiliate	76	78	82
Total	$83	$85	$88

Services Agreements with Mirant Americas Energy Marketing

The Company received services from Mirant Americas Energy Marketing which included the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. Amounts due to Mirant Americas Energy Marketing and due from Mirant Americas Energy Marketing under the Service Agreements are recorded as a net payable to affiliate or accounts receivable—affiliate because of the Company’s legal right of offset. During the period of the ECSA, these services were provided under separate services and risk management agreements. Since May 1, 2003, these services have been provided under the Power and Fuel Agreements for 2005, 2004 and 2003. Beginning January 1, 2004, Mirant changed its allocation methodology related to its energy marketing overhead expenses. Under the new methodology, substantially all energy marketing costs are now allocated to Mirant’s operating subsidiaries. During the years ended December 31, 2005, 2004 and 2003, the Company incurred approximately $24 million, $32 million and $7 million, respectively, in costs under these agreements. These costs are included in operations and maintenance—affiliate in the accompanying combined statements of operations.

For the period from January 1, 2006 to January 31, 2006, the Company continued to receive these services from Mirant Americas Energy Marketing under a newly executed agreement that was transferred to Mirant Energy Trading on January 31, 2006.

Administration Arrangements with Mirant Services

In 2003 Mirant Services utilized a fixed administration charge to various subsidiaries of Mirant, including the Company, which served to reimburse Mirant Services for various indirect administrative services performed on the subsidiaries’ behalf, including information technology services, regulatory support, consulting, legal and accounting and financial services. The fixed charge was approximately $1.6 million per month in 2003. Beginning January 1, 2004, Mirant changed its allocation methodology related to the allocation of its corporate overhead expenses. Under the new methodology, substantially all of Mirant’s corporate overhead costs are now allocated to Mirant’s operating subsidiaries.

For the years ended December 31, 2005, 2004 and 2003, the Company incurred approximately $48 million, $42 million and $19 million, respectively, in costs under these arrangements, which are included in operations and maintenance—affiliate in the accompanying combined statements of operations.

Restructuring Charges

During the years ended December 31, 2005, 2004 and 2003, the Company recorded restructuring charges of $2 million, $3 million and $5 million, respectively, for severance costs and other charges, which are included in operations and maintenance—affiliate in the accompanying combined statements of operations. The severance costs and other employee termination-related charges associated with the restructuring at Mirant Mid-Atlantic locations were paid by Mirant Services and billed to Mirant Mid-Atlantic and are included in the amounts disclosed above in “Management, Personnel and Services Agreement with Mirant Services”.

Notes Receivable from Affiliate

During 2005, Mirant Americas Energy Marketing borrowed $327 million from the Company under Mirant’s Chapter 11 cash management program. Mirant Americas Energy Marketing repaid $203 million during 2005. At December 31, 2005, current notes receivable from affiliate were $124 million. The Company recognized $3 million in interest income-affiliate for the year ended December 31, 2005 that is recorded in reorganization items, net in the accompanying combined statements of operations.

During 2004, Mirant Americas Energy Marketing borrowed $33 million from the Company under Mirant’s Chapter 11 cash management program in order to meet its working capital needs. Mirant Americas Energy Marketing repaid the $33 million to the Company in 2004. The interest rate was calculated based on the daily money market interest rates. The Company recognized a nominal amount of interest income on the borrowed funds for the year ended December 31, 2004.

Mirant Guarantees

Mirant posted pre-petition letters of credit and a guarantee on behalf of the Company to provide for the rent payment reserve required in connection with the Company’s lease obligations in the event that it is unable to pay the lease payment obligations. In June 2005 and September 2005, the full amount of the pre-petition letters of credit was drawn in the amount of $61 million. On January 3, 2006, as part of the settlement and the Company’s emergence from bankruptcy, Mirant North America posted a $75 million letter of credit for the benefit of Mirant Mid-Atlantic to cover debt service reserve obligations on the Company’s leases. Upon the posting of the letter of credit, the trustee returned $56 million of cash collateral to Mirant Mid-Atlantic.

Purchased Emissions Allowances from Mirant Americas Energy Marketing

The Company purchase emissions allowances from Mirant Americas Energy Marketing at Mirant Americas Energy Marketing’s original cost to purchase the emissions allowances. Where allowances have been purchased by Mirant Americas Energy Marketing from a Mirant affiliate, the price paid by Mirant Americas Energy Marketing is determined by market indices. For the years ended December 31, 2005, 2004 and 2003, the Company purchased $15 million, $128 million and $33 million, respectively, of emissions allowances from Mirant Americas Energy Marketing. For the year ended December 31, 2005 the Company sold allowances to Mirant Americas Energy Marketing for $5 million, resulting in a gain of $1 million, which is reflected in gross margin. Emissions allowances purchased from Mirant Americas Energy Marketing that were utilized in the years ended December 31, 2005, 2004 and 2003 were $65 million, $55 million and $35 million, respectively, and are recorded in cost of fuel, electricity and other products-affiliate in the accompanying combined statements of operations. Amounts expensed as a result of writing down emissions allowances to the lower of cost or market were $4 million for the year ended December 31, 2005. As of December 31, 2005 and 2004, the Company had emissions allowances purchased from Mirant Americas Energy Marketing of $15 million and $73 million, respectively, which are recorded in fuel stock and emissions allowances in the accompanying combined and consolidated balance sheets.

Preferred Stock In Mirant Americas

The Plan provided for Mirant Americas, the Company’s indirect parent, to make capital contributions to the Company for the purpose of funding future environmental capital expenditures. These capital contributions were made in the form of mandatory redeemable series A preferred stock of Mirant Americas (the “Series A Preferred Shares”). The Series A Preferred Shares have a mandatory redemption scheduled for June 30 of each year (“Scheduled Redemption Date”) at a price equal to the portion of the liquidation preference (“Specified Redemption Amount”) as follows (in millions):

2007	$5
2008	31
2009	84
2010	95
2011	50
$265

The redemption of any of the Series A Preferred Shares on any Scheduled Redemption Date shall be deferred to the extent that the Company has not incurred prior to the Scheduled Redemption Date, or does not reasonably expect to incur within 180 days of such Scheduled Redemption Date, expenditures with respect to the installation of control technology related to environmental capital expenditures of facilities owned or leased by the Company. Any amounts so deferred shall be added to the amount of Series A Preferred Shares to be redeemed on the next Scheduled Redemption Date.

The Company has the right to put the Series A Preferred Shares to Mirant at an amount equal to the Specified Redemption Amount in the event that Mirant Americas fails to redeem the Series A Preferred Shares on a Scheduled Redemption Date.

The Series A Preferred Shares are recorded at a fair value of $208 million as a component of equity in the Company’s consolidated balance sheet at December 31, 2005. The fair value was determined using a discounted cash flow method based on the Specified Redemption Amounts using a 6.21% discount rate.

7.   Inventory

Inventory, at December 31, 2005 and 2004, consisted of (in millions):

	2005	2004
Fuel	$63	$38
Emissions	15	73
Materials and supplies	30	34
Total	$108	$145

The increase in fuel inventory for 2005 is primarily due to rising commodity prices. The decrease in emissions is due to utilization of allowances during 2005.

8. Derivative Financial Instruments

Price Risk Management Activities

The Company entered into commodity forward physical transactions as well as derivative financial instruments with Mirant Americas Energy Marketing, to manage the Company’s market risk and exposure to market prices for electricity and natural gas, oil and other fuels utilized by the Company’s generation facilities under an affiliate agreement discussed in Note 6. Mirant Americas Energy Marketing normally entered into an offsetting third-party derivative contract. The physical transactions include forward contracts for physical sales and purchases of electricity and natural gas. The derivative financial instruments primarily include forwards, futures, options and swaps, and may include instruments whose underlying commodity is highly correlated to the electricity produced or to the fuels utilized by the Company’s generation facilities, although the underlying fuel commodity itself is not a component fuel used to produce electricity.

Power sales agreements, such as the ECSA, the Power and Fuel Agreement, and other contracts that are used to mitigate exposure to commodity prices but which either do not meet the definition of a derivative or are excluded under certain exceptions under SFAS No. 133, are accounted for on the accrual basis of accounting and are not included in price risk management assets—affiliate or price risk management liabilities—affiliate in the accompanying combined and consolidated balance sheets.

As discussed in Note 2, a majority of the Company’s derivative financial instruments are recorded in the accompanying combined and consolidated balance sheets at fair value under the netting provisions of the Power and Fuel Agreement with Mirant Americas Energy Marketing. All realized and unrealized gains or losses associated with these derivative financial instruments have been recognized in earnings in the period incurred.

As discussed in Note 1, on January 31, 2006, Mirant contributed the trading and marketing operations of Mirant Americas Energy Marketing to Mirant Energy Trading. As of February 1, 2006, the Company’s economic hedging activities that have historically been with Mirant Americas Energy Marketing will be transacted with Mirant Energy Trading as described in Note 6.

At December 31, 2005, the Company’s derivative financial instruments represent net price risk management liabilities—affiliate of $158 million with terms extending through 2007. The net notional amount, or net short position, of the Company’s derivative financial instruments was approximately 5 million equivalent MWh.

The fair values of the Company’s price risk management assets—affiliate and price risk management liabilities—affiliate at December 31, 2005 are included in the following table (in millions):

			Net Fair Value at
	Noncurrent	Current	December 31,
	Assets	Liabilities	2005
Electricity	$4	$(210)	$(206)
Coal	22	26	48
Total	$26	$(184)	$(158)

Of the total $158 million net liability at December 31, 2005, a net price risk management liability of $184 million relates to contracts to be settled in 2006 and a net price risk management asset of $26 million relates to contracts to be settled in 2007.

In January 2006, the Company entered into financial swap transactions with a third party, the effect of which economically hedged the Company’s expected on-peak coal fired generation by approximately 80%, 50% and 50% for 2007, 2008 and 2009, respectively.

The fair values of the Company’s price risk management liabilities—affiliate at December 31, 2004 are included in the following table (in millions):

Current Liabilities
Electricity	$(58)
Residual fuel and other commodities	(3)
Total	$(61)

9. Property, Plant and Equipment

Property, plant and equipment, net consisted of the following at December 31, 2005 and 2004 (in millions):

			Depreciable
	2005	2004	Lives (years)
Production	$1,576	$1,529	9 to 42
Oil pipeline	26	26	25
Land	12	12	—
Other	3	3	28
Construction work in progress	60	39	—
Less accumulated depreciation.	(269)	(214)
Property, plant and equipment, net.	$1,408	$1,395

Depreciation of the recorded cost of depreciable property, plant and equipment is recognized on a straight-line basis over the estimated useful lives of the assets. The Company received emissions allowances in the acquisition of the PEPCO assets for both SO2 and NOx emissions and the right to future allowances. The acquired allowances related to owned facilities are included in production assets above, and are depreciated over the average life of the related assets.

The Company evaluates its long-lived assets (property, plant and equipment) and definite lived intangibles for impairment whenever events or changes in circumstances indicate that the Company may not be able to recover the carrying amount of the asset. There have been no impairments of these assets for the years ended December 31, 2005, 2004 and 2003.

10. Goodwill and Other Intangible Assets

Goodwill

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

The accounting estimates related to determining the fair value of goodwill require management to make assumptions about future revenue, operating costs and forward commodity prices over the life of the assets. Assumptions about future revenue, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future.

As a result of two credit rating downgrades, public opposition to Mirant’s and Mirant Americas Generation’s pre-petition restructuring proposals, material unfavorable variances to its prior business plan through the second quarter of 2003 and a lawsuit filed against its pre-petition restructuring proposal by Mirant Americas Generation bondholders, the Company assessed goodwill for impairment at June 30, 2003. Additionally, the Company considered the Mirant Debtors and the Company’s bankruptcy proceedings on July 14, 2003, as events that confirmed the Company’s conclusion that a significant adverse change in Mirant’s and the Company’s business climate had occurred and was continuing.

In performing the Company’s impairment analysis in 2003, the fair value of the Company was determined using discounted cash flow techniques and assumptions as to business prospects using the best information available. The results of the Company’s analysis indicated that goodwill was impaired and the Company recorded an impairment charge of $499 million for the year ended December 31, 2003.

The Company performed its annual evaluation for goodwill impairment at October 31, 2005, based on the Company’s most recent business plan and market data from independent sources. The annual evaluation of goodwill indicated that there was no impairment in 2005. The critical assumptions used in the Company’s impairment analysis for 2005, 2004 and 2003 included the following: assumptions as to the future electricity and fuel prices; future levels of gross domestic product growth; levels of supply and demand; future operating and capital expenditures; and estimates of the Company’s weighted average cost of capital.

The above assumptions were critical to the Company’s determination of the fair value of its goodwill. The combined subjectivity and sensitivity of the assumptions and estimates used in the goodwill impairment analysis could result in a reasonable person concluding differently on those critical assumptions and estimates, possibly resulting in an impairment charge having been required in 2005 or 2004 and for a greater or lesser amount in 2003.

Other Intangible Assets

Following is a summary of other intangible assets at December 31, 2005 and 2004 (in millions):

		2005		2004
	Weighted
	Average	Gross	Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Lives	Amount	Amortization	Amount	Amortization
Development rights	40 years	$47	$(6)	$47	$(6)
Emissions allowances	32 years	131	(21)	131	(15)
Other intangibles	30 years	12	(2)	12	(2)
Total other intangible assets		$190	$(29)	$190	$(23)

Development rights represent the right to expand capacity at certain acquired generating facilities. The existing infrastructure, including storage facilities, transmission interconnections and fuel delivery systems, and contractual rights acquired by the Company provide the opportunity to expand or repower certain generation facilities.

Emissions allowances recorded in intangible assets relate to allowances granted for the leasehold baseload units at the Morgantown and Dickerson facilities. Allowances granted by the EPA for other owned assets are recorded within property, plant and equipment, net on the combined and consolidated balance sheets.

All of Mirant Mid-Atlantic’s other intangible assets are subject to amortization and are being amortized on a straight-line basis over their estimated useful lives. Amortization expense for the years ended December 31, 2005, 2004 and 2003 was approximately $6 million, $6 million and $5 million, respectively. Assuming no future acquisitions, dispositions or impairments of intangible assets, amortization expense is estimated to be approximately $6 million for each of the following five years.

11. Long-term Debt and Capital Leases

Long-term debt includes the Mirant Peaker capital lease of an electric power generation facility, which matures in 2015. The amount outstanding under the lease is $36 million with an 8.19% annual interest rate. The annual principal payments under this lease are approximately $3 million in 2006 through 2010 and $21 million thereafter.

The following is a summary of the asset under the capital lease, recorded in property, plant and equipment, net at December 31, 2005 and 2004:

	2005		2004
	Gross Amount	Accumulated Depreciation	Gross Amount	Accumulated Depreciation
Mirant Peaker	$24	$(8)	$24	$(7)

Debtor-in-Possession Financing

In 2005, the Company and its subsidiaries participated in an intercompany cash management program for the Mirant Debtors approved by the Bankruptcy Court and were parties to the debtor-in-possession credit facility, dated November 5, 2003 (the “DIP Facility”). The parties to the DIP Facility, including the Company, were in compliance with the DIP Facility covenants, or had received affirmative waivers of compliance where compliance was not attained, as of December 31, 2005. In October 2005, the Bankruptcy Court approved an extension of the DIP Facility through January 31, 2006. The DIP Facility was terminated on the emergence of the Mirant Debtors on January 3, 2006.

12. Income Taxes

Details of the income tax provision are as follows (in millions):

	Years ended December 31,
	2005	2004	2003
Income tax provision:
Current state provision	$—	$—	$1
Provision for income taxes.	$—	$—	$1

A reconciliation of the Company’s expected federal statutory income tax provision to the effective income tax provision (benefit) for continuing operations adjusted for reorganization items is as follows (in millions):

	Years ended December 31,
	2005	2004	2003
U.S. federal statutory income tax provision (benefit) .	$3	$37	$(154)
LLC income not subject to federal taxation.	(3)	(37)	(21)
State and local income taxes, net.	—	—	1
Impact of non-deductible goodwill impairment and other, net	—	—	175
Tax provision	$—	$—	$1

The Company had no deferred tax assets or liabilities at December 31, 2005 and 2004.

Pro Forma Income Tax Disclosures

With the exception of the state taxes reflected above, the Company is not subject to U.S. income taxes. In connection with the transfer of all its membership interests to Mirant Americas Generation, the Company’s indirect parent, in October 2002, the Company became a single member limited liability corporation for income tax purposes. As such, the Company is treated as though it was a branch or division of Mirant Americas Generation’s parent, Mirant Americas, for income tax purposes, and not as a separate taxpayer. Mirant Americas and Mirant are directly responsible for income taxes related to the Company’s operations.

The following reflects a pro forma disclosure of the income tax provision that would be reported if the Company was to be allocated income taxes attributable to its operations. Pro forma income tax (benefit) expense attributable to income before tax would consist of the following (in millions):

	Years ended December 31,
	2005	2004	2003
Current provision:
Federal	$27	$42	$41
State	6	8	10
Deferred benefit:
Federal	(23)	(7)	(22)
State	(11)	(1)	(5)
Total income tax (benefit) provision .	$(1)	$42	$24

The following table presents the pro forma reconciliation of the Company’s federal statutory income tax provision (benefit) for continuing operations adjusted for reorganization items to the pro forma effective income tax (benefit) provision (in millions):

	Years ended December 31,
	2005	2004	2003
U.S. federal statutory income tax provision (benefit)	$3	$37	$(154)
State and local income taxes, net	(3)	5	3
Reorganization items	(1)	—	—
Impact of non-deductible goodwill impairment and other	—	—	175
Tax (benefit) provision	$(1)	$42	$24

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the combined and consolidated financial statements and their respective tax bases which give rise to the pro forma deferred tax assets and liabilities would be as follows at December 31, 2005 and 2004 (in millions):

	2005	2004
Deferred tax liabilities:
Property and intangible assets	$(224)	$(222)
Other, net.	(5)	(5)
Total	(229)	(227)
Deferred tax assets:
Price risk management assets and liabilities—affiliate.	70	33
Other, net	2	2
Total	72	35
Net deferred tax liabilities	$(157)	$(192)

The Company has not provided a pro forma deferred tax liability with respect to the Company’s investment in the Mirant Americas Preferred Stock discussed in Note 6, since the underlying transaction is disregarded for income tax purposes.

13. Litigation and Other Contingencies

The Company is involved in a number of significant legal proceedings. In certain cases, plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and therefore has not made any provision for such matters unless specifically noted below. Pursuant to SFAS No. 5, “Accounting for Contingencies,” management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Company’s combined and consolidated financial position, results of operations or cash flows.

Chapter 11 Proceedings

On the Petition Date, and various dates thereafter, the Mirant Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On August 21, 2003, and September 8, 2003, the Bankruptcy Court entered orders establishing a December 16, 2003, bar date (the “Bar Date”) for filing proofs of claim against the Mirant Debtors’ estates.

Most of the material claims filed against the Mirant Debtors’ estates were disallowed or were resolved and became “allowed” claims before confirmation of the Plan. For example, the claims filed by the California Attorney General, Pacific Gas & Electric Company, various other California parties, plaintiffs in certain rate payer class action lawsuits, the plaintiffs in certain bondholder litigation, and Utility Choice, L.P., which are described in Mirant’s 2004 Form 10-K, are among the claims that were resolved prior to confirmation of the Plan. A number of claims, however, remain unresolved.

Except for claims and other obligations not subject to discharge under the Plan and unless otherwise provided below, all claims against the Mirant Debtors’ estates representing obligations that arose prior to July 14, 2003, are subject to compromise under the Plan. This means that the claimant will receive a distribution of Mirant common stock, cash, or both Mirant common stock and cash in accordance with the terms of the Plan in satisfaction of the claim. As a result, the exact amount of the claim may still be litigated, but the Company will not be required to make any payment in respect of such litigation until a resolution is obtained, through settlement, judgment or otherwise.

As of December 31, 2005, approximately 23.5 million of the shares of Mirant common stock to be distributed under the Plan have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. Under the terms of the Plan, to the extent such claims are resolved now that the Company has emerged from bankruptcy, the claimants will be paid from the reserve of 23.5 million shares on the same basis as if they had been paid out when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. The Company maintains that Mirant and Mirant Americas Generation have funded the disputed claims reserve at a sufficient level to address the claims the Company received during the bankruptcy proceedings and any claims resulting from the rejection of certain contracts with PEPCO, as described below in PEPCO Litigation. However, to the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims.

PEPCO Litigation

In 2000, Mirant purchased power generating facilities and other assets from PEPCO, including certain power purchase agreements (“PPAs”) between PEPCO and third parties. Under the terms of the Asset Purchase and Sale Agreement (“APSA”), Mirant and PEPCO entered into the Back-to-Back Agreement with respect to certain PPAs, including PEPCO’s long-term PPAs with Ohio Edison Company (“Ohio Edison”) and Panda-Brandywine L.P. (“Panda”), under which (1) PEPCO agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements; and (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Ohio Edison PPA terminated in December 2005 and the Panda PPA runs until 2021. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from PEPCO at prices that are typically higher than the market prices for power.

Mirant assigned its rights and obligations under the Back-to-Back Agreement to Mirant Americas Energy Marketing. In the Chapter 11 cases of the Mirant Debtors, PEPCO asserted that an Assignment and Assumption Agreement dated December 19, 2000, that includes as parties PEPCO, the Company and various of its subsidiaries causes the Company and its subsidiaries that are parties to the agreement to be jointly and severally liable to PEPCO for various obligations, including the obligations under the Back-to-Back Agreement. The Mirant Debtors have sought to reject the APSA, the Back-to-Back Agreement, and the Assignment and Assumption Agreement, and the rejection motions have not been resolved. Under the Plan, the obligations of the Mirant Debtors under the APSA (including any other agreements executed pursuant to the terms of the APSA and found by a final court order to be part of the APSA), the Back-to-Back Agreement, and the Assignment and Assumption Agreement are to be performed by Mirant Power Purchase, LLC (“Mirant Power Purchase”), whose performance is guaranteed by Mirant. If any of the agreements is successfully rejected, the obligations of Mirant Power Purchase and Mirant’s guarantee obligations terminate with respect to that agreement, and PEPCO would be entitled to a claim in the Chapter 11 proceedings for any resulting damages. That claim would then be addressed under the terms of the Plan. If the Bankruptcy Court were to conclude that the Assignment and Assumption Agreement imposed liability upon the Company and its subsidiaries for the obligations under the Back-to-Back Agreement and the Back-to-Back Agreement were to be rejected, the resulting rejection damages claim could result in a claim in the Chapter 11 proceedings against the Company but any such claim would be reduced by the amount recovered by PEPCO on its comparable claim against Mirant.

Environmental Matters

EPA Information Request.   In January 2001, the EPA issued a request for information to Mirant concerning the air permitting and air emissions control implications under the EPA’s new source review regulations (“NSR”) promulgated under the Federal Clean Air Act (“Clean Air Act”) of past repair and maintenance activities at the Potomac River plant in Virginia and the Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company’s ownership and lease of those plants. Mirant has responded fully to this request. Under the APSA, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company’s acquisition or lease of the plants. If the Mirant Debtors succeed in rejecting the APSA as described above in PEPCO Litigation, PEPCO may assert that it has no obligation to reimburse Mirant for any fines or penalties imposed upon Mirant for periods prior to the Company’s acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Company may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. If such violation is determined to have occurred after the Company acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Company would also be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition or lease of the plant, the cost of which may be material.

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

On September 27, 2004, the Company, Mirant Potomac River, the Virginia DEQ, the Maryland Department of the Environment, the Department of Justice (“DOJ”) and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a consent decree that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The consent decree requires Mirant Potomac River and the Company to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by the Company in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at the Company’s Morgantown Units 1 and 2 in 2007 and 2008, the consent decree does not obligate the Company to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, the Company may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The consent decree is subject to the approval of the district court and the Bankruptcy Court.

The owners/lessors under the lease-financing transactions covering the Morgantown and Dickerson plants (the “Owners/Lessors”) objected to the proposed consent decree in the Bankruptcy Court and filed a motion to intervene in the district court action. As part of a resolution of disputed matters in the Chapter 11 proceedings, the Owners/Lessors have now agreed not to object to the consent decree, subject to certain terms set forth in the Plan and Confirmation Order.

On July 22, 2005, the district court granted a motion filed by the City of Alexandria seeking to intervene in the district court action, although the district court imposed certain limitations on the City of Alexandria’s participation in the proceedings. On September 23, 2005, the City of Alexandria filed a motion seeking authority to file an amended complaint in the action seeking injunctive relief and civil penalties under the Clean Air Act for alleged violations by Mirant Potomac River of its Virginia Stationary Source Permit To Operate and the State of Virginia’s State Implementation Plan. Based upon computer modeling, the City of Alexandria asserted that emissions from the Potomac River plant exceed national ambient air quality standards (“NAAQS”) for SO2, nitrogen dioxide (“NO2”), and particulate matter. The City of Alexandria also contended based on its modeling analysis that the plant’s emissions of hydrogen chloride and hydrogen fluoride exceed Virginia state emissions standards. Mirant Potomac River disputes the City of Alexandria’s allegations that it has violated the Clean Air Act and Virginia law. On December 2, 2005, the district court denied the City of Alexandria’s motion seeking to file an amended complaint.

Mirant Potomac River Downwash Study.   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of SO2, NO2, carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable NAAQS and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes emissions from an elevated source, such as a smokestack, to be mixed rapidly toward the ground resulting in higher ground level concentrations of emissions. If the modeling analysis indicates that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order requires Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order. The results of the computer modeling analysis showed that emissions from the Potomac River plant have the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NO2 and PM10 under certain conditions.

On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to a directive from the Virginia DEQ. The decision to temporarily shut down the facility arose from findings of a study commissioned under the order by consent referred to above. The Virginia DEQ’s directive was based on results from the study’s computer modeling showing that air emissions from the facility have the potential to contribute to localized, modeled exceedances of the health-based NAAQS under certain conditions. On August 25, 2005, the District of Columbia Public

Service Commission filed an emergency petition and complaint with the Federal Energy Regulatory Commission (“FERC”) and the Department of Energy (“DOE”) to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. On December 20, 2005, due to a determination by the DOE that an emergency situation exists with respect to a shortage of electric energy, the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generation facility, as requested by PJM, during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met this requirement and did not significantly contribute to NAAQS exceedances. The DOE advised that it would consider Mirant Potomac River’s plan in consultation with the EPA. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering the rehearing requests further. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing immediate operation of one baseload unit and two cycling units, making it possible to bring the entire plant into service within approximately 28 hours. The DOE’s order expires after September 30, 2006, but Mirant Potomac River expects it will be able to continue to operate these units after that expiration. In a letter received December 30, 2005, the EPA invited Mirant Potomac River and the Virginia DEQ to work with the EPA to ensure that Mirant Potomac River’s operating plan submitted to the DOE adequately addresses NAAQS issues. The EPA also asserts in its letter that Mirant Potomac River did not immediately undertake action as directed by the Virginia DEQ’s August 19, 2005, letter and failed to comply with the requirements of the Virginia State Implementation Plan established by that letter. Mirant Potomac River received a second letter from the EPA on December 30, 2005, requiring Mirant to provide certain requested information as part of an EPA investigation to determine the Clean Air Act compliance status of the Potomac River facility. The facility will not resume normal operations until it can satisfy the requirements of the Virginia DEQ and the EPA with respect to NAAQS, unless, for reliability purposes, it is required to return to operation by a governmental agency having jurisdiction to order its operation. On January 9, 2006, the FERC issued an order directing PJM and PEPCO to file a long-term plan to maintain adequate reliability in the Washington D.C. area and surrounding region and a plan to provide adequate reliability pending implementation of this long-term plan. On February 8, 2006, PJM and PEPCO filed their proposed reliability plans. The Company is working with the relevant state and federal agencies with the goal of restoring all five units of the facility to normal operation in 2007. The financial and operational implications of the discontinued or limited operation of the Potomac River plant or any such modifications are not known at this time, but could be material depending on the length of time that operations are discontinued or limited.

City of Alexandria Nuisance Suit.   On October 7, 2005, the City of Alexandria filed a suit against Mirant Potomac River and the Company in the Circuit Court for the City of Alexandria. The suit asserts nuisance claims, alleging that the Potomac River plant’s emissions of coal dust, flyash, NOx, SO2, particulate matter, hydrogen chloride, hydrogen fluoride, mercury and oil pose a health risk to the surrounding community and harm property owned by the City. The City seeks injunctive relief, damages and attorneys’ fees. On February 17, 2006, the City amended its complaint to add additional allegations in support of its nuisance claims relating to noise and lighting, interruption of traffic flow by trains delivering coal to the Potomac River plant, particulate matter from the transport and storage of coal and flyash, and potential coal leachate into the soil and groundwater from the coal pile.

City of Alexandria Zoning Action

On December 18, 2004, the City Council for the City of Alexandria, Virginia (the “City Council”) adopted certain zoning ordinance amendments recommended by the City Planning Commission that resulted in the zoning status of Mirant Potomac River’s generating plant being changed from “noncomplying use” to “nonconforming use subject to abatement.” Under the nonconforming use status, unless Mirant Potomac River applies for and is granted a special use permit for the plant during the seven-year abatement period, the operation of the plant must be terminated within a seven-year period, and no alterations that directly prolong the life of the plant will be permitted during the seven-year period. If Mirant Potomac River were to apply for and receive a special use permit for the plant, the City Council would likely impose various conditions and stipulations as to the permitted use of the plant and seek to limit the period for which it could continue to operate.

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

On January 18, 2005, Mirant Potomac River and the Company filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint seeks to overturn the actions taken by the City Council on December 18, 2004, changing the zoning status of Mirant Potomac River’s generating plant and approving revocation of the 1989 SUPs, on the grounds that those actions violated federal, state and city laws. The complaint asserts, among other things, that the actions taken by the City Council constituted unlawful spot zoning, were arbitrary and capricious, constituted an unlawful attempt by the City Council to regulate emissions from the plant, and violated Mirant Potomac River’s due process rights. Mirant Potomac River and the Company request the court to enjoin the City of Alexandria and the City Council from taking any enforcement action against Mirant Potomac River or from requiring it to obtain a special use permit for the continued operation of its generating plant. On January 18, 2006, the court issued an oral ruling following a trial that the City of Alexandria acted unreasonably and arbitrarily in changing the zoning status of Mirant Potomac River’s generating plant and in revoking the 1989 SUPs. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant adopted December 18, 2004, to be invalid and vacating the City Council’s revocation of the 1989 SUPs. The City of Alexandria has filed notice of its appeal of this judgment.

PEPCO Assertion of Breach of Local Area Support Agreement

Following the shutdown of the Potomac River plant on August 24, 2005, Mirant Potomac River notified PEPCO on August 30, 2005, that it considered the circumstances resulting in the shutdown of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000, between PEPCO and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give PEPCO several years advance notice of any indefinite or permanent shutdown of the plant, and to pay all or a portion of certain costs incurred by PEPCO for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. On September 13, 2005, PEPCO notified Mirant Potomac River that it considers Mirant Potomac River’s shutdown of the plant to be a material breach of the Local Area Support Agreement that is not excused under the force majeure provisions of the agreement. PEPCO contends that Mirant Potomac River’s actions entitle PEPCO to recover as damages the cost of constructing additional transmission facilities. PEPCO, on January 24, 2006, filed a notice of administrative claims asserting that Mirant Potomac River’s shutdown of the Potomac River plant causes Mirant Potomac River to be liable for the cost of such transmission facilities, which cost it estimates to be in excess of $70 million. Mirant Potomac River disputes PEPCO’s interpretation of the agreement. The outcome of this matter cannot be determined at this time.

Asbestos Cases

As part of the PEPCO purchase, Mirant agreed to indemnify PEPCO for certain liabilities arising in lawsuits filed after December 19, 2000, even if they relate to incidents occurring prior to that date, with certain qualifications. Since the acquisition, PEPCO has notified Mirant of more than 100 asbestos cases, distributed among three Maryland jurisdictions (Prince George’s County, Baltimore City and Baltimore County), as to which it claims a right of indemnity. Based on information and relevant circumstances known at this time, the Company does not anticipate that these suits will have a material adverse effect on its financial position, results of operations or cash flows. Under the Plan these indemnity obligations arising under the APSA with PEPCO became the obligations of Mirant Power Purchase.

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

14. Asset Retirement Obligations

Effective January 1, 2003, the Company adopted SFAS No. 143, which requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Additionally, effective December 31, 2005, the Company adopted FIN 47, which expands the scope of asset retirement obligations to be recognized to include asset retirement obligations that may be uncertain as to the nature or timing of settlement. Upon initial recognition of a liability for an asset retirement obligation or a conditional asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. The liability is accreted to its present fair value and the capitalized cost is depreciated over the useful life of the related asset. Asset retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 and FIN 47 are those for which a legal obligation exists under enacted laws, statutes and written or oral contractions, including obligations arising under the doctrine of promissory estoppel.

The Company identified certain asset retirement obligations within its power generation operations. These asset retirement obligations are primarily related to asbestos abatement in facilities on owned property and other environmental obligations related to fuel storage facilities, wastewater treatment facilities, closing of ash disposal sites and closing of owned pipelines.

Asbestos abatement is the most significant type of asset retirement obligation identified for recognition in the Company’s adoption of FIN 47. The EPA has regulations in place governing the removal of asbestos. Due to the nature of asbestos, it can be difficult to ascertain the extent of contamination in older acquired facilities unless substantial renovation or demolition takes place. Therefore, the Company incorporated certain assumptions based on the relative age and size of its facilities to estimate the current cost for asbestos abatement. However, the actual abatement cost could differ from the estimates used to measure the asset retirement obligation. As a result, these amounts will be subject to revision when actual abatement activities are undertaken.

The following represents the balance of the asset retirement obligations and the additions and accretion of the asset retirement obligations (in millions):

	For the Years Ended December 31,
	2005	2004	2003
Beginning balance, January 1	$3	$3	$—
Liabilities recognized upon adoption of SFAS 143	—	—	3
Revisions to cash flows for liabilities recognized upon adoption of SFAS 143	(1)	—	—
Liabilities recognized upon adoption of FIN 47	6	—	—
Accretion expense	1	—	—
Ending balance, December 31	$9	$3	$3

The following represents, on a pro forma basis, the amount of the liability for asset retirement obligations as if FIN 47 had been applied during all periods affected (in millions):

	Years Ended December 31,
	2005	2004	2003
Beginning balance, January 1	$9	$8	$—
Liabilities recognized upon adoption of SFAS 143	-	-	3
Revisions to cash flows for liabilities recognized upon adoption of SFAS 143	(1)	-	—
Liabilities recognized upon adoption of FIN 47	—	—	5
Accretion expense	1	1	—
Ending balance, December 31	$9	$9	$8

15. Commitments and Contingencies

Mirant Mid-Atlantic has made firm commitments to buy materials and services in connection with its ongoing operations.

In addition to debt and other obligations in the combined and consolidated balance sheets, Mirant Mid-Atlantic has the following annual commitments under various agreements at December 31, 2005 (in millions):

Fiscal Year Ending:	2006	2007	2008	2009	2010	Thereafter	Total
Operating leases	$109	$116	$124	$145	$143	$1,745	$2,382
Synthetic fuel purchase commitments	111	89	—	—	—	—	200
Coal purchase commitments-affiliate	133	112	—	—	—	—	245
Other purchase commitments	122	—	—	—	—	—	122
Total minimum payments	$475	$317	$124	$145	$143	$1,745	$2,949

Operating Leases

Mirant Mid-Atlantic leases the Morgantown and Dickerson baseload units and associated property through 2034 and 2029, respectively, and has an option to extend the leases. Any extensions of the respective leases would be limited to 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. The Company is accounting for these leases as operating leases. Rent expenses associated with the Morgantown and Dickerson operating leases totaled approximately $99 million, $103 million and $96 million for the years ended December 31, 2005, 2004 and 2003, respectively. While there is variability in the scheduled payment amounts over the lease term, the Company recognizes rental expense for these leases on a straight-line basis. The rental expense based on the original scheduled rent payments is $96 million per year. The additional expense recorded in 2005 and 2004 was payable under the terms of the leases and was commensurate with the 0.5% increase in interest on the lessor notes that was payable by the lessors for the period in which Mirant Mid-Atlantic was not a reporting entity under the Securities Exchange Act of 1934. As of December 31, 2005 and 2004, the Company paid approximately $292 million and $285 million, respectively, of actual operating lease payments in accordance with the lease agreements in excess of rent expense recognized. In addition to the regularly scheduled rent payments, the Company paid an additional $11 million in 2004, as required by the lease agreements. A further $12 million of scheduled rent due on June 30, 2005 was funded through a draw made by the lease trustee on letters of credit arranged by the Company. In September 2005, the lease trustees made an additional draw of $49 million prior to the letters of credit expiration in September 2005. This amount is recorded in funds on deposit in the combined and consolidated balance sheets. On January 3, 2006, as part of the settlement and emergence from bankruptcy, Mirant North America posted a $75 million letter of credit for the benefit of Mirant Mid-Atlantic to cover the debt service reserve obligation on the leases. Upon posting of the letter of credit, the lease trustee returned $56 million of cash collateral held to Mirant Mid-Atlantic.

As of December 31, 2005, the total notional minimum lease payments for the remaining terms of the leases aggregated approximately $2.4 billion and the aggregate termination value for the leases was approximately $1.4 billion and generally decreases over time. Mirant Mid-Atlantic leases the Morgantown and the Dickerson baseload units from third party owner lessors. These owner lessors each own the undivided interests in these baseload generating facilities. The subsidiaries of the institutional investors who hold the membership interests in the owner lessors are called owner participants. Equity funding by the owner participants plus transaction expenses paid by the owner participants totaled $299 million. The issuance and sale of pass through certificates raised the remaining $1.2 billion needed for the owner lessors to acquire the undivided interests.

The pass through certificates are not direct obligations of Mirant Mid-Atlantic. Each pass through certificate represents a fractional undivided interest in one of three pass through trusts formed pursuant to three separate pass through trust agreements between Mirant Mid-Atlantic and State Street Bank and Trust Company of Connecticut, National Association, as pass through trustee. The property of the pass through trusts consists of lessor notes. The lessor notes issued by an owner lessor are secured by that owner lessor’s undivided interest in the lease facilities and its rights under the related lease and other financing documents.

On November 30, 2005, the Company entered into a settlement agreement with the Morgantown and Dickerson facilities’ owner lessors and the indenture trustee. Pursuant to this settlement agreement and the Plan, the Company has made several payments including a settlement payment of $6.5 million each to the owner lessors and the indenture trustee, $2.9 million as restoration payments under the leases, and a reimbursement of legal and consulting fees of approximately $22 million. With the exception of $6.5 million paid to the indenture trustee in January 2006, the remaining amounts were paid in December 2005. The total costs of $38 million have been recorded in reorganization items, net in the combined statements of operations.

The Company has commitments under other operating leases with various terms and expiration dates. Minimum lease payments under non-cancelable operating leases approximate $3 million in 2006 to 2010 and $15 million thereafter. Expenses associated with these commitments totaled approximately $4 million, $4 million and $3 million during 2005, 2004 and 2003, respectively.

Fuel Purchase Commitments

In April 2002, the Company entered into a long-term synthetic fuel purchase agreement. The fuel supplier converts coal feedstock received at the Company’s Morgantown facility into a synthetic fuel. Under the terms of the agreement, the Company is required to purchase a minimum of 2.4 million tons of fuel per annum through December 2007. Minimum purchase commitments became effective upon the commencement of the synthetic fuel plant operation at the Morgantown facility in July 2002. The purchase price of the fuel varies with the delivered cost of the coal feedstock. Based on current coal prices, as of December 31, 2005, total estimated commitments under this agreement were $200 million. Expenses associated with this agreement totaled approximately $125 million, $141million and $115 million for the years ended December 31, 2005, 2004 and 2003, respectively, and are recorded in cost of fuel, electricity, and other products—nonaffiliate on the accompanying combined statements of operations.

Additionally, the Company has approximately $245 million in purchase commitments-affiliate related to an arrangement between Mirant Energy Trading (formerly Mirant Americas Energy Marketing) and the synthetic fuel supplier whereby the synthetic fuel supplier is required to purchase coal directly from the coal supplier. Mirant Energy Trading’s coal purchase commitments are reduced to the extent that the synthetic fuel supplier purchases coal under this arrangement. During the first quarter of 2005, the Company recognized a $13 million gain due to a net settlement in lieu of receiving certain volumes of coal from the coal supplier as a result of rail car transportation scheduling issues which resulted in lower cost of fuel-affiliate.

Other Purchase Commitments

Other purchase commitments represents open purchase orders less invoices received or accrued related to open purchase orders for general procurement of products and services purchased in the ordinary course of business. These include construction, maintenance and labor activities at the Company’s generation facilities and approximate $122 million at December 31, 2005.

Mirant Mid-Atlantic entered into an agreement on June 24, 2005 for an SCR System at the Morgantown generating station. The system shall be furnished and installed to comply with a State of Maryland environmental consent decree to reduce the emissions of NOx. The contract value of this capital expenditure is approximately $94 million. Payments are made monthly upon acceptance of project milestones with final payment scheduled for June of 2008.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2005. Based upon this assessment, our management concluded that, as of December 31, 2005, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this annual report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Controls

Since October 1, 2005, our Board of Managers and several key senior management positions, including the Chief Executive Officer, have been replaced with new management personnel not previously with the Company. Because a company’s control environment is affected both by the attitude of senior management and management’s awareness of the function of the control environment, we have examined our control environment in light of these management changes to ensure that it is still functioning appropriately.

The Company’s new senior management personnel have extensive experience in our sector and have demonstrated their support for a strong control environment. Furthermore, since their arrival, certain factors that we rely on to establish and maintain the proper “tone at the top,” including corporate governance policies and communication programs, have been supported and strengthened. We have maintained the same information technology controls, and our internal audit and internal control organizations continue to function in the same manner as they did prior to the management changes and without restriction or limitation.

The management of the Company, therefore, has concluded that the changes to senior management that occurred in the fourth quarter of 2005 did not materially affect, and are not reasonably likely to materially affect, internal controls.

PART III

Item 10.                 Directors and Executive Officers of the Registrant

We are a limited liability company managed by a Board of Managers. The following table sets forth information with respect to our managers who are not also executive officers as of January 1, 2006.

Name	Age	Position
Edward R. Muller	54

Board Manager as of January 3, 2006. Director, Chairman, President and Chief Executive Officer since September 2005 of Mirant Corporation. Mr. Muller is also a Board Manager of Mirant Americas Generation. President and Chief Executive Officer of Edison Mission Energy, a California-based independent power producer from 1993-2000. He is also a director of Global Santa Fe Corp.

James V. Iaco	61

Board Manager as of January 3, 2006. Executive Vice President and Chief Financial Officer of Mirant Corporation since November 2005. Mr. Iaco is also a Board Manager of Mirant Americas Generation. Prior to joining Mirant, was a private investor with numerous businesses and real estate ventures from 2000-2005. He served as Senior Vice President and President, Americas’ Division of Edison Mission Energy (1998-2000) and Senior Vice President and Chief Financial Officer, Edison Mission Energy (1994-1998).

The following table sets forth information with respect to our executive officers as of January 1, 2006.

Name	Age	Position
Robert M. Edgell	59

Chairman of the Board and Chief Executive Officer of Mirant Mid-Atlantic as of January 9, 2006. Mr. Edgell is also Chairman of the Board, President and Chief Executive Officer of Mirant Americas Generation. Mr. Edgell is Executive Vice President and U.S. Region Head of Mirant Corporation since 2006. He was employed as Executive Vice President and General Manager of the Asia-Pacific Region for Edison Mission Energy (from 1996-2000).

Lisa D. Johnson	39

President of Mirant Mid-Atlantic. Ms. Johnson is also Vice President of Mirant Corporation and Mirant Americas Generation, LLC. She is responsible for overseeing Mirant’s Mid-Atlantic power generation assets. Previously, Ms. Johnson was also responsible for overseeing Mirant Northeast power generation assets until December 2005; Vice President, Midwest Business Unit for Mirant Americas from 2001 to 2002; Vice President of External Affairs for Mirant from 2000 to 2001; Assistant to the Chairman and Chief Executive Officer and to the President and Chief Operating Officer of Southern Company from 1999 to 2000; Director of Market Strategy from 1998 to 1999 and Director of West Marketing from 1997 to 1998 for Mirant Americas Energy Marketing, and Business Development Manager for Mirant North America from 1995 to 1997. Prior to joining Mirant, Ms. Johnson held positions in management, engineering and finance with E.I. DuPont de Nemours and O’Brien Energy Systems.

J. William Holden III	45

Senior Vice President, Chief Financial Officer and Treasurer of Mirant Mid-Atlantic and Mirant Americas Generation since November 2002. Mr. Holden has also been Senior Vice President and Treasurer of Mirant since April 2002. Previously, he was Chief Financial Officer for Mirant’s Europe group from 2001 to February 2002, Vice President and Treasurer of Mirant from 1999 to 2001, Vice President, Operations and Business Development for Mirant’s South American region from 1996 to 1999, and Vice President, Business Development for Mirant’s Asia group from 1994 to 1995. He held various positions at Southern Company from 1985 to 1994 including Director of Corporate Finance.

Thomas Legro	54

Senior Vice President, Controller and Principal Accounting Officer of Mirant Corporation, Mirant Americas Generation and Mirant Mid-Atlantic. Prior to joining Mirant, he served as Vice President, Chief Accounting Officer and Corporate Controller, National Energy & Gas Transmission, Inc. (2001-2004). Vice President, Corporate Controller, Director of Financial Planning and Analysis, and Assistant Controller, Edison Mission Energy (1990-2001).

Robert E. Driscoll	56

Chief Operating Officer of Mirant Americas Generation, LLC and Mirant Mid-Atlantic, LLC as of January 9, 2006. Mr. Driscoll is Senior Vice President and Head of Asset Management, U.S. Region of Mirant Corporation. From 2001 through 2005, he was employed as Chief Executive Officer, Australia and Senior Vice President, Asia of Edison Mission Energy and from 1995 through 2001, he was employed as Senior Vice President, Asia of Edison Mission Energy.

S. Linn Williams	59

Executive Vice President and General Counsel of Mirant Americas Generation, LLC and Mirant Mid-Atlantic, LLC since 2006. Executive Vice President, General Counsel and Chief Compliance Officer of Mirant since 2005. Served as an International Chamber of Commerce arbitrator (2004-2005). Chief Executive Officer, European Division (1998-2000), and Senior Vice President and General Counsel (1994-1998) of Edison Mission Energy.

Vance N. Booker	52	Senior Vice President of Mirant Mid-Atlantic and Mirant Americas Generation. Senior Vice President, Administration of Mirant since 2002. Vice President, Administration of Mirant (1998-1999).
Paul R. Gillespie	58

Senior Vice President of Mirant Americas Generation, Mirant Mid-Atlantic and Mirant since January 2006. Served as Counsel and Tax Counsel at Haynes and Boone, LLP (2002-2005). Vice President of Tax at Primus Telecommunications (2004-2005), Vice President of Tax and Associate General Counsel at Optiglobe Communications, Inc (2000-2001) and Vice President of Tax at Edison Mission Energy (1996-2000).

The executive officers of Mirant Mid-Atlantic, LLC were elected to serve until their successors are elected and have qualified or until their removal, resignation, death or disqualification.

Family Relationships

None

Certain Legal Proceedings

On July 14, 2003, Mirant and most of its domestic subsidiaries filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Certain of the Company’s officers are also officers or directors of other subsidiaries that filed for reorganization under Chapter 11. As such, each of the Company’s executive officers serving prior to January 3, 2006 has been associated with a corporation that filed a petition under the federal bankruptcy laws within the last five years.

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

Shareholder Nominees to Board of Directors

We will not adopt procedures by which shareholders may recommend manager candidates because we are a wholly-owned subsidiary of Mirant North America.

Item 11.                 Executive Compensation

Our executives and managers are not compensated separately for their service as executive officers and managers of Mirant Mid-Atlantic.

We are a limited liability company that is managed by a board of managers. All members of Mirant Mid-Atlantic’s Board of Managers are officers of Mirant or its subsidiaries, and they do not receive any additional compensation for their services as managers. Mirant Services, a direct subsidiary of Mirant, directly pays the salaries of our officers listed in Item 10. A portion of those salaries is effectively reimbursed to Mirant by us through an administrative services agreement with Mirant Services. Consequently, Mirant Mid-Atlantic has no compensation committee and no direct employment agreements.

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

All of our equity is held by our direct parent, Mirant North America. Therefore, our equity is not publicly traded and there is no basis to compare the price performance of our equity to the price performance of an index or peer group.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management

We are a wholly-owned subsidiary of Mirant North America; therefore, none of our managers or officers holds any equity interests in Mirant Mid-Atlantic.

Item 13.                 Certain Relationships and Related Transactions

Our relationships with affiliates and related transactions are described in Note 6 to our combined and consolidated financial statements.

Item 14.                 Principal Accountant Fees and Services

Not Applicable

Item 15.                 Exhibits and Financial Statement Schedules

a)   1.   Financial Statements

Our combined and consolidated financial statements, including the notes thereto and independent auditors’ report thereon, are set forth on pages 47 through 81 of the Annual Report on Form 10-K, and are incorporated herein by reference.

2.   Financial Statement schedules

None

3.   Exhibit Index

Exhibit No.	Exhibit Name
2.1*	Amended and Restated Joint Chapter 11 Plan of Reorganization for Registrant and its Affiliated Debtors (Designated on Form 8-K filed December 15, 2005 as Exhibit 2.1)
3.1*	Certificate of Formation of Southern Energy Mid-Atlantic (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 3.1)
3.2*	Limited Liability Company Agreement of Southern Energy Mid-Atlantic LLC, dated as of July 12, 2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 3.2)
3.3*	First Amendment to Limited Liability Company Agreement of Southern Energy Mid-Atlantic, LLC dated as of November 7, 2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 3.3)
3.4*	Second Amendment to Limited Liability Company Agreement of Mirant Mid-Atlantic LLC, dated as of May 15, 2001 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 3.4)
4.1*	Form of 8.625% Series A Pass Through Certificate (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.1)

4.2*	Form of 9.125% Series B Pass Through Certificate (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.2)
4.3*	Form of 10.060% Series C Pass Through Certificate (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 4.3)
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

10.15(a)*	Guaranty Agreement (Dickerson L1) between Southern Energy, Inc. and Dickerson OL1 LLC dated as of December 19, 2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.21a)
10.15(b)*	Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.21(a) hereto (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.21b)
10.16(a)*	Guaranty Agreement (Morgantown L1) between Southern Energy, Inc. and Morgantown OL1 LLC dated as of December 19, 2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.22a)
10.16(b)*	Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.22(a) hereto (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 10.22b)
10.17	Power Sale, Fuel Supply and Services Agreement dated as of January 3, 2006 between Mirant Mid-Atlantic, LLC and Mirant Americas Energy Services, LP
10.18	Power Sale, Fuel Supply and Services Agreement dated as of January 3, 2006 between Mirant Americas Energy Marketing, LP and Mirant Chalk Point, LLC
10.19	Power Sale, Fuel Supply and Services Agreement dated January 3, 2006 between Mirant Americas Energy Marketing, LP and Mirant Potomac River, LLC
10.20	Administrative Services Agreement dated as of January 3, 2006 between Mirant Mid-Atlantic, LLC and Mirant Services, LLC
10.21*	2005 Omnibus Incentive Compensation Plan (Designated on Mirant Corporation Form 8-K filed January 3, 2006 as Exhibit 10.1)
16*	Arthur Andersen LLP letter to the Securities and Exchange Commission dated May 15, 2002 (designated as Exhibit 16 on Form 8-K filed May 16, 2002)
21.1	Subsidiaries of Mirant Mid-Atlantic, LLC
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

*                    Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2006.

MIRANT MID-ATLANTIC, LLC
By:	/s/ ROBERT M. EDGELL
Chief Executive Officer
(Principal Executive Officer)

MIRANT MID-ATLANTIC, LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2006 by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title
/s/ ROBERT M. EDGELL	Chief Executive Officer and Manager of Mirant Mid-Atlantic, LLC
Robert M. Edgell	(Principal Executive Officer)
/s/ J. WILLIAM HOLDEN III	Senior Vice President, Chief Financial Officer and Treasurer of Mirant Mid-Atlantic, LLC
J. William Holden III	(Principal Financial Officer)
/s/ THOMAS LEGRO	Senior Vice President and Controller Mirant Mid-Atlantic, LLC
Thomas Legro	(Principal Accounting Officer)
/s/ EDWARD R. MULLER	Manager of
Edward R. Muller	Mirant Mid-Atlantic, LLC
/s/ JAMES V. IACO	Manager of
James V. Iaco	Mirant Mid-Atlantic, LLC

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act

No annual report or proxy materials has been sent to securities holders and no such report or proxy material is to be furnished to securities holders subsequent to the filing of the annual report on this Form 10-K.