Form 10-Q
period 2006-03-31
MIRANT MID ATLANTIC LLC
filed 2006-05-11
CIK 1138258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

Or

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Mirant Mid-Atlantic, LLC

(Exact name of registrant as specified in its charter)

Delaware	N/A	58-2574140
(State or other jurisdiction of	(Commission	(I.R.S. Employer
Incorporation or Organization)	File Number)	Identification No.)
1155 Perimeter Center West, Suite 100, Atlanta, Georgia		30338
(Address of Principal Executive Offices)		(Zip Code)

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

•       our implementation of business strategies, including the acquisition of additional assets or the disposition or alternative utilization of existing assets;

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

•       our ability to negotiate favorable terms from suppliers, counterparties and others and to retain customers because we were previously subject to bankruptcy protection; and

•       the disposition of the pending litigation described in this Form 10-Q as well as in our Annual Report on Form 10-K for the year ended December 31, 2005.

We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

Factors that Could Affect Future Performance

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Notes to Mirant Mid-Atlantic, LLC’s unaudited condensed consolidated and combined financial statements, other factors that could affect the Company’s future performance (business, financial condition or results of operations and cash flows) are set forth in our 2005 Annual Report on Form 10-K.

Certain Terms

As used in this report, “we,” “us,” “our,” the “Company” and “Mirant Mid-Atlantic” refer to Mirant Mid-Atlantic, LLC and its subsidiaries, unless the context requires otherwise.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

MARCH 31, 2006, CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
and
MARCH 31, 2005, CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
	2006	2005
	(in millions)
Operating revenues—affiliate	$552	$223
Operating revenues—nonaffiliate	27	—
Total operating revenues	579	223
Cost of fuel, electricity, and other products—affiliate	112	97
Cost of fuel, electricity, and other products—nonaffiliate	50	42
Total cost of fuel, electricity and other products	162	139
Gross Margin	417	84
Operating Expenses:
Operations and maintenance—affiliate, including restructuring charges of $1 in 2005	34	38
Operations and maintenance—nonaffiliate	27	21
Generation facilities rent	24	25
Depreciation and amortization	18	16
Total operating expenses	103	100
Operating Income (Loss)	314	(16)
Other Expense (Income), net:
Interest expense—affiliate	—	1
Interest expense—nonaffiliate	1	1
Interest income—affiliate	(1)	—
Interest income—nonaffiliate	(1)	—
Total other expense (income), net	(1)	2
Income (Loss) before Reorganization Items	315	(18)
Reorganization items, net	—	(2)
Net Income (Loss)	$315	$(16)

See accompanying notes to unaudited condensed consolidated and combined financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(Unaudited)
	(in millions)
Assets
Current Assets:
Cash and cash equivalents	$77	$276
Receivables:
Affiliate	76	51
Customer accounts	—	1
Notes receivable from affiliate	124	124
Price risk management assets—affiliate	18	—
Fuel stock and emissions allowances	101	78
Materials and supplies	31	30
Prepaid rent	96	96
Funds on deposit	—	56
Assets held for sale	7	7
Other current assets	13	19
Total Current Assets	543	738
Property, Plant and Equipment, net	1,417	1,408
Noncurrent Assets:
Goodwill, net	799	799
Price risk management assets—affiliate	23	26
Price risk management assets—nonaffiliate	36	—
Other intangible assets, net	160	161
Prepaid rent	184	208
Other noncurrent assets	1	1
Total Noncurrent Assets	1,203	1,195
Total Assets	$3,163	$3,341
Liabilities and Equity
Current Liabilities:
Current portion of long-term debt	$3	$3
Accounts payable and accrued liabilities	39	28
Payable to affiliate	13	21
Price risk management liabilities—affiliate	—	184
Price risk management liabilities—nonaffiliate	9	—
Total Current Liabilities	64	236
Noncurrent Liabilities:
Long-term debt	32	33
Asset retirement obligations	9	9
Other long-term liabilities	—	1
Total Noncurrent Liabilities	41	43
Commitments and Contingencies
Equity:
Member’s interest	3,269	3,270
Preferred stock in affiliate	(211)	(208)
Total Equity	3,058	3,062
Total Liabilities and Equity	$3,163	$3,341

See accompanying notes to unaudited condensed consolidated and combined financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)
(in millions)

		Preferred
	Member’s	Stock in
	Interest	Affiliate
Balance, December 31, 2005	$3,270	$(208)
Net Income	315	—
Amortization of discount on preferred stock in affiliate	3	(3)
Capital contribution pursuant to the Plan of Reorganization	1	—
Distribution to member	(320)	—
Balance, March 31, 2006	$3,269	$(211)

See accompanying notes to unaudited condensed combined consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

MARCH 31, 2006, CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
and
MARCH 31, 2005, CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended March 31,
	2006	2005
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$315	$(16)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18	16
Unrealized losses (gains) on price risk management assets and liabilities	(226)	56
Changes in certain assets and liabilities:
Affiliate accounts receivable	(25)	(21)
Prepaid rent	24	25
Materials, fuel stock and emissions allowances	(24)	7
Other assets	63	9
Accounts payable and accrued liabilities	—	4
Payables to affiliate	(8)	(3)
Accrued taxes, nonaffiliate	1	1
Total adjustments	(177)	94
Net cash provided by operating activities	138	78
Cash Flows from Investing Activities:
Capital expenditures	(16)	(17)
Net cash used in investing activities	(16)	(17)
Cash Flows from Financing Activities:
Repayment of long-term debt	(1)	(1)
Distribution to member	(320)	—
Net cash used in financing activities	(321)	(1)
Net Increase (Decrease) in Cash and Cash Equivalents	(199)	60
Cash and Cash Equivalents, beginning of the period	276	299
Cash and Cash Equivalents, end of the period	$77	$359
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$1	$2
Financing Activity:
Capital contribution—non cash	$1	$—

See accompanying notes to unaudited condensed consolidated and combined financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

A.   Description of Business

Overview

Mirant Mid-Atlantic, LLC (the “Company” or “Mirant Mid-Atlantic”) was formed as a Delaware limited liability company on July 12, 2000. Mirant Mid-Atlantic historically has been a direct wholly-owned subsidiary of Mirant Americas Generation, LLC (“Mirant Americas Generation”), and an indirect wholly-owned subsidiary of Mirant Corporation (“Mirant”). Mirant was incorporated in Delaware on September 23, 2005, and is the successor to a corporation of the same name that was formed in Delaware on April 3, 1993. This succession occurred by virtue of the transfer of substantially all of old Mirant’s assets to new Mirant in conjunction with old Mirant’s emergence from bankruptcy protection on January 3, 2006. Old Mirant was then renamed and transferred to a trust which is not affiliated with new Mirant. As used in this report “Mirant” refers to old Mirant prior to January 3, 2006, and to new Mirant on or after January 3, 2006.

Pursuant to the Plan of Reorganization (the “Plan”), that was approved in conjunction with Mirant’s emergence from bankruptcy as of December 31, 2005, Mirant Mid-Atlantic is a direct wholly-owned subsidiary of Mirant North America, LLC (“Mirant North America”), a newly organized holding company subsidiary of Mirant Americas Generation. The Company began operations on December 19, 2000, in conjunction with its acquisition of generating facilities and other related assets from Potomac Electric Power Company (“PEPCO”). Mirant previously assigned its rights and obligations under its acquisition agreement to the Company, the Company’s subsidiaries, and certain of the Company’s affiliates.

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

On January 31, 2006, the trading and marketing business of Mirant Americas Energy Marketing, LP (“Mirant Americas Energy Marketing”), Mirant Americas Development, Inc., Mirant Americas Production Company, Mirant Americas Energy Capital, LLC, Mirant Americas Retail Energy Marketing, LP, and Mirant Americas Gas Marketing, LLC (collectively, the “Trading Debtors”) was transferred to Mirant Energy Trading, LLC (“Mirant Energy Trading”), a newly formed wholly-owned subsidiary of

Mirant North America, which, pursuant to the Plan, has no successor liability for any unassumed obligations of the Trading Debtors. After these transfers took place, old Mirant and the Trading Debtors were transferred to a trust created under the Plan that is not affiliated with the Company. As a result, the Company now executes the affiliate transactions previously executed with the Trading Debtors with Mirant Energy Trading.

The Company has entered into a number of service agreements with subsidiaries of Mirant related to the sales of its electric power and the procurement of fuel, labor and administrative services essential to operating its business. These related parties are primarily Mirant Energy Trading and Mirant Services, LLC (“Mirant Services”). The arrangements with these related parties are discussed in Note D.

Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements of Mirant Mid-Atlantic and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the combined and consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying unaudited condensed consolidated and combined financial statements include the accounts of Mirant Mid-Atlantic, its wholly-owned subsidiaries and the Contributed Subsidiaries and have been prepared from records maintained by Mirant Mid-Atlantic, its subsidiaries and the Contributed Subsidiaries. All significant intercompany accounts and transactions have been eliminated in preparing the consolidated and combined financial statements.

New Accounting Standards Not Yet Adopted

In September 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”), which requires companies to account for exchanges of inventory with the same counterparty as one transaction. EITF 04-13 will be applied to new arrangements, and modifications or renewals of existing arrangements, beginning in the first interim or annual reporting period after March 15, 2006. The Company will adopt EITF 04-13 on April 1, 2006. EITF 04-13 will impact the Company’s accounting for emissions allowances classified as inventory to the extent the allowances are exchanged in a transaction with the same counterparty.

In February 2006, the FASB issued Statement of Financial Accounting Standards Board (“SFAS”) No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event beginning in the first fiscal year after September 15, 2006. At the date of adoption, any difference between the total carrying amount of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative effect adjustment to beginning retained earnings. The Company will adopt SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which requires all separately recognized servicing assets and servicing liabilities to be measured initially at fair value and permits, but does not require, an entity to subsequently measure those servicing assets or liabilities at fair value. SFAS No. 156 is effective at the beginning of the first fiscal year after September 15, 2006. All requirements for recognition and initial measurement of servicing assets and servicing liabilities will be applied prospectively to all transactions occurring after the adoption of this statement. The Company will adopt SFAS No. 156 on January 1, 2007. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation (“FIN”) 46R-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R” (“FSP FIN 46R-6”). The variability that is considered in applying FIN 46R affects the determination of whether an entity is a variable interest entity (“VIE”), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. According to FSP FIN 46R-6, the variability to be considered should be based on the nature of the risks of the entity and the purpose for which the entity was created. The guidance in FSP FIN 46R-6 is applicable prospectively to an entity at the time a company first becomes involved with such entity and is applicable to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred beginning the first reporting period after June 15, 2006. Retrospective application to the date of the initial application of FIN 46R is permitted but not required. The Company will adopt FSP FIN 46R-6 on July 1, 2006, on a prospective basis.

B.   Bankruptcy Related Disclosures

Mirant’s Plan was confirmed by the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) on December 9, 2005, and Mirant and the Company emerged from bankruptcy on January 3, 2006. For financial statement presentation purposes, Mirant and the Company recorded the effects of the Plan at December 31, 2005.

Reorganization Items, Net

For the three months ended March 31, 2005, reorganization items, net were $2 million and represent expense or income amounts that were recorded in the financial statements as a result of the bankruptcy proceedings.

C.   Change in Reporting Entity

As discussed in Note A, pursuant to the Plan, Mirant contributed its interest in the Contributed Subsidiaries to the Company resulting in a change in the Mirant Mid-Atlantic reporting entity at December 31, 2005.

The following table and discussion summarize the effects of the Contributed Subsidiaries on the previously reported Mirant Mid-Atlantic combined statements of operations for the three months ended March 31, 2005 (in millions):

	As Previously
	Reported	Adjustments	Combined
Operating revenues—affiliate	$183	$40	$223
Cost of fuel, electricity, and other products—affiliate	79	18	97
Cost of fuel, electricity, and other products—nonaffiliate	39	3	42
Total cost of fuel, electricity and other products	118	21	139
Gross Margin	65	19	84
Operating Expenses:
Operations and maintenance—affiliate, including restructuring	30	8	38
Operations and maintenance—nonaffiliate	18	3	21
Generation facilities rent	25	—	25
Depreciation and amortization	12	4	16
Total operating expenses	85	15	100
Operating Income (Loss)	(20)	4	(16)
Other Expense:
Interest expense—affiliate	1	—	1
Interest expense—nonaffiliate	—	1	1
Total other expense	1	1	2
Income (Loss) before Reorganization Items	(21)	3	(18)
Reorganization items, net	(1)	(1)	(2)
Net Income (Loss)	$(20)	$4	$(16)

The Contributed Subsidiaries were party to services agreements with Mirant Americas Energy Marketing. As a result, operating revenues-affiliate and cost of fuel, electricity and other products-affiliate reflect the additional sales and purchase transactions between the Contributed Subsidiaries and Mirant Americas Energy Marketing.

The following table summarizes the effects of the Contributed Subsidiaries on the previously reported Mirant Mid-Atlantic consolidated statement of cash flows for the three months ended March 31, 2005 (in millions):

	As Previously
	Reported	Adjustments	Combined
Cash Flows from Operating Activities:
Net loss	$(20)	$4	$(16)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12	4	16
Unrealized losses on price risk management assets and liabilities	56	—	56
Changes in certain assets and liabilities:
Affiliate accounts receivable	(21)	—	(21)
Prepaid rent	25	—	25
Materials, fuel stock and emissions allowances	10	(3)	7
Other assets	8	1	9
Accounts payable and accrued liabilities	3	1	4
Payables to affiliate	(3)	—	(3)
Accrued taxes, nonaffiliate	—	1	1
Total adjustments	90	4	94
Net cash provided by operating activities	70	8	78
Cash Flows from Investing Activities:
Capital expenditures	(12)	(5)	(17)
Net cash used in investing activities	(12)	(5)	(17)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	(1)	(1)
Net cash used in financing activities	—	(1)	(1)
Net Increase in Cash and Cash Equivalents	58	2	60
Cash and Cash Equivalents, beginning of the period	247	52	299
Cash and Cash Equivalents, end of the period	$305	$54	$359

D.   Related Party Arrangements and Transactions

Power Sales Agreement with Mirant Energy Trading

All of the Company’s capacity and energy was sold at market prices to Mirant Americas Energy Marketing under a Power and Fuel Agreement in 2005. The Company operated under a new Power Sale, Fuel Supply and Services Agreement with Mirant Americas Energy Marketing, with the same terms and conditions as the 2005 agreement, that became effective January 1, 2006. As of February 1, 2006, the agreement was transferred from Mirant Americas Energy Marketing to Mirant Energy Trading. Amounts due to Mirant Energy Trading, and previously to Mirant Americas Energy Marketing, for fuel purchases and due from Mirant Americas Energy Marketing for power and capacity sales are recorded as a net payable to affiliate or accounts receivable—affiliate in the accompanying condensed consolidated balance sheets because of the Company’s legal right to offset such amounts.

As of February 1, 2006, the energy marketing operations historically conducted by Mirant Americas Energy Marketing are being performed by Mirant Energy Trading. Pursuant to the Plan, Mirant contributed its interest in the trading and marketing operations conducted by Mirant Americas Energy Marketing to Mirant Energy Trading. The remaining assets and liabilities of Mirant Americas Energy Marketing were transferred to a trust, that is not affiliated with Mirant, on January 31, 2006.

Management, Personnel and Services Agreement with Mirant Services

Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services’ direct costs of providing such services. The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying unaudited condensed consolidated and combined statements of operations for the three months ended March 31, 2006 and 2005 as follows (in millions):

	Three Months Ended March 31,
	2006	2005
Cost of fuel, electricity and other products—affiliate	$1	$1
Operations and maintenance expense—affiliate	18	19
Total	$19	$20

Services Agreements with Mirant Energy Trading

The Company receives services from Mirant Energy Trading, which include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. For the three months ended March 31, 2005, these services were received from Mirant Americas Energy Marketing. Amounts due to Mirant Energy Trading and due from Mirant Energy Trading under the Services Agreements are recorded as a net accounts payable—affiliate or accounts receivable—affiliate because of the Company’s legal right of offset. Substantially all energy marketing costs are allocated to Mirant’s operating subsidiaries. For the three months ended March 31, 2006 and 2005, the Company incurred approximately $4 million and $6 million, respectively, in costs under these agreements. These costs are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated and combined statements of operations.

For the period from January 1, 2006, to January 31, 2006, the Company continued to receive these services from Mirant Americas Energy Marketing under a newly executed agreement that was transferred to Mirant Energy Trading on January 31, 2006.

Administration Arrangements with Mirant Services

Substantially all of Mirant’s corporate overhead costs are allocated to Mirant’s operating subsidiaries. For the three months ended March 31, 2006 and 2005, the Company incurred approximately $12 million and $13 million, respectively, in costs under these arrangements, which are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated and combined statements of operations.

Notes Receivable from Affiliate

At March 31, 2006, the Company had current notes receivable from Mirant Energy Trading of $124 million, related to the intercompany cash management program. At December 31, 2005, the Company had current notes receivable from Mirant Americas Energy Marketing of $124 million related to the intercompany cash management program. For the three months ended March 31, 2006, the Company recognized $1 million in interest income-affiliate recorded in the accompanying condensed consolidated and combined statements of operations.

Mirant Guarantees

Mirant posted pre-petition letters of credit and a guarantee on behalf of the Company to provide for the rent payment reserve required in connection with the Company’s lease obligations in the event that it was unable to pay its lease payment obligations. On January 3, 2006, as part of the settlement and the

Company’s emergence from bankruptcy, Mirant North America posted a $75 million letter of credit for the benefit of Mirant Mid-Atlantic to cover debt service reserve obligations on the Company’s leases. Upon the posting of the letter of credit, the trustee returned $56 million of cash collateral to Mirant Mid-Atlantic.

Purchased Emissions Allowances

The Company purchases emissions allowances from Mirant Energy Trading at Mirant Energy Trading’s original cost to purchase the emissions allowances. Where allowances have been purchased by Mirant Energy Trading from a Mirant affiliate, the price paid by Mirant Energy Trading is determined by market indices. For the three months ended March 31, 2006, the Company purchased $43 million of emissions allowances from Mirant Energy Trading. For the three months ended March 31, 2005, the Company purchased $4 million of emissions allowances from Mirant Americas Energy Marketing. For the three months ended March 31, 2005, the Company sold allowances to Mirant Americas Energy Marketing for $5 million. The allowances had a book value of $4 million. Emissions allowances purchased from Mirant Energy Trading or Mirant Americas Energy Marketing that were utilized in the three months ended March 31, 2006 and 2005, were $15 million and $13 million, respectively, and are recorded in cost of fuel, electricity and other products—affiliate in the accompanying unaudited condensed consolidated and combined statements of operations. Amounts expensed as a result of writing down emissions allowances to the lower of cost or market were $6 million for the three months ended March 31, 2006. As of March 31, 2006, the Company had emissions allowances purchased from Mirant Energy Trading of $37 million, which are recorded in fuel stock and emissions allowances in the accompanying unaudited condensed consolidated balance sheets.

Preferred Stock in Mirant Americas

For the three months ended March 31, 2006, the Company recorded $3 million in Preferred Stock in affiliate and Member’s Interest in the unaudited condensed consolidated balance sheet related to the amortization of the discount on the preferred stock in Mirant Americas.

E.   Price Risk Management Assets and Liabilities

The fair values of Mirant Mid-Atlantic’s price risk management assets-affiliate and nonaffiliate and price risk management liabilities-nonaffiliate, net of credit reserves, at March 31, 2006, are included in the following table (in millions):

	Current	Noncurrent	Current	Net Fair
	Assets	Assets	Liabilities	Value
Electricity	$3	$48	$(9)	$42
Coal	16	11	—	27
Other	(1)	—	—	(1)
Total	$18	$59	$(9)	$68

Of the $68 million net fair value asset at March 31, 2006, a $15 million net price risk management asset relates to the remainder of 2006, a $26 million net price risk management asset relates to 2007 and a $27 million net price risk management asset relates to periods thereafter. The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at March 31, 2006, was approximately 16 months. The net notional amount of the price risk management assets and liabilities at March 31, 2006, was a net short position of approximately 24 million equivalent megawatt hours (“MWh”).

In January 2006, the Company entered into financial swap transactions with a counterparty, the effect of which was to hedge the Company’s expected on-peak coal fired generation by approximately 80%, 50% and 50% for 2007, 2008 and 2009, respectively.

The following table provides a summary of the factors impacting the change in net fair value of the price risk management asset and liability accounts in the first quarter of 2006 (in millions):

Asset
Management
Net fair value of portfolio at December 31, 2005	$(158)
Gains (losses) recognized in the period, net	175
Contracts settled during the period, net	51
Net fair value of portfolio at March 31, 2006	$68

F.   Assets Held for Sale

Current assets held for sale as of March 31, 2006, and December 31, 2005, include $7 million related to the Mirant service center building and accompanying land. The Company expects to close the sale on or before December 31, 2006.

G.   Litigation and Other Contingencies

The Company is involved in a number of significant legal proceedings. In certain cases, plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and therefore has not made any provision for such matters unless specifically noted below. Pursuant to SFAS No. 5, “Accounting for Contingencies,” management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Company’s consolidated and combined financial position, results of operations or cash flows.

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”), including the Company and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On August 21, 2003, and September 8, 2003, the Bankruptcy Court entered orders establishing a December 16, 2003, bar date (the “Bar Date”) for filing proofs of claim against the Mirant Debtors’ estates.

Most of the material claims filed against the Mirant Debtors’ estates were disallowed or were resolved and became “allowed” claims before confirmation of the Plan that became effective for Mirant, the Company and most of the Mirant Debtors on January 3, 2006. For example, the claims filed by the California Attorney General, Pacific Gas & Electric Company, various other California parties, plaintiffs in certain rate payer class action lawsuits, the plaintiffs in certain bondholder litigation, and Utility Choice, L.P., which are described in Mirant’s 2004 Annual Report on Form 10-K, are among the claims that were resolved prior to confirmation of the Plan. A number of claims, however, remain unresolved.

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

As of March 31, 2006, approximately 21.4 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved, including any claims resulting from the rejection of certain contracts with PEPCO, as described below in PEPCO Litigation. Under the terms of the Plan, to the extent such claims are resolved now that the Company has emerged from bankruptcy, the claimants will be paid from the reserve of 21.4 million shares on the same basis as if they had been paid out when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims.

PEPCO Litigation

In 2000, Mirant purchased power generating facilities and other assets from PEPCO, including certain power purchase agreements (“PPAs”) between PEPCO and third parties. Under the terms of the Asset Purchase and Sale Agreement (“APSA”), Mirant and PEPCO entered into a contractual agreement (the “Back-to-Back Agreement”) with respect to certain PPAs, including PEPCO’s long-term PPAs with Ohio Edison Company (“Ohio Edison”) and Panda-Brandywine L.P. (“Panda”), under which (1) PEPCO agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements; and (2) Mirant agreed to pay PEPCO each month all amounts due from PEPCO to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Ohio Edison PPA terminated in December 2005 and the Panda PPA runs until 2021. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from PEPCO at prices that typically are higher than the market prices for power.

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

Environmental Matters

EPA Information Request.   In January 2001, the Environmental Protection Agency (the “EPA”) issued a request for information to Mirant concerning the air permitting and air emissions control implications under the EPA’s new source review (“NSR”) regulations promulgated under the Federal Clean Air Act (“Clean Air Act”) of past repair and maintenance activities at the Potomac River plant in Virginia and the Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company’s ownership and lease of those plants. Mirant has responded fully to this request. Under the APSA, PEPCO is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company’s acquisition or lease of the plants. If the Mirant Debtors succeed in rejecting the APSA as described above in PEPCO Litigation, PEPCO may assert that it has no obligation to reimburse Mirant for any fines or penalties imposed upon Mirant for periods prior to the Company’s acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Company may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. If such violation is determined to have occurred after the Company acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Company would also be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition or lease of the plant, the cost of which may be material.

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

On September 27, 2004, the Company, Mirant Potomac River, the Virginia DEQ, the Maryland Department of the Environment (the “MDE”), the United States Department of Justice (“DOJ”) and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree requires Mirant Potomac River and the Company to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by the Company in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at the Company’s Morgantown Units 1 and 2 in 2007 and 2008, the Original Consent Decree does not obligate the Company to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, the Company may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree is subject to the approval of the district court and the Bankruptcy Court. As described below, the Original Consent Decree has not yet been approved and the parties have filed an amended proposed consent decree.

The owners/lessors under the lease-financing transactions covering the Morgantown and Dickerson plants (the “Owners/Lessors”) objected to the Original Consent Decree in the Bankruptcy Court and filed a motion to intervene in the district court action. As part of a resolution of disputed matters in the Chapter 11 proceedings, the Owners/Lessors agreed not to object to the Original Consent Decree, subject to certain terms set forth in the Plan and Confirmation Order.

On July 22, 2005, the district court granted a motion filed by the City of Alexandria seeking to intervene in the district court action, although the district court imposed certain limitations on the City of Alexandria’s participation in the proceedings. On September 23, 2005, the City of Alexandria filed a motion seeking authority to file an amended complaint in the action seeking injunctive relief and civil penalties under the Clean Air Act for alleged violations by Mirant Potomac River of its Virginia Stationary Source Permit To Operate and the State of Virginia’s State Implementation Plan. Based upon a computer modeling, the City of Alexandria asserted that emissions from the Potomac River plant cause or contribute to exceedances of national ambient air quality standards (“NAAQS”) for sulfur dioxide (“SO2”), nitrogen dioxide (“NO2”), and particulate matter. The City of Alexandria also contended based on its modeling analysis that the plant’s emissions of hydrogen chloride and hydrogen fluoride exceed Virginia State standards. Mirant Potomac River disputes the City of Alexandria’s allegations that it has violated the Clean Air Act and Virginia law. On December 2, 2005, the district court denied the City of Alexandria’s motion seeking to file an amended complaint.

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point, LLC entered into an amended consent decree (the “Amended Consent Decree”) to be filed for approval with the United States District Court for the Eastern District of Virginia that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The district court and the Bankruptcy Court must approve the Amended Consent Decree for it to become effective. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which the Company leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if the Company rejects or otherwise loses one more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, the Company, Mirant Chalk Point and/or Mirant Potomac will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires the Company, Mirant Chalk Point and/or Mirant Potomac to install an alternative suite of environmental controls at the plants they continue to own.

On April 26, 2006, the Company and the MDE entered into an agreement to allow the Company to implement the consent decree with respect to the Morgantown plant, if the consent decree receives the necessary approvals. Under the agreement, the Company agreed to certain ammonia and particulate matter emissions limits and to submit testing results to the MDE.

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

On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to a directive from the Virginia DEQ. The decision to temporarily shut down the facility arose from findings of a study commissioned under the order by consent referred to above. The Virginia DEQ’s directive was based on results from the study’s computer modeling showing that air emissions from the facility have the potential to contribute to localized, modeled exceedances of the health-based NAAQS under certain conditions. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the Federal Energy Regulatory Commission (“FERC”) and the Department of Energy (“DOE”) to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. On December 20, 2005, due to a determination by the DOE that an emergency situation exists with respect to a shortage of electric energy, the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generation facility, as requested by PJM, during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The DOE advised that it would consider Mirant Potomac River’s plan in consultation with the EPA. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering the rehearing requests further. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires after September 30, 2006, but Mirant Potomac River expects it will be able to continue to operate these units after that expiration. In a letter received December 30, 2005, the EPA invited Mirant Potomac River and the Virginia DEQ to work with the EPA to ensure that Mirant Potomac River’s operating plan submitted to the DOE adequately addresses NAAQS issues. The EPA also asserts in its letter that Mirant Potomac River did not immediately undertake action as directed by the Virginia DEQ’s August 19, 2005, letter and failed to comply with the requirements of the Virginia State Implementation Plan established by that letter. Mirant Potomac River received a second letter from the EPA on December 30, 2005, requiring Mirant to provide certain requested information as part of an EPA investigation to determine the Clean Air Act compliance status of the Potomac River facility. The facility, in accordance with the operating plan submitted to the DOE, is currently operating at reduced capacity except when one or both of the transmission lines serving the central Washington, D.C. area are out of service. The facility will not resume normal operations until it can satisfy the requirements of the Virginia DEQ and the EPA with respect to NAAQS, unless, for reliability purposes, it is required to return to operation by a governmental agency having jurisdiction to order its operation. On January 9, 2006, the FERC issued an order directing PJM and PEPCO to file a long-term plan to maintain adequate reliability in the Washington D.C. area and surrounding region and a plan to provide adequate reliability pending implementation of this long-term plan. On February 8, 2006, PJM and PEPCO filed their proposed reliability plans. The Company is working with the relevant state and federal agencies with the goal of restoring all five units of the facility to normal operation in 2007. The financial and operational implications of the discontinued or limited operation of the Potomac River plant are not known at this time, but could be material depending on the length of time that operations are discontinued or limited.

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

At its December 18, 2004, meeting, the City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan. Under the terms of the approved action, the revocation of the 1989 SUPs was to take effect 120 days after the City Council’s action, provided, however, that if Mirant Potomac River within such 120-day period filed an application for the necessary special use permits to bring the plant into compliance with the zoning ordinance provisions then in effect, the effective date of the revocation of the 1989 SUPs would be stayed until final decision by the City Council on such application. The approved action further provides that if such special use permit application is approved by the City Council, revocation of the 1989 SUPs will be dismissed as moot, and if the City Council does not approve the application, the revocation of the 1989 SUPs will become effective and the plant will be considered a nonconforming use subject to abatement.

On January 18, 2005, Mirant Potomac River and the Company filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint seeks to overturn the actions taken by the City Council on December 18, 2004, changing the zoning status of Mirant Potomac River’s generating plant and approving revocation of the 1989 SUPs, on the grounds that those actions violated federal, state and city laws. The complaint asserts, among other things, that the actions taken by the City Council constituted unlawful spot zoning, were arbitrary and capricious, constituted an unlawful attempt by the City Council to regulate emissions from the plant, and violated Mirant Potomac

River’s due process rights. Mirant Potomac River and the Company request the court to enjoin the City of Alexandria and the City Council from taking any enforcement action against Mirant Potomac River or from requiring it to obtain a special use permit for the continued operation of its generating plant. On January 18, 2006, the court issued an oral ruling following a trial that the City of Alexandria acted unreasonably and arbitrarily in changing the zoning status of Mirant Potomac River’s generating plant and in revoking the 1989 SUPs. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant adopted December 18, 2004, to be invalid and vacating the City Council’s revocation of the 1989 SUPs. The City of Alexandria has filed notice seeking to appeal this judgment.

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

Asbestos Cases

As part of the PEPCO purchase, Mirant agreed to indemnify PEPCO for certain liabilities arising in lawsuits filed after December 19, 2000, even if they relate to incidents occurring prior to that date, with certain qualifications. Since the acquisition, PEPCO has notified Mirant of more than 100 asbestos cases, distributed among three Maryland jurisdictions (Prince George’s County, Baltimore City and Baltimore County), as to which it claims a right of indemnity. Based on information and relevant circumstances known at this time, the Company does not anticipate that these suits will have a material adverse effect on its financial position, results of operations or cash flows. Under the Plan these indemnity obligations arising under the APSA with PEPCO became the obligations of Mirant Power Purchase. As a result, the Company recognized a non-cash capital contribution of $1 million in the first quarter of 2006.

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

H.   Income Taxes

The Company is not subject to U.S. income taxes. If the Company were to be allocated income taxes attributable to its operations, pro forma income tax expense (benefit) attributable to income before tax would be $122 million and $(6) million for the three months ended March 31, 2006 and 2005, respectively. The pro forma balance of the Company’s deferred income taxes is a net liability of $246 million as of March 31, 2006.

Item 2.                        Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with the Company’s accompanying unaudited condensed consolidated and combined financial statements and the notes thereto, which are included elsewhere in this report.

Overview

We are an independent energy company whose revenues and gross margin primarily are generated through the production of electricity in the United States. We emerged from Chapter 11 on January 3, 2006.

Our gross margin for the three months ended March 31, 2006, was $417 million, including $226 million of unrealized gains from hedging activities primarily due to declining forward power prices. The primary factors impacting the realized gross margin and cash flows of our operations are the prices for power, coal, oil and natural gas, which are driven largely by supply and demand. Demand for power varies regionally and seasonally due to, among other things, weather and general economic conditions. Weather in the first quarter of 2006 was milder than normal and power and natural gas prices declined from December 31, 2005 levels. Therefore our intermediate and peaking generation volumes generally were lower in the first quarter of 2006 than in the first quarter of 2005. However, prior to the first quarter of 2006, we hedged a substantial portion of our baseload coal fired generation through over-the-counter transactions. As a result, we achieved a significant increase in our realized gross margin for the three months ended March 31, 2006, as compared to the same period in 2005 because our generation was hedged at higher gross margins for this quarter than for the same period in 2005.

In January 2006, we entered into financial swap transactions with a counterparty pursuant to which we economically hedged approximately 80%, 50% and 50% of our expected on-peak coal fired baseload generation for 2007, 2008 and 2009, respectively. The financial swap transactions are senior unsecured obligations and do not require the posting of cash collateral either for initial margin or for securing exposure due to changes in power prices.

Results of Operations

Our operating revenues and expenses from affiliates and nonaffiliates aggregated by classification are as follows (in millions):

	For the Three Months Ended March 31,
	2006	2005	Increase/ (Decrease)
Gross Margin	$417	$84	$333
Operating Expenses:
Operations and maintenance
Affiliate	34	38	(4)
Nonaffiliate	27	21	6
Generation facilities rent	24	25	(1)
Depreciation and amortization	18	16	2
Total operating expenses	103	100	3
Operating income (loss)	314	(16)	330
Other expense (income), net
Affiliate	(1)	1	(2)
Nonaffiliate	—	1	(1)
Reorganization items, net	—	(2)	2
Net Income (Loss)	$315	$(16)	$331

Our capacity factor (average percentage of full capacity used over a specific period) for the three months ended March 31, 2006 and 2005, was 35% and 38%, respectively. Our power generation volumes for the three months ended March 31, 2006 and 2005 (in gigawatt hours) were 4,081 and 4,439, respectively.

Gross Margin

Our gross margin increased by $333 million for the three months ended March 31, 2006, compared to the same period for 2005. The following table details gross margin by realized and unrealized margin for the three months ended March 31, 2006 and 2005 (in millions):

Three months ended March 31,	Realized	Unrealized	Total
2006	$191	$226	$417
2005	140	(56)	84
Increase	$51	$282	$333

The increase in gross margin is detailed as follows (in millions):

	For the Three Months Ended March 31,
	2006	2005	Increase/ (Decrease)
Energy(1)	$137	$145	$(8)
Contracted and capacity(2)	3	6	(3)
Incremental realized value of hedges(3)	40	(30)	70
Unrealized gains/(losses)(4)	226	(56)	282
Other(5)	11	19	(8)
Total	$417	$84	$333

(1)          Energy includes gross margin from the generation of electricity, emissions allowances sales and purchases, fuel sales and steam sales.

(2)          Contracted and capacity relates to revenue received through installed capacity mechanisms.

(3)          Incremental realized value of hedges reflects the actual margin upon the settlement of our power and fuel hedging contracts.

(4)          Unrealized gains/losses reflect the unrealized portion of our derivative hedging contracts.

(5)          Other includes revenues from ancillary services.

Our gross margin increased by $333 million primarily due to the following:

•       an increase of $70 million in incremental realized value of hedges primarily related to the settlement of power hedging contracts at higher than market prices; and

•       an increase of $282 million related to unrealized gains from hedging activities of $226 million for the three month period ending March 31, 2006, primarily due to declining forward prices. Unrealized losses from hedging activities were $56 million for the same period in 2005 primarily due to increasing power prices.

Operating Expenses

Our operating expenses increased by $3 million for the three months ended March 31, 2006, compared to the same period in 2005 primarily related to higher maintenance of approximately $4 million on one of our generating facilities.

Financial Condition

Cash Flows

Operating Activities.   Cash provided by operating activities increased by $60 million for the three months ended March 31, 2006, compared to the same period in 2005. The change is detailed as follows (in millions):

	For the Three Months Ended
	March 31,
	2006	2005	Increase
Cash provided by operating activities excluding working capital and other assets and liabilities	$107	$56	$51
Cash provided by working capital and other assets and liabilities	31	22	9
Net cash provided by operating activities	$138	$78	$60

Net cash provided by operating activities, excluding the effects of working capital, increased $51 million for the three months ended March 31, 2006, compared to the same period in 2005 primarily due to an increase in realized gross margin excluding unrealized gains and losses on derivative financial instruments.

During the three months ended March 31, 2006, changes in operating assets and liabilities provided $31 million in cash. Our largest sources of working capital were the return of $56 million of cash collateral that was held by the lease trustee and a favorable change in prepaid rent of $24 million. Our largest uses of working capital were unfavorable changes in materials, fuel stock and emissions allowances of $24 million and affiliate receivables of $25 million.

During the three months ended March 31, 2005, changes in operating assets and liabilities provided $22 million in cash. Our largest sources of working capital were a favorable change in prepaid rent of $25 million, other assets of $9 million and materials, fuel stock and emissions allowances of $7 million. Our largest use of working capital was an unfavorable change of $21 million in affiliate accounts receivable.

Investing Activities.   Net cash used in investing activities was $16 million for the three months ended March 31, 2006, compared to $17 million of cash used for the same period in 2005. The decrease is a result of lower capital expenditures.

Financing Activities.   Net cash used in financing activities for the three months ended March 31, 2006, was $321 million compared to $1 million for the same period in 2005. The increase is due to the distribution to members of $320 million in 2006.

Other Developments

Environmental Regulation

Maryland Healthy Air Act.   In April 2006, the Governor of Maryland signed into law the Healthy Air Act, which requires more significant reductions in emissions of nitrogen oxide (“NOx”), sulfur dioxide (“SO2”) and mercury than the recently finalized federal Clean Air Interstate Rule (“CAIR”) and Clean Air Mercury Rule (“CAMR”). The Act also accelerates the timeframe for such reductions beyond what is required by CAIR and CAMR and eliminates the ability to use allowances to attain compliance for NOx, SO2 and mercury. The law requires that Maryland join the Regional Greenhouse Gas Initiative (“RGGI”) in 2007, subject to completion of a study of the costs and benefits of such participation. Participation in the RGGI would require reductions in carbon dioxide emissions beginning in 2009, but we can use allowances to attain compliance.

The Maryland Department of the Environment (the “MDE”), will be issuing the regulations that will implement the Healthy Air Act in several phases. The first phase of regulations has been proposed and addresses NOx, SO2 and mercury.

This legislation affects our Chalk Point, Dickerson and Morgantown facilities and we are currently assessing our options for compliance and their financial impacts. We may need to request additional time to comply, which is provided for in the legislation. Because the law limits our ability to use emissions allowances to comply, we will be required to increase substantially our capital expenditures in order to remediate our units. We anticipate that the capital expenditures required to achieve compliance will be approximately $1 billion from 2006 through 2011. We currently expect that cash flows from operations will be sufficient to fund our capital expenditures.

Faulkner Ash Storage Zoning Matter

On April 11, 2006, at a public hearing, the Board of Zoning Appeals for Charles County, Maryland ruled on Mirant MD Ash Management LLC’s application to extend the Special Exception for the Faulkner Ash Storage Site for an additional five years. The Board approved a three-year extension with new conditions. The Board has not yet issued its written ruling, but we understand the conditions imposed will include a requirement to reduce ash transported to and stored on the site by a minimum of 10% per year. We expect the written Special Exception with the new conditions to be issued within 30 days of the hearing. The economic impact of this requirement is not known at this time.

Critical Accounting Policies and Estimates

The accounting policies described below are considered critical to obtaining an understanding of our unaudited condensed consolidated and combined financial statements because their application requires significant estimates and judgments by management in preparing our unaudited condensed consolidated and combined financial statements. Management’s estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. It is our view that the following critical accounting policies and the underlying estimates and judgments involve a higher degree of complexity than others do. We discussed the selection of and application of these accounting policies with our Board of Managers and our independent auditors.

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

Pursuant to Statement of Financial Accounting Standards Board (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), derivative contracts are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings unless they qualify for a scope exception. The fair value of such contracts is included in price risk management assets and liabilities-affiliate and nonaffiliate in our unaudited condensed consolidated balance sheets. A limited number of transactions do not meet the definition of a derivative or are considered normal purchases or normal sales, a permissible scope exception under SFAS No. 133. Thus, such transactions qualify for the use of accrual accounting.

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

The fair value of price risk management assets and liabilities-affiliate and nonaffiliate in our unaudited condensed consolidated balance sheets also are impacted by our assumptions as to interest rate, counterparty credit risk and liquidity risk. The nominal value of the contracts is discounted using a forward interest rate curve based on the London InterBank Offered Rate (“LIBOR”). In addition, the fair value of our derivative contracts is reduced to reflect the estimated risk of default of counterparties on their contractual obligations to us.

The amounts recorded as revenues-affiliate and nonaffiliate and as cost of fuel, electricity and other products-affiliate and nonaffiliate change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting under SFAS No. 133, our financial statements, including gross margin, operating income and balance sheet ratios are, at times, volatile and subject to fluctuations in value primarily due to changes in energy and fuel prices.

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

Asset Retirement Obligations

We account for asset retirement obligations under SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”) and under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). SFAS No. 143 requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. FIN 47 expanded on SFAS No. 143 to include conditional asset retirement obligations that should be recorded when estimable. Upon initial recognition of a liability for an asset retirement obligation, the Company capitalizes an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. The liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Asset retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 and FIN 47 are those obligations for which a requirement exists under enacted laws, statutes and written or oral contractions, including obligations arising under the doctrine of promissory estoppel.

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

We performed our annual evaluation for goodwill impairment at October 31, 2005, based on the Company’s most recent business plan and market data from independent sources. The annual evaluation of goodwill indicated that there was no impairment in 2005.

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

Revenue Recognition

The Company recognizes affiliate and nonaffiliate revenue when electric power is delivered to an affiliate or customer pursuant to contractual commitments that specify volume, price and delivery requirements and collection of such revenue is probable. Some affiliate sales of energy are based on economic dispatch, or ‘as-ordered’ by PJM, based on member participation agreements, but without an underlying contractual commitment. Independent system operator (“ISO”) revenues and revenues for sales of energy based on economic dispatch are recorded on the basis of megawatt hour (“MWh”) delivered, at the relevant day-ahead or real-time prices. The Company also recognizes affiliate revenue when ancillary services have been performed and collection of such revenue is probable

Litigation

We are currently involved in certain legal proceedings. These legal proceedings are discussed in Part II Item 1. “Legal Proceedings” and Note G to the unaudited condensed consolidated and combined financial statements contained elsewhere in this report. We estimate the range of liability through discussions with legal counsel and analysis of applicable case law and legal precedents. When a loss is considered probable, we record our best estimate of the loss, if estimable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks associated with changes in commodity prices. We are also exposed to counterparty credit risk. We are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” for a discussion of the accounting treatment for our price risk management activities and see Note E to the unaudited condensed consolidated and combined financial statements for detail of our price risk management assets and liabilities.

For a further discussion of market risks, our risk management policy and our use of Value at Risk to measure some of these risks, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2006. Based upon this assessment, our management concluded that, as of March 31, 2006, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART II

Item 1.                        Legal Proceedings

The descriptions below update and should be read in conjunction with the complete descriptions in the section titled “Legal Proceedings” in the Company’s Form 10-K for the period ended December 31, 2005.

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”), including the Company and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). As of March 31, 2006, approximately 21.4 million of the shares of Mirant common stock to be distributed under the Plan of Reorganization (the “Plan”) that became effective for Mirant, the Company and certain of the other Mirant Debtors on January 3, 2006, have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved, including any claims resulting from the rejection of certain contracts with Potomac Electric Power Company (“PEPCO”), as described in the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, in PEPCO Litigation. Under the terms of the Plan, to the extent such claims are resolved now that the Company has emerged from bankruptcy, the claimants will be paid from the reserve of 21.4 million shares on the same basis as if they had been paid out when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims.

Environmental Matters

Mirant Potomac River Notice of Violation.   On September 10, 2003, the Virginia Department of Environmental Quality (“Virginia DEQ”) issued a Notice of Violation (“NOV”) to Mirant Potomac River, LLC (“Mirant Potomac River”) alleging that it violated its Virginia Stationary Source Permit to Operate by emitting NOx in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap is unenforceable, noting that it can comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the Environmental Protection Agency (the “EPA”) issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, the Company, the Virginia DEQ, the MDE, the United States Department of Justice (“DOJ”) and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree requires Mirant Potomac River and the Company to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by the Company in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at the Company’s Morgantown Units 1 and 2 in 2007 and 2008, the Original Consent Decree does not obligate the Company to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, the Company may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree is subject to the approval of the district court and the Bankruptcy Court. As described below, the Original Consent Decree has not yet been approved and the parties have filed an amended proposed consent decree.

The owners/lessors under the lease-financing transactions covering the Morgantown and Dickerson plants (the “Owners/Lessors”) objected to the Original Consent Decree in the Bankruptcy Court and filed a motion to intervene in the district court action. As part of a resolution of disputed matters in the Chapter 11 proceedings, the Owners/Lessors agreed not to object to the Original Consent Decree, subject to certain terms set forth in the Plan and the order entered by the Bankruptcy Court on December 9, 2005 approving the Plan.

On July 22, 2005, the district court granted a motion filed by the City of Alexandria seeking to intervene in the district court action, although the district court imposed certain limitations on the City of Alexandria’s participation in the proceedings. On September 23, 2005, the City of Alexandria filed a motion seeking authority to file an amended complaint in the action seeking injunctive relief and civil penalties under the Clean Air Act for alleged violations by Mirant Potomac River of its Virginia Stationary Source Permit To Operate and the State of Virginia’s State Implementation Plan. Based upon a computer modeling, the City of Alexandria asserted that emissions from the Potomac River plant cause or contribute to exceedances of national ambient air quality standards (“NAAQS”) for SO2, nitrogen dioxide (“NO2”) and particulate matter. The City of Alexandria also contended based on its modeling analysis that the plant’s emissions of hydrogen chloride and hydrogen fluoride exceed Virginia state standards. Mirant Potomac River disputes the City of Alexandria’s allegations that it has violated the Clean Air Act and Virginia law. On December 2, 2005, the district court denied the City of Alexandria’s motion seeking to file an amended complaint.

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point, LLC entered into an amended consent decree (the “Amended Consent Decree”) to be filed for approval with the United States District Court for the Eastern District of Virginia that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The district court and the Bankruptcy Court must approve the Amended Consent Decree for it to become effective. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which the Company leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if the Company rejects or otherwise loses one more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, the Company, Mirant Chalk Point and/or Mirant Potomac will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires the Company, Mirant Chalk Point and/or Mirant Potomac to install an alternative suite of environmental controls at the plants they continue to own.

On April 26, 2006, the Company and the MDE entered into an agreement to allow the Company to implement the consent decree with respect to the Morgantown plant, if the consent decree receives the necessary approvals. Under the agreement, the Company agreed to certain ammonia and particulate matter emissions limits and to submit testing results to the MDE.

There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 1A.                Risk Factors

There have been no material changes in risk factors since those reported in Mirant Mid-Atlantic’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6.        Exhibits(a)        Exhibits.

Exhibit No.	Exhibit Name
2.1*	Amended and Restated Joint Chapter 11 Plan of Reorganization for Registrant and its Affiliated Debtors (Designated on Form 8-K filed December 15, 2005 as Exhibit 2.1)
10.1*

Power Sale, Fuel Supply and Services Agreement dated as of January 3, 2006 between Mirant Mid-Atlantic, LLC and Mirant Americas Energy Services, LP (Designated on Form 10-K for the year ended December 31, 2005 as Exhibit 10.17)

10.2*

Power Sale, Fuel Supply and Services Agreement dated as of January 3, 2006 between Mirant Americas Energy Marketing, LP and Mirant Chalk Point, LLC (Designated on Form 10-K for the year ended December 31, 2005 as Exhibit 10.18)

10.3*

Power Sale, Fuel Supply and Services Agreement dated January 3, 2006 between Mirant Americas Energy Marketing, LP and Mirant Potomac River, LLC (Designated on Form 10-K for the year ended December 31, 2005 as Exhibit 10.19)

10.4*	Administrative Services Agreement dated as of January 3, 2006 between Mirant Mid-Atlantic, LLC and Mirant Services, LLC (Designated on Form 10-K for the year ended December 31, 2005 as Exhibit 10.20)
10.5	Form of Employment Agreement dated January 3, 2006 between Mirant Corporation, Mirant Services LLC and Robert E. Driscoll
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

*       Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of May, 2006.

MIRANT MID-ATLANTIC, LLC
By:	/s/ THOMAS E. LEGRO
Thomas E. Legro
Vice President and Controller (Principal Accounting Officer)