Form 10-Q
period 2006-06-30
MIRANT MID ATLANTIC LLC
filed 2006-08-11
CIK 1138258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

We undertake no obligation to update publicly or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

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

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
JUNE 30, 2006, CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
and
JUNE 30, 2005, CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Operating revenues—affiliate	$338	$288	$890	$511
Operating revenues—nonaffiliate	28	—	55	—
Total operating revenues	366	288	945	511
Cost of fuel, electricity and other products—affiliate	109	99	221	196
Cost of fuel, electricity and other products—nonaffiliate	19	21	69	63
Total cost of fuel, electricity and other products	128	120	290	259
Gross Margin	238	168	655	252
Operating Expenses:
Operations and maintenance—affiliate, including restructuring charges	35	35	69	73
Operations and maintenance—nonaffiliate	29	27	56	48
Generation facilities rent	24	26	48	51
Depreciation and amortization	18	15	36	31
Gain on sale of assets, net	(5)	—	(5)	—
Total operating expenses	101	103	204	203
Operating Income	137	65	451	49
Other Expense (Income), net:
Interest expense—affiliate	—	1	—	2
Interest expense—nonaffiliate	1	1	2	2
Interest income—affiliate	(1)	—	(2)	—
Interest income—nonaffiliate	(1)	—	(2)	—
Other, net	(1)	—	(1)	—
Total other expense (income), net	(2)	2	(3)	4
Income Before Reorganization Items	139	63	454	45
Reorganization items, net	—	2	—	—
Net Income	$139	$61	$454	$45

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30, 2006	At December 31, 2005
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$72	$276
Receivables:
Affiliate	54	51
Nonaffiliate	3	1
Notes receivable from affiliate	—	124
Price risk management assets—affiliate	97	—
Price risk management assets—nonaffiliate	14	—
Fuel stock and emissions allowances	139	78
Materials and supplies	31	30
Prepaid rent	96	96
Funds on deposit	—	56
Assets held for sale	—	7
Other current assets	4	19
Total current assets	510	738
Property, Plant and Equipment, net	1,440	1,408
Noncurrent Assets:
Goodwill, net	799	799
Price risk management assets—affiliate	15	26
Price risk management assets—nonaffiliate	41	—
Other intangible assets, net	158	161
Prepaid rent	220	208
Other noncurrent assets	1	1
Total noncurrent assets	1,234	1,195
Total Assets	$3,184	$3,341
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3	$3
Accounts payable and accrued liabilities	28	28
Payable to affiliate	15	21
Price risk management liabilities—affiliate	—	184
Total current liabilities	46	236
Noncurrent Liabilities:
Long-term debt	32	33
Asset retirement obligations	9	9
Other long-term liabilities	—	1
Total noncurrent liabilities	41	43
Commitments and Contingencies
Equity:
Member’s interest	3,311	3,270
Preferred stock in affiliate	(214)	(208)
Total equity	3,097	3,062
Total Liabilities and Equity	$3,184	$3,341

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)
(in millions)

	Member’s Interest	Preferred Stock in Affiliate
Balance, December 31, 2005	$3,270	$(208)
Net income	454	—
Amortization of discount on preferred stock in affiliate	6	(6)
Capital contribution pursuant to the Plan of Reorganization	1	—
Distribution to member	(420)	—
Balance, June 30, 2006	$3,311	$(214)

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
JUNE 30, 2006, CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
and
JUNE 30, 2005, CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(in millions)
Cash Flows from Operating Activities:
Net income	$454	$45
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36	31
Non-cash charges for reorganization items	—	4
Unrealized gains on price risk management assets and liabilities	(325)	(10)
Gain on sale of assets	(5)	—
Changes in certain assets and liabilities:
Affiliate accounts receivable	(3)	(69)
Nonaffiliate accounts receivable	(2)	—
Prepaid rent	(12)	(17)
Materials, fuel stock and emissions allowances	(62)	14
Other assets	71	17
Accounts payable and accrued liabilities	(14)	3
Payables to affiliate	(6)	11
Total adjustments	(322)	(16)
Net cash provided by operating activities	132	29
Cash Flows from Investing Activities:
Capital expenditures	(51)	(40)
Repayment on notes receivable from affiliate	124	—
Proceeds from sale of assets	12	—
Net cash provided by (used in) investing activities	85	(40)
Cash Flows from Financing Activities:
Repayment of long-term debt	(1)	(1)
Distribution to member	(420)	—
Net cash used in financing activities	(421)	(1)
Net Decrease in Cash and Cash Equivalents	(204)	(12)
Cash and Cash Equivalents, beginning of the period	276	299
Cash and Cash Equivalents, end of the period	$72	$287
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$3	$4
Financing Activity:
Capital contribution—non-cash	$1	$—

The accompanying notes are an integral part of these unaudited
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

Pursuant to the Plan of Reorganization (the “Plan”) that was approved in conjunction with Mirant’s emergence from bankruptcy, as of December 31, 2005, Mirant Mid-Atlantic is a direct wholly-owned subsidiary of Mirant North America, LLC (“Mirant North America”), a newly organized holding company subsidiary of Mirant Americas Generation. The Company began operations on December 19, 2000, in conjunction with its acquisition of generating facilities and other related assets from Pepco. Mirant previously assigned its rights and obligations under its acquisition agreement to the Company, the Company’s subsidiaries, and certain of the Company’s affiliates.

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

Historically, Mirant Potomac River, LLC (“Mirant Potomac River”) and Mirant Peaker, LLC (“Mirant Peaker”) were affiliates of Mirant Mid-Atlantic. Pursuant to the Plan, Mirant contributed its interest in Mirant Potomac River and Mirant Peaker to Mirant Mid-Atlantic in December 2005. The contributed subsidiaries were under the common control of Mirant and are collectively referred to as the “Contributed Subsidiaries.” Mirant’s contribution of the Contributed Subsidiaries resulted in a change in the Mirant Mid-Atlantic reporting entity under Accounting Principles Board Opinion No. 20, “Accounting Changes,” which was replaced by Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” and accordingly the Company has restated the financial statements for all prior periods to reflect the financial information of the new reporting entity.

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

Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements of Mirant Mid-Atlantic and its wholly-owned subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the combined and consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying unaudited condensed consolidated and combined financial statements include the accounts of Mirant Mid-Atlantic, its wholly-owned subsidiaries and the Contributed Subsidiaries and have been prepared from records maintained by Mirant Mid-Atlantic, its subsidiaries and the Contributed Subsidiaries. All significant intercompany accounts and transactions have been eliminated in preparing the condensed consolidated and combined financial statements.

Recently Adopted Accounting Standard

In September 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”), which requires companies to account for certain purchases and sales of inventory with the same counterparty as a single transaction. The Company adopted EITF 04-13 on April 1, 2006. The adoption of EITF 04-13 did not have a material impact on the Company’s statements of operations, financial position or cash flows during the quarter.

New Accounting Standards Not Yet Adopted

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event beginning in the first fiscal year after September 15, 2006. At the date of adoption, any difference between the total carrying amount of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative effect adjustment to beginning retained earnings. The Company will adopt SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS No. 156”), which requires all separately recognized servicing assets and servicing liabilities to be measured initially at fair value and permits, but does not require, an entity to measure subsequently those servicing assets or liabilities at fair value. SFAS No. 156 is effective at the beginning of the first fiscal year after September 15, 2006. The Company will adopt SFAS No. 156 on January 1, 2007. All requirements for recognition and initial measurement of servicing assets and servicing liabilities will be applied prospectively to transactions occurring after the adoption of this statement. The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation (“FIN”) 46R-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46R” (“FSP FIN 46R-6”). The variability that is considered in applying FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”) affects the determination of whether an entity is a variable interest entity (“VIE”), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. According to FSP FIN 46R-6, the variability to be considered should be based on the nature of the risks of the entity and the purpose for which the entity was created. The guidance in FSP FIN 46R-6 is applicable prospectively to an entity at the time a company first becomes involved with such entity and is applicable to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred beginning with the first reporting period after June 15, 2006. Retrospective application to the date of the initial application of FIN 46R is permitted but not required. The Company adopted FSP FIN 46R-6 on July 1, 2006, on a prospective basis. Upon adoption there was no impact on the Company’s statements of operations, financial position or cash flows.

B.    Bankruptcy Related Disclosures

Mirant’s Plan was confirmed by the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) on December 9, 2005, and Mirant and the Company emerged from bankruptcy on January 3, 2006. For financial statement presentation purposes, Mirant and the Company recorded the effects of the Plan at December 31, 2005.

Reorganization Items, net

For the three months ended June 30, 2005, reorganization items, net were $2 million and represented expense or income amounts that were recorded in the financial statements as a result of the bankruptcy proceedings.

C.    Change in Reporting Entity

As discussed in Note A, pursuant to the Plan, Mirant contributed its interest in the Contributed Subsidiaries to the Company resulting in a change in the Mirant Mid-Atlantic reporting entity at December 31, 2005.

The following tables and discussion summarize the effects of the Contributed Subsidiaries on the previously reported Mirant Mid-Atlantic unaudited condensed combined statements of operations for the three and six months ended June 30, 2005 (in millions):

	Three Months Ended June 30, 2005
	As Previously Reported	Adjustments	Combined
Operating revenues—affiliate	$255	$33	$288
Cost of fuel, electricity and other products—affiliate	79	20	99
Cost of fuel, electricity and other products—nonaffiliate	22	(1)	21
Total cost of fuel, electricity and other products	101	19	120
Gross Margin	154	14	168
Operating Expenses:
Operations and maintenance—affiliate	29	6	35
Operations and maintenance—nonaffiliate	21	6	27
Generation facilities rent	26	—	26
Depreciation and amortization	12	3	15
Total operating expenses	88	15	103
Operating Income (Loss)	66	(1)	65
Other Expense:
Interest expense—affiliate	2	(1)	1
Interest expense—nonaffiliate	—	1	1
Other, net	(1)	1	—
Total other expense	1	1	2
Income (Loss) before Reorganization Items	65	(2)	63
Reorganization items, net	1	1	2
Net Income (Loss)	$64	$(3)	$61

	Six Months Ended June 30, 2005
	As Previously Reported	Adjustments	Combined
Operating revenues—affiliate	$438	$73	$511
Cost of fuel, electricity and other products—affiliate	158	38	196
Cost of fuel, electricity and other products—nonaffiliate	61	2	63
Total cost of fuel, electricity and other products	219	40	259
Gross Margin	219	33	252
Operating Expenses:
Operations and maintenance—affiliate, including restructuring	59	14	73
Operations and maintenance—nonaffiliate	39	9	48
Generation facilities rent	51	—	51
Depreciation and amortization	24	7	31
Total operating expenses	173	30	203
Operating Income	46	3	49
Other Expense:
Interest expense—affiliate	3	(1)	2
Interest expense—nonaffiliate	—	2	2
Other, net	(1)	1	—
Total other expense	2	2	4
Net Income	$44	$1	$45

The Contributed Subsidiaries were party to services agreements with Mirant Americas Energy Marketing. As a result, operating revenues-affiliate and cost of fuel, electricity and other products-affiliate reflect the additional sales and purchase transactions between the Contributed Subsidiaries and Mirant Americas Energy Marketing.

The following table summarizes the effects of the Contributed Subsidiaries on the previously reported Mirant Mid-Atlantic unaudited condensed combined statements of cash flows for the six months ended June 30, 2005 (in millions):

	As Previously Reported	Adjustments	Combined
Cash Flows from Operating Activities:
Net income	$44	$1	$45
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24	7	31
Non-cash charges for reorganization items	4	—	4
Unrealized gains on price risk management assets
and liabilities	(9)	(1)	(10)
Changes in certain assets and liabilities:
Affiliate accounts receivable	(63)	(6)	(69)
Prepaid rent	(17)	—	(17)
Materials, fuel stock and emissions allowances	19	(5)	14
Other assets	15	2	17
Accounts payable and accrued liabilities	3	—	3
Payables to affiliate	9	2	11
Accrued taxes, nonaffiliate	(1)	1	—
Total adjustments	(16)	—	(16)
Net cash provided by operating activities	28	1	29
Cash Flows from Investing Activities:
Capital expenditures	(30)	(10)	(40)
Net cash used in investing activities	(30)	(10)	(40)
Cash Flows from Financing Activities:
Repayment of long-term debt	—	(1)	(1)
Net cash used in financing activities	—	(1)	(1)
Net Decrease in Cash and Cash Equivalents	(2)	(10)	(12)
Cash and Cash Equivalents, beginning of the period	247	52	299
Cash and Cash Equivalents, end of the period	$245	$42	$287

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

As of February 1, 2006, the energy marketing operations historically conducted by Mirant Americas Energy Marketing are being performed by Mirant Energy Trading. Pursuant to the Plan, Mirant contributed its interest in the trading and marketing operations conducted by Mirant Americas Energy Marketing to Mirant Energy Trading. The remaining assets and liabilities of Mirant Americas Energy Marketing were transferred to a trust that is not affiliated with Mirant on January 31, 2006.

Management, Personnel and Services Agreement with Mirant Services

Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services’ direct costs of providing such services. The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying unaudited condensed consolidated and combined statements of operations for the three and six months ended June 30, 2006 and 2005 as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cost of fuel, electricity and other products—affiliate	$2	$3	$3	$4
Operations and maintenance expense—affiliate	19	20	37	39
Total	$21	$23	$40	$43

Services Agreements with Mirant Energy Trading

The Company receives services from Mirant Energy Trading, which include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. For the six months ended June 30, 2005, these services were received from Mirant Americas Energy Marketing. Amounts due to Mirant Energy Trading and due from Mirant Energy Trading under the Services Agreements are recorded as a net payable to affiliate or accounts receivable—affiliate because of the Company’s legal right of offset. Substantially all energy marketing costs are allocated to Mirant’s operating subsidiaries. For the three and six months ended June 30, 2006, the Company incurred approximately $5 million and $9 million, respectively, in costs under these agreements, compared to $6 million and $12 million for the same periods in 2005. These costs are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated and combined statements of operations.

For the period from January 1, 2006, to January 31, 2006, the Company continued to receive these services from Mirant Americas Energy Marketing under a newly executed agreement that was transferred to Mirant Energy Trading on January 31, 2006.

Administration Arrangements with Mirant Services

Substantially all of Mirant’s corporate overhead costs are allocated to Mirant’s operating subsidiaries. For the three and six months ended June 30, 2006, the Company incurred approximately $11 million and $23 million, respectively, in costs under these arrangements, compared to $9 million and $22 million, respectively, for the same periods in 2005. These costs are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated and combined statements of operations.

Notes Receivable from Affiliate

At December 31, 2005, the Company had current notes receivable from Mirant Americas Energy Marketing of $124 million related to the intercompany cash management program. This amount was repaid in full on June 5, 2006. For the three and six months ended June 30, 2006, the Company recognized $1 million and $2 million, respectively, in interest income—affiliate recorded in the accompanying condensed consolidated and combined statements of operations.

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

Purchased Emissions Allowances

The Company purchases emissions allowances from Mirant Energy Trading at Mirant Energy Trading’s original cost to purchase the emissions allowances. Where allowances have been purchased by Mirant Energy Trading from a Mirant affiliate, the price paid by Mirant Energy Trading is determined by market indices. For the six months ended June 30, 2006, the Company purchased $118 million of emissions allowances from Mirant Energy Trading. For the six months ended June 30, 2005, the Company purchased $6 million of emissions allowances from Mirant Americas Energy Marketing. For the six months ended June 30, 2005, the Company sold allowances to Mirant Americas Energy Marketing for $5 million. The allowances had a book value of $4 million. Emissions allowances purchased from Mirant Energy Trading or Mirant Americas Energy Marketing that were utilized in the three and six months ended June 30, 2006, were $27 million and $42 million, respectively, compared to $16 million and $29 million for the same periods in 2005, and are recorded in cost of fuel, electricity and other products—affiliate in the accompanying unaudited condensed consolidated and combined statements of operations. Amounts expensed as a result of writing down emissions allowances to the lower of cost or market were $17 million and $23 million, respectively, for the three and six months ended June 30, 2006, compared to $4 million for the same periods in 2005. As of June 30, 2006, the Company had emissions allowances purchased from Mirant Energy Trading of $68 million, which are recorded in fuel stock and emissions allowances in the accompanying unaudited condensed consolidated balance sheets.

Preferred Stock in Mirant Americas

For the six months ended June 30, 2006, the Company recorded $6 million in Preferred Stock in affiliate and Member’s Interest in the unaudited condensed consolidated balance sheet related to the amortization of the discount on the preferred stock in Mirant Americas, Inc. (“Mirant Americas”).

E.    Price Risk Management Assets and Liabilities

The fair values of Mirant Mid-Atlantic’s price risk management assets—affiliate and nonaffiliate, net of credit reserves, at June 30, 2006, are included in the following table (in millions):

	Current Assets	Noncurrent Assets	Net Fair Value
Electricity	$98	$50	$148
Coal/other	13	6	19
Total	$111	$56	$167

Of the $167 million net fair value asset at June 30, 2006, a net price risk management asset of $64 million relates to the remainder of 2006, a net price risk management asset of $73 million relates to 2007 and a net price risk management asset of $30 million relates to periods thereafter. The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at June 30, 2006, was approximately 15 months. The net notional amount of the price risk management assets at June 30, 2006, was a net short position of approximately 26 million equivalent megawatt hours.

In January 2006, the Company entered into financial swap transactions with a counterparty, the effect of which was to hedge the Company’s expected on-peak coal fired generation by approximately 80%, 50% and 50% for 2007, 2008 and 2009, respectively.

The following table provides a summary of the factors impacting the change in net fair value of the price risk management asset and liability accounts for the six months ended June 30, 2006 (in millions):

Asset Management
Net fair value of portfolio at December 31, 2005	$(158)
Gains recognized in the period, net	251
Contracts settled during the period, net	74
Net fair value of portfolio at June 30, 2006	$167

F.    Assets Held for Sale

No assets were held for sale as of June 30, 2006. Assets held for sale as of December 31, 2005, included $7 million related to the Mirant Service Center building and accompanying land. The sale of the Mirant Service Center closed on June 30, 2006, and the Company recognized a gain of approximately $6 million.

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

Chapter 11 Proceedings

On July 14, 2003 (the “Petition Date”), and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”), including the Company and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Most of the material claims filed against the Mirant Debtors’ estates were disallowed or were resolved and became “allowed” claims before confirmation of the Plan that became effective for Mirant, the Company and most of the Mirant Debtors on January 3, 2006. Mirant, as the distribution agent under the Plan, has made distributions pursuant to the terms of the Plan on those allowed claims. Some claims, however, remain unresolved.

As of June 30, 2006, approximately 21.3 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. A settlement entered into on May 30, 2006, among Pepco, Mirant, MC 2005, LLC f/k/a Mirant Corporation (“Old Mirant”), and various subsidiaries of Mirant, including the Company and its subsidiaries, if approved by final order in the Chapter 11 proceedings, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Under the terms of the Plan, to the extent other such unresolved claims are resolved now that the Company has emerged from bankruptcy, the claimants will be paid from the reserved shares on the same basis as if they had been paid when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims.

Pepco Litigation

In 2000, Mirant purchased power generating facilities and other assets from Pepco, including certain power purchase agreements (“PPAs”) between Pepco and third parties. Under the terms of the Asset Purchase and Sale Agreement (“APSA”), Mirant and Pepco entered into a contractual agreement (the “Back-to-Back Agreement”) with respect to certain PPAs, including Pepco’s long-term PPA with Panda-Brandywine L.P. (“Panda”), under which (1) Pepco agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements and (2) Mirant agreed to pay Pepco each month all amounts due from Pepco to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda PPA runs until 2021, and the Back-to-Back Agreement does not expire until all obligations have been performed under the Panda PPA. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from Pepco at prices that typically are higher than the market prices for power.

Mirant assigned its rights and obligations under the Back-to-Back Agreement to Mirant Americas Energy Marketing. In the Chapter 11 cases of the Mirant Debtors, Pepco asserted that an Assignment and Assumption Agreement dated December 19, 2000, that includes as parties Pepco, the Company and various of its subsidiaries causes the Company and its subsidiaries that are parties to the agreement to be jointly and severally liable to Pepco for various obligations, including the obligations under the Back-to-Back Agreement. The Mirant Debtors have sought to reject the APSA, the Back-to-Back Agreement, and the Assignment and Assumption Agreement, and the rejection motions have not been resolved. Under the Plan, the obligations of the Mirant Debtors under the APSA (including any other agreements executed pursuant to the terms of the APSA and found by a final court order to be part of the APSA), the Back-to-Back Agreement, and the Assignment and Assumption Agreement are to be performed by Mirant Power Purchase, LLC (“Mirant Power Purchase”), whose performance is guaranteed by Mirant. If any of the agreements is successfully rejected, the obligations of Mirant Power Purchase and Mirant’s guarantee obligations terminate with respect to that agreement, and Pepco would be entitled to a claim in the

Chapter 11 proceedings for any resulting damages. That claim would then be addressed under the terms of the Plan. If the Bankruptcy Court were to conclude that the Assignment and Assumption Agreement imposed liability upon the Company and its subsidiaries for the obligations under the Back-to-Back Agreement and the Back-to-Back Agreement were to be rejected, the resulting rejection damages claim could result in a claim in the Chapter 11 proceedings against the Company and its subsidiaries but any such claim would be reduced by the amount recovered by Pepco on its comparable claim against Mirant.

On May 30, 2006, Mirant, Mirant Power Purchase, Old Mirant, various subsidiaries of Mirant (including the Company and its subsidiaries), and a trust established pursuant to the Plan to which ownership of Old Mirant and Mirant Americas Energy Marketing was transferred (collectively the “Mirant Settling Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Pepco and various affiliates of Pepco (collectively the “Pepco Settling Parties”). Once it becomes effective, the Settlement Agreement will fully resolve the contract rejection motions that remain pending in the bankruptcy proceedings, as well as the other matters currently disputed between Pepco and Mirant and its subsidiaries. The Pepco Settling Parties and the Mirant Settling Parties will release each other from all claims known as of May 30, 2006, including the fraudulent transfer claims brought by Old Mirant and several of its subsidiaries against Pepco in July 2005. The Settlement Agreement will become effective once it has been approved by the Bankruptcy Court and that approval order has become a final order no longer subject to appeal. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but the period within which an appeal can be filed from that order has not expired, and the order has not yet become a final order.

Under the Settlement Agreement, Mirant Power Purchase will perform any remaining obligations under the APSA, and Mirant will guaranty its performance. The Back-to-Back Agreement will be rejected and terminated effective as of May 31, 2006, unless Mirant exercises an option given to it by the Settlement Agreement to have the Back-to-Back Agreement assumed under certain conditions as described below. If an appeal is filed from the Bankruptcy Court’s August 9, 2006, order approving the Settlement Agreement, the parties will continue to perform their obligations under the Back-to-Back Agreement until the appeal is resolved and the approval order has become a final order. Unless the Back-to-Back Agreement is assumed, Pepco will refund to Mirant Power Purchase all payments received under the Back-to-Back Agreement for energy, capacity or other services delivered after May 31, 2006, through the date the Settlement Agreement becomes effective.

With respect to the other agreements executed as part of the closing of the APSA (the “Ancillary Agreements”) and other agreements between Pepco and subsidiaries of Mirant, including the Company and its subsidiaries, the Mirant subsidiary that is a party to each agreement will assume the agreement and Mirant will guaranty that subsidiary’s performance. Mirant Power Purchase’s obligations under the APSA do not include any obligations related to the Ancillary Agreements. If the Back-to-Back Agreement is rejected pursuant to the terms of the Settlement Agreement, the Settlement Agreement provides that a future breach of the APSA or any Ancillary Agreement by a party to such agreement will not entitle the non-defaulting party to terminate, suspend performance under, or exercise any other right or remedy under or with respect to any of the remainder of such agreements. If, however, Mirant elects to have the Back-to-Back Agreement assumed and assigned to Mirant Power Purchase under the conditions set out in the Settlement Agreement, then the Settlement Agreement provides that nothing in its terms prejudices the argument currently being made by Pepco in the contract rejection proceedings that the APSA, the Back-to-Back Agreement, and the Ancillary Agreements constitute a single non-severable agreement, the material breach of which would entitle Pepco to suspend or terminate its performance thereunder, or any defense of Mirant and its subsidiaries to such an argument by Pepco.

The Settlement Agreement grants Pepco a claim against Old Mirant in Old Mirant’s bankruptcy proceedings that will result in Pepco receiving common stock of Mirant and cash having a value, after liquidation of the stock by Pepco, equal to $520 million, subject to certain adjustments. Upon the

Settlement Agreement becoming effective, Mirant will distribute up to 18 million shares of Mirant common stock to Pepco to satisfy its claim and Pepco will liquidate those shares. The shares are to be distributed to Pepco in two distributions, the first totaling 13.5 million shares and the second to be determined by Mirant after the Settlement Agreement becomes effective so as to produce upon liquidation total net proceeds from both share distributions as near to $520 million as possible, subject to the overall cap on the shares to be distributed of 18 million shares. If the net proceeds received by Pepco from the liquidation of the shares are less than $520 million, Mirant will pay Pepco cash equal to the difference. If the closing price of Mirant’s stock is less than $16.00 on four business days in a 20 consecutive business day period prior to any distribution of shares to Pepco on its claim, then Mirant can elect to have the Back-to-Back Agreement assumed and assigned to Mirant Power Purchase rather than rejecting it. If Mirant exercises this right to have the Back-to-Back Agreement assumed, then the $520 million is reduced to $70 million and Mirant Power Purchase would continue to perform the Back-to-Back Agreement through its expiration in 2021 with Mirant guaranteeing its performance. The Settlement Agreement allocates the $70 million to various claims asserted by Pepco that do not arise from the rejection of the Back-to-Back Agreement, including claims asserted under the Local Area Support Agreement between Pepco and Mirant Potomac River that are discussed below in Pepco Assertion of Breach of Local Area Support Agreement.

Environmental Matters

EPA Information Request.   In January 2001, the Environmental Protection Agency (the “EPA”) issued a request for information to Mirant concerning the air permitting and air emissions control implications under the EPA’s new source review regulations promulgated under the Federal Clean Air Act (the “Clean Air Act”) of past repair and maintenance activities at the Potomac River plant in Virginia and the Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company’s ownership and lease of those plants. Mirant has responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation associated with historical operations prior to the Company’s acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Company may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. If such violation is determined to have occurred after the Company acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Company would also be subject to fines and penalties by the state or federal government for the period subsequent to its acquisition or lease of the plant, the cost of which may be material.

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

On September 27, 2004, the Company, Mirant Potomac River, the Virginia DEQ, the Maryland Department of the Environment (the “MDE”), the United States Department of Justice (the “DOJ”) and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree requires Mirant Potomac River and the

Company to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by the Company in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at the Company’s Morgantown Units 1 and 2 in 2007 and 2008, the Original Consent Decree does not obligate the Company to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, the Company may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree is subject to the approval of the district court and the Bankruptcy Court. As described below, the Original Consent Decree has not yet been approved and the parties have filed an amended proposed consent decree.

The owners/lessors under the lease-financing transactions covering the Morgantown and Dickerson plants (the “Owners/Lessors”) objected to the Original Consent Decree in the Bankruptcy Court and filed a motion to intervene in the district court action. As part of a resolution of disputed matters in the Chapter 11 proceedings, the Owners/Lessors agreed not to object to the Original Consent Decree, subject to certain terms set forth in the Plan and the order entered by the Bankruptcy Court on December 9, 2005, approving the Plan.

On July 22, 2005, the district court granted a motion filed by the City of Alexandria seeking to intervene in the district court action, although the district court imposed certain limitations on the City of Alexandria’s participation in the proceedings. On September 23, 2005, the City of Alexandria filed a motion seeking authority to file an amended complaint in the action seeking injunctive relief and civil penalties under the Clean Air Act for alleged violations by Mirant Potomac River of its Virginia Stationary Source Permit to Operate and the State of Virginia’s State Implementation Plan. Based upon a computer modeling, the City of Alexandria asserted that emissions from the Potomac River plant cause or contribute to exceedances of national ambient air quality standards (“NAAQS”) for sulfur dioxide (“SO2”), nitrogen dioxide (“NO2”) and particulate matter. The City of Alexandria also contended based on its modeling analysis that the plant’s emissions of hydrogen chloride and hydrogen fluoride exceed Virginia state standards. Mirant Potomac River disputes the City of Alexandria’s allegations that it has violated the Clean Air Act and Virginia law. On December 2, 2005, the district court denied the City of Alexandria’s motion seeking to file an amended complaint.

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point, LLC (“Mirant Chalk Point”) entered into and filed for approval with the United States District Court for the Eastern District of Virginia an amended consent decree (the “Amended Consent Decree”) that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The district court and the Bankruptcy Court must approve the Amended Consent Decree for it to become effective. The Bankruptcy Court approved the Amended Consent Decree on June 1, 2006. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which the Company leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if the Company rejects or otherwise loses one or more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, the Company, Mirant Chalk Point and/or Mirant Potomac will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires the Company, Mirant Chalk Point and/or Mirant Potomac to install an alternative suite of environmental controls at the plants they continue to own.

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

On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to a directive from the Virginia DEQ. The decision to temporarily shut down the facility arose from findings of a study commissioned under the order by consent referred to above. The Virginia DEQ’s directive was based on results from the study’s computer modeling showing that air emissions from the facility have the potential to contribute to localized, modeled exceedances of the health-based NAAQS under certain conditions. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the Federal Energy Regulatory Commission (the “FERC”) and the Department of Energy (the “DOE”) to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to a shortage of electric energy, the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by PJM, during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The DOE advised that it would consider Mirant Potomac River’s plan in consultation with the EPA. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering the rehearing requests further. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires after September 30, 2006, but Mirant Potomac River expects it will be able to continue to operate these units after that expiration. In a letter received December 30, 2005, the EPA invited Mirant Potomac River and the Virginia DEQ to work with the EPA to ensure that Mirant Potomac River’s operating plan submitted to the DOE adequately addresses NAAQS issues. The EPA also asserts in its letter that Mirant Potomac River did not immediately undertake action as directed by the Virginia DEQ’s August 19, 2005, letter and failed to comply with the requirements of the Virginia State Implementation Plan established by that letter. Mirant Potomac River received a second letter from the EPA on December 30, 2005, requiring Mirant to provide certain requested information as part of an EPA investigation to determine the Clean Air Act compliance status of the Potomac River generating facility. On January 9, 2006, the FERC issued an order directing PJM and Pepco to file a long-term plan to maintain adequate reliability in the Washington D.C. area and surrounding region and a plan to provide adequate reliability pending implementation of this long-term plan. On February 8, 2006, PJM and Pepco filed their proposed reliability plans.

On June 1, 2006, Mirant Potomac River and the EPA executed an Administrative Compliance Order by Consent (the “ACO”) to resolve the EPA’s allegations that Mirant Potomac River violated the Clean Air Act by not immediately shutting down all units at the Potomac River facility upon receipt of the Virginia DEQ’s August 19, 2005, letter and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specifies certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits take into account whether one or both of the 230kV transmission lines serving Washington, D.C. are out of service; (ii) requires the operation of trona injection units to help reduce SO2 emissions; and (iii) requires Mirant Potomac River to undertake a model evaluation study to predict ambient air quality impacts from the facility’s operations. In accordance with the specified operating scenarios, the ACO permits the facility to operate using a daily predictive modeling protocol. This protocol allows the facility to schedule operations based on whether computer modeling predicts a NAAQS exceedance, based on weather and certain operating parameters. Additional precautions such as an alarm system and the installation of a total of six ambient SO2 monitors in various sites near the facility by July 31, 2006, will signal potential exceedances of the NAAQS. Mirant Potomac River reports data, including modeled and actual readings, to the EPA and the Virginia DEQ. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia. On July 27, 2006, Mirant Potomac River sent a letter to the EPA to request an extension of ten business days to install the sixth ambient SO2 monitor. Mirant Potomac River is operating the Potomac River facility in accordance with the ACO and, depending on weather conditions, has been able to operate all five units of the facility under the ACO.

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

Notice of Intent to Sue Regarding Chalk Point Emissions.   Mirant and Mirant Mid-Atlantic have received a letter dated June 15, 2006, from four environmental advocacy organizations providing notice that they intended to file suit alleging that Mirant Chalk Point had violated the opacity limits imposed by the permits for Chalk Point Unit 3 and Unit 4 during thousands of six minute time intervals between January 2002 and March 2006. The letter indicates that the organizations intend to file suit to enjoin the violations alleged, to obtain civil penalties for past noncompliance to the extent that liability for these violations was not discharged by the bankruptcy of Mirant Chalk Point, and to recover attorneys’ fees. On August 3, 2006, Mirant, Mirant Mid-Atlantic, and Mirant Chalk Point filed a complaint in the Bankruptcy Court seeking an injunction barring the four organizations from filing suit as threatened in the June 15, 2006, notice on the grounds that the notice and any claim for civil penalties or other monetary relief for alleged violations occurring before January 3, 2006, violated the discharge of claims and causes of action granted Mirant Chalk Point under the Plan.

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

On January 18, 2005, Mirant Potomac River and the Company filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint sought to overturn the actions taken by the City Council on December 18, 2004, changing the zoning status of Mirant Potomac River’s generating plant and approving revocation of the 1989 SUPs, on the grounds that those actions violated federal, state and city laws. The complaint asserted, among other things, that the actions taken by the City Council constituted unlawful spot zoning, were arbitrary and capricious, constituted an unlawful attempt by the City Council to regulate emissions from the plant, and violated Mirant Potomac River’s due process rights. Mirant Potomac River and the Company requested the court to enjoin the City of Alexandria and the City Council from taking any enforcement action against Mirant Potomac River or from requiring it to obtain a special use permit for the continued operation of its generating plant. On January 18, 2006, the court issued an oral ruling following a trial that the City of Alexandria acted unreasonably and arbitrarily in changing the zoning status of Mirant Potomac River’s generating plant and in revoking the 1989 SUPs. On February 24, 2006, the court entered judgment in favor of Mirant Potomac

River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant adopted December 18, 2004, to be invalid and vacating the City Council’s revocation of the 1989 SUPs. The City of Alexandria has filed notice seeking to appeal this judgment.

Pepco Assertion of Breach of Local Area Support Agreement

Following the shutdown of the Potomac River plant on August 24, 2005, Mirant Potomac River notified Pepco on August 30, 2005, that it considered the circumstances resulting in the shutdown of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000, between Pepco and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give Pepco several years advance notice of any indefinite or permanent shutdown of the plant and to pay all or a portion of certain costs incurred by Pepco for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. On September 13, 2005, Pepco notified Mirant Potomac River that it considers Mirant Potomac River’s shutdown of the plant to be a material breach of the Local Area Support Agreement that is not excused under the force majeure provisions of the agreement. Pepco contends that Mirant Potomac River’s actions entitle Pepco to recover as damages the cost of constructing additional transmission facilities. Pepco, on January 24, 2006, filed a notice of administrative claims asserting that Mirant Potomac River’s shutdown of the Potomac River plant causes Mirant Potomac River to be liable for the cost of such transmission facilities, which cost it estimates to be in excess of $70 million. Mirant Potomac River disputes Pepco’s interpretation of the agreement. The outcome of this matter cannot be determined at this time.

If it is approved by a final order of the Bankruptcy Court, the Settlement Agreement entered into on May 30, 2006, by the Mirant Settling Parties and the Pepco Settling Parties, will resolve all claims asserted by Pepco against Mirant Potomac River arising out of the suspension of operations of the Potomac River plant in August 2005. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but the period within which an appeal can be filed from that order has not expired, and the order has not yet become a final order. Under the Settlement Agreement, Pepco will release all claims it has asserted against Mirant Potomac River related to the shutdown of the plant in return for the claim Pepco receives in the Mirant bankruptcy proceeding.

Other Legal Matters

The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

H.    Income Taxes

The Company is not subject to U.S. income taxes. If the Company were to be allocated income taxes attributable to its operations, pro forma income tax expense attributable to income before tax is $54 million and $176 million for the three and six months ending June 30, 2006, respectively, compared to $24 million and $18 million for the same periods in 2005. The pro forma balance of the Company’s deferred income taxes is a net liability of $285 million as of June 30, 2006.

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

Our gross margin for the six months ended June 30, 2006, was $655 million. This amount included $325 million of unrealized gains from hedging activities primarily due to the decline in forward power prices from December 31, 2005, levels. The primary factors impacting the realized gross margin and cash flows of our operations are the prices for power, coal, oil and natural gas, which are driven largely by supply and demand. Demand for power varies regionally and seasonally due to, among other things, weather and general economic conditions.

Prior to 2006, we hedged a substantial portion of our baseload coal fired generation through over-the-counter transactions. As a result, we achieved a significant increase in our realized gross margin for the six months ended June 30, 2006, as compared to the same period in 2005 because our generation was hedged at higher gross margins for this period than for the same period in 2005. Our intermediate and peaking generation volumes generally were lower in the six months ended June 30, 2006, than in the same period of 2005, primarily due to mild weather and higher oil prices.

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

Results of Operations

Our operating revenues and expenses from affiliates and nonaffiliates aggregated by classification are as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
Gross Margin	$238	$168	$70	$655	$252	$403
Operating Expenses:
Operations and maintenance
Affiliate	35	35	—	69	73	(4)
Nonaffiliate	29	27	2	56	48	8
Generation facilities rent	24	26	(2)	48	51	(3)
Depreciation and amortization	18	15	3	36	31	5
Gain on sale of assets, net	(5)	—	(5)	(5)	—	(5)
Total operating expenses	101	103	(2)	204	203	1
Operating income	137	65	72	451	49	402
Other expense (income), net
Affiliate	(1)	1	(2)	(2)	2	(4)
Nonaffiliate	(1)	1	(2)	(1)	2	(3)
Reorganization items, net	—	2	(2)	—	—	—
Net Income	$139	$61	$78	$454	$45	$409

Our capacity factor (average percentage of full capacity used over a specific period) for the three and six months ended June 30, 2006, was 28% and 32%, respectively, compared to 31% and 35% for the same periods in 2005. Our power generation volumes for the three and six months ended June 30, 2006 (in gigawatt hours) were 3,236 and 7,319, respectively, compared to 3,603 and 8,042 for the same periods in 2005.

Gross Margin

Our gross margin increased by $70 million and $403 million, respectively, for the three and six months ended June 30, 2006, compared to the same periods for 2005. The following table details gross margin by realized and unrealized margin for the three and six months ended June 30, 2006 and 2005 (in millions):

Three Months Ended June 30,	Realized	Unrealized	Total
2006	$139	$99	$238
2005	102	66	168
Increase	$37	$33	$70

Six Months Ended June 30,	Realized	Unrealized	Total
2006	$330	$325	$655
2005	242	10	252
Increase	$88	$315	$403

The increase in gross margin is detailed as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
Energy(1)	$76	$105	$(29)	$213	$250	$(37)
Contracted and capacity(2)	10	21	(11)	24	46	(22)
Incremental realized value of hedges(3)	53	(24)	77	93	(54)	147
Unrealized gains(4)	99	66	33	325	10	315
Total	$238	$168	$70	$655	$252	$403

(1)          Energy includes gross margin from the generation of electricity, emissions allowances sales and purchases, fuel sales and steam sales.

(2)          Contracted and capacity relates to revenue received through installed capacity mechanisms and revenue from ancillary services.

(3)          Incremental realized value of hedges reflects the actual margin upon the settlement of our power and fuel hedging contracts.

(4)          Unrealized gains reflect the unrealized portion of our derivative hedging contracts.

Three Months ended June 30, 2006 versus June 30, 2005

Our gross margin increased by $70 million primarily due to the following:

•       a decrease of $29 million in energy primarily related to higher emissions allowances expense, principally to reflect inventory at the lower of its historical cost or current market value and a reduction in power prices;

•       an increase of $77 million in incremental realized value of hedges primarily related to the settlement of power contracts at prices higher than market prices for the period; and

•       an increase of $33 million related to unrealized gains from hedging activities primarily due to the increased value associated with forward power contracts for future periods as a result of decreases in forward power prices in the period, partially offset by the adverse impact of changes in fuel prices relative to the changes in the previous year.

Six Months ended June 30, 2006 versus June 30, 2005

Our gross margin increased by $403 million primarily due to the following:

•       a decrease of $37 million in energy primarily due to higher emissions allowances expense, principally to reflect inventory at the lower of its historical cost or current market value as well as a higher average cost for sulfur dioxide (“SO2”) allowances as compared to the previous year and higher oil prices;

•       an increase of $147 million in incremental realized value of hedges primarily related to the settlement of power contracts at prices higher than market prices for the period; and

•       an increase of $315 million related to unrealized gains from hedging activities of $325 million for the six months ended June 30, 2006, as compared to $10 million for the same period in 2005 due to the settlement of contracts for which unrealized losses had previously been recognized and due to the increased value associated with forward power contracts for future periods as a result of decreases in forward power prices in the period.

Financial Condition

Cash Flows

Operating Activities.   Our cash provided by operating activities is impacted by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities increased by $103 million for the six months ended June 30, 2006, compared to the same period in 2005. Net cash provided by operating activities for the six months ended June 30, 2006, was $132 million and included the following:

Sources of Cash

•       realized gross margin of $330 million;

Uses of Cash

•       interest payments of $3 million;

•       operations and maintenance expenses of $125 million; and

•       unfavorable changes in materials, fuel stock and emissions allowances of $62 million.

Net cash provided by operating activities for the six months ended June 30, 2005, was $29 million and included the following:

Sources of Cash

•       realized gross margin of $242 million;

Uses of Cash

•       interest payments of $4 million;

•       operations and maintenance of $121 million; and

•       unfavorable change in affiliate accounts receivable of $69 million.

Investing Activities.   Net cash provided by investing activities was $85 million for the six months ended June 30, 2006, compared to $40 million of cash used for the same period in 2005. The difference was primarily due to the following:

•       in 2006, we had capital expenditures of $51 million compared to capital expenditures of $40 million in 2005;

•       in 2006, we received repayment of notes receivable from affiliate of $124 million; and

•       in 2006, we received $12 million in proceeds from the sale of the Mirant Service Center.

Financing Activities.   Net cash used in financing activities for the six months ended June 30, 2006, was $421 million compared to $1 million for the same period in 2005. The increase is due to the distribution to member of $420 million in 2006.

Other Developments

Reliability Pricing Model

We sell power into the markets operated by Pennsylvania-New Jersey-Maryland Interconnection Market (“PJM”), which the Federal Energy Regulatory Commission (the “FERC”) approved to operate as an independent system operator (“ISO”) in 1997 and as a regional transmission organization in 2002. We have access to the PJM transmission system pursuant to PJM’s Open Access Transmission Tariff. PJM operates the PJM Interchange Energy Market, which is the region’s spot market for wholesale electricity, provides ancillary services for its transmission customers, performs transmission planning for the region and dispatches generators accordingly. PJM administers day-ahead and real-time marginal cost clearing price markets and calculates electricity prices based on a locational marginal pricing model. A locational marginal pricing model determines a price for energy at each node in a particular zone taking into account the limitations on transmission of electricity and losses involved in transmitting energy into the zone, resulting in a higher zonal price when cheaper power cannot be imported from another zone. Generation owners in PJM are subject to mitigation, which limits the prices that they may receive under certain specified conditions.

Load serving entities in PJM are required to have adequate sources of capacity. PJM operates a capacity market whereby load serving entities can procure their capacity requirements through a system-wide single clearing price auction. In PJM, all capacity is assumed to be universally deliverable, regardless of its location. PJM has greatly expanded its system over the last three years to include Allegheny Power, Commonwealth Edison, American Electric Power, Inc., Duquesne Light, Dayton Power & Light and Dominion-Virginia Power. As a result, capacity prices have significantly declined. The PJM expansions have resulted in an apparent system-wide surplus of capacity, despite the fact that certain regions in PJM, including the Mid-Atlantic area in which our Morgantown, Chalk Point, Dickerson and Potomac River Plants are located, will need capacity additions within the next few years.

On August 31, 2005, PJM filed its Reliability Pricing Model (‘‘RPM’’) with the FERC to replace its current capacity market rules. The RPM proposal would provide for a four-year forward capacity auction using a demand curve and locational deliverability zones for capacity phased in over a several year period beginning on June 1, 2006. On November 5, 2005, PJM proposed to delay the effective date of the RPM until June 1, 2007. On April 20, 2006, FERC issued an order generally finding aspects of PJM’s RPM filing to be just and reasonable, but FERC also established further procedures including a paper hearing and staff technical conference to resolve the remaining issues and encouraged the parties to seek a negotiated resolution. Settlement talks under the supervision of a FERC-appointed settlement judge began on June 5, 2006. On August 3, 2006, the Settlement Judge issued a report stating that most of the active parties to the case have reached a confidential agreement in principle, and will work to develop a more detailed settlement agreement to be filed by September 27, 2006. It is impossible to predict whether a final settlement agreement will be filed with the FERC by September 27, 2006. It is likewise impossible to predict the outcome of litigation, and whether RPM or a similar proposal would be adopted by FERC should settlement efforts fail. If a settlement agreement is filed and approved by FERC without conditions or modifications, or if FERC approves RPM in a form not materially different from what was filed, increased opportunities for our power plants located in the Mid-Atlantic region to receive more revenues for their capacity will result.

Environmental Regulation

Maryland Healthy Air Act.  In April 2006, the Governor of Maryland signed into law the Healthy Air Act, which requires more significant reductions in emissions of nitrogen oxide (“NOx”), SO2 and mercury than the recently finalized federal Clean Air Interstate Rule (“CAIR”) and Clean Air Mercury Rule (“CAMR”). The Act also accelerates the timeframe for such reductions beyond what is required by CAIR and CAMR and eliminates the ability to use allowances to attain compliance for NOx, SO2 and mercury. The law requires that Maryland join the Regional Greenhouse Gas Initiative (“RGGI”) in 2007, subject to completion of a study of the costs and benefits of such participation. Participation in the RGGI would require reductions in carbon dioxide emissions beginning in 2009, but we can use allowances to attain compliance.

The Maryland Department of the Environment (the “MDE”), will be issuing the regulations that will implement the Healthy Air Act in several phases. The first phase of regulations has been proposed and addresses NOx, SO2 and mercury.

This legislation affects our Chalk Point, Dickerson and Morgantown facilities and we are currently assessing our options for compliance and their financial impacts. We may need to request additional time to comply, which is provided for in the legislation. Because the law limits our ability to use emissions allowances to comply, we will be required to increase substantially our capital expenditures in order to remediate our units. We anticipate that the capital expenditures required to achieve compliance will be approximately $1.3 billion to $1.5 billion in 2006 through 2009.

SO2 Emissions Reductions

On August 3, 2006, we announced a plan that will reduce SO2 emissions by as much as 95% at our Maryland power plants. We will install flue gas desulfurization (“FGD”) emissions controls at our three Maryland power plants: Chalk Point generating station located in Prince George’s County, Dickerson generating station located in Montgomery County, and Morgantown generating station located in Charles County. In addition, we will install a selective catalytic reduction (“SCR”) system at the Chalk Point facility that will further reduce NOx emissions by approximately 92%. Together, the FGDs and the SCR will reduce by approximately 90% the emissions of ionic mercury from the three power plants.

Clean Air Mercury Rule

The Environmental Protection Agency (the “EPA”) promulgated the CAMR on March 15, 2005, which utilizes a market-based cap and trade approach under Section 111 of the Federal Clean Air Act (the “Clean Air Act”). It requires emissions reductions in two phases, with the first phase going into effect in 2010 and the more stringent cap going into effect in 2018. In October 2005, the EPA issued a notice of proposed rulemaking to reconsider certain aspects of the CAMR. On May 31, 2006, the EPA took final action on petitions to reconsider two actions regarding the air pollutant mercury. The EPA was asked to regulate electric steam generating units under Section 112 of the Clean Air Act, which would have required each coal unit to apply control technology to reduce emissions from mercury and the cap-and-trade of mercury emissions would not have been allowed. Instead, the EPA determined that regulation under Section 112 of the Clean Air Act was not appropriate. This means the allowance trading program for mercury will stay intact. For Mirant, and us, we will receive an allocation of mercury emissions allowances associated with our coal units nationwide and unless there are state restrictions, under the federal program, Mirant and us will be allowed to use and trade those allowances. The EPA also made minor technical changes to the CAMR including a recalculation of mercury allocations for the State of Alaska, which resulted in a slight recalculation of allowances for each state.

Virginia Mercury Rule

On April 19, 2006, the Governor of Virginia signed into law HB 1055, an air emissions control law implementing generally the federal rules, CAIR and CAMR. However, the state law limits Mirant Potomac River generating station’s ability to fully utilize CAMR allowances to meet compliance obligations.

The state-specific mercury law restricts our ability to use allowances allocated to the Potomac River, generating station for compliance purposes because the facility is located in a non-attainment region. The restriction specifically limits the use of allowances for compliance to credits, if any are available, allocated to our Maryland facilities which are located within 200 km of Virginia’s border. Restrictions to the federal cap-and-trade programs reduce power plant flexibility in meeting compliance obligations. Potomac River generating station is not prohibited in selling allowances allocated under the CAMR; just in their use to show compliance with the Virginia State law.

Faulkner Ash Storage Zoning Matter

On June 8, 2006, the Board of Zoning Appeals for Charles County, Maryland, ruled on Mirant MD Ash Management, LLC’s (“Mirant MD Ash Management”) application to extend the Special Exception for the Faulkner Ash Storage Site for an additional five years. The Board approved a three-year extension with new conditions. The new conditions include a requirement to reduce ash transported to and stored on the site by a minimum of 10% per year. Mirant MD Ash Management filed a Motion for the Reconsideration on June 23, 2006, which was denied by Order dated July 24, 2006. Mirant may appeal the Order. The Faulkner Ash Storage site serves the Morgantown generating facility. The economic impact of this requirement is not known at this time.

Critical Accounting Policies and Estimates

The accounting estimates described below are considered critical to obtaining an understanding of our unaudited condensed consolidated and combined financial statements because their application requires significant estimates and judgments by management in preparing our unaudited condensed consolidated and combined financial statements. Management’s estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the following conditions apply:

•       the estimate requires significant assumptions; and

•       changes in the estimate could have a material effect on our consolidated results of operations or financial condition; or,

•       if different estimates that could have been selected had been used, there could be a material impact on our consolidated results of operations or financial condition.

We have discussed the selection and application of these accounting estimates with the Board of Managers and our independent auditors. It is management’s view that the current assumptions and other considerations used to estimate amounts reflected in our unaudited condensed consolidated and combined financial statements are appropriate. However, actual results can differ significantly from those estimates under different assumptions and conditions. The sections below contain information about our most critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop the estimates.

Revenue Recognition and Accounting for Energy Marketing Activities

Nature of Estimates Required.   We utilize two comprehensive accounting models in reporting our consolidated financial position and results of operations as required by United States generally accepted accounting principles (“GAAP”)—an accrual model and a fair value model. We determine the appropriate model for our operations based on applicable accounting standards.

The accrual model has historically been used to account for our generation revenue from the sale of energy. We recognize affiliate and nonaffiliate revenue when electric power is delivered to an affiliate or customer pursuant to contractual commitments that specify volume, price and delivery requirements and collection of such revenue is probable. Some affiliate sales of energy are based on economic dispatch, or ‘as-ordered’ by PJM, based on member participation agreements, but without an underlying contractual commitment. ISO revenues and revenues for sales of energy based on economic dispatch are recorded on the basis of megawatt hour delivered, at the relevant day-ahead or real-time prices. We also recognize affiliate revenue when ancillary services have been performed and collection of such revenue is probable.

The fair value model has historically been used for derivative energy contracts that economically hedge our electricity generation assets. We use a variety of derivative contracts, such as futures, swaps and option contracts, in the management of our business. Such derivative contracts have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), derivative contracts are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings unless they qualify for a scope exception. The fair value of such contracts is included in price risk management assets and liabilities-affiliate and nonaffiliate in our unaudited condensed consolidated balance sheets. Transactions that do not qualify for accounting under SFAS No. 133, either because they are not derivatives or because they qualify for a scope exception, are accounted for under accrual accounting as described above.

Key Assumptions and Approach Used.   Determining the fair value of derivatives involves significant estimates based largely on the mid-point of quoted prices in active markets. The mid-point may vary significantly from the bid or ask price for some delivery points. If no active market exists, we estimate the fair value of certain derivative contracts using quantitative pricing models. Fair value estimates involve uncertainties and matters of significant judgment. Our modeling techniques for fair value estimation include assumptions for market prices, supply and demand market data, correlation and volatility. The degree of complexity of our pricing models increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points.

The fair value of price risk management assets and liabilities affiliate and nonaffiliate in our condensed consolidated balance sheets are also impacted by our assumptions as to interest rate, counterparty credit risk and liquidity risk. The nominal value of the contracts is discounted using a forward interest rate curve based on the London Interbank Offered Rate (“LIBOR”). In addition, the fair value of our derivative contracts is reduced to reflect the estimated risk of default of counterparties on their contractual obligations to us.

Effect if Different Assumptions Used.   The amounts recorded as revenues and cost of fuel, electricity and other products change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting under SFAS No. 133, certain components of our financial statements, including gross margin, operating income and balance sheet ratios, are at times volatile and subject to fluctuations in value primarily due to changes in energy and fuel prices. Due to the complexity of the models used to value the derivative instruments each period, a significant change in estimate could have a material impact on our results of operations and cash flows at the time contracts are ultimately settled. See Note E to our unaudited condensed consolidated and combined financial statements for further information on price risk management assets and liabilites.

For additional information regarding accounting for derivative instruments, see Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

Long-Lived Assets

Estimated Useful Lives

Nature of Estimates Required.   The estimated useful lives of our long-lived assets are used to compute depreciation expense, determine the carrying value of asset retirement obligations and estimate expected future cash flows attributable to an asset for the purposes of impairment testing. Estimated useful lives are based, in part, on the assumption that we provide an appropriate level of capital expenditures while the assets are still in operation. Without these continued capital expenditures, the useful lives of these assets could decrease significantly.

Key Assumptions and Approach Used.   Estimated useful lives are the mechanism by which we allocate the cost of long-lived assets over the asset’s service period. We perform depreciation studies periodically to update changes in estimated useful lives. The actual useful life of an asset could be impacted by changes in estimated or actual commodity prices, environmental regulations, various legal factors, competitive forces and our liquidity and ability to sustain required maintenance expenditures and satisfy asset retirement obligations. We use composite depreciation for groups of similar assets and establish an average useful life for each group of related assets.

Effect if Different Assumptions Used.   The determination of estimated useful lives is dependent on subjective factors such as expected market conditions, commodity prices and anticipated capital expenditures. Since composite depreciation is used, the actual useful life of a particular asset may differ materially from the useful life estimated for the related group of assets. In the event the useful lives of significant assets were found to be shorter than originally estimated, depreciation expense may increase, liabilities recognized for future asset retirement obligations may be insufficient and impairments in the carrying value of tangible and intangible assets may result.

Asset Retirement Obligations

Nature of Estimates Required.   We account for asset retirement obligations under SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), and under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, “Accounting  for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN 47”). SFAS No. 143 and FIN 47 require an entity to recognize the fair value of a liability for conditional and unconditional asset retirement obligations in the period in which they are incurred. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 and FIN 47 are those obligations for which a requirement exists under enacted laws, statutes and written or oral contractions, including obligations arising under the doctrine of promissory estoppel. Asset retirement obligations are estimated using the estimated current cost to satisfy the retirement obligation, increased for inflation through the expected period of retirement and discounted back to present value at our credit-adjusted risk-free rate. We have identified certain retirement obligations within our power generation operations. These asset retirement obligations are primarily related to asbestos abatement at some of our generating facilities, equipment on leased property and other environmental obligations related to the closing of ash disposal sites.

Key Assumptions and Approach Used.   The fair value of liabilities associated with asset retirement obligations is estimated by applying a present value calculation to current engineering cost estimates of satisfying the obligations. Significant inputs to the present value calculation include current cost estimates, estimated asset retirement dates and appropriate discount rates. Where appropriate, multiple cost and/or retirement scenarios have been probability weighted.

Effect if Different Assumptions Used.   We update liabilities associated with asset retirement obligations as significant assumptions change or as relevant new information becomes available. However, due to changes in inflation assumptions, interest rates and asset useful lives, actual future cash flows required to satisfy asset retirement obligations could differ materially from the current recorded liabilities.

Asset Impairments

Nature of Estimates Required.   We evaluate our long-lived assets, including goodwill and indefinite-lived intangible assets for impairment in accordance with applicable accounting guidance. Generally, an impairment occurs when the fair value of the asset or reporting unit is less than its carrying value. The amount of an impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted expected future cash flows attributable to the asset or in the case of assets we expect to sell, at fair value less costs to sell.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires management to recognize an impairment charge if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset. We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. These evaluations of long-lived assets and definite-lived intangibles may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as other economic or operations analyses. If the carrying amount is not recoverable, an impairment charge is recorded.

Key Assumptions and Approach Used.   The fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, when available. In the absence of quoted prices for identical or similar assets, fair value is estimated using various internal and external valuation methods. The determination of fair value requires management to apply judgment in estimating future energy prices, environmental and other maintenance expenditures and other cash flows. Our estimates of the fair value of the assets include significant assumptions about the timing of future cash flows, remaining useful lives and selecting a discount rate that reflects the risk inherent in future cash flows.

Effect if Different Assumptions Used.   The estimates and assumptions used to determine whether an impairment exists are subject to a high degree of uncertainty. The estimated fair value of an asset would change if different estimates and assumptions are used in our applied valuation techniques, including estimated undiscounted cash flows, discount rates and remaining useful lives. If actual results are not consistent with the assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional losses that could be material to our results of operations.

Goodwill and Other Intangible Assets

Nature of Estimates Required.   We evaluate our goodwill and indefinite-lived intangible assets for impairment at least annually and periodically if indicators of impairment are present in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” An impairment occurs when the fair value of a reporting unit is less than its carrying value including goodwill. For this test our business constitutes a single reporting unit. The amount of the impairment charge, if an impairment exists, is calculated as the difference between the fair value of the reporting unit goodwill and its carrying value. We perform our annual assessment of goodwill at October 31 and whenever contrary evidence exists as to the recoverability of goodwill.

Key Assumptions and Approach Used.   The accounting estimates related to determining the fair value of goodwill require management to make assumptions about cost of capital, future revenues, operating costs and forward commodity prices over the life of the assets. Our assumptions about future revenues, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future.

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

Effect if Different Assumptions Used.   The above assumptions were critical to the Company’s determination of the fair value of its goodwill. The combined subjectivity and sensitivity of our assumptions and estimates used in our goodwill impairment analysis could result in a reasonable person concluding differently regarding those critical assumptions and estimates.

Loss Contingencies

Nature of Estimates Required.   We record loss contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. We consider loss contingency estimates to be critical accounting estimates because they entail significant judgment regarding probabilities and ranges of exposure, and the ultimate outcome of the proceedings is unknown and could have a material adverse effect on our results of operations, financial condition and cash flows. We currently have loss contingencies related to environmental matters and others.

Key Assumptions and Approach Used.   The determination of a loss contingency requires significant judgment as to the expected outcome of each contingency in future periods. In making the determination as to potential losses and probability of loss, we consider all available positive and negative evidence including the expected outcome of potential litigation. We record our best estimate of a loss, or the low end of our range if no estimate is better than another estimate within a range of estimates, when the loss is considered probable. As additional information becomes available, we reassess the potential liability related to the contingency and revise our estimates. In our evaluation of legal matters, management holds discussions with applicable legal counsel and relies on analysis of case law and legal precedents.

Effect if Different Assumptions Used.   Revisions in our estimates of potential liabilities could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

In connection with our power generating business we are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” for a discussion of the accounting treatment for our price risk management activities and see Note E to the unaudited condensed consolidated and combined financial statements for detail of our price risk management assets and liabilities.

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2006. Based upon this assessment, our management concluded that, as of June 30, 2006, the design and operation of these disclosure controls and procedures were effective.

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

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”), including the Company and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”). Most of the material claims filed against the Mirant Debtors’ estates were disallowed or were resolved and became “allowed” claims before confirmation of the Plan of Reorganization (the “Plan”) that became effective for Mirant, the Company and most of the Mirant Debtors on January 3, 2006. Mirant, as the distribution agent under the Plan, has made distributions pursuant to the terms of the Plan on those allowed claims. Some claims, however, remain unresolved.

As of June 30, 2006, approximately 21.3 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. A settlement entered into on May 30, 2006, among Pepco, Mirant, MC 2005, LLC f/k/a Mirant Corporation (“Old Mirant”), and various subsidiaries of Mirant, including the Company and its subsidiaries, if approved by final order in the Chapter 11 proceedings, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Under the terms of the Plan, to the extent other such unresolved claims are resolved now that the Company has emerged from bankruptcy, the claimants will be paid from the reserved shares on the same basis as if they had been paid when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and Mirant Americas Generation, LLC (“Mirant Americas Generation”) would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims.

Pepco Litigation

In 2000, Mirant purchased power generating facilities and other assets from Pepco, including certain power purchase agreements (“PPAs”) between Pepco and third parties. Under the terms of the Asset Purchase and Sale Agreement (“APSA”), Mirant and Pepco entered into a contractual agreement (the “Back-to-Back Agreement”) with respect to certain PPAs, including Pepco’s long-term PPA with Panda-Brandywine L.P. (“Panda”), under which (1) Pepco agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements and (2) Mirant agreed to pay Pepco each month all amounts due from Pepco to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda PPA runs until 2021, and the Back-to-Back Agreement does not expire until all obligations have been performed under the Panda PPA. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from Pepco at prices that typically are higher than the market prices for power.

Mirant assigned its rights and obligations under the Back-to-Back Agreement to Mirant Americas Energy Marketing, LP (“Mirant Americas Energy Marketing”). In the Chapter 11 cases of the Mirant Debtors, Pepco asserted that an Assignment and Assumption Agreement dated December 19, 2000, that includes as parties Pepco, the Company and various of its subsidiaries causes the Company and its subsidiaries that are parties to the agreement to be jointly and severally liable to Pepco for various obligations, including the obligations under the Back-to-Back Agreement. The Mirant Debtors have sought to reject the APSA, the Back-to-Back Agreement, and the Assignment and Assumption Agreement, and the rejection motions have not been resolved. Under the Plan, the obligations of the Mirant Debtors under the APSA (including any other agreements executed pursuant to the terms of the APSA and found by a final court order to be part of the APSA), the Back-to-Back Agreement, and the Assignment and Assumption Agreement are to be performed by Mirant Power Purchase, LLC (“Mirant Power Purchase”), whose performance is guaranteed by Mirant. If any of the agreements is successfully rejected, the obligations of Mirant Power Purchase and Mirant’s guarantee obligations terminate with respect to that agreement, and Pepco would be entitled to a claim in the Chapter 11 proceedings for any resulting damages. That claim would then be addressed under the terms of the Plan. If the Bankruptcy Court were to conclude that the Assignment and Assumption Agreement imposed liability upon the Company and its subsidiaries for the obligations under the Back-to-Back Agreement and the Back-to-Back Agreement were to be rejected, the resulting rejection damages claim could result in a claim in the Chapter 11 proceedings against the Company and its subsidiaries but any such claim would be reduced by the amount recovered by Pepco on its comparable claim against Mirant.

On May 30, 2006, Mirant, Mirant Power Purchase, Old Mirant, various subsidiaries of Mirant (including the Company and its subsidiaries), and a trust established pursuant to the Plan to which ownership of Old Mirant and Mirant Americas Energy Marketing was transferred (collectively the “Mirant Settling Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Pepco and various affiliates of Pepco (collectively the “Pepco Settling Parties”). Once it becomes effective, the Settlement Agreement will fully resolve the contract rejection motions that remain pending in the bankruptcy proceedings, as well as other matters currently disputed between Pepco and Mirant and its subsidiaries. The Pepco Settling Parties and the Mirant Settling Parties will release each other from all claims known as of May 30, 2006, including the fraudulent transfer claims brought by Old Mirant and several of its subsidiaries against Pepco in July 2005. The Settlement Agreement will become effective once it has been approved by the Bankruptcy Court and that approval order has become a final order no longer subject to appeal. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but the period within which an appeal can be filed from that order has not expired, and the order has not yet become a final order.

Under the Settlement Agreement, Mirant Power Purchase will perform any remaining obligations under the APSA, and Mirant will guaranty its performance. The Back-to-Back Agreement will be rejected and terminated effective as of May 31, 2006, unless Mirant exercises an option given to it under the Settlement Agreement to have the Back-to-Back Agreement assumed under certain conditions as described below. If an appeal is filed from the Bankruptcy Court’s August 9, 2006, order approving the Settlement Agreement, the parties will continue to perform their obligations under the Back-to-Back Agreement until the appeal is resolved and the approval order has become a final order. Unless the Back-to-Back Agreement is assumed, Pepco will refund to Mirant Power Purchase all payments received under the Back-to-Back Agreement for energy, capacity or other services delivered after May 31, 2006, through the date the Settlement Agreement becomes effective.

With respect to the other agreements executed as part of the closing of the APSA (the “Ancillary Agreements”) and other agreements between Pepco and subsidiaries of Mirant, including the Company and its subsidiaries, the Mirant subsidiary that is a party to each agreement will assume the agreement and Mirant will guaranty that subsidiary’s performance. Mirant Power Purchase’s obligations under the APSA do not include any obligations related to the Ancillary Agreements. If the Back-to-Back Agreement is rejected pursuant to the terms of the Settlement Agreement, the Settlement Agreement provides that a future breach of the APSA or any Ancillary Agreement by a party to such agreement will not entitle the non-defaulting party to terminate, suspend performance under, or exercise any other right or remedy under or with respect to any of the remainder of such agreements. If, however, Mirant elects to have the Back-to-Back Agreement assumed and assigned to Mirant Power Purchase under the conditions set out in the Settlement Agreement, then the Settlement Agreement provides that nothing in its terms prejudices the argument currently being made by Pepco in the contract rejection proceedings that the APSA, the Back-to-Back Agreement, and the Ancillary Agreements constitute a single non-severable agreement, the material breach of which would entitle Pepco to suspend or terminate its performance thereunder, or any defense of Mirant and its subsidiaries to such an argument by Pepco.

The Settlement Agreement grants Pepco a claim against Old Mirant in Old Mirant’s bankruptcy proceedings that will result in Pepco receiving common stock of Mirant and cash having a value, after liquidation of the stock by Pepco, equal to $520 million, subject to certain adjustments. Upon the Settlement Agreement becoming effective, Mirant will distribute up to 18 million shares of Mirant common stock to Pepco to satisfy its claim and Pepco will liquidate those shares. The shares are to be distributed to Pepco in two distributions, the first totaling 13.5 million shares and the second to be determined by Mirant after the Settlement Agreement becomes effective so as to produce upon liquidation total net proceeds from both share distributions as near to $520 million as possible, subject to the overall cap on the shares to be distributed of 18 million shares. If the net proceeds received by Pepco from the liquidation of the shares are less than $520 million, Mirant will pay Pepco cash equal to the difference. If the closing price of Mirant’s stock is less than $16.00 on four business days in a 20 consecutive business day period prior to any distribution of shares to Pepco on its claim, then Mirant can elect to have the Back-to-Back Agreement assumed and assigned to Mirant Power Purchase rather than rejecting it. If Mirant exercises this right to have the Back-to-Back Agreement assumed, then the $520 million is reduced to $70 million and Mirant Power Purchase would continue to perform the Back-to-Back Agreement through its expiration in 2021 with Mirant guaranteeing its performance. The Settlement Agreement allocates the $70 million to various claims asserted by Pepco that do not arise from the rejection of the Back-to-Back Agreement, including claims asserted under the Local Area Support Agreement between Pepco and Mirant Potomac River, LLC (“Mirant Potomac River”) that are discussed below in Pepco Assertion of Breach of Local Area Support Agreement.

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

On September 27, 2004, the Company, Mirant Potomac River, the Virginia DEQ, the MDE, the United States Department of Justice (the “DOJ”) and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree requires Mirant Potomac River and the Company to (1) install pollution control equipment at the Potomac River plant and at the Morgantown plant leased by the Company in Maryland, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of SCR or equivalent technology at the Company’s Morgantown Units 1 and 2 in 2007 and 2008, the Original Consent Decree does not obligate the Company to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, the Company may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree is subject to the approval of the district court and the Bankruptcy Court. As described below, the Original Consent Decree has not yet been approved and the parties have filed an amended proposed consent decree.

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point, LLC (“Mirant Chalk Point”) entered into and filed for approval with the United States District Court for the Eastern District of Virginia an amended consent decree (the “Amended Consent Decree”) that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The district court and the Bankruptcy Court must approve the Amended Consent Decree for it to become effective. The Bankruptcy Court approved the Amended Consent Decree on June 1, 2006. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which the Company leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if the Company rejects or otherwise loses one or more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, the Company, Mirant Chalk Point and/or Mirant Potomac will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires the Company, Mirant Chalk Point and/or Mirant Potomac to install an alternative suite of environmental controls at the plants they continue to own.

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

On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to a directive from the Virginia DEQ. The decision to temporarily shut down the facility arose from findings of a study commissioned under the order by consent referred to above. The Virginia DEQ’s directive was based on results from the study’s computer modeling showing that air emissions from the facility have the potential to contribute to localized, modeled exceedances of the health-based NAAQS under certain conditions. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the FERC and the Department of Energy (the “DOE”) to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to a shortage of electric energy, the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by PJM, during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The DOE advised that it would consider Mirant Potomac River’s plan in consultation with the EPA. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering the rehearing requests further. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires after September 30, 2006, but Mirant Potomac River expects it will be able to continue to operate these units after that expiration. In a letter received December 30, 2005, the EPA invited Mirant Potomac River and the Virginia DEQ to work with the EPA to ensure that Mirant Potomac River’s operating plan submitted to the DOE adequately addresses NAAQS issues. The EPA also asserts in its letter that Mirant Potomac River did not immediately undertake action as directed by the Virginia DEQ’s August 19, 2005, letter and failed to comply with the requirements of the Virginia State Implementation Plan established by that letter. Mirant Potomac River received a second letter from the EPA on December 30, 2005, requiring Mirant to provide certain requested information as part of an EPA investigation to determine the Clean Air Act compliance status of the Potomac River generating facility. On January 9, 2006, the FERC issued an order directing PJM and Pepco to file a long-term plan to maintain adequate reliability in the Washington D.C. area and surrounding region and a plan to provide adequate reliability pending implementation of this long-term plan. On February 8, 2006, PJM and Pepco filed their proposed reliability plans.

On June 1, 2006, Mirant Potomac River and the EPA executed an Administrative Compliance Order by Consent (the “ACO”) to resolve the EPA’s allegations that Mirant Potomac River violated the Clean Air Act by not immediately shutting down all units at the Potomac River facility upon receipt of the Virginia DEQ’s August 19, 2005, letter and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specifies certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits take into account whether one or both of the 230kV transmission lines serving Washington, D.C. are out of service; (ii) requires the operation of trona injection units to help reduce SO2 emissions; and (iii) requires Mirant Potomac River to undertake a model evaluation study to predict ambient air quality impacts from the facility’s operations. In accordance with the specified operating scenarios, the ACO permits the facility to operate using a daily predictive modeling protocol. This protocol allows the facility to schedule operations based on whether computer modeling predicts a NAAQS exceedance, based on weather and certain operating parameters. Additional precautions such as an alarm system and the installation of a total of six ambient SO2 monitors in various sites near the facility by July 31, 2006, will signal potential exceedances of the NAAQS. Mirant Potomac River reports data, including modeled and actual readings, to the EPA and the Virginia DEQ. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia. On July 27, 2006, Mirant Potomac River sent a letter to the EPA to request an extension of ten business days to install the sixth ambient SO2 monitor. Mirant Potomac River is operating the Potomac River facility in accordance with the ACO and, depending on weather conditions, has been able to operate all five units of the facility under the ACO.

Notice of Intent to Sue Regarding Chalk Point Emissions.   Mirant and Mirant Mid-Atlantic have received a letter dated June 15, 2006, from four environmental advocacy organizations providing notice that they intended to file suit alleging that Mirant Chalk Point had violated the opacity limits imposed by the permits for Chalk Point Unit 3 and Unit 4 during thousands of six minute time intervals between January 2002 and March 2006. The letter indicates that the organizations intend to file suit to enjoin the violations alleged, to obtain civil penalties for past noncompliance to the extent that liability for these violations was not discharged by the bankruptcy of Mirant Chalk Point, and to recover attorneys’ fees. On August 3, 2006, Mirant, Mirant Mid-Atlantic, and Mirant Chalk Point filed a complaint in the Bankruptcy Court seeking an injunction barring the four organizations from filing suit as threatened in the June 15, 2006, notice on the grounds that the notice and any claim for civil penalties or other monetary relief for alleged violations occurring before January 3, 2006, violated the discharge of claims and causes of action granted Mirant Chalk Point under the Plan.

Morgantown Emissions Observation NOV.   On June 30, 2006, the MDE issued an NOV to Mirant Mid-Atlantic indicating that it had failed to comply with the air permit for the Morgantown facility by operating the combustion turbines at the facility for more than 168 hours without performing an EPA Reference Method 9 observation of stack emissions for an 18-minute period. The NOV did not seek a specific penalty amount but noted that the violation identified could subject Mirant Mid-Atlantic to a civil penalty of up to $25,000 per day.

Morgantown SO2 Exceedances.   Mirant Mid-Atlantic has received an NOV dated March 8, 2006, asserting that on three days in June 2005 and January 2006, the Morgantown facility exceeded SO2 emission limitations specified in its air permit. The NOV indicates that on two of those days the SO2 emission limitation was exceeded by two different units of the Morgantown facility each day. The NOV did not seek a specific penalty amount but noted that the violations identified could subject Mirant Mid-Atlantic to a civil penalty of up to $25,000 per day.

Pepco Assertion of Breach of Local Area Support Agreement

Following the shutdown of the Potomac River plant on August 24, 2005, Mirant Potomac River notified Pepco on August 30, 2005, that it considered the circumstances resulting in the shutdown of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000, between Pepco and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give Pepco several years advance notice of any indefinite or permanent shutdown of the plant and to pay all or a portion of certain costs incurred by Pepco for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. On September 13, 2005, Pepco notified Mirant Potomac River that it considers Mirant Potomac River’s shutdown of the plant to be a material breach of the Local

Area Support Agreement that is not excused under the force majeure provisions of the agreement. Pepco contends that Mirant Potomac River’s actions entitle Pepco to recover as damages the cost of constructing additional transmission facilities. Pepco, on January 24, 2006, filed a notice of administrative claims asserting that Mirant Potomac River’s shutdown of the Potomac River plant causes Mirant Potomac River to be liable for the cost of such transmission facilities, which cost it estimates to be in excess of $70 million. Mirant Potomac River disputes Pepco’s interpretation of the agreement. The outcome of this matter cannot be determined at this time.

If it is approved by a final order of the Bankruptcy Court, the Settlement Agreement entered into on May 30, 2006, by the Mirant Settling Parties and the Pepco Settling Parties will resolve all claims asserted by Pepco against Mirant Potomac River arising out of the suspension of operations of the Potomac River plant in August 2005. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but the period within which an appeal can be filed from that order has not expired, and the order has not yet become a final order. Under the Settlement Agreement, Pepco would release all claims it has asserted against Mirant Potomac River related to the shutdown of the plant in return for the claim Pepco receives in the Mirant bankruptcy proceeding.

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

Item 6. Exhibits

(a)       Exhibits.

Exhibit Number		Exhibit Name
2.1	*	Amended and Restated Joint Chapter 11 Plan of Reorganization for Registrant and its Affiliated Debtors (designated on Form 8-K filed December 15, 2005 as Exhibit 2.1)
3.1	*	Certificate of Formation of Southern Energy Mid-Atlantic (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 3.1)
3.2	*	Limited Liability Company Agreement of Southern Energy Mid-Atlantic LLC, dated as of July 12, 2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 3.2)
3.3	*	First Amendment to Limited Liability Company Agreement of Southern Energy Mid-Atlantic, LLC dated as of November 7, 2000 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 3.3)
3.4	*	Second Amendment to Limited Liability Company Agreement of Mirant Mid-Atlantic LLC, dated as of May 15, 2001 (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 3.4)
10.1	*	Settlement Agreement and Release dated as of May 30, 2006 by and among the Mirant Settling Parties and the Pepco Settling Parties (Designated on Form 8-K filed May 30, 2006 as Exhibit 10.1)
31.1		Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2		Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

*   Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of August, 2006.

MIRANT MID-ATLANTIC, LLC

By:	/s/ THOMAS LEGRO
Thomas Legro
Vice President and Controller (Principal Accounting Officer)