Form 10-Q
period 2006-09-30
MIRANT MID ATLANTIC LLC
filed 2006-11-13
CIK 1138258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The information presented in this Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, in addition to historical information. These statements involve known and unknown risks and uncertainties and relate to future events, our future financial performance or our projected business results. In some cases, one can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “estimate,” “predict,” “target,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

•       changes in market conditions, including developments in the supply, demand, volume and pricing of electricity and other commodities in the energy markets, or the extent and timing of the entry of additional competition in our markets or those of our subsidiaries and affiliates;

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

•       our affiliates’ ability to borrow additional funds and access capital markets;

•       strikes, union activity or labor unrest;

•       weather and other natural phenomena, including hurricanes and earthquakes;

•       the cost and availability of emissions allowances;

•       our ability to obtain adequate supply and delivery of fuel for our facilities;

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

•       price mitigation strategies employed by independent system operators (“ISOs”) or regional transmission organizations (“RTOs”) that reduce our revenue and may result in a failure to compensate our generation units adequately for all of their costs;

•       volatility in our gross margin as a result of our accounting for derivative financial instruments used in our asset management activities and volatility in our cash flow from operations resulting from working capital requirements, including collateral, to support our asset management activities;

•       our affiliates’ inability to enter into intermediate and long-term contracts to sell power and procure fuel, including its transportation, on terms and prices acceptable to us;

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

Factors that Could Affect Future Performance

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Notes to Mirant Mid-Atlantic, LLC’s unaudited condensed consolidated and combined financial statements, other factors that could affect the Company’s future performance (business, financial condition or results of operations and cash flows) are set forth in our 2005 Annual Report on Form 10-K.

Certain Terms

As used in this report, “we,” “us,” “our,” the “Company” and “Mirant Mid-Atlantic” refer to Mirant Mid-Atlantic, LLC and its subsidiaries, unless the context requires otherwise.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
SEPTEMBER 30, 2006, CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
and
SEPTEMBER 30, 2005, CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in millions)		(in millions)
Operating revenues—affiliate	$546	$234	$1,436	$745
Operating revenues—nonaffiliate	97	—	152	—
Total operating revenues	643	234	1,588	745
Cost of fuel, electricity and other products—affiliate	183	260	404	456
Cost of fuel, electricity and other products—nonaffiliate	7	32	76	95
Total cost of fuel, electricity and other products	190	292	480	551
Gross Margin	453	(58)	1,108	194
Operating Expenses:
Operations and maintenance—affiliate, including restructuring charges	35	36	104	109
Operations and maintenance—nonaffiliate	21	19	77	67
Generation facilities rent	24	24	72	75
Depreciation and amortization	19	16	55	47
Gain on sale of assets, net—affiliate	(2)	—	(2)	—
Gain on sale of assets, net—nonaffiliate	—	—	(5)	—
Total operating expenses	97	95	301	298
Operating Income (Loss)	356	(153)	807	(104)
Other Expense (Income), net:
Interest expense—affiliate	—	4	—	6
Interest expense—nonaffiliate	1	1	3	3
Interest income—affiliate	—	—	(2)	—
Interest income—nonaffiliate	(1)	—	(3)	—
Other, net	—	—	(1)	—
Total other expense (income), net	—	5	(3)	9
Income (Loss) Before Reorganization Items	356	(158)	810	(113)
Reorganization items, net	—	(2)	—	(2)
Net Income (Loss)	$356	$(156)	$810	$(111)

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS

	At September 30, 2006	At December 31, 2005
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$130	$276
Receivables:
Affiliate	78	51
Nonaffiliate	3	1
Notes receivable from affiliate	—	124
Price risk management assets—affiliate	181	—
Price risk management assets—nonaffiliate	54	—
Fuel stock and emissions allowances	101	78
Materials and supplies	32	30
Prepaid rent	96	96
Funds on deposit	2	56
Assets held for sale	—	7
Other current assets	13	19
Total current assets	690	738
Property, Plant and Equipment, net	1,462	1,408
Noncurrent Assets:
Goodwill, net	799	799
Price risk management assets—affiliate	20	26
Price risk management assets—nonaffiliate	98	—
Other intangible assets, net	157	161
Prepaid rent	196	208
Other noncurrent assets	1	1
Total noncurrent assets	1,271	1,195
Total assets	$3,423	$3,341

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3	$3
Accounts payable and accrued liabilities	33	28
Payable to affiliate	29	21
Price risk management liabilities—affiliate	—	184
Accrued taxes	5	—
Total current liabilities	70	236
Noncurrent Liabilities:
Long-term debt	31	33
Asset retirement obligations	12	9
Other long-term liabilities	—	1
Total noncurrent liabilities	43	43
Commitments and Contingencies
Equity:
Member’s interest	3,527	3,270
Preferred stock in affiliate	(217)	(208)
Total equity	3,310	3,062
Total liabilities and equity	$3,423	$3,341

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)
(in millions)

	Member’s Interest	Preferred Stock in Affiliate
Balance, December 31, 2005	$3,270	$(208)
Net income	810	—
Amortization of discount on preferred stock in affiliate	9	(9)
Capital contribution pursuant to the Plan of Reorganization	1	—
Distribution to member	(563)	—

Balance, September 30, 2006	$3,527	$(217)

The accompanying notes are an integral part of these unaudited condensed consolidated and combined financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
SEPTEMBER 30, 2006, CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
and
SEPTEMBER 30, 2005, CONDENSED COMBINED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$810	$(111)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55	47
Non-cash charges for reorganization items	—	5
Price risk management activities	(511)	263
Gain on sale of assets	(7)	—
Post-petition interest	—	1
Changes in certain assets and liabilities:
Affiliate accounts receivable	(25)	(29)
Nonaffiliate accounts receivable	(2)	1
Prepaid rent	12	7
Materials, fuel stock and emissions allowances	(25)	35
Other assets	59	(41)
Other noncurrent assets	—	1
Accounts payable and accrued liabilities	(15)	(1)
Payables to affiliate	8	72
Accrued taxes, nonaffiliate	5	5
Total adjustments	(446)	366
Net cash provided by operating activities	364	255
Cash Flows from Investing Activities:
Capital expenditures	(81)	(54)
Repayment on (issuance of) notes receivable from affiliate	124	(327)
Proceeds from sale of assets	12	—
Net cash provided by (used in) investing activities	55	(381)
Cash Flows from Financing Activities:
Repayment of long-term debt	(2)	(2)
Distribution to member	(563)	—
Net cash used in financing activities	(565)	(2)
Net Decrease in Cash and Cash Equivalents	(146)	(128)
Cash and Cash Equivalents, beginning of the period	276	299
Cash and Cash Equivalents, end of the period	$130	$171
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$4	$7
Financing Activity:
Capital contribution—non-cash	$1	$—

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

Pursuant to the Plan of Reorganization (the “Plan”) that was approved in conjunction with Mirant’s emergence from bankruptcy, on January 3, 2006, Mirant Mid-Atlantic is now a direct wholly-owned subsidiary of Mirant North America, LLC (“Mirant North America”), a newly organized holding company subsidiary of Mirant Americas Generation. The Company began operations on December 19, 2000, in conjunction with its acquisition of generating facilities and other related assets from Pepco. Mirant previously assigned its rights and obligations under its acquisition agreement to the Company, the Company’s subsidiaries, and certain of the Company’s affiliates.

The Company is an independent power provider that earns revenue primarily by producing and selling electricity. The Company uses derivative financial instruments, such as commodity forwards, futures, options, and swaps, to manage its exposure to fluctuations in electric energy and fuel prices. Mirant Mid-Atlantic owns or leases approximately 5,256 megawatts (“MW”) of electric generation capacity in the Washington, D.C. area, all of which the Company operates. These generating facilities serve the Pennsylvania-New Jersey-Maryland Interconnection (“PJM”). The PJM independent system operator operates the largest centrally dispatched control area in the United States, which covers all or parts of Pennsylvania, New Jersey, Maryland, Delaware, Virginia, West Virginia, Ohio, Kentucky, Indiana, Michigan, Illinois, Tennessee and the District of Columbia. Major cities in this territory include Washington, D.C., Baltimore, Wilmington, Newark, Philadelphia, Pittsburgh, Charleston and Chicago.

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

On January 31, 2006, the trading and marketing business of Mirant Americas Energy Marketing, LP (“Mirant Americas Energy Marketing”), Mirant Americas Development, Inc., Mirant Americas Production Company, Mirant Americas Energy Capital, LLC, Mirant Americas Retail Energy Marketing, LP, and Mirant Americas Gas Marketing, LLC (collectively, the “Trading Debtors”) was transferred to Mirant Energy Trading, LLC (“Mirant Energy Trading”), a wholly-owned subsidiary of Mirant North America, which, pursuant to the Plan, has no successor liability for any unassumed obligations of the Trading Debtors. After these transfers took place, old Mirant and the Trading Debtors were transferred to a trust created under the Plan that is not affiliated with the Company. As a result, the Company now executes the affiliate transactions previously executed with the Trading Debtors with Mirant Energy Trading.

The Company has entered into a number of service agreements with subsidiaries of Mirant related to the sales of its electric power and the procurement of fuel, labor and administrative services essential to operating its business. These related parties are primarily Mirant Energy Trading and Mirant Services, LLC (“Mirant Services”). The arrangements with these related parties are discussed in Note E—Related Party Arrangements and Transactions.

Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements of Mirant Mid-Atlantic and its wholly-owned subsidiaries have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated and combined financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The accompanying unaudited condensed consolidated and combined financial statements include the accounts of Mirant Mid-Atlantic, its wholly-owned subsidiaries and the Contributed Subsidiaries and have been prepared from records maintained by Mirant Mid-Atlantic, its subsidiaries and the Contributed Subsidiaries. All significant intercompany accounts and transactions have been eliminated in preparing the unaudited condensed consolidated and combined financial statements.

Recently Adopted Accounting Standards

In September 2005, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”), which requires companies to account for certain purchases and sales of inventory with the same counterparty as a single transaction. The Company adopted EITF 04-13 on April 1, 2006. The application of EITF 04-13 has not had a material impact on the Company’s statement of operations, financial position or cash flows.

In April 2006, the FASB issued FASB Staff Position (“FSP”) FASB Interpretation (“FIN”) No. 46R-6, “Determining the Variability to be Considered in Applying FASB Interpretation No. 46R” (“FSP FIN 46R-6”). The variability that is considered in applying FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an Interpretation of Accounting Research Bulletin No. 51” (“FIN 46R”) affects the determination of whether an entity is a variable interest entity (“VIE”), which interests are variable interests in the entity and which party, if any, is the primary beneficiary of the VIE. According to FSP FIN 46R-6, the variability to be considered should be based on the nature of the risks of the entity and the purpose for which the entity was created. The guidance in FSP FIN 46R-6 is applicable prospectively to an entity at the time a company first becomes involved with such entity and is applicable to all entities previously required to be analyzed under FIN 46R when a reconsideration event has occurred beginning with the first reporting period after June 15, 2006. Retrospective application to the date of the initial application of FIN 46R is permitted but not required. The Company adopted FSP FIN 46R-6 on July 1, 2006, on a prospective basis. Upon adoption there was no impact on the Company’s statements of operations, financial position or cash flows.

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

On July 13, 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition based on a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority having full knowledge of all relevant information. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 on January 1, 2007. Although the Company is not subject to U.S. income taxes, the Company does present pro forma income tax disclosures in Note F. Upon adoption, the Company will consider the guidance in FIN 48 when preparing these disclosures.

On July 13, 2006, the FASB finalized FASB FSP No. FAS 13-2,“Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction” (“FSP FAS 13-2”), which addresses how a change or projected change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for that lease. The Company will adopt FSP FAS 13-2 on January 1, 2007. The Company has not yet determined the impact of FSP FAS 13-2 on its statements of operations, financial position or cash flows.

On September 8, 2006, the FASB issued FSP AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 permits the following methods for accounting for major maintenance activities: direct expense, built-in overhaul and deferral. It specifically prohibits accruing in advance for major maintenance. The guidance in FSP AUG AIR-1 is to be applied to the first fiscal year beginning after December 15, 2006. The Company will adopt FSP AUG AIR-1 on January 1, 2007. The adoption of FSP AUG AIR-1 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows given that the Company currently uses the deferral method of accounting for major maintenance activities.

On September 13, 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff thinks that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s statements of operations, financial position or cash flows.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a framework for measuring fair value in GAAP and expands disclosure about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding fair value measurements in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities accounted for at fair value. SFAS No. 157 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008. At the date of adoption, the Company will evaluate the fair value of its assets and liabilities according to the hierarchy established by the FASB. The Company has not yet determined the impact of SFAS No. 157 on its statements of operations, financial position or cash flows.

B.     Assets Held for Sale

No assets were held for sale at September 30, 2006. Assets held for sale at December 31, 2005, included $7 million related to the Mirant Service Center building and accompanying land. The sale of the Mirant Service Center closed in the second quarter of 2006, and the Company recognized a gain of approximately $6 million.

C.               Price Risk Management Assets and Liabilities

The fair values of the Company’s price risk management assets—affiliate and nonaffiliate, net of credit reserves, at September 30, 2006, are included in the following table (in millions):

	Current Assets	Noncurrent Assets	Net Fair Value
Electricity	$223	$115	$338
Coal and other	12	3	15
Total	$235	$118	$353

Of the $353 million net fair value asset at September 30, 2006, a net price risk management asset of $116 million relates to the remainder of 2006, a net price risk management asset of $165 million relates to 2007 and a net price risk management asset of $72 million relates to periods thereafter. The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at September 30, 2006, was approximately 14 months. The net notional amount of the price risk management assets at September 30, 2006, was a net short position of approximately 23 million equivalent megawatt hours.

In January 2006, the Company entered into financial swap transactions with a counterparty, the effect of which was to hedge the Company’s expected on-peak coal-fired generation by approximately 80%, 50% and 50% for 2007, 2008 and 2009, respectively.

The following table provides a summary of the factors impacting the change in net fair value of the price risk management asset and liability accounts for the nine months ended September 30, 2006 (in millions):

Asset Management
Net fair value of portfolio at December 31, 2005	$(158)
Gains recognized in the period, net	361
Contracts settled during the period, net	150
Net fair value of portfolio at September 30, 2006	$353

D.              Change in Reporting Entity

As discussed in Note A, pursuant to the Plan, Mirant contributed its interest in the Contributed Subsidiaries to the Company resulting in a change in the Mirant Mid-Atlantic reporting entity at December 31, 2005.

The following tables and discussion summarize the effects of the Contributed Subsidiaries on the previously reported Mirant Mid-Atlantic unaudited condensed combined statements of operations for the three and nine months ended September 30, 2005 (in millions):

	Three Months Ended September 30, 2005
	As Previously Reported	Adjustments	Combined
Operating revenues—affiliate	$159	$75	$234
Cost of fuel, electricity and other products—affiliate	227	33	260
Cost of fuel, electricity and other products—nonaffiliate	31	1	32
Total cost of fuel, electricity and other products	258	34	292
Gross Margin	(99)	41	(58)

Operating Expenses:
Operations and maintenance—affiliate, including restructuring	27	9	36
Operations and maintenance—nonaffiliate	17	2	19
Generation facilities rent	24	—	24
Depreciation and amortization	12	4	16
Total operating expenses	80	15	95
Operating Income (Loss)	(179)	26	(153)

Other Expense:
Interest expense—affiliate	3	1	4
Interest expense—nonaffiliate	1	—	1
Total other expense	4	1	5
Income (Loss) before Reorganization Items	(183)	25	(158)
Reorganization items, net	(1)	(1)	(2)

Net Income (Loss)	$(182)	$26	$(156)

	Nine Months Ended September 30, 2005
	As Previously Reported	Adjustments	Combined
Operating revenues—affiliate	$597	$148	$745
Cost of fuel, electricity and other products—affiliate	385	71	456
Cost of fuel, electricity and other products—nonaffiliate	92	3	95
Total cost of fuel, electricity and other products	477	74	551
Gross Margin	120	74	194

Operating Expenses:
Operations and maintenance—affiliate, including restructuring	86	23	109
Operations and maintenance—nonaffiliate	56	11	67
Generation facilities rent	75	—	75
Depreciation and amortization	36	11	47
Total operating expenses	253	45	298
Operating Income (Loss)	(133)	29	(104)

Other Expense:
Interest expense—affiliate	6	—	6
Interest expense—nonaffiliate	1	2	3
Other, net	(1)	1	—
Total other expense	6	3	9
Income (Loss) before Reorganization Items	(139)	26	(113)
Reorganization items, net	(1)	(1)	(2)

Net Income (Loss)	$(138)	$27	$(111)

The Contributed Subsidiaries were party to services agreements with Mirant Americas Energy Marketing. As a result, operating revenues-affiliate and cost of fuel, electricity and other products-affiliate reflect the additional sales and purchase transactions between the Contributed Subsidiaries and Mirant Americas Energy Marketing.

The following table summarizes the effects of the Contributed Subsidiaries on the previously reported Mirant Mid-Atlantic unaudited condensed combined statements of cash flows for the nine months ended September 30, 2005 (in millions):

	As Previously Reported	Adjustments	Combined
Cash Flows from Operating Activities:
Net income (loss)	$(138)	$27	$(111)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36	11	47
Non-cash charges for reorganization items	5	—	5
Price risk management activities	263	—	263
Post-petition interest	1	—	1
Changes in certain assets and liabilities:
Affiliate accounts receivable	(30)	1	(29)
Nonaffiliate accounts receivable	—	1	1
Prepaid rent	8	(1)	7
Materials, fuel stock and emissions allowances	37	(2)	35
Other assets	(41)	—	(41)
Other noncurrent assets	—	1	1
Accounts payable and accrued liabilities	—	(1)	(1)
Payables to affiliate	71	1	72
Accrued taxes, nonaffiliate	4	1	5
Total adjustments	354	12	366
Net cash provided by operating activities	216	39	255

Cash Flows from Investing Activities:
Capital expenditures	(43)	(11)	(54)
Issuance of notes receivable from affiliate	(327)	—	(327)
Net cash used in investing activities	(370)	(11)	(381)

Cash Flows from Financing Activities:
Repayment of long-term debt	—	(2)	(2)
Net cash used in financing activities	—	(2)	(2)
Net Increase (Decrease) in Cash and Cash Equivalents	(154)	26	(128)
Cash and Cash Equivalents, beginning of the period	247	52	299

Cash and Cash Equivalents, end of the period	$93	$78	$171

E.   Related Party Arrangements and Transactions

Power Sales Agreement with Mirant Energy Trading

All of the Company’s capacity and energy was sold at market prices to Mirant Americas Energy Marketing under a Power and Fuel Agreement in 2005. Effective January 1, 2006, the Company operated under a new Power Sale, Fuel Supply and Services Agreement with Mirant Americas Energy Marketing, with the same terms and conditions as the 2005 agreement. As of February 1, 2006, the agreement was transferred from Mirant Americas Energy Marketing to Mirant Energy Trading. Amounts due to Mirant Energy Trading, and previously to Mirant Americas Energy Marketing, for fuel purchases and due from Mirant Americas Energy Marketing for power and capacity sales are recorded as a net payable to affiliate or accounts receivable—affiliate in the accompanying condensed consolidated balance sheets because of the Company’s legal right to offset such amounts.

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

Management, Personnel and Services Agreement with Mirant Services

Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services’ direct costs of providing such services. The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying unaudited condensed consolidated and combined statements of operations for the three and nine months ended September 30, 2006 and 2005 as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of fuel, electricity and other products—affiliate	$2	$2	$5	$6
Operations and maintenance expense—affiliate	17	19	54	58
Total	$19	$21	$59	$64

Services Agreements with Mirant Energy Trading

The Company receives services from Mirant Energy Trading, which include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. For the nine months ended September 30, 2005, these services were received from Mirant Americas Energy Marketing. Amounts due to Mirant Energy Trading and due from Mirant Energy Trading under the Services Agreements are recorded as a net payable to affiliate or accounts receivable—affiliate because of the Company’s legal right of offset. Substantially all energy marketing costs are allocated to Mirant’s operating subsidiaries. For the three and nine months ended September 30, 2006, the Company incurred approximately $5 million and $14 million, respectively, in costs under these agreements, compared to $6 million and $18 million for the same periods in 2005. These costs are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated and combined statements of operations.

For the period from January 1, 2006, to January 31, 2006, the Company continued to receive these services from Mirant Americas Energy Marketing under a newly executed agreement that was transferred to Mirant Energy Trading on January 31, 2006.

Administration Arrangements with Mirant Services

Substantially all of Mirant’s corporate overhead costs are allocated to Mirant’s operating subsidiaries. For the three and nine months ended September 30, 2006, the Company incurred approximately $13 million and $36 million, respectively, in costs under these arrangements, compared to $11 million and $33 million, respectively, for the same periods in 2005. These costs are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated and combined statements of operations.

Notes Receivable from Affiliate

At December 31, 2005, the Company had current notes receivable from Mirant Americas Energy Marketing of $124 million related to the intercompany cash management program. This amount was repaid in full on June 5, 2006. For the nine months ended September 30, 2006, the Company recognized $2 million in interest income—affiliate recorded in the accompanying unaudited condensed consolidated and combined statements of operations.

Mirant Guarantees

Mirant posted pre-petition letters of credit and a guarantee on behalf of the Company to provide for the rent payment reserve required in connection with the Company’s lease obligations in the event that it was unable to pay its lease payment obligations. On January 3, 2006, as part of the Company’s emergence from bankruptcy, Mirant North America posted a $75 million letter of credit for the benefit of Mirant Mid-Atlantic to cover rent payment reserve obligations on the Company’s leases. Upon the posting of the letter of credit, the trustee returned $56 million of cash collateral to Mirant Mid-Atlantic.

Purchased Emissions Allowances

The Company purchases emissions allowances from Mirant Energy Trading at Mirant Energy Trading’s original cost to purchase the emissions allowances. Where allowances have been purchased by Mirant Energy Trading from a Mirant affiliate, the price paid by Mirant Energy Trading is determined by market indices. For the nine months ended September 30, 2006, the Company purchased $120 million of emissions allowances from Mirant Energy Trading. For the nine months ended September 30, 2005, the Company purchased $13 million of emissions allowances from Mirant Americas Energy Marketing. For the nine months ended September 30, 2005, the Company sold allowances to Mirant Americas Energy Marketing for $5 million. The allowances had a book value of $4 million. Emissions allowances purchased from Mirant Energy Trading or Mirant Americas Energy Marketing that were utilized in the three and nine months ended September 30, 2006, were $22 million and $64 million, respectively, compared to $22 million and $51 million for the same periods in 2005, and are recorded in cost of fuel, electricity and other products—affiliate in the accompanying unaudited condensed consolidated and combined statements of operations. Amounts expensed as a result of writing down emissions allowances to the lower of cost or market were $8 million and $31 million, respectively, for the three and nine months ended September 30, 2006, compared to $0 million and $4 million for the same periods in 2005. As of September 30, 2006, the Company had emissions allowances purchased from Mirant Energy Trading of $40 million, which are recorded in fuel stock and emissions allowances in the accompanying unaudited condensed consolidated balance sheets.

Sale of Emissions Allowances

In the third quarter of 2006, the Company sold to Mirant Energy Trading emissions allowances that had been granted to Mirant Potomac River. The sale for $2 million is recorded in gain on sale of assets, net—affiliate in the accompanying unaudited condensed consolidated and combined statements of operations.

Preferred Stock in Mirant Americas

Pursuant to the Plan, preferred stock in Mirant Americas, Inc. (“Mirant Americas”) was issued to Mirant Mid-Atlantic to provide credit support for environmental capital expenditures. For the nine months ended September 30, 2006, the Company recorded $9 million in Preferred Stock in affiliate and Member’s Interest in the unaudited condensed consolidated balance sheet related to the amortization of the discount on its preferred stock in Mirant Americas.

F.                Income Taxes

The Company is not subject to U.S. income taxes. If the Company was allocated income taxes attributable to its operations, pro forma income tax expense (benefit) attributable to income before tax would be $137 million and $313 million for the three and nine months ending September 30, 2006, respectively, compared to $(62) million and $(44) million for the same periods in 2005. The pro forma balance of the Company’s deferred income taxes would be a net liability of $361 million as of September 30, 2006.

G.              Bankruptcy Related Disclosures

Mirant’s Plan was confirmed by the United States Bankruptcy Court for the Northern District of Texas (the “Bankruptcy Court”) on December 9, 2005, and Mirant and the Company emerged from bankruptcy on January 3, 2006. For financial statement presentation purposes, Mirant and the Company recorded the effects of the Plan at December 31, 2005.

Reorganization Items, net

For the three and nine months ended September 30, 2005, reorganization items, net were $2 million and represented expense or income amounts that were recorded in the financial statements as a result of the bankruptcy proceedings.

H.              Litigation and Other Contingencies

The Company is involved in a number of significant legal proceedings. In certain cases plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and therefore has not made any provision for such matters unless specifically noted below. Pursuant to SFAS No. 5, “Accounting for Contingencies,” management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

As of September 30, 2006, approximately 21.2 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. A settlement entered into on May 30, 2006, among Pepco, Mirant, MC 2005, LLC f/k/a Mirant Corporation (“Old Mirant”), and various subsidiaries of Mirant, including the Company and its subsidiaries, if approved by final order in the Chapter 11 proceedings, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Under the terms of the Plan, to the extent other such unresolved claims are resolved now that the Company has emerged from bankruptcy, the claimants will be paid from the reserved shares on the same basis as if they had been paid when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims.

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

On May 30, 2006, Mirant, Mirant Power Purchase, Old Mirant, various subsidiaries of Mirant (including the Company and its subsidiaries), and a trust established pursuant to the Plan to which ownership of Old Mirant and Mirant Americas Energy Marketing was transferred (collectively the “Mirant Settling Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Pepco and various affiliates of Pepco (collectively the “Pepco Settling Parties”). Once it becomes effective, the Settlement Agreement will fully resolve the contract rejection motions that remain pending in the bankruptcy proceedings, as well as other matters currently disputed between Pepco and Mirant and its subsidiaries. The Pepco Settling Parties and the Mirant Settling Parties will release each other from all claims known as of May 30, 2006, including the fraudulent transfer claims brought by Old Mirant and several of its subsidiaries against Pepco in July 2005. The Settlement Agreement will become effective once it has been approved by the Bankruptcy Court and that approval order has become a final order no longer subject to appeal. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement

Agreement, certain holders of unsecured claims against Old Mirant in the bankruptcy proceedings have appealed that order, and it has not yet become a final order.

Under the Settlement Agreement, Mirant Power Purchase will perform any remaining obligations under the APSA, and Mirant will guaranty its performance. The Back-to-Back Agreement will be rejected and terminated effective as of May 31, 2006, unless Mirant exercises an option given to it under the Settlement Agreement to have the Back-to-Back Agreement assumed under certain conditions as described below. While the appeal filed from the Bankruptcy Court’s August 9, 2006, order approving the Settlement Agreement is pending, the parties will continue to perform their obligations under the Back-to-Back Agreement until the appeal is resolved and the approval order has become a final order. Unless the Back-to-Back Agreement is assumed, Pepco will refund to Mirant Power Purchase all payments received under the Back-to-Back Agreement for energy, capacity or other services delivered after May 31, 2006, through the date the Settlement Agreement becomes effective.

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

Environmental Matters

EPA Information Request.   In January 2001, the Environmental Protection Agency (the “EPA”) issued a request for information to Mirant concerning the implications under the EPA’s new source review (“NSR”) regulations promulgated under the Federal Clean Air Act (the “Clean Air Act”) of past repair and maintenance activities at the Potomac River plant in Virginia and the Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company’s ownership and lease of those plants. Mirant has responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation associated with operations prior to the Company’s acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Company may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. The Company’s subsidiaries owning or leasing the Chalk Point, Dickerson and Morgantown plants in Maryland will be installing a variety of emissions control equipment on those plants to comply with the Maryland Healthy Air Act, but that equipment will not include all of the emissions control equipment that could be required if a violation of the EPA’s NSR regulations is determined to have occurred at one or more of those plants. If such a violation is determined to have occurred after the Company acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Company could also be subject to fines and penalties by the state or federal government for the period after its acquisition or lease of the plant, the cost of which may be material, although applicable bankruptcy law may bar such liability for periods prior January 3, 2006, when the Plan became effective for the Company and its subsidiaries that own or lease the plants.

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

On September 27, 2004, the Company, Mirant Potomac River, the Virginia DEQ, the Maryland Department of the Environment (the “MDE”), the United States Department of Justice (the “DOJ”) and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree requires Mirant Potomac River and the Company to (1) install pollution control equipment at the Potomac River plant in Virginia and at the Morgantown plant in Maryland leased by the Company, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at the Company’s Morgantown units 1 and 2 in 2007 and 2008, the Original Consent Decree does not obligate the Company to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, the Company may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree is subject to the approval of the district court and the Bankruptcy Court. As described below, the Original

Consent Decree has not yet been approved and the parties have filed an amended proposed consent decree.

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

On July 22, 2005, the district court granted a motion filed by the City of Alexandria seeking to intervene in the district court action, although the district court imposed certain limitations on the City of Alexandria’s participation in the proceedings. On September 23, 2005, the City of Alexandria filed a motion seeking authority to file an amended complaint in the action seeking injunctive relief and civil penalties under the Clean Air Act for alleged violations by Mirant Potomac River of its Virginia Stationary Source Permit to Operate and the State of Virginia’s State Implementation Plan. Based upon a computer modeling described below in Environmental Matters—Mirant Potomac River Downwash Study, the City of Alexandria asserted that emissions from the Potomac River plant cause or contribute to exceedances of national ambient air quality standards (“NAAQS”) for sulfur dioxide (“SO2”), nitrogen dioxide (“NO2”) and particulate matter. The City of Alexandria also contended based on its modeling analysis that the plant’s emissions of hydrogen chloride and hydrogen fluoride exceed Virginia state standards. Mirant Potomac River disputes the City of Alexandria’s allegations that it has violated the Clean Air Act and Virginia law. On December 2, 2005, the district court denied the City of Alexandria’s motion seeking to file an amended complaint.

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point, LLC (“Mirant Chalk Point”) entered into and filed for approval with the United States District Court for the Eastern District of Virginia an amended consent decree (the “Amended Consent Decree”) that, if approved, will resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The district court and the Bankruptcy Court must approve the Amended Consent Decree for it to become effective. The Bankruptcy Court approved the Amended Consent Decree on June 1, 2006. The district court has not yet approved the Amended Consent Decree. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which the Company leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if the Company rejects or otherwise loses one or more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, the Company, Mirant Chalk Point and/or Mirant Potomac will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires the Company, Mirant Chalk Point and/or Mirant Potomac to install an alternative suite of environmental controls at the plants they continue to own.

On April 26, 2006, the Company and the MDE entered into an agreement to allow the Company to implement the consent decree with respect to the Morgantown plant, if the consent decree receives the necessary approvals. Under the agreement, the Company agreed to certain ammonia and particulate matter emissions limits and to submit testing results to the MDE.

Mirant Potomac River Downwash Study.   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of SO2, NO2, carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable NAAQS and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes emissions from an elevated source, such as a smokestack, to move rapidly toward the ground resulting in higher ground-level concentrations of emissions. If the modeling analysis indicated that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order required Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order.

The computer modeling analysis predicted that emissions from the Potomac River plant have the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NO2 and PM10 under certain conditions. Based on those results, the Virginia DEQ issued a directive to Mirant Potomac River on August 19, 2005, to undertake immediately such action as was necessary to ensure protection of human health and the environment and eliminate NAAQS violations. On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to the directive from the Virginia DEQ. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the Federal Energy Regulatory Commission (the “FERC”) and the Department of Energy (the “DOE”) to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to the reliability of the supply of electricity to central Washington, D.C., the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by PJM, during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The DOE advised that it would consider Mirant Potomac River’s plan in consultation with the EPA. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering further the rehearing requests. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires after November 30, 2006, but Mirant Potomac River expects it will be able to continue to operate these units after that expiration.

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

On June 1, 2006, Mirant Potomac River and the EPA executed an Administrative Compliance Order by Consent (the “ACO”) to resolve the EPA’s allegations that Mirant Potomac River violated the Clean Air Act by not immediately shutting down all units at the Potomac River facility upon receipt of the Virginia DEQ’s August 19, 2005, letter and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specifies certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits take into account whether one or both of the 230kV transmission lines serving Washington, D.C. are out of service; (ii) requires the operation of trona injection units to reduce SO2 emissions; and (iii) requires Mirant Potomac River to undertake a model evaluation study to predict ambient air quality impacts from the facility’s operations. In accordance with the specified operating scenarios, the ACO permits the facility to operate using a daily predictive modeling protocol. This protocol allows the facility to schedule operations based on whether computer modeling predicts a NAAQS exceedance, based on weather and certain operating parameters. Also, an alarm system and six ambient SO2 monitors in various sites near the facility signal potential exceedances of the NAAQS. Mirant Potomac River reports data, including modeled predictions and actual readings, to the EPA and the Virginia DEQ. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia. Mirant Potomac River is operating the Potomac River facility in accordance with the ACO and has been able to operate all five units of the facility most of the time under the ACO.

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

Suit Regarding Chalk Point Emissions.   By letter dated June 15, 2006, four environmental advocacy organizations—Environmental Integrity Project, Chesapeake Climate Action Network, Patuxent Riverkeeper and Environment Maryland Research and Policy Center—notified Mirant and the Company that they intended to file suit alleging that Mirant Chalk Point had violated the opacity limits set by the permits for Chalk Point unit 3 and unit 4 during thousands of six minute time intervals between January 2002 and March 2006. The letter indicated that the organizations intend to file suit to enjoin the violations alleged, to obtain civil penalties for past noncompliance to the extent that liability for these violations was not discharged by the bankruptcy of Mirant Chalk Point, and to recover attorneys’ fees. On August 3, 2006, Mirant, the Company, and Mirant Chalk Point filed a complaint in the Bankruptcy Court seeking an injunction barring the four organizations from filing suit as threatened in the June 15, 2006, notice on the grounds that the notice and any claim for civil penalties or other monetary relief for alleged violations occurring before January 3, 2006, violated the discharge of claims and causes of action granted Mirant Chalk Point under the Plan. On August 14, 2006, the Bankruptcy Court entered an order agreed to by the parties enjoining the four organizations from seeking monetary damages for any alleged violations occurring on or before January 3, 2006. As part of that order, the organizations agreed not to file a complaint initiating litigation concerning the alleged violations until August 30, 2006.

On August 29, 2006, MDE filed a complaint against Mirant Chalk Point in the Circuit Court for Prince George’s County, Maryland, based upon the alleged violations of the opacity limits applicable to Chalk Point units 3 and 4 that were the focus of the June 15, 2006, notice letter from the environmental organizations and seeking civil penalties, injunctive relief and costs. Simultaneously with the filing of the complaint, Mirant Chalk Point and the MDE filed a proposed Consent Decree to resolve the issues raised by the Complaint. That Consent Decree was approved by the Maryland court on September 11, 2006. The Consent Decree subjects Chalk Point unit 3 to more stringent opacity and particulate standards and requires it when burning fuel oil to use fuel oil with lower sulfur content than previously allowed under its permits. Mirant Chalk Point agreed in the Consent Decree to burn natural gas in Chalk Point units 3 and 4 for 95% of their heat input during certain months, subject to some exceptions.

On August 30, 2006, the four environmental organizations filed suit in the United States District Court for the District of Maryland against Mirant, the Company, and Mirant Chalk Point asserting that emissions from Chalk Point units 3 and 4 had violated opacity limits set under the Clean Air Act and state law on numerous occasions since January 4, 2006. The plaintiffs seek an injunction prohibiting further violations by Chalk Point units 3 and 4 of the Clean Air Act, civil penalties of up to $32,500 for each violation of the Clean Air Act, additional civil penalties for mitigation projects, and attorneys’ fees. On September 22, 2006, the Mirant defendants filed a motion to dismiss, arguing that under the Clean Air Act the MDE’s prosecution of the same alleged violations in the Maryland state court proceeding and their resolution through the Consent Decree barred the plaintiffs’ suit.

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

On January 18, 2005, Mirant Potomac River and the Company filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint sought to overturn the actions taken by the City Council on December 18, 2004, changing the zoning status of Mirant

Potomac River’s generating plant and approving revocation of the 1989 SUPs, on the grounds that those actions violated federal, state and city laws. The complaint asserted, among other things, that the actions taken by the City Council constituted unlawful spot zoning, were arbitrary and capricious, constituted an unlawful attempt by the City Council to regulate emissions from the plant, and violated Mirant Potomac River’s due process rights. Mirant Potomac River and the Company requested the court to enjoin the City of Alexandria and the City Council from taking any enforcement action against Mirant Potomac River or from requiring it to obtain a special use permit for the continued operation of its generating plant. On January 18, 2006, the court issued an oral ruling following a trial that the City of Alexandria acted unreasonably and arbitrarily in changing the zoning status of Mirant Potomac River’s generating plant and in revoking the 1989 SUPs. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant adopted December 18, 2004, to be invalid and vacating the City Council’s revocation of the 1989 SUPs. The City of Alexandria filed a petition with the Virginia Supreme Court seeking to appeal this judgment, and on September 11, 2006, the Virginia Supreme Court agreed to hear the appeal.

Pepco Assertion of Breach of Local Area Support Agreement

Following the shutdown of the Potomac River plant on August 24, 2005, Mirant Potomac River notified Pepco on August 30, 2005, that it considered the circumstances resulting in the shutdown of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000, between Pepco and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give Pepco several years advance notice of any indefinite or permanent shutdown of the plant and to pay all or a portion of certain costs incurred by Pepco for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. On September 13, 2005, Pepco notified Mirant Potomac River that it considers Mirant Potomac River’s shutdown of the plant to be a material breach of the Local Area Support Agreement that is not excused under the force majeure provisions of the agreement. Pepco contends that Mirant Potomac River’s actions entitle Pepco to recover as damages the cost of constructing additional transmission facilities. Pepco, on January 24, 2006, filed a notice of administrative claims in the bankruptcy proceedings asserting that Mirant Potomac River’s shutdown of the Potomac River plant causes Mirant Potomac River to be liable for the cost of such transmission facilities, which cost it estimates to be in excess of $70 million. Mirant Potomac River disputes Pepco’s interpretation of the agreement. The outcome of this matter cannot be determined at this time.

If it is approved by a final order of the Bankruptcy Court, the Settlement Agreement entered into on May 30, 2006, by the Mirant Settling Parties and the Pepco Settling Parties would resolve all claims asserted by Pepco against Mirant Potomac River arising out of the suspension of operations of the Potomac River plant in August 2005. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but certain holders of unsecured claims in the bankruptcy proceedings have appealed that order, and the order has not yet become a final order. Under the Settlement Agreement, Pepco would release all claims it has asserted against Mirant Potomac River related to the shutdown of the plant in return for the claim Pepco receives in the Mirant bankruptcy proceeding.

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

Item 2.                        Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated and combined financial statements and the notes thereto, which are included elsewhere in this report.

Overview

We are an independent energy company whose revenues and gross margin primarily are generated through the production of electricity in the United States. We emerged from Chapter 11 on January 3, 2006.

Our gross margin for the three and nine months ended September 30, 2006, was $453 million and $1.108 billion, respectively. These amounts included significant unrealized gains from hedging activities primarily due to the decline in forward power prices from December 31, 2005, levels. Our realized gross margin for the three and nine months ended September 30, 2006, was $267 million and $597 million, respectively, compared to $215 million and $457 million, respectively, for the same periods in 2005.

Prior to 2006, we hedged a substantial portion of our baseload coal-fired generation through over-the-counter transactions. As a result, we achieved a significant increase in our realized gross margin for the nine months ended September 30, 2006, as compared to the same period in 2005 because our generation was hedged at higher gross margins for this period than for the same period in 2005. Our intermediate and peaking generation volumes generally were lower in the nine months ended September 30, 2006, than in the same period of 2005, due to generally milder weather and higher oil prices in 2006.

In January 2006, we entered into financial swap transactions with a counterparty pursuant to which we economically hedged approximately 80%, 50% and 50% of our expected on-peak coal-fired baseload generation for 2007, 2008 and 2009, respectively. The financial swap transactions are senior unsecured obligations and do not require the posting of cash collateral either for initial margin or for securing exposure due to changes in power prices.

Results of Operations

Our operating revenues and expenses from affiliates and nonaffiliates aggregated by classification are as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
Gross Margin	$453	$(58)	$511	$1,108	$194	$914
Operating Expenses:
Operations and maintenance
Affiliate	35	36	(1)	104	109	(5)
Nonaffiliate	21	19	2	77	67	10
Generation facilities rent	24	24	—	72	75	(3)
Depreciation and amortization	19	16	3	55	47	8
Gain on sale of assets, net
Affiliate	(2)	—	(2)	(2)	—	(2)
Nonaffiliate	—	—	—	(5)	—	(5)
Total operating expenses	97	95	2	301	298	3
Operating income (loss)	356	(153)	509	807	(104)	911
Other expense (income), net
Affiliate	—	4	(4)	(2)	6	(8)
Nonaffiliate	—	1	(1)	(1)	3	(4)
Reorganization items, net	—	(2)	2	—	(2)	2
Net Income (Loss)	$356	$(156)	$512	$810	$(111)	$921

Our capacity factor (average percentage of full capacity used over a specific period) for the three and nine months ended September 30, 2006, was 44% and 36%, respectively, compared to 51% and 40% for the same periods in 2005. Our power generation volumes for the three and nine months ended September 30, 2006 (in gigawatt hours) were 5,066 and 12,385, respectively, compared to 5,922 and 13,964 for the same periods in 2005.

Gross Margin

Our gross margin increased by $511 million and $914 million, respectively, for the three and nine months ended September 30, 2006, compared to the same periods for 2005. The following table details gross margin by realized and unrealized margin for the three and nine months ended September 30, 2006 and 2005 (in millions):

Three Months Ended September 30,	Realized	Unrealized	Total
2006	$267	$186	$453
2005	215	(273)	(58)
Increase	$52	$459	$511

Nine Months Ended September 30,	Realized	Unrealized	Total
2006	$597	$511	$1,108
2005	457	(263)	194
Increase	$140	$774	$914

The increase in gross margin is detailed as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	Increase/ (Decrease)	2006	2005	Increase/ (Decrease)
Energy(1)	$239	$368	$(129)	$457	$636	$(179)
Contracted and capacity(2)	12	21	(9)	31	49	(18)
Incremental realized value of hedges(3)	16	(174)	190	109	(228)	337
Unrealized gains (losses)(4)	186	(273)	459	511	(263)	774
Total	$453	$(58)	$511	$1,108	$194	$914

(1)          Energy includes gross margin from the generation of electricity, emissions allowances sales and purchases and fuel sales.

(2)          Contracted and capacity relates to revenue received through installed capacity mechanisms and revenue from ancillary services.

(3)          Incremental realized value of hedges reflects the actual margin upon the settlement of our power and fuel hedging contracts.

(4)          Unrealized gains (losses) reflect the unrealized portion of our derivative hedging contracts.

Three Months Ended September 30, 2006 versus September 30, 2005

Our gross margin increased by $511 million primarily due to the following:

•       an increase of $459 million related to hedging activities as a result of $186 million of unrealized gains for the three months ended September 30, 2006, compared to unrealized losses of $273 million for the same period in 2005. Unrealized gains in 2006 are primarily due to the increased value associated with forward power contracts for future periods as a result of decreases in forward power prices in the period, partially offset by the settlement of power contracts for which unrealized gains had previously been recorded. Unrealized losses for the third quarter of 2005 were primarily due to increases in power prices as a result of increased gas prices;

•       an increase of $190 million in incremental realized value of hedges primarily related to the settlement of power contracts at prices higher than market prices for the period; and

•       a decrease of $129 million in energy primarily related to lower power prices and lower generation volumes. Power prices were lower due to significantly lower gas prices in 2006 compared to the same period in 2005. Our baseload coal units volumes decreased slightly and our 14% total decrease in generation volumes was driven by significantly lower volumes generated by our oil-fired units. A sharp decrease in power prices combined with average oil prices that were somewhat higher than in 2005, resulted in our oil-fired units not being able to dispatch economically for most of the period.

Nine Months Ended September 30, 2006 versus September 30, 2005

Our gross margin increased by $914 million primarily due to the following:

•       an increase of $774 million related to hedging activities as a result of $511 million of unrealized gains for the nine months ended September 30, 2006, compared to unrealized losses of $263 million for the same period in 2005. Unrealized gains in 2006 are primarily due to the increased value associated with forward power contracts for future periods as a result of decreases in forward power prices in the period and the settlement of power contracts in 2006 for which unrealized losses had been recognized in prior periods. In the nine months ended September 30, 2005, increases in power prices as a result of increased gas prices were the primary driver for the unrealized losses for that period, partially offset by the settlement of power contracts for which unrealized losses had previously been recognized and an increase in the value of fuel hedges due to higher fuel prices;

•       an increase of $337 million in incremental realized value of hedges primarily related to the settlement of power contracts at prices higher than market prices for the period; and

•       a decrease of $179 million in energy primarily related to lower power prices and lower generation volumes as well as increased expenses for sulfur dioxide (“SO2”) emissions allowances. Power prices were lower due to significantly lower gas prices in 2006 compared to the same period in 2005. Our baseload coal units volumes were relatively unchanged and our 11% total decrease in generation volumes was driven by significantly lower volumes generated by our oil-fired units. A slight decrease in power prices combined with average oil prices that were sharply higher than in 2005, resulted in our oil-fired units not being able to dispatch economically for most of the period.

Financial Condition

Cash Flows

Operating Activities.   Our cash provided by operating activities is impacted by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities increased by $109 million for the nine months ended September 30, 2006, compared to the same period in 2005.This increase is primarily a result of the following:

•       an increase in realized gross margin of $140 million. See Results of Operations for additional discussion of our improved performance in 2006 compared to the same period in 2005; partially offset by

•       a decrease of $33 million in the net source of cash provided by changes in working capital in 2006 compared to the same period in 2005.

Investing Activities.   Net cash provided by investing activities was $55 million for the nine months ended September 30, 2006, compared to net cash used in investing activities of $381 million for the same period in 2005. The difference was primarily due to the following:

•       capital expenditures increased $27 million due to additional environmental capital expenditures in 2006;

•       we received repayment of notes receivable from affiliate of $124 million in 2006 compared to issuances of notes receivable from affiliate of $327 million in 2005; and

•       we received $12 million in proceeds from the 2006 sale of the Mirant Service Center.

Financing Activities.   Net cash used in financing activities for the nine months ended September 30, 2006, was $565 million compared to $2 million for the same period in 2005. The increase is due to the distribution to member of $563 million in 2006.

Other Developments

Reliability Pricing Model

On August 31, 2005, Pennsylvania-New Jersey-Maryland Interconnection, LLC (“PJM”) filed its Reliability Pricing Model (“RPM”) with the Federal Energy Regulatory Commission (the “FERC”) to replace its current capacity market rules. The RPM proposal would provide for a four-year forward capacity auction using a demand curve and locational deliverability zones for capacity phased in over a several year period beginning on June 1, 2006. On November 5, 2005, PJM proposed to delay the effective date of the RPM until June 1, 2007. On April 20, 2006, the FERC issued an order generally finding aspects of PJM’s RPM filing to be just and reasonable, but the FERC also established further procedures including a paper hearing and staff technical conference to resolve the remaining issues and encouraged the parties to seek a negotiated resolution. Settlement talks under the supervision of a FERC-appointed settlement judge began on June 5, 2006. On August 3, 2006, the settlement judge issued a report stating that most of the active parties to the case have reached a confidential agreement in principle, and would work to develop a more detailed settlement agreement to be filed by September 27, 2006. On September 29, 2006, a comprehensive settlement package was filed with the FERC that would replace both PJM’s RPM filing and existing capacity market. The settlement provides for a three-year forward capacity auction using a modified demand curve from the RPM filing and locational deliverability zones that will be phased in over several years. Parties to the settlement requested that the FERC approve the settlement without modification by December 22, 2006, so that it may go into effect by June 1, 2007. It is impossible to predict whether the FERC will approve the settlement without conditions or modifications. However, if the FERC approves the settlement in a form not materially different from what was filed, increased opportunities for our power plants to receive more revenues for their capacity will result.

Environmental Regulation

Maryland Healthy Air Act.   On August 3, 2006, we announced a plan to comply with the requirements of the Maryland Healthy Air Act by reducing SO2 emissions by as much as 95% at our Maryland power plants. We will install flue gas desulfurization (“FGD”) emissions controls at our three Maryland power plants: Chalk Point generating station located in Prince George’s County, Dickerson generating station located in Montgomery County, and Morgantown generating station located in Charles County. In addition, we will install a selective catalytic reduction (“SCR”) system at the Chalk Point facility that will further reduce nitrogen oxide (“NOx”) emissions by approximately 92%. Together, the FGDs and the SCR will reduce by approximately 90% the emissions of ionic mercury from the three power plants. We anticipate that the capital expenditures required to achieve compliance will be approximately $1.3 billion to $1.5 billion from 2006 through 2009. We expect that cash flows from operations will be sufficient to fund these capital expenditures.

Regional Greenhouse Gas Initiative and State CO2 Regulation.   Concern over climate change, deemed by many to be induced by rising levels of greenhouse gases in the atmosphere, continues to result in significant legislative and regulatory efforts to limit greenhouse gas emissions.

On August 16, 2006, a model rule was finalized and seven states in the Northeast will move forward with the implementation of a cooperative known as the Regional Greenhouse Gas Initiative (“RGGI”). This is a multi-state regional initiative that uses a regional cap and trade program to reduce carbon dioxide (“CO2”) emissions from power plants of 25 MW or greater. The program aims to stabilize CO2 emissions to current levels from 2009 to 2015. This will be followed by a 10% reduction in emissions by 2019. Maryland may join the RGGI states. If  it does, the Company’s facilities in Maryland will be impacted, and we are evaluating our options to comply wih the requirements of the rule.

Critical Accounting Policies and Estimates

The accounting estimates described below are considered critical to obtaining an understanding of our unaudited condensed consolidated and combined financial statements because their application requires significant estimates and judgments by management in preparing our unaudited condensed consolidated and combined financial statements. Management’s estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the following conditions apply:

•       the estimate requires significant assumptions; and

•       changes in the estimate could have a material effect on our consolidated and combined results of operations or financial condition; or,

•       if different estimates that could have been selected had been used, there could be a material impact on our consolidated and combined results of operations or financial condition.

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

The accrual model has historically been used to account for our generation revenue from the sale of energy. We recognize affiliate and nonaffiliate revenue when electric power is delivered to an affiliate or customer pursuant to contractual commitments that specify volume, price and delivery requirements and collection of such revenue is probable. Some affiliate sales of energy are based on economic dispatch, or they may be ‘as-ordered’ by PJM, based on member participation agreements, but without an underlying contractual commitment. ISO revenues and revenues for sales of energy based on economic dispatch are recorded on the basis of megawatt hours delivered, at the relevant day-ahead or real-time prices. We also recognize affiliate revenue when ancillary services have been performed and collection of such revenue is probable.

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

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”), derivative contracts are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings unless they qualify for a scope exception. Management considers fair value techniques, valuation adjustments related to credit and liquidity and judgments related to the probability of completing forecasted transactions to be critical accounting estimates. These estimates are considered significant because they are highly susceptible to change from period to period and are dependent on many subjective factors. The fair value of derivative contracts is included in price risk management assets and liabilities-affiliate and nonaffiliate in our condensed consolidated balance sheets. Transactions that do not qualify for accounting under SFAS No. 133, either because they are not derivatives or because they qualify for a scope exception, are accounted for under accrual accounting as described above.

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

The fair value of price risk management assets and liabilities affiliate and nonaffiliate in our condensed consolidated balance sheets is also impacted by our assumptions as to interest rate, counterparty credit risk and liquidity risk. The nominal value of the contracts is discounted using a forward interest rate curve based on the London Interbank Offered Rate (“LIBOR”). In addition, the fair value of our derivative contracts is reduced to reflect the estimated risk of default of counterparties on their contractual obligations to us.

Effect if Different Assumptions Used.   The amounts recorded as revenues and cost of fuel, electricity and other revenue change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting under SFAS No. 133, certain components of our financial statements, including gross margin, operating income and balance sheet ratios, are at times volatile and subject to fluctuations in value primarily due to changes in energy and fuel prices. Due to the complexity of the models used to value the derivative instruments each period, a significant change in estimate could have a material impact on our results of operations and cash flows at the time contracts are ultimately settled. See Note C to our unaudited condensed consolidated and combined financial statements for further information on price risk management assets and liabilities.

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

Asset Retirement Obligations

Nature of Estimates Required.   We account for asset retirement obligations under SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”), and under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirements, an Interpretation of FASB Statement No. 143” (“FIN 47”). SFAS No. 143 and FIN 47 require an entity to recognize the fair value of a liability for conditional and unconditional asset retirement obligations in the period in which they are incurred. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 and FIN 47 are those obligations for which a requirement exists under enacted laws, statutes and written or oral contractions, including obligations arising under the doctrine of promissory estoppel. Asset retirement obligations are estimated using the estimated current cost to satisfy the retirement obligation, increased for inflation through the expected period of retirement and discounted back to present value at our credit-adjusted risk-free rate. We have identified certain retirement obligations within our power generation operations. These asset retirement obligations are primarily related to asbestos abatement at some of our generating facilities, the removal of oil storage tanks, equipment on leased property and other environmental obligations related to the closing of ash disposal sites.

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

Asset Impairments

Nature of Estimates Required.   We evaluate our long-lived assets, including goodwill and other intangible assets for impairment in accordance with applicable accounting guidance. The amount of an impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted expected future cash flows attributable to the asset or in the case of assets we expect to sell, at fair value less costs to sell.

Property, Plant and Equipment and Definite-Lived Intangibles

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires management to recognize an impairment charge if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible is less than the carrying value of that asset. We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangibles for impairment whenever indicators of impairment exist or when we commit to sell the asset. These evaluations of long-

lived assets and definite-lived intangibles may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as other economic or operations analyses. If the carrying amount is not recoverable, an impairment charge is recorded.

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

Goodwill and Other Intangible Assets

Nature of Estimates Required.   We evaluate our goodwill and other intangible assets for impairment at least annually and periodically if indicators of impairment are present in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” An impairment occurs when the fair value of a reporting unit is less than its carrying value including goodwill. For this test our business constitutes a single reporting unit. The amount of the impairment charge, if an impairment exists, is calculated as the difference between the fair value of the reporting unit goodwill and its carrying value. We perform our annual assessment of goodwill at October 31 and whenever contrary evidence exists as to the recoverability of goodwill.

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

We performed our last annual evaluation for goodwill impairment at October 31, 2005, based on the Company’s most recent business plan and market data from independent sources. The annual evaluation of goodwill indicated that there was no impairment in 2005.

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

Litigation

We are currently involved in certain legal proceedings. These legal proceedings are discussed in Part II Item 1. “Legal Proceedings” and Note H to the unaudited condensed consolidated and combined financial statements contained elsewhere in this report. We estimate the range of liability through discussions with legal counsel and analysis of applicable case law and legal precedents. We record our best estimate of a loss, if estimable, when the loss is considered probable, or the low end of our range if no estimate is better than another estimate within a range of estimates. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially impact our results of operations, and the ultimate resolution may be materially different from the estimates that we make.

Item 3.                        Quantitative and Qualitative Disclosures about Market Risk

In connection with our power generating business we are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” for a discussion of the accounting treatment for our price risk management activities and see Note C to the unaudited condensed consolidated and combined financial statements for detail of our price risk management assets and liabilities.

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2006. Based upon this assessment, our management concluded that, as of September 30, 2006, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART II

Item 1.                        Legal Proceedings

The descriptions below update and should be read in conjunction with the complete descriptions in the section titled “Legal Proceedings” in the Company’s Form 10-K for the period ended December 31, 2005, and Form 10-Qs for the quarters ended March 31, 2006 and June 30, 2006.

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

As of September 30, 2006, approximately 21.2 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. A settlement entered into on May 30, 2006, among Pepco, Mirant, MC 2005, LLC f/k/a Mirant Corporation (“Old Mirant”), and various subsidiaries of Mirant, including the Company and its subsidiaries, if approved by final order in the Chapter 11 proceedings, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Under the terms of the Plan, to the extent other such unresolved claims are resolved now that the Company has emerged from bankruptcy, the claimants will be paid from the reserved shares on the same basis as if they had been paid when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and Mirant Americas Generation, LLC would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims.

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

On May 30, 2006, Mirant, Mirant Power Purchase, Old Mirant, various subsidiaries of Mirant (including the Company and its subsidiaries), and a trust established pursuant to the Plan to which ownership of Old Mirant and Mirant Americas Energy Marketing was transferred (collectively the “Mirant Settling Parties”) entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Pepco and various affiliates of Pepco (collectively the “Pepco Settling Parties”). Once it becomes effective, the Settlement Agreement will fully resolve the contract rejection motions that remain pending in the bankruptcy proceedings, as well as other matters currently disputed between Pepco and Mirant and its subsidiaries. The Pepco Settling Parties and the Mirant Settling Parties will release each other from all claims known as of May 30, 2006, including the fraudulent transfer claims brought by Old Mirant and several of its subsidiaries against Pepco in July 2005. The Settlement Agreement will become effective once it has been approved by the Bankruptcy Court and that approval order has become a final order no longer subject to appeal. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, certain holders of unsecured claims against Old Mirant in the bankruptcy proceedings have appealed that order, and it has not yet become a final order.

Under the Settlement Agreement, Mirant Power Purchase will perform any remaining obligations under the APSA, and Mirant will guaranty its performance. The Back-to-Back Agreement will be rejected and terminated effective as of May 31, 2006, unless Mirant exercises an option given to it under the Settlement Agreement to have the Back-to-Back Agreement assumed under certain conditions as described below. While the appeal filed from the Bankruptcy Court’s August 9, 2006, order approving the Settlement Agreement is pending, the parties will continue to perform their obligations under the Back-to-Back Agreement until the appeal is resolved and the approval order has become a final order. Unless the Back-to-Back Agreement is assumed, Pepco will refund to Mirant Power Purchase all payments received under the Back-to-Back Agreement for energy, capacity or other services delivered after May 31, 2006, through the date the Settlement Agreement becomes effective.

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

The Settlement Agreement grants Pepco a claim against Old Mirant in Old Mirant’s bankruptcy proceedings that will result in Pepco receiving common stock of Mirant and cash having a value, after liquidation of the stock by Pepco, equal to $520 million, subject to certain adjustments. Upon the Settlement Agreement becoming effective, Mirant will distribute up to 18 million shares of Mirant common stock to Pepco to satisfy its claim and Pepco will liquidate those shares. The shares are to be distributed to Pepco in two distributions, the first totaling 13.5 million shares and the second to be determined by Mirant after the Settlement Agreement becomes effective so as to produce upon liquidation total net proceeds from both share distributions as near to $520 million as possible, subject to the overall cap on the shares to be distributed of 18 million shares. If the net proceeds received by Pepco from the liquidation of the shares are less than $520 million, Mirant will pay Pepco cash equal to the difference. If the closing price of Mirant’s stock is less than $16.00 on four business days in a 20 consecutive business day period prior to any distribution of shares to Pepco on its claim, then Mirant can elect to have the Back-to-Back Agreement assumed and assigned to Mirant Power Purchase rather than rejecting it. If Mirant exercises this right to have the Back-to-Back Agreement assumed, then the $520 million is reduced to $70 million and Mirant Power Purchase would continue to perform the Back-to-Back Agreement through its expiration in 2021 with Mirant guaranteeing its performance. The Settlement Agreement allocates the $70 million to various claims asserted by Pepco that do not arise from the rejection of the Back-to-Back Agreement, including claims asserted under the Local Area Support Agreement between Pepco and Mirant Potomac River, LLC (“Mirant Potomac River”).

Environmental Matters

Mirant Potomac River Downwash Study.   On September 23, 2004, the Virginia Department of Environmental Quality (the “Virginia DEQ”) and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of sulfur dioxide (“SO2”), nitrogen dioxide (“NO2”), carbon monoxide (“CO”) and particulate matter less than or equal to 10 micrometers (“PM10”) for comparison to the applicable national ambient air quality standards (“NAAQS”) and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes emissions from an elevated source, such as a smokestack, to move rapidly toward the ground resulting in higher ground-level concentrations of emissions. If the modeling analysis indicated that emissions from the facility may cause exceedances of the NAAQS for SO2, NO2, CO or PM10, or exceedances of mercury compared to Virginia Standards of Performance for Toxic Pollutants, the consent order required Mirant Potomac River to submit to the Virginia DEQ a plan and schedule to eliminate and prevent such exceedances on a timely basis. Upon approval by the Virginia DEQ of the plan and schedule, the approved plan and schedule is to be incorporated by reference into the consent order.

The computer modeling analysis predicted that emissions from the Potomac River plant have the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NO2 and

PM10 under certain conditions. Based on those results, the Virginia DEQ issued a directive to Mirant Potomac River on August 19, 2005, to undertake immediately such action as was necessary to ensure protection of human health and the environment and eliminate NAAQS violations. On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to the directive from the Virginia DEQ. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the Federal Energy Regulatory Commission (the “FERC”) and the Department of Energy (the “DOE”) to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On September 21, 2005, Mirant Potomac River commenced partial operation of one unit of the plant. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to the reliability of the supply of electricity to central Washington, D.C., the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by Pennsylvania-New Jersey-Maryland Interconnection, LLC (“PJM”), during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The DOE advised that it would consider Mirant Potomac River’s plan in consultation with the Environmental Protection Agency (the “EPA”). The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering further the rehearing requests. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires after November 30, 2006, but Mirant Potomac River expects it will be able to continue to operate these units after that expiration.

In a letter received December 30, 2005, the EPA invited Mirant Potomac River and the Virginia DEQ to work with the EPA to ensure that Mirant Potomac River’s operating plan submitted to the DOE adequately addresses NAAQS issues. The EPA also asserts in its letter that Mirant Potomac River did not immediately undertake action as directed by the Virginia DEQ’s August 19, 2005, letter and failed to comply with the requirements of the Virginia State Implementation Plan established by that letter. Mirant Potomac River received a second letter from the EPA on December 30, 2005, requiring Mirant to provide certain requested information as part of an EPA investigation to determine the Federal Clean Air Act (the “Clean Air Act”) compliance status of the Potomac River generating facility. On January 9, 2006, the FERC issued an order directing PJM and Pepco to file a long-term plan to maintain adequate reliability in the Washington, D.C. area and surrounding region and a plan to provide adequate reliability pending implementation of this long-term plan. On February 8, 2006, PJM and Pepco filed their proposed reliability plans.

On June 1, 2006, Mirant Potomac River and the EPA executed an Administrative Compliance Order by Consent (the “ACO”) to resolve the EPA’s allegations that Mirant Potomac River violated the Clean Air Act by not immediately shutting down all units at the Potomac River facility upon receipt of the Virginia DEQ’s August 19, 2005, letter and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specifies certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits take into account whether one or both of the 230kV transmission lines serving Washington D.C. are out of service; (ii) requires the operation of trona injection units to reduce SO2 emissions; and (iii) requires Mirant Potomac River to undertake a model evaluation study to predict ambient air quality impacts from the facility’s operations. In accordance with the specified operating scenarios, the ACO permits the facility to operate using a daily predictive modeling protocol. This protocol allows the facility to schedule operations based on whether computer modeling predicts a NAAQS exceedance, based on weather and certain operating parameters. Also, an alarm system and six ambient SO2 monitors in various sites near the facility signal potential exceedances of the NAAQS. Mirant Potomac River reports data, including modeled predictions and actual readings, to the EPA and the Virginia DEQ. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia. Mirant Potomac River is operating the Potomac River facility in accordance with the ACO and has been able to operate all five units of the facility most of the time under the ACO.

Suit Regarding Chalk Point Emissions.   By letter dated June 15, 2006, four environmental advocacy organizations—Environmental Integrity Project, Chesapeake Climate Action Network, Patuxent Riverkeeper and Environment Maryland Research and Policy Center—notified Mirant and the Company that they intended to file suit alleging that Mirant Chalk Point, LLC (“Mirant Chalk Point”) had violated the opacity limits set by the permits for Chalk Point unit 3 and unit 4 during thousands of six minute time intervals between January 2002 and March 2006. The letter indicated that the organizations intend to file suit to enjoin the violations alleged, to obtain civil penalties for past noncompliance to the extent that liability for these violations was not discharged by the bankruptcy of Mirant Chalk Point, and to recover attorneys’ fees. On August 3, 2006, Mirant, the Company, and Mirant Chalk Point filed a complaint in the Bankruptcy Court seeking an injunction barring the four organizations from filing suit as threatened in the June 15, 2006, notice on the grounds that the notice and any claim for civil penalties or other monetary relief for alleged violations occurring before January 3, 2006, violated the discharge of claims and causes of action granted Mirant Chalk Point under the Plan. On August 14, 2006, the Bankruptcy Court entered an order agreed to by the parties enjoining the four organizations from seeking monetary damages for any alleged violations occurring on or before January 3, 2006. As part of that order, the organizations agreed not to file a complaint initiating litigation concerning the alleged violations until August 30, 2006.

On August 29, 2006, the Maryland Department of the Environment (the “MDE”) filed a complaint against Mirant Chalk Point in the Circuit Court for Prince George’s County, Maryland, based upon the alleged violations of the opacity limits applicable to Chalk Point units 3 and 4 that were the focus of the June 15, 2006, notice letter from the environmental organizations and seeking civil penalties, injunctive relief and costs. Simultaneously with the filing of the complaint, Mirant Chalk Point and the MDE filed a proposed Consent Decree to resolve the issues raised by the Complaint. That Consent Decree was approved by the Maryland court on September 11, 2006. The Consent Decree subjects Chalk Point unit 3 to more stringent opacity and particulate standards and requires it when burning fuel oil to use fuel oil with lower sulfur content than previously allowed under its permits. Mirant Chalk Point agreed in the Consent Decree to burn natural gas in Chalk Point units 3 and 4 for 95% of their heat input during certain months, subject to some exceptions.

On August 30, 2006, the four environmental organizations filed suit in the United States District Court for the District of Maryland against Mirant, the Company, and Mirant Chalk Point asserting that emissions from Chalk Point units 3 and 4 had violated opacity limits set under the Clean Air Act and state law on numerous occasions since January 4, 2006. The plaintiffs seek an injunction prohibiting further violations by Chalk Point units 3 and 4 of the Clean Air Act, civil penalties of up to $32,500 for each violation of the Clean Air Act, additional civil penalties for mitigation projects, and attorneys’ fees. On September 22, 2006, the Mirant defendants filed a motion to dismiss, arguing that under the Clean Air Act the MDE’s prosecution of the same alleged violations in the Maryland state court proceeding and their resolution through the Consent Decree barred the plaintiffs’ suit.

City of Alexandria Zoning Action

On January 18, 2005, Mirant Potomac River and the Company filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria. The complaint sought to overturn the actions taken by the City Council on December 18, 2004, changing the zoning status of Mirant Potomac River’s generating plant and approving revocation of certain special use permits (the “1989 SUPs”), on the grounds that those actions violated federal, state and city laws. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and Mirant Mid-Atlantic declaring the change in the zoning status of Mirant Potomac River’s generating plant adopted December 18, 2004, to be invalid and vacating the City Council’s revocation of the 1989 SUPs. The City of Alexandria filed a petition with the Virginia Supreme Court seeking to appeal this judgment, and on September 11, 2006, the Virginia Supreme Court agreed to hear the appeal.

Pepco Assertion of Breach of Local Area Support Agreement

Following the shutdown of the Potomac River plant on August 24, 2005, Mirant Potomac River notified Pepco on August 30, 2005, that it considered the circumstances resulting in the shutdown of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000, between Pepco and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give Pepco several years advance notice of any indefinite or permanent shutdown of the plant and to pay all or a portion of certain costs incurred by Pepco for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. On September 13, 2005, Pepco notified Mirant Potomac River that it considers Mirant Potomac River’s shutdown of the plant to be a material breach of the Local Area Support Agreement that is not excused under the force majeure provisions of the agreement. Pepco contends that Mirant Potomac River’s actions entitle Pepco to recover as damages the cost of constructing additional transmission facilities. Pepco, on January 24, 2006, filed a notice of administrative claims in the bankruptcy proceedings asserting that Mirant Potomac River’s shutdown of the Potomac River plant causes Mirant Potomac River to be liable for the cost of such transmission facilities, which cost it estimates to be in excess of $70 million. Mirant Potomac River disputes Pepco’s interpretation of the agreement. The outcome of this matter cannot be determined at this time.

If it is approved by a final order of the Bankruptcy Court, the Settlement Agreement entered into on May 30, 2006, by the Mirant Settling Parties and the Pepco Settling Parties would resolve all claims asserted by Pepco against Mirant Potomac River arising out of the suspension of operations of the Potomac River plant in August 2005. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, but certain holders of unsecured claims in the bankruptcy proceedings have appealed that order, and the order has not yet become a final order. Under the Settlement Agreement, Pepco would release all claims it has asserted against Mirant Potomac River related to the shutdown of the plant in return for the claim Pepco receives in the Mirant bankruptcy proceeding.

There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and Form 10-Qs for the quarters ended March 31, 2006 and June 30, 2006.

Item 1A.                Risk Factors

There have been no material changes in risk factors since those reported in Mirant Mid-Atlantic’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 6.                        Exhibits

(a)         Exhibits.

Exhibit Number	Exhibit Name
2.1*	Amended and Restated Joint Chapter 11 Plan of Reorganization for Registrant and its Affiliated Debtors (Designated on Form 8-K filed December 15, 2005, as Exhibit 2.1)
3.1*	Certificate of Formation of Southern Energy Mid-Atlantic (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 3.1)
3.2	Amended and Restated Limited Liability Company Agreement of Mirant Mid-Atlantic, LLC, dated as of January 3, 2006.
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

*                    Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2006.

MIRANT MID-ATLANTIC, LLC

By:	/s/ THOMAS LEGRO
Thomas Legro
Vice President and Controller (Principal Accounting Officer)