Form 10-Q
period 2007-03-31
MIRANT MID ATLANTIC LLC
filed 2007-05-14
CIK 1138258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Glossary of Certain Defined Terms

ACO—Administrative Compliance Order.

APB—Accounting Principles Board.

APB No. 22—APB Opinion No. 22, Disclosure of Accounting Policies.

APSA—Asset Purchase and Sale Agreement.

Bankruptcy Code—United States Bankruptcy Code.

Bankruptcy Court—United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division.

Baseload Generating Units—Units that satisfy minimum baseload requirements of the system and produce electricity at an essentially constant rate and run continuously.

Clean Air Act—Federal Clean Air Act.

CO—Carbon monoxide.

Company—Mirant Mid-Atlantic and its subsidiaries.

DOE—Department of Energy.

DOJ—Department of Justice.

EITF—The Emerging Issues Task Force formed by the Financial Accounting Standards Board.

EITF 02-3—EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading  Purposes and Contracts Involved in Energy Trading and Risk Management Activities.

EITF 06-3—EITF Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).

EPA—Environmental Protection Agency.

FASB—Financial Accounting Standards Board.

FERC—Federal Energy Regulatory Commission.

FIN—FASB Interpretation.

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

MAAC—Mid-Atlantic Area Council.

MDE—Maryland Department of the Environment.

Mirant—Old Mirant prior to January 3, 2006, and New Mirant on or after January 3, 2006.

Mirant Americas—Mirant Americas, Inc.

Mirant Americas Generation—Mirant Americas Generation, LLC.

Mirant Chalk Point—Mirant Chalk Point, LLC.

Mirant Energy Trading—Mirant Energy Trading, LLC.

i

Mirant Mid-Atlantic—Mirant Mid-Atlantic, LLC.

Mirant North America—Mirant North America, LLC.

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

Old Mirant—MC 2005, LLC, known as Mirant Corporation prior to January 3, 2006.

Panda—Panda-Brandywine, LP.

Pepco—Potomac Electric Power Company.

PJM—Pennsylvania-New Jersey-Maryland Interconnection, LLC.

Plan—Plan of Reorganization effective on January 3, 2006, for Mirant and most of its subsidiaries that were debtors in the bankruptcy proceedings.

PM10—Particulate matter that is 10 microns or less in size.

Power Sale, Fuel Supply and Services Agreement—New power sale, fuel supply and service agreement with Mirant Americas Energy Marketing, LP, effective January 1, 2006, with the same terms and conditions as the 2005 and 2004 agreements.

PPA—Power purchase agreement.

RPM—Reliability Pricing Model.

RTO—Regional transmission organization.

SFAS—Statement of Financial Accounting Standards.

SFAS No. 5—SFAS No. 5, Accounting for Contingencies.

SFAS No. 109—SFAS No. 109, Accounting for Income Taxes.

SFAS No. 142—SFAS No. 142, Goodwill and Other Intangible Assets.

SFAS No. 155—SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.

SFAS No. 157—SFAS No. 157, Fair Value Measurements.

SFAS No. 159—SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No 115.

SO2—Sulfur dioxide.

Virginia DEQ—Virginia Department of Environmental Quality.

ii

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

•       increased margin requirements, market volatility or other market conditions that could increase our affiliates’ obligations to post collateral beyond amounts that are expected;

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

•       environmental regulations that restrict our ability to operate our business, including regulations related to the emission of carbon dioxide and other greenhouse gases;

•       our inability to complete construction of emissions reduction equipment by January 2010 to meet the requirements of the Maryland Healthy Air Act, which may result in reduced unit operations and reduced cash flows and revenues from operations;

•       war, terrorist activities or the occurrence of a catastrophic loss;

•       the disposition of the pending litigation described in this Form 10-Q.

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

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Notes to Mirant Mid-Atlantic’s unaudited condensed consolidated financial statements, other factors that could affect the Company’s future performance (business, financial condition or results of operations and cash flows) are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Certain Terms

As used in this report, “we,” “us,” “our,” the “Company” and “Mirant Mid-Atlantic” refer to Mirant Mid-Atlantic, LLC and its subsidiaries, unless the context requires otherwise.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months
	Ended March 31,
	2007	2006
	(in millions)
Operating revenues—affiliate	$230	$552
Operating revenues—nonaffiliate	(173)	27
Total operating revenues	57	579
Cost of fuel, electricity and other products—affiliate	95	112
Cost of fuel, electricity and other products—nonaffiliate	35	50
Total cost of fuel, electricity and other products	130	162
Gross Margin	(73)	417
Operating Expenses:
Operations and maintenance—affiliate, including restructuring charges	33	34
Operations and maintenance—nonaffiliate	50	51
Depreciation and amortization	19	18
Gain on sales of assets, net—nonaffiliate	(1)	—
Total operating expenses	101	103
Operating Income (Loss)	(174)	314
Other Expense (Income), net:
Interest expense—nonaffiliate	1	1
Interest income—affiliate	—	(1)
Interest income—nonaffiliate	(2)	(1)
Total other expense (income), net	(1)	(1)
Net Income (Loss)	$(173)	$315

The accompanying notes are an integral part of these unaudited condensed financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
CONDENSED CONSOLIDATED BALANCE SHEETS

	At March 31, 2007	At December 31, 2006
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$234	$75
Receivables:
Affiliate	54	86
Nonaffiliate	10	2
Price risk management assets—affiliate	5	132
Price risk management assets—nonaffiliate	16	135
Fuel stock and emissions allowances	95	95
Materials and supplies	36	35
Prepaid rent	96	96
Funds on deposit	2	2
Other current assets	10	18
Total current assets	558	676
Property, Plant and Equipment, net	1,553	1,495
Noncurrent Assets:
Goodwill, net	799	799
Price risk management assets—affiliate	16	5
Price risk management assets—nonaffiliate	14	54
Other intangible assets, net	154	156
Prepaid rent	194	218
Other noncurrent assets	—	1
Total noncurrent assets	1,177	1,233
Total assets	$3,288	$3,404
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3	$3
Accounts payable and accrued liabilities	63	54
Payable to affiliate	13	11
Price risk management liabilities—nonaffiliate	8	—
Accrued taxes	1	—
Total current liabilities	88	68
Noncurrent Liabilities:
Long-term debt	30	31
Asset retirement obligations	13	12
Price risk management liabilities—nonaffiliate	36	—
Other long-term liabilities	1	1
Total noncurrent liabilities	80	44
Commitments and Contingencies
Equity:
Member’s interest	3,344	3,513
Preferred stock in affiliate	(224)	(221)
Total equity	3,120	3,292
Total liabilities and equity	$3,288	$3,404

The accompanying notes are an integral part of these unaudited condensed financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)
(in millions)

	Member’s Interest	Preferred Stock in Affiliate
Balance, December 31, 2006	$3,513	$(221)
Net income (loss)	(173)	—
Amortization of discount on preferred stock in affiliate	3	(3)
Adoption of FIN 48	1	—
Balance, March 31, 2007	$3,344	$(224)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months
	Ended March 31,
	2007	2006
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$(173)	$315
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19	18
Price risk management activities	319	(226)
Gain on sales of assets, net	(1)	—
Changes in certain assets and liabilities:
Affiliate accounts receivable	32	(25)
Nonaffiliate accounts receivable	(8)	—
Prepaid rent	24	24
Materials, fuel stock and emissions allowances	(1)	(24)
Other assets	9	63
Accounts payable and accrued liabilities	5	—
Payables to affiliate	2	(8)
Accrued taxes, nonaffiliate	1	1
Other noncurrent liabilities	1	—
Total adjustments	402	(177)
Net cash provided by operating activities	229	138
Cash Flows from Investing Activities:
Capital expenditures	(71)	(16)
Property insurance proceeds	2	—
Net cash used in investing activities	(69)	(16)
Cash Flows from Financing Activities:
Repayment of long-term debt	(1)	(1)
Distribution to member	—	(320)
Net cash used in financing activities	(1)	(321)
Net Increase (Decrease) in Cash and Cash Equivalents	159	(199)
Cash and Cash Equivalents, beginning of the period	75	276
Cash and Cash Equivalents, end of the period	$234	$77
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$1	$1
Financing Activity:
Capital contribution—non-cash	$—	$1

The accompanying notes are an integral part of these unaudited condensed financial statements.

MIRANT MID-ATLANTIC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. Description of Business

Mirant Mid-Atlantic or the Company was formed as a Delaware limited liability company on July 12, 2000. Mirant Mid-Atlantic is a direct wholly-owned subsidiary of Mirant North America and an indirect wholly-owned subsidiary of Mirant.

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

On April 9, 2007, Mirant announced that its Board of Directors had decided to explore strategic alternatives to enhance stockholder value. In light of the status of the disposition program, the Board of Directors will consider in the exploration process whether the interests of stockholders would be best served by returning excess cash from the sale proceeds to stockholders, with Mirant continuing to operate its retained businesses or, alternatively, whether greater stockholder value would be achieved by entering into a transaction with another company, including a sale of Mirant in its entirety. Mirant does not expect to consider making an acquisition as part of this exploration process.

The Company has a number of service agreements with subsidiaries of Mirant related to the sales of its electric power and the procurement of fuel, labor and administrative services essential to operating its business. These related parties are primarily Mirant Energy Trading and Mirant Services. See Note D to the consolidated financial statements for further discussion of arrangements with these related parties.

B. Accounting and Reporting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Mirant Mid-Atlantic and its wholly-owned subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying unaudited condensed consolidated financial statements include the accounts of Mirant Mid-Atlantic and its wholly-owned subsidiaries and have been prepared from records maintained by Mirant Mid-Atlantic and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recently Adopted Accounting Standards

Adoption of FIN 48

On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition based on a determination of whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the enterprise should presume that the position will be examined by the appropriate taxing authority having full knowledge of all relevant information. The second step is to measure a tax position that meets the more-likely-than-not threshold. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

On January 1, 2007, the Company adopted the provisions of FIN 48 for all uncertain tax positions. Only tax positions that met the more-likely-than-not recognition threshold at the effective date were recognized. The adoption of FIN 48 resulted in an increase in tax receivables of $1 million with a corresponding increase to member’s interest of the same amount.

Adoptions of Other Standards

In February 2006, the FASB issued SFAS No. 155, which allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event beginning in the first fiscal year after September 15, 2006. At the date of adoption, any difference between the total carrying amount of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative effect adjustment to beginning retained earnings. The Company adopted SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 did not affect the Company’s statements of operations, financial position or cash flows.

On June 28, 2006, the FASB ratified the EITF’s consensus reached on EITF 06-3, which relates to the income statement presentation of taxes collected from customers and remitted to government authorities. The Task Force affirmed as a consensus on this issue that the presentation of taxes on either a gross basis or a net basis within the scope of EITF 06-3 is an accounting policy decision that should be disclosed pursuant to APB No. 22. A company should disclose the amount of those taxes that is recognized on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The Company adopted EITF 06-3 on January 1, 2007. While the amounts are not material, the Company’s policy is to present such taxes on a net basis in the consolidated statements of operations.

New Accounting Standards Not Yet Adopted

On September 15, 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurement. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2, and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding fair value measurements in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities accounted for at fair value. SFAS No. 157 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008 and, as of that date, evaluate the fair value of its assets and liabilities according to the hierarchy established by the FASB and present the required disclosures. It is also expected that the adoption of SFAS No. 157 will affect the measurement of certain liabilities by incorporating the Company’s own credit standing and the accounting for inception gains and losses currently being deferred under EITF 02-3. The net deferred inception gains and losses at March 31, 2007, were not material. The Company has not yet determined the potential effect of SFAS No. 157 on its statements of operations, financial position or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, which permits an entity to measure many financial instruments and certain other items at fair value by electing a fair value option. Once elected, the fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS No. 159 also requires companies with trading and available-for-sale securities to report the unrealized gains and losses for which the fair value option has been elected within earnings for the period presented. SFAS No. 159 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt SFAS No. 159 on January 1, 2008. The Company has not yet determined the potential effect of SFAS No. 159 on its statements of operations, financial position or cash flows.

C. Price Risk Management Assets and Liabilities

The fair values of the Company’s price risk management assets and liabilities, net of credit reserves, at March 31, 2007 and December 31, 2006, are as follows (in millions):

	At March 31, 2007
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent	Net Fair Value
Electricity	$11	$30	$(8)	$(36)	$(3)
Coal/other	10	—	—	—	10
Total	$21	$30	$(8)	$(36)	$7

	At December 31, 2006
	Assets
	Current	Noncurrent	Net Fair Value
Electricity	$254	$59	$313
Coal/other	13	—	13
Total	$267	$59	$326

The following table represents the net price risk management assets and liabilities by tenor as of March 31, 2007 (in millions):

2007	$62
2008	(34)
2009	(8)
2010	(12)
Thereafter	(1)
Net assets (liabilities)	$7

The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at March 31, 2007, was approximately 14 months. The net notional amount of the price risk management assets and liabilities at March 31, 2007, was a net short position of approximately 46 million equivalent MWh.

The following table provides a summary of the factors affecting the change in net fair value of the price risk management asset and (liability) accounts for the three months ended March  31, 2007 (in millions):

Net fair value of portfolio at December 31, 2006	$326
Changes in fair value, net	(197)
Contracts settled during the period, net	(122)
Net fair value of portfolio at March 31, 2007	$7

D.   Related Party Arrangements

Power Sales Agreement with Mirant Energy Trading

The Company operates under a Power Sale, Fuel Supply and Services Agreement with Mirant Energy Trading. Amounts due to Mirant Energy Trading for fuel purchases and due from Mirant Energy Trading for power and capacity sales are recorded as a net payable to affiliate or accounts receivable—affiliate in the accompanying condensed consolidated balance sheets because of the Company’s legal right to offset such amounts.

Under the Power Sale, Fuel Supply and Services Agreement, Mirant Energy Trading resells the Company’s energy products in the PJM spot and forward markets, and to other third parties. The Company is paid the amount received by Mirant Energy Trading for such capacity and energy. The Company is exposed to credit risk from Mirant Energy Trading to the extent that Mirant Energy Trading is unable to collect amounts owed from third parties for the resale of the Company’s energy products.

Services Agreements with Mirant Energy Trading

The Company receives services from Mirant Energy Trading, which include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. Amounts due to Mirant Energy Trading and due from Mirant Energy Trading under the Power Sale, Fuel Supply and Services Agreements are recorded as a net payable to affiliate or accounts receivable—affiliate because of the Company’s legal right of offset. Substantially all energy marketing costs are allocated to Mirant’s operating subsidiaries. For the three months ended March 31, 2007 and 2006, the Company incurred approximately $6 million and $4 million, respectively, in costs under these agreements. These costs are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated statements of operations.

Management, Personnel and Services Agreement with Mirant Services

Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services’ direct costs of providing such services. The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying unaudited condensed consolidated statements of operations for the three months ended March  31, 2007 and 2006, as follows (in millions):

	Three Months Ended
	March 31,
	2007	2006
Cost of fuel, electricity and other products—affiliate	$2	$1
Operations and maintenance expense—affiliate	18	18
Total	$20	$19

Administration Arrangements with Mirant Services

Substantially all of Mirant’s corporate overhead costs are allocated to Mirant’s operating subsidiaries. For the three months ended March 31, 2007 and 2006, the Company incurred approximately $9 million and $12 million, respectively, in costs under these arrangements, which are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated statements of operations.

The Company’s allocation of Mirant’s overhead costs is expected to increase as Mirant completes the dispositions of its Philippine and Caribbean businesses and six of its U.S. natural gas-fired assets in 2007.

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

Purchased Emissions Allowances

The Company purchases emissions allowances from Mirant Energy Trading at Mirant Energy Trading’s original cost to purchase the allowances. Where allowances have been purchased by Mirant Energy Trading from a Mirant affiliate, the price paid by Mirant Energy Trading is determined by market indices. For the three months ended March 31, 2007 and 2006, the Company purchased $10 million and $43 million, respectively, of emissions allowances from Mirant Energy Trading. Emissions allowances purchased from Mirant Energy Trading or Mirant Americas Energy Marketing that were utilized in the three months ended March 31, 2007 and 2006, were $11 million and $15 million, respectively, and are recorded in cost of fuel, electricity and other products—affiliate in the accompanying unaudited condensed consolidated statements of operations. Amounts expensed as a result of writing down emissions allowances to the lower of cost or market for the three months ended March 31, 2007 and 2006, were $3 million and $6 million, respectively. As of March 31, 2007 and December 31, 2006, the Company had emissions allowances purchased from Mirant Energy Trading of $32 million and $36 million, respectively, which are recorded in fuel stock and emissions allowances in the accompanying unaudited condensed consolidated balance sheets.

Preferred Stock in Mirant Americas

Mirant Americas issued mandatorily redeemable Series A preferred shares to the Company for the purpose of funding future environmental capital expenditures. For the three months ended March 31, 2007, the Company recorded $3 million in preferred stock in affiliate and member’s interest in the unaudited consolidated balance sheet related to the amortization of the discount on the preferred stock in Mirant Americas.

E.    Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. The Company has historically recognized contingent liabilities related to tax uncertainties when it was probable that a loss had occurred and the loss or range of loss could be reasonably estimated. The recognition of contingent losses for tax uncertainties required management to make significant assumptions about the expected outcomes of certain tax contingencies. Upon adoption of FIN 48, the Company changed its method to recognize only liabilities for uncertain tax positions that are less than or subject to the measurement threshold of the more-likely-than-not standard. As a result of the implementation of FIN 48, the Company recognized an increase in tax receivables of approximately $1 million related to prior years when the Company was subject to U.S. income taxes. The additional tax benefit resulted in an increase of the same amount to member’s interest. The unrecognized tax benefit as a result of adopting FIN 48 is an insignificant amount and would not have a material affect on the Company’s effective tax rate if it were to be recognized.

The Company is not subject to U.S. income taxes. If the Company were to be allocated income taxes attributable to its operations, pro forma income tax expense (benefit) attributable to income before tax would be $(67) million and $122 million for the three months ended March 31, 2007 and 2006, respectively. The pro forma balance of the Company’s deferred income taxes is a net liability of $230 million as of March 31, 2007. The pro forma increase in tax benefits that would have been recognized upon adoption of FIN 48 is approximately $1 million. The pro forma unrecognized tax benefit as a result of adopting FIN 48 is an insignificant amount and would not materially affect the Company’s pro forma effective tax rate if it were recognized.

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

As of March 31, 2007, approximately 21 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. A settlement entered into on May 30, 2006, among Pepco, Mirant, Old Mirant, and various subsidiaries of Mirant, including the Company and its subsidiaries, if approved by final order in the Chapter 11 proceedings, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Under the terms of the Plan, to the extent other such unresolved claims are resolved now that the Company has emerged from bankruptcy, the claimants will be paid from the reserved shares on the same basis as if they had been paid when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims.

Pepco Litigation

In 2000, Mirant purchased power generating facilities and other assets from Pepco, including certain PPAs between Pepco and third parties. Under the terms of the APSA, Mirant and Pepco entered into the Back-to-Back Agreement with respect to certain PPAs, including Pepco’s long-term PPA with Panda, under which (1) Pepco agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements and (2) Mirant agreed to pay Pepco each month all amounts due from Pepco to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda PPA runs until 2021, and the Back-to-Back Agreement does not expire until all obligations have been performed under the Panda PPA. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from Pepco at prices that typically are higher than the market prices for power.

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

Environmental Matters

EPA Information Request.   In January 2001, the EPA issued a request for information to Mirant concerning the implications under the EPA’s NSR regulations promulgated under the Clean Air Act of past repair and maintenance activities at the Potomac River plant in Virginia and the Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company’s and its subsidiaries’ ownership and lease of those plants. Mirant responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation associated with operations prior to the Company’s and its subsidiaries’ acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Company or its subsidiary owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. The Company or its subsidiaries will be installing a variety of emissions control equipment on the Chalk Point, Dickerson and Morgantown plants in Maryland to comply with the Maryland Healthy Air Act, but that equipment will not include all of the emissions control equipment that could be required if a violation of the EPA’s NSR regulations is determined to have occurred at one or more of those plants. If such a violation is determined to have occurred after the Company or its subsidiaries acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Company or its subsidiary owning or leasing the plant at issue could also be subject to fines and penalties by the state or federal government for the period after its acquisition or lease of the plant, the cost of which may be material, although applicable bankruptcy law may bar such liability for periods prior to January 3, 2006, when the Plan became effective for the Company and its subsidiaries that own or lease the plants.

Mirant Potomac River 2003 Notice of Violation.   On September 10, 2003, the Virginia DEQ issued an NOV to Mirant Potomac River alleging that it violated its Virginia Stationary Source Permit to Operate by emitting NOx in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap was unenforceable, noting that when the cap was made part of the permit it could comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, the Company, Mirant Potomac River, the Virginia DEQ, the MDE, the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would have resolved Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree would have required Mirant Potomac River and the Company to (1) install pollution control equipment at the Potomac River plant in Virginia and at the Morgantown plant in Maryland leased by the Company, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at the Company’s Morgantown units 1 and 2 in 2007 and 2008, the Original Consent Decree would not have obligated the Company to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, the Company may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree was subject to the approval of the district court and the Bankruptcy Court. As described below, the Original Consent Decree was not approved and the parties filed an amended proposed consent decree that superseded the Original Consent Decree.

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

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point entered into and filed for approval with the United States District Court for the Eastern District of Virginia an amended consent decree (the “Amended Consent Decree”) to resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which the Company leases the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if the Company rejects or otherwise loses one or more of its leasehold interests in the Morgantown and Dickerson plants and ceases to operate one or both of the plants, the Company, Mirant Chalk Point and/or Mirant Potomac River will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires the Company, Mirant Chalk Point and/or Mirant Potomac River to install an alternative suite of environmental controls at the plants they continue to own. The City of Alexandria and certain individuals and organizations opposed entry of the Amended Consent Order. The Bankruptcy Court approved the Amended Consent Decree on June 1, 2006. The district court approved the Amended Consent Decree on April 20, 2007.

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

The computer modeling analysis predicted that emissions from the Potomac River plant have the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NO2 and PM10 under certain conditions. Based on those results, the Virginia DEQ issued a directive to Mirant Potomac River on August 19, 2005, to undertake immediately such action as was necessary to ensure protection of human health and the environment and eliminate NAAQS exceedances. On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to the directive from the Virginia DEQ. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the FERC and the DOE to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to the reliability of the supply of electricity to central Washington, D.C., the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by PJM, during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac

River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering further the rehearing requests. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires July 1, 2007.

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

On June 1, 2006, Mirant Potomac River and the EPA executed an ACO by Consent to resolve the EPA’s allegations that Mirant Potomac River violated the Clean Air Act by not immediately shutting down all units at the Potomac River facility upon receipt of the Virginia DEQ’s August 19, 2005, letter and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specifies certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits take into account whether one or both of the 230kV transmission lines serving Washington, D.C. are out of service; (ii) requires the operation of trona injection units to reduce SO2 emissions; and (iii) requires Mirant Potomac River to undertake a model evaluation study to predict ambient air quality impacts from the facility’s operations. In accordance with the specified operating scenarios, the ACO permits the facility to operate using a daily predictive modeling protocol. This protocol allows Mirant Potomac River to schedule the facility’s level of operations based on whether computer modeling predicts a NAAQS exceedance, based on weather and certain operating parameters. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia. Mirant Potomac River is operating the Potomac River facility in accordance with the ACO and has been able to operate all five units of the facility most of the time under the ACO. This ACO expires on June 1, 2007. Mirant Potomac River is in discussions with the Virginia DEQ and the Virginia State Air Pollution Control Board to determine the manner in which the Potomac River facility will be permitted to operate after the ACO expires.

City of Alexandria Zoning Action

On December 18, 2004, the City Council for the City of Alexandria, Virginia (the “City Council”) adopted certain zoning ordinance amendments that resulted in the zoning status of Mirant Potomac River’s generating plant being changed from “noncomplying use” to “nonconforming use subject to abatement.” Under the nonconforming use status, unless Mirant Potomac River applied for and received a special use permit for the plant during the seven-year abatement period, the operation of the plant would have had to be terminated within a seven-year period, and no alterations that directly prolonged the life of the plant would be permitted during the seven-year period. The City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan.

On January 18, 2005, Mirant Potomac River and the Company filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria seeking to overturn the actions taken by the City Council on December 18, 2004, on the grounds that those actions violated federal, state and city laws. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and the Company declaring the change in the zoning status of Mirant Potomac River’s generating plant to be invalid and vacating the City Council’s revocation of the 1989 SUPs. On April 20, 2007, the Virginia Supreme Court affirmed the rulings by the trial court. The City of Alexandria has indicated that it intends to file a motion for rehearing with the Virginia Supreme Court.

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

Item 2.                        Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion should be read in conjunction with our accompanying unaudited condensed consolidated financial statements and the notes thereto, which are included elsewhere in this report.

Overview

We are an independent energy company whose revenues and gross margin primarily are generated through the production of electricity. We are an indirect wholly-owned subsidiary of Mirant. Our operations include 5,256 MW of electric generation capacity in the Washington, D.C. area. On April 9, 2007, Mirant announced that its Board of Directors had decided to explore strategic alternatives to enhance stockholder value. In light of the status of the disposition program, the Board of Directors will consider in the exploration process whether the interests of stockholders would be best served by returning excess cash from the sale proceeds to stockholders, with the Company continuing to operate its retained businesses or, alternatively, whether greater stockholder value would be achieved by entering into a transaction with another company, including a sale of Mirant in its entirety. Mirant does not expect to consider making an acquisition as part of this exploration process.

Our power plants that sell power into the PJM market will participate in the RPM forward capacity market. Due to the increasing demand for power and the continuing reduction in available capacity in this area, the RPM is designed to provide prices for capacity that are intended to ensure that adequate resources are in place to meet the demand requirements. PJM held its first annual capacity auction in April 2007, for delivery of capacity from June 1, 2007 to May 31, 2008, and the resource clearing price in the Southwestern MAAC for delivery of capacity from June 1, 2007 to May 31, 2008, was $188.54 per MW-day. Two more auctions will be conducted this year and relate to the delivery periods for June 1, 2008 to May 31, 2009 and from June 1, 2009 to May 31, 2010. Thereafter, annual auctions will be conducted to procure capacity three years prior to the delivery period.

Results of Operations

For the three months ended March 31, 2007, we reported a net loss of $173 million as compared to net income of $315 million for the same period in 2006. The decrease in unrealized gross margin reduced net income by $545 million. We engage in asset hedging activities to reduce our exposure to commodity price fluctuations and to achieve more predictable realized gross margins. The decrease in unrealized gross margins from these activities was principally due to rising power prices in the three months ended March 31, 2007, as compared to declining power prices during the three months ended March 31, 2006. For the same periods, all other activity combined resulted in a $57 million increase in net income.

The following table details our gross margin and expenses from affiliates and nonaffiliates aggregated by classification (in millions):

	Three Months
	Ended
	March 31,		Increase/
	2007	2006	(Decrease)
Realized gross margin	$246	$191	$55
Unrealized gross margin	(319)	226	(545)
Gross margin	(73)	417	(490)
Operating expenses:
Operations and maintenance
Affiliate	33	34	(1)
Nonaffiliate	50	51	(1)
Depreciation and amortization	19	18	1
Gain on sale of assets, net—nonaffiliate	(1)	—	(1)
Total operating expenses	101	103	(2)
Operating income (loss)	(174)	314	(488)
Other expense (income), net
Affiliate	—	(1)	1
Nonaffiliate	(1)	—	(1)
Net Income (Loss)	$(173)	$315	$(488)

Operating Statistics

Our capacity factor (average percentage of full capacity used over a specific period) for the three months ended March 31, 2007 was 37%, compared to 35% for the same period in 2006. Our power generation volumes for the three months ended March 31, 2007 (in gigawatt hours) were 4,234 compared to 4,083 for the same period in 2006.

Three Months Ended March 31, 2007 versus March 31, 2006

Gross Margin

Gross margin for the three months ended March 31, 2007 and 2006, is detailed as follows (in millions).

	Three Months Ended
	March 31,		Increase/
	2007	2006	(Decrease)
Energy	$165	$137	$28
Contracted and capacity	11	14	(3)
Incremental realized value of hedges	70	40	30
Unrealized gains (losses)	(319)	226	(545)
Total	$(73)	$417	$(490)

Energy represents gross margin from the generation of electricity, emissions allowances sales and purchases and fuel sales.

Contracted and capacity represents revenue received through installed capacity arrangements and revenue from ancillary services.

Incremental realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging derivative contracts.

Unrealized gains/losses represent the unrealized portion of our derivative contracts.

The decrease of $490 million in our gross margin is primarily due to the following:

•       a decrease of $545 million related to unrealized gains and losses on hedging activities. In 2007, unrealized losses of $319 million were primarily due to $197 million from a decrease in value associated with forward power contracts for future periods as a result of increases in forward power prices in 2007 and $122 million due to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods. In 2006, unrealized gains of $226 million were primarily due to $175 million from an increase in value associated with forward power contracts for future periods due to decreases in power prices and $51 million due to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods;

     an increase of $28 million in energy due to an increase in power prices and a slight increase in generation volumes. Average power prices increased by 7% and generation volumes increased by 4% for the three months ended March 31, 2007, compared to the same period in 2006. Our baseload coal units accounted for 92% of our generation volumes for the first quarter of 2007 compared to 98% in the first quarter of 2006; and

     an increase of $30 million in incremental realized value of hedges of our generation output primarily due to an increase in the amount by which the settlement value of power contracts exceeded market prices.

Financial Condition

Our liquidity and capital requirements are primarily a function of our capital expenditures, contract obligations, legal settlements and working capital needs. Net cash flow provided by operating activities totaled $229 million and $138 million for the three months ended March 31, 2007 and 2006, respectively.

Cash Flows

Operating Activities.   Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities increased $91 million for the three months ended March 31, 2007, compared to the same period in 2006, primarily due to the following:

•       an increase in realized gross margin of $55 million in 2007, compared to the same period in 2006. See Results of Operations for additional discussion of our performance in 2007 compared to the same period in 2006; and

•       changes in working capital of $34 million, including a decrease of $23 million in materials, fuel stock and emissions allowances primarily due to an increase in emissions allowances in 2006. This increase resulted from purchases and lower generation volumes in 2006.

Investing Activities.   Net cash used in investing activities was $69 million for the three months ended March 31, 2007, compared to $16 million in 2006. This difference was primarily due to an increase of $55 million in capital expenditures, primarily due to our environmental capital expenditures.

Financing Activities.   Net cash used in financing activities was $1 million for the three months ended March 31, 2007, compared to $321 million for the same period in 2006. In 2006, the Company distributed $320 million to its member.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and estimates see Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

These legal proceedings are discussed in Part II Item 1. “Legal Proceedings” and Note F to the unaudited condensed consolidated financial statements contained elsewhere in this report.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

In connection with our power generating business we are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of the accounting treatment for our price risk management activities and see Note C to the unaudited condensed consolidated financial statements for detail of our price risk management assets and liabilities.

For a further discussion of market risks, our risk management policy and our use of Value at Risk to measure some of these risks, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2007. Based upon this assessment, our management concluded that, as of March 31, 2007, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART II

Item 1.                        Legal Proceedings

The descriptions below update and should be read in conjunction with the complete descriptions in the section titled “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

As of March 31, 2007, approximately 21 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims that are disputed by the Mirant Debtors and have not been resolved. A settlement entered into on May 30, 2006, among Pepco, Mirant, Old Mirant, and various subsidiaries of Mirant, including us and our subsidiaries, if approved by final order in the Chapter 11 proceedings, would result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Under the terms of the Plan, to the extent other such unresolved claims are resolved now that we have emerged from bankruptcy, the claimants will be paid from the reserved shares on the same basis as if they had been paid when the Plan became effective. That means that their allowed claims will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims in accordance with the terms of the Plan. To the extent the aggregate amount of the payouts determined to be due with respect to such disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims.

Environmental Matters

Mirant Potomac River 2003 Notice of Violation.   On September 10, 2003, the Virginia DEQ issued an NOV to Mirant Potomac River alleging that it violated its Virginia Stationary Source Permit to Operate by emitting NOx in excess of the “cap” established by the permit for the 2003 summer ozone season. Mirant Potomac River responded to the NOV, asserting that the cap was unenforceable, noting that when the cap was made part of the permit it could comply through the purchase of emissions allowances and raising other equitable defenses. Virginia’s civil enforcement statute provides for injunctive relief and penalties. On January 22, 2004, the EPA issued an NOV to Mirant Potomac River alleging the same violation of its Virginia Stationary Source Permit to Operate as set out in the NOV issued by the Virginia DEQ.

On September 27, 2004, Mirant Potomac River, Mirant Mid-Atlantic, the Virginia DEQ, the MDE, the DOJ and the EPA entered into, and filed for approval with the United States District Court for the Eastern District of Virginia, a proposed consent decree (the “Original Consent Decree”) that, if approved, would have resolved Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Original Consent Decree would have required Mirant Potomac River and us to (1) install pollution control equipment at the Potomac River plant in Virginia and at the Morgantown plant in Maryland leased by us, (2) comply with declining system-wide ozone season NOx emissions caps from 2004 through 2010, (3) comply with system-wide annual NOx emissions caps starting in 2004, (4) meet seasonal system average emissions rate targets in 2008 and (5) pay civil penalties and perform supplemental environmental projects in and around the Potomac River plant expected to achieve additional environmental benefits. Except for the installation of the controls planned for the Potomac River units and the installation of selective catalytic reduction (“SCR”) or equivalent technology at our Morgantown units 1 and 2 in 2007 and 2008, the Original Consent Decree would not have obligated us or our subsidiaries to install specifically designated technology, but rather to reduce emissions sufficiently to meet the various NOx caps. Moreover, as to the required installations of SCRs at Morgantown, we may choose not to install the technology by the applicable deadlines and leave the units off either permanently or until such time as the SCRs are installed. The Original Consent Decree was subject to the approval of the district court and the Bankruptcy Court. As described below, the Original Consent Decree was not approved and the parties filed an amended proposed consent decree that superseded the Original Consent Decree.

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

In early May 2006, the parties to the Original Consent Decree and Mirant Chalk Point entered into and filed for approval with the United States District Court for the Eastern District of Virginia an amended consent decree (the “Amended Consent Decree”) to resolve Mirant Potomac River’s potential liability for matters addressed in the NOVs previously issued by the Virginia DEQ and the EPA. The Amended Consent Decree includes the requirements that were to be imposed under the terms of the Original Consent Decree as described above. It also defines the rights and remedies of the parties in the event of a rejection in bankruptcy or other termination of any of the long-term leases under which we lease the coal units at the Dickerson and Morgantown plants. The Amended Consent Decree provides that if we reject or otherwise lose one or more of our leasehold interests in the Morgantown and Dickerson plants and cease to operate one or both of the plants, we, Mirant Chalk Point and/or Mirant Potomac will (i) provide the EPA, Virginia DEQ and the MDE with the written agreement of the new owner or operator of the affected plant or plants to be bound by the obligations of the Amended Consent Decree and (ii) where the affected plant is the Morgantown plant, offer to any and all prospective owners and/or operators of the Morgantown plant to pay for completion of engineering, construction and installation of the SCRs required by the Amended Consent Decree. If the new owner or operator of the affected plant or plants does not agree to be bound by the obligations of the Amended Consent Decree, it requires us, Mirant Chalk Point and/or Mirant Potomac to install an alternative suite of environmental controls at the plants we or they continue to own. The City of Alexandria and certain individuals and organizations opposed entry of the Amended Consent Order. The Bankruptcy Court approved the Amended Consent Decree on June 1, 2006. The district court approved the Amended Consent Decree on April 20, 2007.

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

The computer modeling analysis predicted that emissions from the Potomac River plant have the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NO2 and PM10 under certain conditions. Based on those results, the Virginia DEQ issued a directive to Mirant Potomac River on August 19, 2005, to undertake immediately such action as was necessary to ensure protection of human health and the environment and eliminate NAAQS exceedances. On August 24, 2005, power production at all five units of the Potomac River generating facility was temporarily halted in response to the directive from the Virginia DEQ. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the FERC and the DOE to prevent the shutdown of the Potomac River facility. The matter remains pending before the FERC and the DOE. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to the reliability of the supply of electricity to central Washington, D.C., the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by PJM, during any period in which one or both of the transmission lines serving the central Washington, D.C. area are out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. The DOE required Mirant Potomac River to submit a plan, on or before December 30, 2005, that met these requirements. The order further provides that Mirant Potomac River and its customers should agree to mutually satisfactory terms for any costs incurred by it under this order or just and reasonable terms shall be established by a supplemental order. Certain parties filed for rehearing of the DOE order, and on February 17, 2006, the DOE issued an order granting rehearing solely for purposes of considering further the rehearing requests. Mirant Potomac River submitted an operating plan in accordance with the order. On January 4, 2006, the DOE issued an interim response to Mirant Potomac River’s operating plan authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes. The DOE’s order expires July 1, 2007.

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

On June 1, 2006, Mirant Potomac River and the EPA executed an ACO by Consent to resolve the EPA’s allegations that Mirant Potomac River violated the Clean Air Act by not immediately shutting down all units at the Potomac River facility upon receipt of the Virginia DEQ’s August 19, 2005, letter and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specifies certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits take into account whether one or both of the 230kV transmission lines serving Washington, D.C. are out of service; (ii) requires the operation of trona injection units to reduce SO2 emissions; and (iii) requires Mirant Potomac River to undertake a model evaluation study to predict ambient air quality impacts from the facility’s operations. In accordance with the specified operating scenarios, the ACO permits the facility to operate using a daily predictive modeling protocol. This protocol allows Mirant Potomac River to schedule the facility’s level of operations based on whether computer modeling predicts a NAAQS exceedance, based on weather and certain operating parameters. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia. Mirant Potomac River is operating the Potomac River facility in accordance with the ACO and has been able to operate all five units of the facility most of the time under the ACO. This ACO expires on June 1, 2007. Mirant Potomac River is in discussions with the Virginia DEQ and the Virginia State Air Pollution Control Board to determine the manner in which the Potomac River facility will be permitted to operate after the ACO expires.

Mirant Potomac River NAAQS Exceedance.   On March 23, 2007, the Virginia DEQ issued an NOV to Mirant Potomac River alleging that it violated Virginia’s Air Pollution Control Law and regulations on February 23, 2007, by operating the Potomac River facility in a manner that resulted in a monitored exceedance in a twenty-four hour period of the NAAQS for SO2. As noted in the NOV, Mirant Potomac River was operating on February 23, 2007, under the direction of PJM in accordance with the DOE order described above in Mirant Potomac River 2003 NOV during a scheduled outage of the Pepco transmission lines serving Washington, D.C. The NOV asserts that plant operators did not implement appropriate actions to minimize SO2 emissions. The NOV did not seek a specific penalty amount but noted that the violations identified could subject Mirant Mid-Atlantic to civil penalties of varying amounts under different provisions of the Virginia Code, including a potential civil fine of up to $100,000.

City of Alexandria Zoning Action

On December 18, 2004, the City Council for the City of Alexandria, Virginia (the “City Council”) adopted certain zoning ordinance amendments that resulted in the zoning status of Mirant Potomac River’s generating plant being changed from “noncomplying use” to “nonconforming use subject to abatement.” Under the nonconforming use status, unless Mirant Potomac River applied for and received a special use permit for the plant during the seven-year abatement period, the operation of the plant would have had to be terminated within a seven-year period, and no alterations that directly prolonged the life of the plant would be permitted during the seven-year period. The City Council also approved revocation of two special use permits issued in 1989 (the “1989 SUPs”), one applicable to the administrative office space at Mirant Potomac River’s plant and the other for the plant’s transportation management plan.

On January 18, 2005, we and Mirant Potomac River filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria seeking to overturn the actions taken by the City Council on December 18, 2004, on the grounds that those actions violated federal, state and city laws. On February 24, 2006, the court entered judgment in our favor and in favor of Mirant Potomac River declaring the change in the zoning status of Mirant Potomac River’s generating plant to be invalid and vacating the City Council’s revocation of the 1989 SUPs. On April 20, 2007, the Virginia Supreme Court affirmed the rulings by the trial court. The City of Alexandria has indicated that it intends to file a motion for rehearing with the Virginia Supreme Court.

There have been no other material developments in legal proceedings involving the Company or its subsidiaries since those reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 1A.                Risk Factors

There have been no material changes in risk factors since those reported in Mirant Mid-Atlantic’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.                        Exhibits

(a)           Exhibits.

Exhibit Number	Exhibit Name
3.1*	Certificate of Formation of Southern Energy Mid-Atlantic (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 3.1).
3.2 *	Amended and Restated Limited Liability Company Agreement of Mirant Mid-Atlantic, LLC, dated as of January 3, 2006 (Designated on Form 10-Q for the quarter ended September, 30 2006 as Exhibit 3.2).
31.1	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
31.2	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a)).
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b)).

*                    Asterisk indicates exhibits incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14h day of May, 2007.

MIRANT MID-ATLANTIC, LLC

By:	/s/ THOMAS E. LEGRO
Thomas E. Legro
Vice President and Controller
(Principal Accounting Officer)