Form 10-Q
period 2007-06-30
MIRANT MID ATLANTIC LLC
filed 2007-08-14
CIK 1138258

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

APSA—Asset Purchase and Sale Agreement dated June 7, 2000, between the Company and Pepco.

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

FIN—FASB Interpretation.

FIN 39—FIN No. 39, Offsetting of Amounts Returned to Certain Contracts.

FIN 48—FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

FSP—FASB Staff Position

FSP FIN 39-1—FSP FIN No. 39-1, Modification to FASB Interpretation No. 39 (FIN 39).

FSP FIN 48-1—FSP FIN No. 48-1, Definition of Settlement in FASB Interpretation No. 48 (FIN 48).

GAAP—Generally accepted accounting principles in the United States.

Gross Margin—Operating revenue less cost of fuel, electricity and other products.

Intermediate Generating Units—Units that meet system requirements that are greater than baseload and less than peaking.

ISO—Independent System Operator.

i

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

Old Mirant—MC 2005, LLC, known as Mirant Corporation prior to January 3, 2006.

Panda—Panda-Brandywine, LP.

Peaking Generating Units—Units used to meet demand requirements during the periods of greatest or peak load on the system.

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

PPA—Power purchase agreement.

RTO—Regional transmission organization.

SEC—U.S. Securities and Exchange Commission.

Securities Act—Securities Act of 1933, as amended

SFAS—Statement of Financial Accounting Standards.

ii

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

iii

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

•       changes in the rules used to calculate capacity and energy payments in the markets in which we operate;

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

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in millions)
Operating revenues—affiliate	$272	$338	$502	$890
Operating revenues—nonaffiliate	18	28	(155)	55
Total operating revenues	290	366	347	945
Cost of fuel, electricity and other products—affiliate	76	109	171	221
Cost of fuel, electricity and other products—nonaffiliate	31	19	66	69
Total cost of fuel, electricity and other products	107	128	237	290
Gross Margin	183	238	110	655
Operating Expenses:
Operations and maintenance—affiliate	33	35	66	69
Operations and maintenance—nonaffiliate	58	53	108	104
Depreciation and amortization	20	18	39	36
Gain on sales of assets, net	(1)	(5)	(2)	(5)
Total operating expenses, net	110	101	211	204
Operating Income (Loss)	73	137	(101)	451
Other Expense (Income), net:
Interest expense—nonaffiliate	1	1	2	2
Interest income—affiliate	—	(1)	—	(2)
Interest income—nonaffiliate	(3)	(1)	(5)	(2)
Other, net	—	(1)	—	(1)
Total other income, net	(2)	(2)	(3)	(3)
Net Income (Loss)	$75	$139	$(98)	$454

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	At June 30, 2007	At December 31, 2006
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$193	$75
Receivables:
Affiliate	105	86
Nonaffiliate	7	2
Price risk management assets—affiliate	—	132
Price risk management assets—nonaffiliate	58	135
Fuel stock and emissions allowances	90	95
Materials and supplies	36	35
Prepaid rent	96	96
Funds on deposit	2	2
Other current assets	2	18
Total current assets	589	676
Property, Plant and Equipment, net	1,636	1,495
Noncurrent Assets:
Goodwill, net	799	799
Price risk management assets—affiliate	—	5
Price risk management assets—nonaffiliate	1	54
Other intangible assets, net	153	156
Prepaid rent	237	218
Other noncurrent assets	—	1
Total noncurrent assets	1,190	1,233
Total assets	$3,415	$3,404
LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3	$3
Accounts payable and accrued liabilities	140	54
Payable to affiliate	21	11
Price risk management liabilities—affiliate	3	—
Price risk management liabilities—nonaffiliate	6	—
Total current liabilities	173	68
Noncurrent Liabilities:
Long-term debt	29	31
Asset retirement obligations	13	12
Price risk management liabilities—affiliate	6	—
Price risk management liabilities—nonaffiliate	71	—
Other long-term liabilities	1	1
Total noncurrent liabilities	120	44
Commitments and Contingencies
Equity:
Member’s interest	3,344	3,513
Preferred stock in affiliate	(222)	(221)
Total equity	3,122	3,292
Total liabilities and equity	$3,415	$3,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

(in millions)

	Member’s Interest	Preferred Stock in Affiliate
Balance, December 31, 2006	$3,513	$(221)
Net loss	(98)	—
Amortization of discount on preferred stock in affiliate	6	(6)
Redemption of preferred stock in affiliate	—	5
Capital contributions	36	—
Adoption of FIN 48	1	—
Distribution to member	(114)	—
Balance, June 30, 2007	$3,344	$(222)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$(98)	$454
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39	36
Price risk management activities	353	(325)
Gain on sales of assets, net	(2)	(5)
Changes in certain assets and liabilities:
Affiliate accounts receivable	(15)	(3)
Nonaffiliate accounts receivable	(5)	(2)
Prepaid rent	(19)	(12)
Materials, fuel stock and emissions allowances	4	(62)
Other assets	16	71
Accounts payable and accrued liabilities	71	(14)
Payables to affiliate	10	(6)
Total adjustments	452	(322)
Net cash provided by operating activities	354	132
Cash Flows from Investing Activities:
Capital expenditures	(161)	(51)
Repayment of notes receivable from affiliate	—	124
Proceeds from sale of assets	1	12
Property insurance proceeds	3	—
Net cash provided by (used in) investing activities	(157)	85
Cash Flows from Financing Activities:
Repayment of long-term debt	(1)	(1)
Capital contributions	36	—
Distribution to member	(114)	(420)
Net cash used in financing activities	(79)	(421)
Net Increase (Decrease) in Cash and Cash Equivalents	118	(204)
Cash and Cash Equivalents, beginning of the period	75	276
Cash and Cash Equivalents, end of the period	$193	$72
Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$2	$3
Financing Activity:
Capital contributions—non-cash	$—	$1
Redemption of preferred stock in affiliate—non-cash	$5	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.                Description of Business

Mirant Mid-Atlantic, a Delaware limited liability company, is a direct wholly-owned subsidiary of Mirant North America and an indirect wholly-owned subsidiary of Mirant and Mirant Americas Generation. The Company is an independent power provider that earns revenue primarily by producing and selling electricity. The Company uses derivative financial instruments, such as commodity forwards, futures, options and swaps to manage its exposure to fluctuations in electric energy and fuel prices. Mirant Mid-Atlantic owns or leases approximately 5,256 MW of electric generation capacity in the Washington, D.C. area, all of which the Company operates. These generating facilities serve the PJM markets. The PJM ISO operates the largest centrally dispatched control area in the United States.

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

The Company has a number of service agreements with subsidiaries of Mirant related to the sales of its electric power and the procurement of fuel, labor and administrative services essential to operating its business. These related parties are primarily Mirant Energy Trading and Mirant Services. See Note D to the unaudited condensed consolidated financial statements for further discussion of arrangements with these related parties.

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

Recently Adopted Accounting Standards

On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. On January 1, 2007, the

Company adopted the provisions of FIN 48 for all uncertain tax positions. Only tax positions that met the more-likely-than-not recognition threshold at the effective date were recognized or will continue to be recognized. The total effect of adopting FIN 48 was an increase in tax receivables of $1 million with a corresponding increase to member’s interest of the same amount. See Note E for additional information on FIN 48.

On May 2, 2007, the FASB issued FSP FIN 48-1, which amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. In determining whether a tax position is effectively settled, companies are required to make the assessment on a position-by-position basis; however, a company could conclude that all positions in a particular tax year are effectively settled. The Company’s initial adoption of FIN 48 on January 1, 2007, was consistent with the provisions of FSP FIN 48-1.

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

New Accounting Standards Not Yet Adopted

On September 15, 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurement. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2 and 3 as defined). Additionally, companies are required to provide enhanced disclosure regarding fair value measurements in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities accounted for at fair value. SFAS No. 157 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008, and as of that date, evaluate the fair value of its assets and liabilities according to the hierarchy established by the FASB and present the required disclosures. It is also expected that the adoption of SFAS No. 157 will affect the measurement of certain liabilities by incorporating the Company’s own credit standing and the accounting for inception gains and losses currently being deferred under EITF 02-3. The net deferred inception gains and losses at June 30, 2007, were not material. The Company has not yet determined the potential effect of SFAS No. 157 on its statements of operations, financial position or cash flows.

On February 15, 2007, the FASB issued SFAS No. 159, which permits an entity to measure many financial instruments and certain other items at fair value by electing a fair value option. Once elected, the fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS No. 159 also requires companies with trading and available-for-sale securities to report the unrealized gains and losses for which the fair value option has been elected within earnings for the period presented. SFAS No. 159 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt SFAS No. 159 on January 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material effect on its statements of operations, financial position or cash flows.

On April 30, 2007, the FASB issued FSP FIN 39-1, which amended FIN 39 to indicate that the following fair value amounts could be offset against each other if certain conditions of FIN 39 are otherwise met: (a) those recognized for derivative instruments executed with the same counterparty under a master netting arrangement and (b) those recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. In addition, a reporting entity is not precluded from offsetting the derivative instruments if it determines that the amount recognized upon payment or receipt of cash collateral is not a fair value amount. FSP FIN 39-1 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt FSP FIN 39-1 on January 1, 2008. The Company has not yet determined the potential effect of FSP FIN 39-1 on its statements of financial position.

C.               Price Risk Management Assets and Liabilities

The fair values of the Company’s price risk management assets and liabilities, net of credit reserves, at June 30, 2007 and December 31, 2006, are as follows (in millions):

	At June 30, 2007
	Assets		Liabilities
	Current	Noncurrent	Current	Noncurrent	Net Fair Value
Electricity	$58	$1	$(13)	$(77)	$(31)
Coal/other	—	—	4	—	4
Total	$58	$1	$(9)	$(77)	$(27)

	At December 31, 2006
	Assets
	Current	Noncurrent	Net Fair Value
Electricity	$254	$59	$313
Coal/other	13	—	13
Total	$267	$59	$326

The following table represents the net price risk management assets and liabilities by tenor as of June 30, 2007 (in millions):

2007	$62
2008	(24)
2009	(36)
2010	(28)
2011	(1)
Net assets (liabilities)	$(27)

The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at June 30, 2007, was approximately 14 months. The net notional amount of the price risk management assets and liabilities at June 30, 2007, was a net short position of approximately 34 million equivalent MWh.

The following table provides a summary of the factors affecting the change in net fair value of the price risk management asset and (liability) accounts for the six months ended June 30, 2007 (in millions):

Net fair value of portfolio at December 31, 2006	$326
Changes in fair value, net	(143)
Contracts settled during the period, net	(210)
Net fair value of portfolio at June 30, 2007	$(27)

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

Services Agreements with Mirant Energy Trading

The Company receives services from Mirant Energy Trading, which include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. Amounts due to Mirant Energy Trading and due from Mirant Energy Trading under the Power Sale, Fuel Supply and Services Agreements are recorded as a net payable to affiliate or accounts receivable—affiliate because of the Company’s legal right of offset. Substantially all energy marketing costs are allocated to Mirant’s operating subsidiaries. For the three and six months ended June 30, 2007, the Company incurred approximately $5 million and $11 million, respectively, in costs under these agreements, compared to $5 million and $9 million, respectively, for the same periods in 2006. These costs are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated statements of operations.

Management, Personnel and Services Agreement with Mirant Services

Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services’ direct costs of providing such services. The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of fuel, electricity and other products—affiliate	$1	$2	$3	$3
Operations and maintenance expense—affiliate	18	19	36	37
Total	$19	$21	$39	$40

Administration Arrangements with Mirant Services

Substantially all of Mirant’s corporate overhead costs are allocated to Mirant’s operating subsidiaries. For the three and six months ended June 30, 2007, the Company incurred approximately $10 million and $19 million, respectively, in costs under these arrangements, compared to $11 million and $23 million, respectively, for the same periods in 2006. These costs are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated statements of operations.

The Company’s allocation of Mirant’s overhead costs is expected to increase as a result of the recent disposition of Mirant’s Philippine and Caribbean businesses, six U.S. natural gas-fired plants and the shut down of Lovett units 3 and 4.

Mirant Letters of Credit

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

Purchased Emissions Allowances

The Company purchases emissions allowances from Mirant Energy Trading at Mirant Energy Trading’s original cost to purchase the allowances. Where allowances have been purchased by Mirant Energy Trading from a Mirant affiliate, the price paid by Mirant Energy Trading is determined by market indices. For the three and six months ended June 30, 2007, the Company purchased emissions allowances from Mirant Energy Trading of $1 million and $11 million, respectively, compared to $75 million and $118 million for the same periods in 2006. Emissions allowances purchased from Mirant Energy Trading or Mirant Americas Energy Marketing that were utilized in the three and six months ended June 30, 2007, were $5 million and $16 million, respectively, compared to $27 million and $42 million for the same periods in 2006, and are recorded in cost of fuel, electricity and other products—affiliate in the accompanying unaudited condensed consolidated statements of operations. Amounts expensed as a result of writing down emissions allowances to the lower of cost or market were $0 and $3 million, respectively, for the three and six months ended June 30, 2007, compared to $17 million and $23 million for the same periods in 2006. As of June 30, 2007 and December 31, 2006, the Company had emissions allowances purchased from Mirant Energy Trading of $28 million and $36 million, respectively, which are recorded in fuel stock and emissions allowances in the accompanying condensed consolidated balance sheets.

Preferred Stock in Mirant Americas

Mirant Americas issued mandatorily redeemable Series A preferred shares to the Company for the purpose of funding future environmental capital expenditures. For the six months ended June 30, 2007, the Company recorded $6 million in preferred stock in affiliate and member’s interest in the unaudited condensed consolidated balance sheet related to the amortization of the discount on the preferred stock in Mirant Americas.

The Series A preferred shares issued by Mirant Americas are mandatorily redeemable by Mirant Americas at various dates. On June 30, 2007, Mirant Americas was required to redeem $5 million in preferred stock held by Mirant Mid-Atlantic, which was completed on July 2, 2007.

E.               Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007. Prior to adoption of FIN 48, the Company recognized contingent liabilities related to tax uncertainties when it was probable that a loss had occurred and the loss or range of loss could be reasonably estimated. The recognition of contingent losses for tax uncertainties required management to make significant assumptions about the expected outcomes of certain tax contingencies. Upon adoption of FIN 48, the Company changed its method to recognize only liabilities for uncertain tax positions that are less than or subject to the measurement threshold of the more-likely-than-not standard. As a result of the implementation of FIN 48, the Company recognized an increase in tax receivables of approximately $1 million related to prior years when the Company was subject to U.S. income taxes. The additional tax benefit resulted in an increase of the same amount to member’s interest. The unrecognized tax benefit as a result of adopting FIN 48 is an insignificant amount and would not materially affect the Company’s effective tax rate if it were to be recognized.

The Company is not subject to U.S. income taxes. If the Company were to be allocated income taxes attributable to its operations, pro forma income tax expense (benefit) attributable to income before tax would be $29 million and $(38) million for the three and six months ended June 30, 2007, respectively, compared to $54 million and $176 million, respectively, for the same periods in 2006. The pro forma balance of the Company’s deferred income taxes is a net liability of $218 million as of June 30, 2007. The pro forma increase in tax benefits that would have been recognized upon adoption of FIN 48 is approximately $1 million. The pro forma unrecognized tax benefit as a result of adopting FIN 48 is an insignificant amount and would not materially affect the Company’s pro forma effective tax rate if it were recognized.

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

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”), including the Company and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant, the Company and most of the Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. As of June 30, 2007, approximately 21 million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, to the extent unresolved claims are resolved now that the Company has emerged from bankruptcy, the claimants will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims.

A settlement entered into on May 30, 2006, among Pepco, Mirant, Old Mirant, and various subsidiaries of Mirant, including the Company and its subsidiaries, that became effective August 10, 2007, will result in the distribution of up to 18 million of the reserved shares to Pepco, as described below in Pepco Litigation. Once that distribution to Pepco has been made, Mirant will make a supplemental distribution under the Plan to holders of allowed Mirant Debtor Class 3—Unsecured Claims (other than Allowed Subordinated Note Claims as defined in the Plan) of all but 1,023,000 shares of the shares that then remain reserved with respect to Mirant Debtor Class 3—Unsecured Claims.

To the extent the aggregate amount of the payouts determined to be due with respect to disputed claims ultimately exceeds the amount of the funded claim reserve, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant shareholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims.

Pepco Litigation

In 2000, Mirant purchased power generating facilities and other assets from Pepco, including certain PPAs between Pepco and third parties. Under the terms of the APSA, Mirant and Pepco entered into the Back-to-Back Agreement with respect to certain PPAs, including Pepco’s long-term PPA with Panda, under which (1) Pepco agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements and (2) Mirant agreed to pay Pepco each month all amounts due from Pepco to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Panda PPA is the only significant one of those PPAs still in effect. It runs until 2021, and the Back-to-Back Agreement does not expire until all obligations have been performed under the Panda PPA. Under the Back-to-Back Agreement, Mirant is obligated to purchase power from Pepco at prices that typically are higher than the market prices for power.

Mirant assigned its rights and obligations under the Back-to-Back Agreement to Mirant Americas Energy Marketing. In the Chapter 11 cases of the Mirant Debtors, Pepco asserted that an Assignment and Assumption Agreement dated December 19, 2000, that included as parties Pepco, the Company and various of its subsidiaries, caused the Company and its subsidiaries that were parties to the agreement to be jointly and severally liable to Pepco for various obligations, including the obligations under the Back-to-Back Agreement. The Mirant Debtors sought to reject the APSA, the Back-to-Back Agreement, and the Assignment and Assumption Agreement. Under the Plan, the obligations of the Mirant Debtors under the APSA (including any other agreements executed pursuant to the terms of the APSA and found by a final court order to be part of the APSA), the Back-to-Back Agreement, and the Assignment and Assumption Agreement have been performed since January 3, 2006, by Mirant Power Purchase, whose performance was guaranteed by Mirant, pending resolution of the rejection motions.

On May 30, 2006, Mirant and various of its subsidiaries, including the Company and its subsidiaries (collectively the “Mirant Settling Parties”), entered into a Settlement Agreement and Release (the “Settlement Agreement”) with Pepco and various affiliates of Pepco (collectively the “Pepco Settling Parties”). To become effective, the Settlement Agreement had to be approved by the Bankruptcy Court and that approval order had to become a final order. On August 9, 2006, the Bankruptcy Court entered an order approving the Settlement Agreement, and on December 26, 2006, the United States District Court for the Northern District of Texas affirmed that order. Certain holders of unsecured claims against Old Mirant in the bankruptcy proceedings appealed that ruling to the Fifth Circuit. On August 9, 2007, the Fifth Circuit entered an order dismissing the appeal at the request of the parties, and the Settlement Agreement became effective August 10, 2007.

The Settlement Agreement fully resolves the contract rejection motions that had remained pending in the bankruptcy proceedings, as well as other matters disputed between Pepco and Mirant and its subsidiaries. The Pepco Settling Parties and the Mirant Settling Parties have released each other from all claims known as of May 30, 2006, including fraudulent transfer claims brought by Old Mirant against Pepco in July 2005. Under the Settlement Agreement, Mirant Power Purchase will perform any remaining obligations under the APSA, and Mirant will guaranty its performance. The Back-to-Back Agreement has been rejected and terminated effective as of May 31, 2006, and the Assignment and Assumption Agreement has also been rejected.

With respect to the other agreements executed as part of the closing of the APSA (the “Ancillary Agreements”) and other agreements between Pepco and subsidiaries of Mirant, including the Company and its subsidiaries, the Mirant subsidiary that is a party to each agreement has assumed the agreement and Mirant has guaranteed that subsidiary’s performance. Mirant Power Purchase’s obligations under the APSA do not include any obligations related to the Ancillary Agreements. The Settlement Agreement provides that a future breach of the APSA or any Ancillary Agreement by a party to such agreement will not entitle the non-defaulting party to terminate, suspend performance under, or exercise any other right or remedy under or with respect to any of the remainder of such agreements.

The Settlement Agreement grants Pepco a claim against Old Mirant in Old Mirant’s bankruptcy proceedings that will result in Pepco receiving common stock of Mirant and cash having a value, after liquidation of the stock by Pepco, equal to $520 million. Mirant will distribute up to 18 million shares of Mirant common stock to Pepco to satisfy its claim and Pepco will liquidate those shares. Mirant is to set the number of shares to be distributed to Pepco so as to produce upon liquidation total net proceeds as near to $520 million as possible, subject to the overall cap on the shares to be distributed of 18 million shares. If the net proceeds received by Pepco from the liquidation of the shares are less than $520 million, Mirant will pay Pepco cash equal to the difference.

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

Mirant Potomac River Operations.   On September 23, 2004, the Virginia DEQ and Mirant Potomac River entered into an order by consent with respect to the Potomac River plant under which Mirant

Potomac River agreed to perform a modeling analysis to assess the potential effect of “downwash” from the plant (1) on ambient concentrations of SO2, NOx, CO and PM10 for comparison to the applicable NAAQS and (2) on ambient concentrations of mercury for comparison to Virginia Standards of Performance for Toxic Pollutants. Downwash is the effect that occurs when aerodynamic turbulence induced by nearby structures causes emissions from an elevated source, such as a smokestack, to move rapidly toward the ground resulting in higher ground-level concentrations of emissions.

Computer modeling predicted that emissions from the Potomac River plant had the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NOx and PM10 under certain conditions. Based on those results, the Virginia DEQ issued a directive to Mirant Potomac River on August 19, 2005, to undertake immediately such action as was necessary to ensure protection of human health and the environment and eliminate NAAQS exceedances. On August 24, 2005, Mirant Potomac River temporarily halted power production at all five units of the Potomac River generating facility in response to the directive from the Virginia DEQ. On August 25, 2005, the District of Columbia Public Service Commission filed an emergency petition and complaint with the DOE to prevent the shutdown of the Potomac River facility. On December 20, 2005, due to a determination by the DOE that an emergency situation existed with respect to the reliability of the supply of electricity to central Washington, D.C., the DOE ordered Mirant Potomac River to generate electricity at the Potomac River generating facility, as requested by PJM, during any period in which certain transmission lines serving the central Washington, D.C. area were out of service due to a planned or unplanned outage. In addition, the DOE ordered Mirant Potomac River, at all other times, for electric reliability purposes, to keep as many units in operation as possible and to reduce the start-up time of units not in operation without contributing to any NAAQS exceedances. On January 4, 2006, the DOE issued an order authorizing operation of the units of the Potomac River generating facility on a reduced basis, but making it possible to bring the entire plant into service within approximately 28 hours when necessary for reliability purposes.

In a letter received December 30, 2005, the EPA asserted that Mirant Potomac River did not immediately undertake action as directed by the Virginia DEQ’s August 19, 2005, letter and therefore failed to comply with the requirements of the Virginia State Implementation Plan. On June 1, 2006, Mirant Potomac River and the EPA executed an ACO by Consent to resolve the EPA’s allegations and to assure an acceptable level of reliability to the District of Columbia. The ACO (i) specified certain operating scenarios and SO2 emissions limits for the Potomac River facility, which scenarios and limits took into account whether certain 230kV transmission lines serving Washington, D.C. were out of service; (ii) required the operation of trona injection units to reduce SO2 emissions; and (iii) required Mirant Potomac River to undertake a model evaluation study to predict ambient air quality effects from the facility’s operations. On June 2, 2006, the DOE issued a letter modifying its January 6, 2006, order to direct Mirant Potomac River to comply with the ACO in order to ensure adequate electric reliability to the District of Columbia. The ACO expired on June 1, 2007, and the DOE’s order expired on July 1, 2007.

On May 23, 2007, the Virginia State Air Pollution Control Board directed the Director of the Virginia DEQ to issue a state operating permit (the “Permit”) for the Potomac River plant that would restrict the plant’s operations by imposing stringent limits on its SO2 emissions, which limits Mirant Potomac River views as unreasonably low and arbitrary. The Virginia DEQ issued the Permit as directed on June 1, 2007. The effects of the Permit were effectively stayed until the DOE order expired on July 1, 2007. In June 2007, Mirant Potomac River filed a petition for appeal in the Circuit Court of the City of Richmond, Virginia seeking to set aside the Virginia State Air Pollution Control Board’s directive of May 23, 2007, and the Permit issued by the Virginia DEQ on June 1, 2007. The Virginia State Air Pollution Control Board stated that the Permit is intended to be supplanted by a more comprehensive permit that it expects to issue in the fall of 2007.

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

On January 18, 2005, Mirant Potomac River and the Company filed a complaint against the City of Alexandria and the City Council in the Circuit Court for the City of Alexandria seeking to overturn the actions taken by the City Council on December 18, 2004, on the grounds that those actions violated federal, state and city laws. On February 24, 2006, the court entered judgment in favor of Mirant Potomac River and the Company declaring the change in the zoning status of Mirant Potomac River’s generating plant to be invalid and vacating the City Council’s revocation of the 1989 SUPs. On April 20, 2007, the Virginia Supreme Court affirmed the rulings by the trial court. On June 22, 2007, the Virginia Supreme Court denied a petition for rehearing filed by the City.

Pepco Assertion of Breach of Local Area Support Agreement

Following the shutdown of the Potomac River plant on August 24, 2005, Mirant Potomac River notified Pepco on August 30, 2005, that it considered the circumstances resulting in the shutdown of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000, between Pepco and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give Pepco several years advance notice of any indefinite or permanent shutdown of the plant and to pay all or a portion of certain costs incurred by Pepco for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. On September 13, 2005, Pepco notified Mirant Potomac River that it considered Mirant Potomac River’s shutdown of the plant to be a material breach of the Local Area Support Agreement that is not excused under the force majeure provisions of the agreement. Pepco contended that Mirant Potomac River’s actions entitle Pepco to recover as damages the cost of constructing additional transmission facilities. Pepco, on January 24, 2006, filed a notice of administrative claims in the bankruptcy proceedings asserting that Mirant Potomac River’s shutdown of the Potomac River plant caused Mirant Potomac River to be liable for the cost of such transmission facilities, which cost it estimated to be in excess of $70 million. Mirant Potomac River disputes Pepco’s interpretation of the agreement.

The Settlement Agreement entered into on May 30, 2006, by the Mirant Settling Parties and the Pepco Settling Parties that became effective August 10, 2007, resolved all claims asserted by Pepco against Mirant Potomac River arising out of the suspension of operations of the Potomac River plant in August 2005. Under the Settlement Agreement, Pepco released all claims it has asserted against Mirant Potomac River related to the shutdown of the plant in return for the claim Pepco received in the Mirant bankruptcy proceeding.

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

Overview

We are an independent energy company whose revenues and gross margin primarily are generated through the production and sale of electricity. We are a direct wholly-owned subsidiary of Mirant North America and an indirect wholly-owned subsidiary of Mirant. Our operations include 5,256 MW of electric generation capacity in the Washington, D.C. area.

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

Our power plants that sell power into the PJM market participate in the reliability pricing model (“RPM”) forward capacity market, which is designed to provide prices for capacity that are intended to ensure that adequate resources are in place to meet the region’s demand requirements. The PJM RPM held its first annual capacity auction in April 2007, for delivery of capacity from June 1, 2007 to May 31, 2008. In that auction the resource clearing price in the Southwestern MAAC (the zone in which our plants are located) for delivery of capacity from June 1, 2007 to May 31, 2008, was set at $188.54 per MW-day. The PJM RPM held its second annual capacity auction in July 2007, for delivery of capacity from June 1, 2008 to May 31, 2009. In the second auction, the resource clearing price in the Southwestern MAAC for delivery of capacity from June 1, 2008 to May 31, 2009, was set at $210.11 per MW-day. The auction for delivery of capacity from June 1, 2009 to May 31, 2010, will be held in October 2007. An additional auction will be held in January 2008 for the June 1, 2010 to May 31, 2011, period. Thereafter, annual auctions will be conducted to procure capacity three years prior to each delivery period beginning in May 2008 for delivery of capacity from June 1, 2011 to May 31, 2012.

On July 30, 2007, we and our direct subsidiary, Mirant Chalk Point, entered into an agreement with Stone & Webster, Inc. for engineering, procurement and construction services relating to the installation of air quality control systems at our Morgantown, Dickerson and Chalk Point generating stations. The target cost for installation of the scrubbers under the agreement is approximately $1.1 billion. These services are part of total capital expenditures of approximately $1.6 billion through 2009 that we anticipate to comply with the requirements for SO2 and NOx emissions under the Maryland Healthy Air Act.

Results of Operations

For the three and six months ended June 30, 2007, we reported net income of $75 million and a net loss of $98 million, respectively, as compared to net income of $139 million and $454 million for the same periods in 2006. The decrease in unrealized gross margin reduced net income by $133 million and $678 million, respectively, for the three and six months ended June 30, 2007. We engage in asset hedging activities to reduce our exposure to commodity price fluctuations and to achieve more predictable realized gross margins. However, these hedges create volatility in our net income as unrealized gains and losses.

The following table details our gross margin and expenses from affiliates and nonaffiliates aggregated by classification (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Increase/ (Decrease)	2007	2006	Increase/ (Decrease)
Realized gross margin	$217	$139	$78	$463	$330	$133
Unrealized gross margin	(34)	99	(133)	(353)	325	(678)
Gross Margin	183	238	(55)	110	655	(545)
Operating Expenses:
Operations and maintenance
Affiliate	33	35	(2)	66	69	(3)
Nonaffiliate	58	53	5	108	104	4
Depreciation and amortization	20	18	2	39	36	3
Gain on sale of assets, net	(1)	(5)	4	(2)	(5)	3
Total operating expenses	110	101	9	211	204	7
Operating income (loss)	73	137	(64)	(101)	451	(552)
Other expense (income), net
Affiliate	—	(1)	1	—	(2)	2
Nonaffiliate	(2)	(1)	(1)	(3)	(1)	(2)
Net Income (Loss)	$75	$139	$(64)	$(98)	$454	$(552)

Operating Statistics

Our capacity factor (average percentage of full capacity used over a specific period) for the three and six months ended June 30, 2007 was 31% and 34%, respectively, compared to 28% and 32%, respectively, for the same periods in 2006. Our power generation volumes for the three and six months ended June 30, 2007 (in gigawatt hours) were 3,561 and 7,795, respectively, compared to 3,236 and 7,319, respectively, for the same periods in 2006.

Gross Margin

Gross margin for the three and six months ended June 30, 2007 and 2006, is detailed as follows (in millions):

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	Increase/ (Decrease)	2007	2006	Increase/ (Decrease)
Energy	$144	$77	$67	$309	$218	$91
Contracted and capacity	27	9	18	38	19	19
Incremental realized value of hedges	46	53	(7)	116	93	23
Unrealized gross margin	(34)	99	(133)	(353)	325	(678)
Total	$183	$238	$(55)	$110	$655	$(545)

Energy represents gross margin from the generation of electricity, sales and purchases of emissions allowances and fuel sales.

Contracted and capacity represents gross margin received through installed capacity arrangements and ancillary services.

Incremental realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging derivative contracts.

Unrealized gross margin represents the net unrealized gain or loss of our derivative contracts.

Three Months Ended June 30, 2007 versus Three Months Ended June 30, 2006

The increase of $78 million in realized gross margin was primarily due to the following:

•       an increase of $67 million in energy primarily due to an increase of 15% in average power prices, an increase of 10% in generation volumes due to higher prices and a decrease in emissions costs; and

•       an increase of $18 million in contracted and capacity primarily due to the PJM RPM, which became effective in June 2007. This amount was net of $7 million to reflect our lower availability that was to a significant extent related to the extension in June 2007 of a planned spring outage at unit 1 of our Morgantown generation facility.

The decrease of $133 million in unrealized gross margin was primarily because of the following:

•       unrealized losses of $34 million in 2007 due to $88 million related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $54 million increase in value associated with forward power and fuel contracts for future periods as a result of decreases in forward power prices in the second quarter of 2007; and

•       unrealized gains of $99 million in 2006 due to $76 million related to an increase in value associated with forward power and fuel contracts for future periods due to decreases in power prices and $23 million due to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods.

Six Months Ended June 30, 2007 versus Six Months Ended June 30, 2006

The increase of $133 million in realized gross margin was primarily due to the following:

•       an increase of $91 million in energy primarily due to a 9% increase in average power prices, a 6% increase in generation volumes and a decrease in emissions costs;

•       an increase of $23 million in incremental realized value of hedges of our generation output primarily due to an increase in the amount by which the settlement value of power contracts exceeded market prices; and

•       an increase of $19 million in contracted and capacity primarily due to the PJM RPM, which became effective in June 2007. This amount was net of $7 million to reflect our lower availability that was to a significant extent related to the extension in June 2007 of a planned spring outage at unit 1 of our Morgantown generation facility.

The decrease of $678 million in unrealized gross margin was primarily due to the following:

•       unrealized losses of $353 million in 2007 due to $143 million related to a decrease in value associated with forward power and fuel contracts for future periods as a result of increases in forward power prices in 2007 and $210 million due to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods; and

•       unrealized gains of $325 million in 2006 due to $251 million related to an increase in value associated with forward power and fuel contracts for future periods due to decreases in power prices and $74 million due to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods.

Financial Condition

Our liquidity and capital requirements are primarily a function of our lease payments, capital expenditures, contract obligations, legal settlements and working capital needs. Net cash flow provided by operating activities totaled $354 million and $132 million for the six months ended June 30, 2007 and 2006, respectively. We expect to fund the approximately $1.6 billion of anticipated capital expenditures through 2009 to comply with the requirements for SO2 and NOx emissions under the Maryland Healthy Air Act with funds from operating activities, the Series A preferred shares in Mirant Americas and capital contributions from Mirant North America.

Cash Flows

Operating Activities.   Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities increased $222 million for the six months ended June 30, 2007, compared to the same period in 2006, primarily due to the following:

•       an increase in realized gross margin of $133 million in 2007, compared to the same period in 2006. See Results of Operations for additional discussion of our performance in 2007 compared to the same period in 2006; and

•       changes in working capital of $90 million, including an increase of $66 million in materials, fuel stock and emissions allowances primarily due to an increase in emissions allowances in 2006. This increase resulted from lower purchases and lower generation volumes in 2006.

Investing Activities.   Net cash used in investing activities was $157 million for the six months ended June 30, 2007, compared to $85 million provided by investing activities in 2006. This difference was primarily due to the following:

•       a decrease due to an increase of $110 million in capital expenditures, primarily due to our environmental capital expenditures;

•       a decrease of $124 million due to the repayment of notes receivable from affiliate in 2006;

•       a decrease of $11 million in proceeds from sale of assets and investments, primarily due to the receipt of $12 million in 2006 from the sale of the Mirant Service Center; and

•       an increase of $3 million in proceeds from property insurance.

Financing Activities.   Net cash used in financing activities was $79 million for the six months ended June 30, 2007, compared to $421 million for the same period in 2006. This difference was primarily due to the following:

•       in 2007, the Company distributed $114 million to its member compared to $420 million for the same period in 2006; and

•       in 2007, the Company received capital contributions of $36 million.

Critical Accounting Estimates

For a discussion of our critical accounting estimates see Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2007. Based upon this assessment, our management concluded that, as of June 30, 2007, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

PART II

Item 1.     Legal Proceedings—See Note F—Litigation and Other Contingencies to the accompanying unaudited condensed consolidated financial statements for discussion of the material legal proceedings to which we are a party.

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
10.1*

Engineering, Procurement and Construction Agreement dated as of July 30, 2007, by and between the Company, Mirant Chalk Point, LLC and Stone and Webster, Inc. (designated on form 8-K filed August 3, 2007, as exhibit 10.1)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of August, 2007.

MIRANT MID-ATLANTIC, LLC
By:	/s/ THOMAS E. LEGRO
Thomas E. Legro
Vice President and Controller
(Principal Accounting Officer)