Form 10-Q
period 2007-09-30
MIRANT MID ATLANTIC LLC
filed 2007-11-13
CIK 1138258

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Mirant Mid-Atlantic, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or Organization)	N/A (Commission File Number)	58-2574140 (I.R.S. Employer Identification No.)
1155 Perimeter Center West, Suite 100, Atlanta, Georgia (Address of Principal Executive Offices)		30338 (Zip Code)

(678) 579-5000
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

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

CAIR—Clean Air Interstate Rule.

Clean Air Act—Federal Clean Air Act.

CO2—Carbon dioxide.

Company—Mirant Mid-Atlantic and its subsidiaries.

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

FIN—FASB Interpretation.

FIN 39—FIN No. 39, Offsetting of Amounts Related to Certain Contracts.

FIN 48—FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

FSP—FASB Staff Position.

FSP FIN 39-1—FSP FIN No. 39-1, Amendment of FASB Interpretation No. 39 (FIN 39).

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

i

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

PM2.5—Particulate matter that is 2.5 microns or less in size.

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

Securities Act—Securities Act of 1933, as amended.

SFAS—Statement of Financial Accounting Standards.

SFAS No. 5—SFAS No. 5, Accounting for Contingencies.

SFAS No. 109—SFAS No. 109, Accounting for Income Taxes.

SFAS No. 115—SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

SFAS No. 155—SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.

SFAS No. 157—SFAS No. 157, Fair Value Measurements.

SFAS No. 159—SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.

SO2—Sulfur dioxide.

SWMAAC—Southwestern Mid-Atlantic Area Council.

Virginia DEQ—Virginia Department of Environmental Quality.

ii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

        The information presented in this Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, in addition to historical information. These statements involve known and unknown risks and uncertainties and relate to future events, our future financial performance or our projected business results. In some cases, one can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "estimate," "predict," "target," "potential" or "continue" or the negative of these terms or other comparable terminology.

        Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

  •
  legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the industry of generating, transmitting and distributing electricity (the "electricity industry"); changes in state, federal and other regulations affecting the electricity industry (including rate and other regulations); changes in, or changes in the application of, environmental and other laws and regulations to which we and our subsidiaries and affiliates are or could become subject;

  •
  failure of our assets to perform as expected, including outages for unscheduled maintenance or repair;

  •
  changes in market conditions, including developments in the supply, demand, volume and pricing of electricity and other commodities in the energy markets and the extent and timing of the entry of additional competition in our markets or those of our subsidiaries and affiliates;

  •
  increased margin requirements, market volatility or other market conditions that could increase our affiliates' obligations to post collateral beyond amounts that are expected;

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

  •
  our or our affiliates' inability to enter into intermediate and long-term contracts to sell power and procure fuel, including its transportation, on terms and prices acceptable to us;

  •
  our or our affiliates' ability to borrow additional funds and access capital markets;

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

        In addition to the discussion of certain risks in Management's Discussion and Analysis of Results of Operations and Financial Condition and the accompanying Notes to Mirant Mid-Atlantic's unaudited condensed consolidated financial statements, other factors that could affect the Company's future performance (business, financial condition or results of operations and cash flows) are set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

Certain Terms

        As used in this report, "we," "us," "our," the "Company" and "Mirant Mid-Atlantic" refer to Mirant Mid-Atlantic, LLC and its subsidiaries, unless the context requires otherwise.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(in millions)
Operating revenues—affiliate	$538	$546	$1,040	$1,436
Operating revenues—nonaffiliate	4	97	(151)	152

Total operating revenues	542	643	889	1,588

Cost of fuel, electricity and other products—affiliate	113	183	284	404
Cost of fuel, electricity and other products—nonaffiliate	54	7	120	76

Total cost of fuel, electricity and other products	167	190	404	480

Gross Margin	375	453	485	1,108

Operating Expenses:
Operations and maintenance—affiliate	39	35	105	104
Operations and maintenance—nonaffiliate	52	45	160	149
Depreciation and amortization	21	19	60	55
Gain on sales of assets, net	—	(2)	(2)	(7)

Total operating expenses, net	112	97	323	301

Operating Income	263	356	162	807

Other Expense (Income), net:
Interest expense—nonaffiliate	—	1	2	3
Interest income—affiliate	—	—	—	(2)
Interest income—nonaffiliate	(1)	(1)	(6)	(3)
Other, net	—	—	—	(1)

Total other income, net	(1)	—	(4)	(3)

Net Income	$264	$356	$166	$810

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS

	At September 30, 2007	At December 31, 2006
	(Unaudited)
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$251	$75
Receivables:
Affiliate	94	86
Nonaffiliate	4	2
Price risk management assets—affiliate	22	132
Price risk management assets—nonaffiliate	51	135
Fuel stock and emissions allowances	81	95
Materials and supplies	37	35
Prepaid rent	96	96
Funds on deposit	2	2
Other current assets	13	18

Total current assets	651	676

Property, Plant and Equipment, net	1,885	1,495

Noncurrent Assets:
Goodwill, net	799	799
Price risk management assets—affiliate	—	5
Price risk management assets—nonaffiliate	2	54
Other intangible assets, net	152	156
Prepaid rent	213	218
Other noncurrent assets	—	1

Total noncurrent assets	1,166	1,233

Total assets	$3,702	$3,404

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3	$3
Accounts payable and accrued liabilities	128	54
Payable to affiliate	15	11
Price risk management liabilities—nonaffiliate	14	—
Accrued taxes	5	—

Total current liabilities	165	68

Noncurrent Liabilities:
Long-term debt	28	31
Asset retirement obligations	14	12
Price risk management liabilities—affiliate	5	—
Price risk management liabilities—nonaffiliate	53	—
Other long-term liabilities	14	1

Total noncurrent liabilities	114	44

Commitments and Contingencies Equity:
Member's interest	3,649	3,513
Preferred stock in affiliate	(226)	(221)

Total equity	3,423	3,292

Total liabilities and equity	$3,702	$3,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (UNAUDITED)

(in millions)

	Member's Interest	Preferred Stock in Affiliate
Balance, December 31, 2006	$3,513	$(221)
Net income	166	—
Amortization of discount on preferred stock in affiliate	10	(10)
Redemption of preferred stock in affiliate	—	5
Capital contributions	173	—
Adoption of FIN 48	1	—
Distribution to member	(214)	—

Balance, September 30, 2007	$3,649	$(226)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(in millions)
Cash Flows from Operating Activities:
Net income	$166	$810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60	55
Price risk management activities	323	(511)
Gain on sales of assets, net	(2)	(7)
Changes in certain assets and liabilities:
Affiliate accounts receivable	(8)	(25)
Nonaffiliate accounts receivable	(3)	(2)
Prepaid rent	5	12
Materials, fuel stock and emissions allowances	12	(25)
Other assets	5	59
Accounts payable and accrued liabilities	(8)	(15)
Payables to affiliate	4	8
Accrued taxes, nonaffiliate	4	5
Other noncurrent liabilities	13	—

Total adjustments	405	(446)

Net cash provided by operating activities	571	364

Cash Flows from Investing Activities:
Capital expenditures	(361)	(81)
Repayment of notes receivable from affiliate	—	124
Proceeds from sale of assets	1	12
Property insurance proceeds	3	—

Net cash provided by (used in) investing activities	(357)	55

Cash Flows from Financing Activities:
Repayment of long-term debt	(2)	(2)
Capital contributions	173	—
Redemption of preferred stock in affiliate	5	—
Distribution to member	(214)	(563)

Net cash used in financing activities	(38)	(565)

Net Increase (Decrease) in Cash and Cash Equivalents	176	(146)
Cash and Cash Equivalents, beginning of period	75	276

Cash and Cash Equivalents, end of period	$251	$130

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$3	$4
Financing Activity:
Capital contributions—non-cash	$—	$1

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

        On November 9, 2007, Mirant announced a conclusion to the strategic review process it had announced on April 9, 2007. Mirant plans to return a total of $4.6 billion of excess cash to its stockholders. The first stage of the return of cash will consist of an accelerated share repurchase program for $1 billion together with open market purchases for an additional $1 billion. Mirant will determine how best to return additional cash upon completion of the accelerated share repurchase.

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

B.    Accounting and Reporting Policies

Basis of Presentation

        The accompanying unaudited condensed consolidated financial statements of Mirant Mid-Atlantic and its wholly-owned subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

        The accompanying unaudited condensed consolidated financial statements include the accounts of Mirant Mid-Atlantic and its wholly-owned subsidiaries and have been prepared from records maintained by Mirant Mid-Atlantic and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

        Mirant Mid-Atlantic considers all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2007, except for amounts held in bank accounts to cover current payables, all of the Company's cash and cash equivalents were invested in AAA-rated money market funds. During the fourth quarter of 2007, the Company has transferred all of its cash investments into AAA-rated U.S. Treasury money market funds.

Recently Adopted Accounting Standards

        On July 13, 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

        On January 1, 2007, the Company adopted the provisions of FIN 48 for all uncertain tax positions. Only tax positions that met the more-likely-than-not recognition threshold at the effective date were recognized or will continue to be recognized. The total effect of adopting FIN 48 was an increase in tax receivables of $1 million with a corresponding increase to member's interest of the same amount. See Note E for additional information on FIN 48.

        On May 2, 2007, the FASB issued FSP FIN 48-1, which amended FIN 48 to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. In determining whether a tax position is effectively settled, companies are required to make the assessment on a position-by-position basis; however, a company could conclude that all positions in a particular tax year are effectively settled. The Company's initial adoption of FIN 48 on January 1, 2007, was consistent with the provisions of FSP FIN 48-1.

        In February 2006, the FASB issued SFAS No. 155, which allows fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event beginning in the first fiscal year after September 15, 2006. At the date of adoption, any difference between the total carrying amount of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative effect adjustment to beginning retained earnings. The Company adopted SFAS No. 155 on January 1, 2007. The adoption of SFAS No. 155 did not affect the Company's statements of operations, financial position or cash flows.

        On June 28, 2006, the FASB ratified the EITF's consensus reached on EITF 06-3, which relates to the income statement presentation of taxes collected from customers and remitted to government authorities. The Task Force affirmed as a consensus on this issue that the presentation of taxes on either a gross basis or a net basis within the scope of EITF 06-3 is an accounting policy decision that should be disclosed pursuant to APB No. 22. A company should disclose the amount of those taxes that is recognized on a gross basis in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The Company adopted EITF 06-3 on January 1, 2007. While the amounts are not material, the Company's policy is to present such taxes on a net basis in the consolidated statements of operations.

New Accounting Standards Not Yet Adopted

        On September 15, 2006, the FASB issued SFAS No. 157, which establishes a framework for measuring fair value under GAAP and expands disclosure about fair value measurement. SFAS No. 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., levels 1, 2 and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding fair value measurements in the level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities accounted for at fair value. SFAS No. 157 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt SFAS No. 157 on January 1, 2008, and as of that date, evaluate the fair value of its assets and liabilities according to the hierarchy established by the FASB and present the required disclosures. It is also expected that the adoption of SFAS No. 157 will affect the measurement of certain liabilities by incorporating the Company's own credit standing and the accounting for inception gains and losses currently being deferred under EITF 02-3. The net deferred inception gains and losses at September 30, 2007, were not material.

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

        On April 30, 2007, the FASB issued FSP FIN 39-1, which amended FIN 39, to indicate that the following fair value amounts could be offset against each other if certain conditions of FIN 39 are otherwise met: (a) those recognized for derivative instruments executed with the same counterparty under a master netting arrangement and (b) those recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. In addition, a reporting entity is not precluded from offsetting the derivative instruments if it determines that the amount recognized upon payment or receipt of cash collateral is not a fair value amount. FSP FIN 39-1 is effective at the beginning of the first fiscal year after November 15, 2007. The Company will adopt FSP FIN 39-1 on January 1, 2008. The Company has not yet determined the potential effect of FSP FIN 39-1 on its statements of financial position.

C.    Price Risk Management Assets and Liabilities

        The fair values of the Company's price risk management assets and liabilities, net of credit reserves, at September 30, 2007 and December 31, 2006, were as follows (in millions):

	At September 30, 2007
	Assets		Liabilities
					Net Fair Value
	Current	Noncurrent	Current	Noncurrent
Electricity	$70	$2	$(14)	$(58)	$—
Coal/other	3	—	—	—	3

Total	$73	$2	$(14)	$(58)	$3

	At December 31, 2006
	Assets
			Net Fair Value
	Current	Noncurrent
Electricity	$254	$59	$313
Coal/other	13	—	13

Total	$267	$59	$326

        The following table represents the net price risk management assets and liabilities by tenor as of September 30, 2007 (in millions):

2007	$87
2008	(9)
2009	(45)
2010	(29)
Thereafter	(1)

Net assets (liabilities)	$3

        The volumetric weighted average maturity, or weighted average tenor, of the price risk management portfolio at September 30, 2007, was approximately 13 months. The net notional amount of the price risk management assets and liabilities at September 30, 2007, was a net short position of approximately 29 million equivalent MWh.

        The following table provides a summary of the factors affecting the change in net fair value of the price risk management asset and liability accounts for the nine months ended September 30, 2007 (in millions):

Net fair value of portfolio at December 31, 2006	$326
Changes in fair value, net	(105)
Contracts settled during the period, net	(218)

Net fair value of portfolio at September 30, 2007	$3

D.    Related Party Arrangements

Management, Personnel and Services Agreement with Mirant Services

        Mirant Services provides the Company with various management, personnel and other services. The Company reimburses Mirant Services for amounts equal to Mirant Services' direct costs of providing such services. The total costs incurred under the Management, Personnel and Services Agreement with Mirant Services have been included in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of fuel, electricity and other products—affiliate	$2	$2	$5	$5
Operations and maintenance expense—affiliate	18	17	54	54

Total	$20	$19	$59	$59

Administration Arrangements with Mirant Services

        Substantially all of Mirant's corporate overhead costs are allocated to Mirant's operating subsidiaries. For the three and nine months ended September 30, 2007, the Company incurred approximately $14 million and $33 million, respectively, compared to $13 million and $36 million, respectively, for the same periods in 2006, in costs under these arrangements, which are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated statements of operations.

        The Company's allocation of Mirant's overhead costs has increased as a result of the recent disposition of Mirant's Philippine and Caribbean businesses, six U.S. natural gas-fired plants and the shutdown of Lovett units 3 and 4.

Power Sales Agreement with Mirant Energy Trading

        The Company operates under a Power Sale, Fuel Supply and Services Agreement with Mirant Energy Trading. Amounts due to Mirant Energy Trading for fuel purchases and due from Mirant Energy Trading for power and capacity sales are recorded as a net payable to affiliate or accounts receivable—affiliate in the accompanying condensed consolidated balance sheets because of the Company's legal right to offset such amounts.

        Under the Power Sale, Fuel Supply and Services Agreement, Mirant Energy Trading resells the Company's energy products in the PJM spot and forward markets, and to other third parties. The Company is paid the amount received by Mirant Energy Trading for such capacity and energy. The Company is exposed to credit risk from Mirant Energy Trading to the extent that Mirant Energy Trading is unable to collect amounts owed from third parties for the resale of the Company's energy products.

Services Agreements with Mirant Energy Trading

        The Company receives services from Mirant Energy Trading, which include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. Amounts due to Mirant Energy Trading and due from Mirant Energy Trading under the Power Sale, Fuel Supply and Services Agreements are recorded as a net payable to affiliate or accounts receivable—affiliate because of the Company's legal right of offset. Substantially all energy marketing costs, including overhead allocated to Mirant Energy Trading by Mirant, are allocated to Mirant's operating subsidiaries. For the three and nine months ended September 30, 2007, the Company incurred approximately $7 million and $18 million, respectively, in costs under these agreements, compared to $5 million and $14 million, respectively, for the same periods in 2006. These costs are included in operations and maintenance—affiliate in the accompanying unaudited condensed consolidated statements of operations.

Mirant Letters of Credit

        Mirant posted pre-petition letters of credit and a guarantee on behalf of the Company to provide for the rent payment reserve required in connection with the Company's lease obligations in the event that it was unable to pay its lease payment obligations. On January 3, 2006, as part of the settlement and the Company's emergence from bankruptcy, Mirant North America posted a $75 million letter of credit for the benefit of Mirant Mid-Atlantic to cover rent payment reserve obligations on the Company's leases. Upon the posting of the letter of credit, the trustee returned $56 million of cash collateral to Mirant Mid-Atlantic.

Purchased Emissions Allowances

        The Company purchases emissions allowances from Mirant Energy Trading at Mirant Energy Trading's original cost to purchase the allowances. Where allowances have been purchased by Mirant Energy Trading from a Mirant affiliate, the price paid by Mirant Energy Trading is determined by market indices. For the three and nine months ended September 30, 2007, the Company purchased emissions allowances from Mirant Energy Trading of $1 million and $12 million, respectively, compared to $2 million and $120 million for the same periods in 2006. Emissions allowances purchased from Mirant Energy Trading or Mirant Americas Energy Marketing that were utilized in the three and nine months ended September 30, 2007, were $11 million and $27 million, respectively, compared to

$22 million and $64 million for the same periods in 2006, and are recorded in cost of fuel, electricity and other products—affiliate in the accompanying unaudited condensed consolidated statements of operations. Amounts expensed as a result of writing down emissions allowances to the lower of cost or market were $0 and $3 million, respectively, for the three and nine months ended September 30, 2007, compared to $8 million and $31 million for the same periods in 2006. As of September 30, 2007 and December 31, 2006, the Company had emissions allowances purchased from Mirant Energy Trading of $18 million and $36 million, respectively, which are recorded in fuel stock and emissions allowances in the accompanying condensed consolidated balance sheets.

Preferred Stock in Mirant Americas

        Mirant Americas issued mandatorily redeemable Series A preferred shares to the Company for the purpose of funding future environmental capital expenditures. For the nine months ended September 30, 2007, the Company recorded $10 million in preferred stock in affiliate and member's interest in the unaudited condensed consolidated balance sheet related to the amortization of the discount on the preferred stock in Mirant Americas.

        The Series A preferred shares issued by Mirant Americas are mandatorily redeemable by Mirant Americas at various dates. On June 30, 2007, Mirant Americas was required to redeem $5 million in preferred stock held by Mirant Mid-Atlantic, which was completed on July 2, 2007.

E. Income Taxes

        The Company adopted the provisions of FIN 48 on January 1, 2007. Prior to adoption of FIN 48, the Company recognized contingent liabilities related to tax uncertainties when it was probable that a loss had occurred and the loss or range of loss could be reasonably estimated. The recognition of contingent losses for tax uncertainties required management to make significant assumptions about the expected outcomes of certain tax contingencies. Upon adoption of FIN 48, the Company changed its method to recognize only liabilities for uncertain tax positions that are less than or subject to the measurement threshold of the more-likely-than-not standard. As a result of the implementation of FIN 48, the Company recognized an increase in tax receivables of approximately $1 million related to prior years when the Company was subject to U.S. income taxes. The additional tax benefit resulted in an increase of the same amount to member's interest. The unrecognized tax benefit as a result of adopting FIN 48 is an insignificant amount and would not materially affect the Company's effective tax rate if it were to be recognized.

        The Company is not subject to U.S. income taxes. If the Company were to be allocated income taxes attributable to its operations, pro forma income tax expense (benefit) attributable to income before tax would be $102 million and $64 million for the three and nine months ended September 30, 2007, respectively, compared to $137 million and $313 million, respectively, for the same periods in 2006. The pro forma balance of the Company's deferred income taxes is a net liability of $228 million as of September 30, 2007. The pro forma increase in tax benefits that would have been recognized upon adoption of FIN 48 is approximately $1 million. The pro forma unrecognized tax benefit as a result of adopting FIN 48 is an insignificant amount and would not materially affect the Company's pro forma effective tax rate if it were recognized.

F.    Litigation and Other Contingencies

        The Company is involved in a number of significant legal proceedings. In certain cases plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Company cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and therefore has not made any provision for such matters unless specifically noted below. Pursuant to SFAS No. 5, management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

Chapter 11 Proceedings

        On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the "Mirant Debtors"), including the Company and its subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant, the Company and most of the Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. As of September 30, 2007, approximately one million of the shares of Mirant common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, to the extent unresolved claims are resolved now that the Company has emerged from bankruptcy, the claimants will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims.

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

Pepco Litigation

        In 2000, Mirant purchased power generating facilities and other assets from Pepco, including certain PPAs between Pepco and third parties. Under the terms of the APSA, Mirant and Pepco entered into a contractual agreement with Pepco with respect to certain PPAs (the "Back-to-Back Agreement"), including Pepco's long-term PPA with Panda, under which (1) Pepco agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it is entitled under those agreements and (2) Mirant agreed to pay Pepco each month all amounts due from Pepco to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Back-to-Back Agreement, which did not expire until 2021, obligated Mirant to purchase power from Pepco at prices that typically were higher than the market prices for power.

        Mirant assigned its rights and obligations under the Back-to-Back Agreement to Mirant Americas Energy Marketing. In the Chapter 11 cases of the Mirant Debtors, Pepco asserted that an Assignment and Assumption Agreement dated December 19, 2000, that included as parties Pepco, the Company and various of its subsidiaries, caused the Company and its subsidiaries that were parties to the agreement to be jointly and severally liable to Pepco for various obligations, including the obligations under the Back-to-Back Agreement. The Mirant Debtors sought to reject the APSA, the Back-to-Back Agreement, and the Assignment and Assumption Agreement. Under the Plan, the obligations of the Mirant Debtors under the APSA (including any other agreements executed pursuant to the terms of the APSA and found by a final court order to be part of the APSA), the Back-to-Back Agreement, and the Assignment and Assumption Agreement were performed after January 3, 2006, by Mirant Power Purchase, whose performance was guaranteed by Mirant, pending resolution of the rejection motions.

        On May 30, 2006, Mirant and various of its subsidiaries, including the Company and its subsidiaries (collectively the "Mirant Settling Parties"), entered into a Settlement Agreement and Release (the "Settlement Agreement") with Pepco and various affiliates of Pepco (collectively the "Pepco Settling Parties"). The Settlement Agreement could not become effective until it had been approved by the Bankruptcy Court and that approval order had become a final order no longer subject to appeal. The Bankruptcy Court entered an order approving the Settlement Agreement on August 9, 2006. That order was appealed, but the appeal was dismissed by agreement of the parties in August 2007, and the Settlement Agreement became effective August 10, 2007.

        The Settlement Agreement fully resolved the contract rejection motions that remained pending in the bankruptcy proceedings, as well as other matters disputed between Pepco and Mirant and its subsidiaries. The Pepco Settling Parties and the Mirant Settling Parties have released each other from all claims known as of May 30, 2006. Under the Settlement Agreement, Mirant Power Purchase will perform any remaining obligations under the APSA, and Mirant will guaranty its performance. The Back-to-Back Agreement was rejected and terminated effective as of May 31, 2006, and the Assignment and Assumption Agreement was also rejected.

        With respect to the other agreements executed as part of the closing of the APSA (the "Ancillary Agreements") and other agreements between Pepco and subsidiaries of Mirant, including the Company and its subsidiaries, the Mirant subsidiary that is a party to each agreement has assumed the agreement and Mirant has guaranteed that subsidiary's performance. Mirant Power Purchase's obligations under the APSA do not include any obligations related to the Ancillary Agreements. The Settlement Agreement provides that a future breach of the APSA or any Ancillary Agreement by a party to such agreement will not entitle the non-defaulting party to terminate, suspend performance under, or exercise any other right or remedy under or with respect to any of the remainder of such agreements.

        The Settlement Agreement granted Pepco a claim against Old Mirant in Old Mirant's bankruptcy proceedings that was to result in Pepco receiving common stock of Mirant and cash having a value, after liquidation of the stock by Pepco, equal to $520 million. Shortly after the Settlement Agreement became effective, Mirant distributed approximately 14 million shares of Mirant common stock from the shares reserved for disputed claims under the Plan to Pepco to satisfy its claim. Pepco's liquidation of those shares resulted in net proceeds of approximately $522 million, and Pepco paid Mirant the amount in excess of $520 million.

Environmental Matters

        EPA Information Request.    In January 2001, the EPA issued a request for information to Mirant concerning the implications under the EPA's NSR regulations promulgated under the Clean Air Act of past repair and maintenance activities at the Potomac River plant in Virginia and the Chalk Point, Dickerson and Morgantown plants in Maryland. The requested information concerns the period of operations that predates the Company's and its subsidiaries' ownership and lease of those plants. Mirant responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation associated with operations prior to the Company's and its subsidiaries' acquisition or lease of the plants. If a violation is determined to have occurred at any of the plants, the Company or its subsidiary owning or leasing the plant may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. The Company or its subsidiaries owning or leasing the Chalk Point, Dickerson and Morgantown plants in Maryland are installing a variety of emissions control equipment on those plants to comply with the Maryland Healthy Air Act, but that equipment may not include all of the emissions control equipment that could be required if a violation of the EPA's NSR regulations is determined to have occurred at one or more of those plants. If such a violation is determined to have occurred after the Company or its subsidiaries acquired or leased the plants or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, the Company or its subsidiary owning or leasing the plant at issue could also be subject to fines and penalties by the state or federal government for the period after its acquisition or lease of the plant, the cost of which may be material, although applicable bankruptcy law may bar such liability for periods prior to January 3, 2006, when the Plan became effective for the Company and its subsidiaries that own or lease these plants.

        Mirant Potomac River Operations.    On May 23, 2007, the Virginia State Air Pollution Control Board directed the Director of the Virginia DEQ to issue a state operating permit (the "Permit") for the Potomac River plant that significantly restricted the plant's operations by imposing stringent limits on its SO2 emissions, which limits Mirant Potomac River views as unreasonably low and arbitrary. The Virginia DEQ issued the Permit as directed on June 1, 2007. In June 2007, Mirant Potomac River filed a petition for appeal in the Circuit Court of the City of Richmond, Virginia seeking to set aside the Virginia State Air Pollution Control Board's directive of May 23, 2007, and the Permit issued by the Virginia DEQ on June 1, 2007. The Virginia State Air Pollution Control Board stated that the Permit is intended to be supplanted by a more comprehensive permit that it expects to issue. On October 19, 2007, the Virginia DEQ published a draft of this more comprehensive permit to solicit comments from the public. If adopted as proposed, this comprehensive permit would also impose stringent limits on SO2 emissions that would limit Mirant Potomac to operating no more than three of the five units of the Potomac River generating facility at any one time.

Pepco Assertion of Breach of Local Area Support Agreement

        In 2005, computer modeling predicted that emissions from the Potomac River plant had the potential to contribute to localized, modeled instances of exceedances of the NAAQS for SO2, NOx and PM10 under certain conditions. On August 24, 2005, Mirant Potomac River temporarily halted power production at all five units of the Potomac River generating facility in response to a directive from the Virginia DEQ. Following that action, Mirant Potomac River notified Pepco that it considered the circumstances resulting in the shutdown of the plant to constitute a force majeure event under the Local Area Support Agreement dated December 19, 2000, between Pepco and Mirant Potomac River. That agreement imposes obligations upon Mirant Potomac River to dispatch the Potomac River plant under certain conditions, to give Pepco several years advance notice of any indefinite or permanent shutdown of the plant and to pay all or a portion of certain costs incurred by Pepco for transmission additions or upgrades when an indefinite or permanent shutdown of the plant occurs prior to December 19, 2010. Pepco responded that it considered Mirant Potomac River's shutdown of the plant to be a material breach of the Local Area Support Agreement that was not excused under the force majeure provisions of the agreement. Pepco contended that Mirant Potomac River's actions entitled Pepco to recover as damages the cost of constructing additional transmission facilities. Pepco, on January 24, 2006, filed a notice of administrative claims in Mirant's bankruptcy proceedings asserting that Mirant Potomac River's shutdown of the Potomac River plant caused Mirant Potomac River to be liable for the cost of such transmission facilities, which cost it estimated to be in excess of $70 million.

        The Settlement Agreement entered into on May 30, 2006, by the Mirant Settling Parties and the Pepco Settling Parties that became effective August 10, 2007, resolved all claims asserted by Pepco against Mirant Potomac River arising out of the suspension of operations of the Potomac River plant in August 2005. Under the Settlement Agreement, Pepco released all claims it asserted against Mirant Potomac River related to the shutdown of the plant in return for the claim Pepco received in the Mirant bankruptcy proceeding.

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

Overview

        We are an independent power provider whose revenues and gross margin primarily are generated through the production and sale of electricity. We are a direct wholly-owned subsidiary of Mirant North America and an indirect wholly-owned subsidiary of Mirant. Our operations include 5,256 MW of electric generation capacity in the Washington, D.C. area.

        On November 9, 2007, Mirant announced a conclusion to the strategic review process it had announced on April 9, 2007. Mirant plans to return a total of $4.6 billion of excess cash to its stockholders. The first stage of the return of cash will consist of an accelerated share repurchase program for $1 billion together with open market purchases for an additional $1 billion. Mirant will determine how best to return additional cash upon completion of the accelerated share repurchase.

        Our power plants that sell power into the PJM market participate in the reliability pricing model ("RPM") forward capacity market, which is designed to provide prices for capacity that are intended to ensure that adequate resources are in place to meet the region's demand requirements. PJM has conducted three RPM auctions. The results of the PJM RPM capacity auctions for the SWMAAC delivery area where our plants are located were as follows:

Auction Date	Delivery of Capacity Period	Resource Clearing Price per MW-day
April 2007	June 1, 2007 to May 31, 2008	$188.54
July 2007	June 1, 2008 to May 31, 2009	$210.11
October 2007	June 1, 2009 to May 31, 2010	$237.33

        An additional auction will be held in January 2008 for the June 1, 2010 to May 31, 2011 period. Thereafter, annual auctions will be conducted to procure capacity three years prior to each delivery period beginning in May 2008, for delivery of capacity from June 1, 2011 to May 31, 2012.

        On July 30, 2007, we and our direct subsidiary, Mirant Chalk Point, entered into an agreement with Stone & Webster, Inc. for engineering, procurement and construction services relating to the installation of air quality control systems at our Morgantown, Dickerson and Chalk Point generating stations. The expected cost under the agreement is approximately $1.1 billion and is a part of total capital expenditures of approximately $1.6 billion that we expect to incur through 2009 to comply with the requirements for SO2 and NOx emissions under the Maryland Healthy Air Act.

Results of Operations

        For the three and nine months ended September 30, 2007, we reported net income of $264 million and $166 million, respectively, as compared to net income of $356 million and $810 million for the same periods in 2006. A decrease in unrealized gross margin reduced net income by $156 million and $834 million, respectively, for the three and nine months ended September 30, 2007. We engage in asset hedging activities to reduce our exposure to commodity price fluctuations and to achieve more predictable realized gross margins. However, these hedges create volatility in our net income as unrealized gains and losses.

        Our operating revenues and expenses from affiliates and nonaffiliates aggregated by classification are detailed as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2007	2006		2007	2006
Realized gross margin	$345	$267	$78	$808	$597	$211
Unrealized gross margin	30	186	(156)	(323)	511	(834)

Gross Margin	375	453	(78)	485	1,108	(623)

Operating Expenses:
Operations and maintenance
Affiliate	39	35	4	105	104	1
Nonaffiliate	52	45	7	160	149	11
Depreciation and amortization	21	19	2	60	55	5
Gain on sales of assets, net	—	(2)	2	(2)	(7)	5

Total operating expenses	112	97	15	323	301	22

Operating income	263	356	(93)	162	807	(645)

Other expense (income), net
Affiliate	—	—	—	—	(2)	2
Nonaffiliate	(1)	—	(1)	(4)	(1)	(3)

Net Income	$264	$356	$(92)	$166	$810	$(644)

Operating Statistics

        Our capacity factor (average percentage of full capacity used over a specific period) for the three and nine months ended September 30, 2007, was 41% and 36%, respectively, compared to 44% and 36%, respectively, for the same periods in 2006. Our power generation volumes for the three and nine months ended September 30, 2007 (in gigawatt hours) were 4,746 and 12,541, respectively, compared to 5,066 and 12,385, respectively, for the same periods in 2006.

Gross Margin

        Gross margin for the three and nine months ended September 30, 2007 and 2006, is detailed as follows (in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase/ (Decrease)			Increase/ (Decrease)
	2007	2006		2007	2006
Energy	$243	$239	$4	$552	$457	$95
Contracted and capacity	84	12	72	122	31	91
Incremental realized value of hedges	18	16	2	134	109	25

Total realized gross margin	345	267	78	808	597	211
Unrealized gross margin	30	186	(156)	(323)	511	(834)

Total	$375	$453	$(78)	$485	$1,108	$(623)

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

        Unrealized gross margin represents the net unrealized gain or loss from our derivative contracts.

Three Months Ended September 30, 2007 versus Three Months Ended September 30, 2006

        The increase of $78 million in realized gross margin was primarily due to the following:

  •
  an increase of $72 million in contracted and capacity, primarily as a result of revenues from the PJM RPM, which became effective in June 2007. Due to an improvement in operating performance in the third quarter of 2007, we were able to recover a $7 million reduction in capacity revenues recorded in the second quarter of 2007 related to lower availability due to the extension of a planned spring outage at our Morgantown generation facility; and

  •
  an increase of $4 million in energy, primarily due to a significant decrease in emissions prices and an increase in power prices, partially offset by lower generation volumes.

        The decrease of $156 million in unrealized gross margin was primarily due to the following:

  •
  unrealized gains of $30 million in 2007, which includes $38 million related to an increase in value associated with forward power and fuel contracts for future periods as a result of decreases in forward power prices in the third quarter of 2007, partially offset by an $8 million decrease related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods; and

  •
  unrealized gains of $186 million in 2006, which includes $110 million related to an increase in value associated with forward power and fuel contracts for future periods as a result of decreases in power prices and $76 million related to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods.

Operating Expenses

        The increase of $15 million in operating expenses includes an increase of $11 million in operations and maintenance expense. Of the $11 million increase, $7 million was related to higher maintenance and environmental compliance costs in 2007 and $4 million was due to an increase in overhead allocations as a result of the dispositions completed by Mirant in 2007.

Nine Months Ended September 30, 2007 versus Nine Months Ended September 30, 2006

        The increase of $211 million in realized gross margin was primarily due to the following:

  •
  an increase of $95 million in energy primarily due to a significant decrease in emissions prices and an increase in power prices;

  •
  an increase of $91 million in contracted and capacity primarily due to higher capacity revenues from the PJM RPM, which became effective in June 2007; and

  •
  an increase of $25 million in incremental realized value of hedges of our generation output primarily due to an increase in the amount by which the settlement value of power contracts exceeded market prices.

        The decrease of $834 million in unrealized gross margin was primarily due to the following:

  •
  unrealized losses of $323 million in 2007, which includes $218 million due to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods and $105 million related to a decrease in value associated with forward power and fuel contracts for future periods as a result of increases in forward power prices in 2007; and

  •
  unrealized gains of $511 million in 2006, which includes $361 million related to an increase in value associated with forward power and fuel contracts for future periods due to decreases in power prices and $150 million due to the settlement of contracts during the period for which unrealized losses had been recorded in prior periods.

Operating Expenses

        The increase of $22 million in operating expenses includes an increase of $12 million in operations and maintenance expense. Of the $12 million increase, $10 million was related to higher maintenance and environmental compliance costs in 2007 as compared to the same period in 2006.

Financial Condition

        Our liquidity and capital requirements are primarily a function of our lease payments, capital expenditures, contract obligations, legal settlements and working capital needs. Net cash flow provided by operating activities totaled $571 million and $364 million for the nine months ended September 30, 2007 and 2006, respectively. We expect to fund the approximately $1.6 billion of anticipated capital expenditures through 2009 to comply with the requirements for SO2 and NOx emissions under the Maryland Healthy Air Act with funds from operating activities, the Series A preferred shares in Mirant Americas and capital contributions from Mirant North America.

Cash Flows

        Operating Activities.    Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Cash provided by operating activities increased $207 million for the nine months ended September 30, 2007, compared to the same period in 2006, primarily due to the following:

  •
  an increase in realized gross margin of $211 million in 2007, compared to the same period in 2006. See Results of Operations for additional discussion of our performance in 2007 compared to the same period in 2006; and

  •
  changes in working capital of $7 million includes an increase of $54 million primarily due to a decrease in collateral posted in connection with our Morgantown and Dickerson lease, partially offset by a decrease of $37 million related to materials, fuel stock and emissions allowances primarily due to an increase in emissions allowances in 2006. This increase resulted from lower purchases and lower generation volumes in 2006.

        Investing Activities.    Net cash used in investing activities was $357 million for the nine months ended September 30, 2007, compared to $55 million provided by investing activities in 2006. This difference was primarily due to the following:

  •
  an increase of $280 million in capital expenditures, primarily due to our environmental capital expenditures;

  •
  a decrease of $124 million due to the repayment of notes receivable from affiliate in 2006;

  •
  a decrease of $11 million in proceeds from sale of assets, primarily due to the receipt of $12 million in 2006 from the sale of the Mirant Service Center; and

  •
  an increase of $3 million in proceeds from property insurance in 2007.

        Financing Activities.    Net cash used in financing activities was $38 million for the nine months ended September 30, 2007, compared to $565 million for the same period in 2006. This difference was primarily due to the following:

  •
  in 2007, the Company distributed $214 million to its member compared to $563 million for the same period in 2006;

  •
  in 2007, we received capital contributions of $173 million; and

  •
  in 2007, we received $5 million from the redemption of preferred stock issued by Mirant Americas.

Other Developments

        Climate change.    Concern over climate change has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. One such effort is the Regional Greenhouse Gas Initiative (the "RGGI"), which is a multi-state regional initiative that uses a regional cap-and-trade program to reduce CO2 emissions from power plants of 25 MW or greater. The program aims to stabilize CO2 emissions to current levels from 2009 to 2015. This is to be followed by a 10% reduction in emissions by 2019. In August 2006, seven states in the Northeast executed the RGGI memorandum of understanding indicating their intent to implement the RGGI. Three additional states have since joined the RGGI. At this time, our assets in Maryland will be affected. In August 2007, the Massachusetts Department of Environmental Protection and the Massachusetts Department of Energy Resources proposed regulations to implement the RGGI. In October 2007, the Maryland Department of the Environment issued a draft of regulations to be proposed to implement the RGGI, and it is expected to issue actual proposed regulations prior to the end of 2007. These proposed and draft regulations, if adopted in their current form, would require emitters of CO2 in each state to obtain allowances to emit CO2. No allowances would be granted to existing sources of such emissions, such as the generating facilities owned by our subsidiaries in Maryland. Instead, allowances would be made available for such facilities only by purchase through an auction process conducted by the state or through subsequent purchase from a party who held the allowances that had been sold through the auction. We and a number of other parties have submitted comments on the proposed regulations in

Massachusetts, and we expect to comment on the proposed rules to be issued in Maryland. The final form of the regulations in each state and when they will take effect are uncertain. We are continuing to evaluate our options to comply with the RGGI, but implementation of the RGGI in Maryland, could have a material impact upon our operations or our operating costs depending upon the availability and cost of emissions allowances and the extent to which such costs may be offset by higher market prices resulting from market participants seeking to recover increases in operating costs caused by the RGGI.

        Virginia CAIR Implementation.    In April 2006, Virginia enacted legislation, which among other things granted the Virginia State Air Pollution Control Board the discretion to prohibit electric generating facilities located in a non-attainment area from purchasing SO2 and NOx allowances to achieve compliance under the CAIR. On October 10, 2007, the State Air Pollution Control Board orally approved regulations that it interprets as prohibiting the purchase of SO2 and NOx allowances by facilities in non-attainment areas to satisfy the requirements of the CAIR as implemented by Virginia by imposing a cap on emissions equal to the number of allowances allocated under the CAIR. These regulations are expected to be published in the near future. The Potomac River generating facility is located in a non-attainment area for ozone and PM2.5. Application of these regulations, if not modified or waived, will reduce our flexibility in complying with the CAIR in Virginia beginning in 2009 and could result in operating restrictions for our Potomac River generating facility.

Critical Accounting Estimates

        For a discussion of our critical accounting estimates see Item 7, Management's Discussion and Analysis of Results of Operations and Financial Condition in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

        In connection with our power generating business we are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, as well as the electricity produced and sold. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce also is sold in the spot market. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2006, for a discussion of the accounting treatment for our price risk management activities and see Note C to our unaudited condensed consolidated financial statements for detail of our price risk management assets and liabilities.

        For a further discussion of market risks, our risk management policy and our use of Value at Risk to measure some of these risks, see Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Effectiveness of Disclosure Controls and Procedures

        As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2007. Based upon this assessment, our management concluded that, as of September 30, 2007, the design and operation of these disclosure controls and procedures were effective.

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

Item 1A.    Risk Factors

        There have been no material changes in risk factors since those reported in Mirant Mid-Atlantic's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.    Exhibits

  (a)
  Exhibits.

Exhibit Number		Exhibit Name
3.1	*	Certificate of Formation of Southern Energy Mid-Atlantic (Designated on Form S-4 in Registration No. 333-61668 as Exhibit 3.1).
3.2	*	Amended and Restated Limited Liability Company Agreement of Mirant Mid-Atlantic, LLC, dated as of January 3, 2006 (Designated on Form 10-Q for the quarter ended September 30, 2006 as Exhibit 3.2).
10.1	*
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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of November, 2007.

MIRANT MID-ATLANTIC, LLC
By:	/s/ THOMAS E. LEGRO Thomas E. Legro Senior Vice President and Controller (Principal Accounting Officer)

QuickLinks

TABLE OF CONTENTS
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES (Wholly-Owned Indirect Subsidiary of Mirant Corporation) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES (Wholly-Owned Indirect Subsidiary of Mirant Corporation) CONDENSED CONSOLIDATED BALANCE SHEETS
MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES (Wholly-Owned Indirect Subsidiary of Mirant Corporation) CONDENSED CONSOLIDATED STATEMENTS OF MEMBER'S EQUITY (UNAUDITED) (in millions)
MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES (Wholly-Owned Indirect Subsidiary of Mirant Corporation) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PART II
  Item 1. Legal Proceedings —See Note F— Litigation and Other Contingencies to the accompanying unaudited condensed consolidated financial statements for discussion of the material legal proceedings to which we are a party.
  Item 1A. Risk Factors
  Item 6. Exhibits
SIGNATURES