Form 10-K
period 2008-12-31
MIRANT MID ATLANTIC LLC; MIRANT AMERICAS GENERATION LLC; Mirant North America, LLC
filed 2009-03-05
CIK 1138258, 1140761, 1364085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Mirant Americas Generation, LLC

(Exact Name of Registrant as Specified in Its Charter)

Commission file number: 333-63240

51-0390520 (I.R.S. Employer Identification No.)

Mirant North America, LLC

(Exact Name of Registrant as Specified in Its Charter)

Commission file number: 333-134722

20-4514609 (I.R.S. Employer Identification No.)

Mirant Mid-Atlantic, LLC

(Exact Name of Registrant as Specified in Its Charter)

Commission file number: 333-61668

58-2574140 (I.R.S. Employer Identification No.)

Delaware

(State or Other Jurisdiction of Incorporation or Organization of All Registrants)

1155 Perimeter Center West,

Suite 100, Atlanta, Georgia 30338

(Address of Principal Executive Offices, Including Zip Code, of All Registrants)

(678) 579-5000

(Registrant’s telephone number, including area code)

None

Securities registered pursuant to Section 12(b) of the Act

None

Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

Mirant Americas Generation, LLC	☐ Yes ☒ No
Mirant North America, LLC	☐ Yes ☒ No
Mirant Mid-Atlantic, LLC	☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Mirant Americas Generation, LLC	☒ Yes ☐ No
Mirant North America, LLC	☒ Yes ☐ No
Mirant Mid-Atlantic, LLC	☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Mirant Americas Generation, LLC	☒ Yes ☐ No
Mirant North America, LLC	☒ Yes ☐ No
Mirant Mid-Atlantic, LLC	☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Mirant Americas Generation, LLC	☒
Mirant North America, LLC	☒
Mirant Mid-Atlantic, LLC	☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large Accelerated Filer	Accelerated Filer	Non-accelerated Filer	Smaller Reporting Company
Mirant Americas Generation, LLC	☐	☐	☒	☐
Mirant North America, LLC	☐	☐	☒	☐
Mirant Mid-Atlantic, LLC	☐	☐	☒	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Mirant Americas Generation, LLC	☐ Yes ☒ No
Mirant North America, LLC	☐ Yes ☒ No
Mirant Mid-Atlantic, LLC	☐ Yes ☒ No

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Mirant Americas Generation, LLC	☒ Yes ☐ No
Mirant North America, LLC	☒ Yes ☐ No
Mirant Mid-Atlantic, LLC	☒ Yes ☐ No

All of registrant’s outstanding membership interests are held by their parent and there are no membership interests held by nonaffiliates.

Registrant	Parent
Mirant Americas Generation, LLC	Mirant Americas, Inc.
Mirant North America, LLC	Mirant Americas Generation, LLC
Mirant Mid-Atlantic, LLC	Mirant North America, LLC

This combined Form 10-K is separately filed by Mirant Americas Generation, LLC, Mirant North America, LLC and Mirant Mid-Atlantic, LLC. Information contained in this combined Form 10-K relating to Mirant Americas Generation, LLC, Mirant North America, LLC and Mirant Mid-Atlantic, LLC is filed by such registrant on its own behalf and each registrant makes no representation as to information relating to registrants other than itself.

We have not incorporated by reference any information into this Form 10-K from any annual report to securities holders, proxy statement or registration statement.

NOTE: WHEREAS MIRANT AMERICAS GENERATION, LLC, MIRANT NORTH AMERICA, LLC AND MIRANT MID-ATLANTIC, LLC MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS COMBINED FORM 10-K IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

Glossary of Certain Defined Terms

Administrative Services Agreement—Management, personnel and services agreement with Mirant Services, effective January 3, 2006.

APSA—Asset Purchase and Sale Agreement dated June 7, 2000, between Mirant and Pepco.

Bankruptcy Code—United States Bankruptcy Code.

Bankruptcy Court—United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division.

Baseload Generating Units—Units that satisfy minimum baseload requirements of the system and produce electricity at an essentially constant rate and run continuously.

CAIR—Clean Air Interstate Rule.

CAISO—California Independent System Operator.

Cal PX—California Power Exchange.

CAMR—Clean Air Mercury Rule.

CCX—Chicago Climate Exchange.

CERCLA—Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980.

Clean Air Act—Federal Clean Air Act.

Clean Water Act—Federal Water Pollution Control Act.

CO2—Carbon dioxide.

CPUC—California Public Utilities Commission.

DOE—United States Department of Energy.

DWR—California Department of Water Resources.

EBITDA—Earnings before interest, taxes, depreciation and amortization.

EITF—The Emerging Issues Task Force formed by the Financial Accounting Standards Board.

EITF 02-3—EITF Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities.

EOB—California Electricity Oversight Board.

EPA—United States Environmental Protection Agency.

FASB—Financial Accounting Standards Board.

FERC—Federal Energy Regulatory Commission.

FIN—FASB Interpretation.

FIN 39—FIN No. 39, Offsetting of Amounts Related to Certain Contracts.

i

FIN 45—FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.

FIN 47—FIN No. 47, Accounting for Conditional Asset Retirements—an interpretation of FASB Statement No. 143.

FIN 48—FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

FSP—FASB Staff Position.

FSP FAS 157-2—FSP FAS No. 157-2, Effective Date of FASB Statement No. 157.

FSP FAS 157-3—FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.

FSP FIN 39-1—FSP FIN No. 39-1, Amendment of FASB Interpretation No. 39 (FIN 39).

GAAP—Generally accepted accounting principles in the United States.

Gross Margin—Operating revenue less cost of fuel, electricity and other products, excluding depreciation and amortization.

Hudson Valley Gas—Hudson Valley Gas Corporation.

IBEW—International Brotherhood of Electrical Workers.

InterContinental Exchange—InterContinental Exchange, Inc.

Intermediate Generating Units—Units that meet system requirements that are greater than baseload and less than peaking.

ISO—Independent System Operator.

ISO-NE—Independent System Operator-New England.

kW—Kilowatt.

LIBOR—London InterBank Offered Rate.

LTSA—Long-term service agreement.

MDE—Maryland Department of the Environment.

Mirant—Old Mirant prior to January 3, 2006, and New Mirant on or after January 3, 2006.

Mirant Americas—Mirant Americas, Inc.

Mirant Americas Energy Marketing—Mirant Americas Energy Marketing, LP.

Mirant Bowline—Mirant Bowline, LLC.

Mirant Canal—Mirant Canal, LLC.

Mirant Chalk Point—Mirant Chalk Point, LLC.

Mirant Delta—Mirant Delta, LLC.

Mirant Energy Trading—Mirant Energy Trading, LLC.

Mirant Kendall—Mirant Kendall, LLC.

Mirant Las Vegas—Mirant Las Vegas, LLC sold by Mirant in the second quarter of 2007.

Mirant Lovett—Mirant Lovett, LLC.

Mirant MD Ash Management—Mirant MD Ash Management, LLC.

Mirant New York—Mirant New York, LLC.

Mirant NY-Gen—Mirant NY-Gen, LLC sold by Mirant North America in the second quarter of 2007.

Mirant Potomac River—Mirant Potomac River, LLC.

Mirant Potrero—Mirant Potrero, LLC.

Mirant Power Purchase—Mirant Power Purchase, LLC.

Mirant Services—Mirant Services, LLC.

Mirant Sugar Creek—Mirant Sugar Creek, LLC sold by Mirant in the second quarter of 2007.

Mirant Texas—Mirant Texas, LP, which owned the Bosque generating facility, sold by Mirant North America in the second quarter of 2007.

Mirant Wichita Falls—Mirant Wichita Falls, LLC sold by Mirant in the second quarter of 2006.

Mirant Zeeland—Mirant Zeeland, LLC sold by Mirant North America in the second quarter of 2007.

MISO—Midwest Independent Transmission System Operator.

MW—Megawatt.

MWh—Megawatt hour.

NAAQS—National ambient air quality standard.

NEPOOL—New England Power Pool.

NERC—North American Electric Reliability Council.

Net Capacity Factor—The average production as a percentage of the potential net dependable capacity used over a year.

New Mirant—Mirant Corporation on or after January 3, 2006.

NOL—Net operating loss.

NOV—Notice of violation.

NOx—Nitrogen oxides.

NPCC—Northeastern Power Coordinating Council.

NSR—New source review.

NYISO—Independent System Operator of New York.

NYMEX—New York Mercantile Exchange.

NYSDEC—New York State Department of Environmental Conservation.

Old Mirant—MC 2005, LLC, known as Mirant Corporation prior to January 3, 2006.

Orange and Rockland—Orange and Rockland Utilities, Inc.

OTC—Over-the-counter.

Ozone Season—The period between May 1 and September 30 of each year.

Peaking Generating Units—Units used to meet demand requirements during the periods of greatest or peak load on the system.

Pepco—Potomac Electric Power Company.

Petition Date—July 14, 2003, the date Mirant and certain of its subsidiaries filed voluntary petitions for relief with the Bankruptcy Court.

PG&E—Pacific Gas & Electric Company.

PJM—PJM Interconnection, LLC.

Plan—The plan of reorganization that was approved in conjunction with Mirant’s and the Companies’ emergence from bankruptcy protection on January 3, 2006.

Power Sale, Fuel Supply and Services Agreement—Power sale, fuel supply and services agreement with Mirant Americas Energy Marketing, effective January 3, 2006. As of February 1, 2006, the agreement was transferred to Mirant Energy Trading.

PPA—Power purchase agreement.

PUHCA—Public Utility Holding Company Act of 2005.

Reserve Margin—Excess capacity over peak demand.

RFC—ReliabilityFirst Corporation.

RGGI—Regional Greenhouse Gas Initiative.

RMR—Reliability-must-run.

RTO—Regional Transmission Organization.

SEC—U.S. Securities and Exchange Commission.

Securities Act—Securities Act of 1933, as amended.

SFAS—Statement of Financial Accounting Standards.

SFAS 5—SFAS No. 5, Accounting for Contingencies.

SFAS 107—SFAS No. 107, Disclosure about Fair Value of Financial Instruments.

SFAS 109—SFAS No. 109, Accounting for Income Taxes.

SFAS 133—SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (As Amended).

SFAS 141R—SFAS No. 141(R), Business Combinations (Revised 2007).

SFAS 142—SFAS No. 142, Goodwill and Other Intangible Assets.

SFAS 143—SFAS No. 143, Accounting for Asset Retirement Obligations.

SFAS 144—SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS 157—SFAS No. 157, Fair Value Measurements.

SFAS 159—SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.

SFAS 161—SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.

Shady Hills—Shady Hills Power Company, L.L.C. sold by Mirant in the second quarter of 2007.

SO2—Sulfur dioxide.

SOP 90-7—Statement of Position 90-7, Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.

Supplemental Plan—On January 26, 2007, Mirant New York, Mirant Bowline and Hudson Valley Gas filed a Supplemental Joint Chapter 11 Plan of Reorganization with the Bankruptcy Court and subsequently filed amendments to that plan.

UWUA—Utility Workers Union of America.

VaR—Value at risk.

Virginia DEQ—Virginia Department of Environmental Quality.

WECC—Western Electric Coordinating Council.

West Georgia—West Georgia Generating Company, L.L.C. sold by Mirant in the second quarter of 2007.

v

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, the information presented in this combined Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks and uncertainties and relate to future events, our future financial performance or our projected business results. In some cases, one can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “seek,” “plan,” “think,” “anticipate,” “estimate,” “predict,” “target,” “potential” or “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

—

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

—	failure of our plants to perform as expected, including outages for unscheduled maintenance or repair;

—

changes in market conditions, including developments in the supply, demand, volume and pricing of electricity and other commodities in the energy markets and the extent and timing of the entry of additional competition in our markets;

—

continued poor economic and financial market conditions, including impacts on financial institutions and other current and potential counterparties and negative impacts on liquidity in the power and fuel markets in which we hedge and transact;

—	increased credit standards, margin requirements, market volatility or other market conditions that could increase our obligations to post collateral beyond amounts that are expected;

—

our inability to access effectively the OTC and exchange-based commodity markets or changes in commodity market conditions and liquidity, which may affect our ability to engage in asset management and, for Mirant Americas Generation and Mirant North America, proprietary trading and fuel oil management activities as expected, or result in material gains or losses from open positions;

—	deterioration in the financial condition of our counterparties and the failure of counterparties to pay amounts owed to us or to perform obligations or services due to us beyond collateral posted;

—	hazards customary to the power generation industry and the possibility that we may not have adequate insurance to cover losses as a result of such hazards;

—	price mitigation strategies employed by ISOs or RTOs that reduce our revenue and may result in a failure to compensate our generating units adequately for all of their costs;

—	changes in the rules used to calculate capacity, energy and ancillary services payments;

—	legal and political challenges to the rules used to calculate capacity, energy and ancillary services payments in the markets in which we operate;

—

volatility in our gross margin as a result of our accounting for derivative financial instruments used in our asset management and Mirant Americas Generation’s and Mirant North America’s proprietary trading and fuel oil management activities and volatility in our cash flow from operations resulting from working capital requirements, including collateral, to support our asset management and Mirant Americas Generation’s and Mirant North America’s proprietary trading and fuel oil management activities;

—

our ability to enter into intermediate and long-term contracts to sell power and to obtain adequate supply and delivery of fuel for our facilities, at our required specifications and on terms and prices acceptable to us;

—	the inability of Mirant Americas Generation’s and Mirant North America’s operating subsidiaries to generate sufficient cash flow to support their operations;

—	our and our affiliates’ ability to borrow additional funds and access capital markets;

—	strikes, union activity or labor unrest;

—	weather and other natural phenomena, including hurricanes and earthquakes;

—	the cost and availability of emissions allowances;

—	curtailment of operations because of transmission constraints;

—	environmental regulations that restrict our ability or render it uneconomic to operate our business, including regulations related to the emission of CO2 and other greenhouse gases;

—

our inability to complete construction of emissions reduction equipment by January 2010 to meet the requirements of the Maryland Healthy Air Act, which may result in reduced unit operations and reduced cash flows and revenues from operations;

—

the ability of Mirant Americas Generation and Mirant North America to execute the business plan in California, including entering into long-term power sales agreements for new generating facilities at their existing sites and entering into new tolling arrangements for their existing generating facilities;

—	the ability of lenders under Mirant North America’s revolving credit facility to perform their obligations;

—	war, terrorist activities or the occurrence of a catastrophic loss;

—

Mirant Americas Generation’s and Mirant North America’s consolidated indebtedness and the possibility that Mirant Americas Generation and Mirant North America or their subsidiaries, including Mirant Mid-Atlantic, may incur additional indebtedness in the future;

—

restrictions on the ability of Mirant Americas Generation’s subsidiaries to pay dividends, make distributions or otherwise transfer funds to Mirant Americas Generation, including restrictions on Mirant North America contained in its financing agreements and restrictions on Mirant Mid-Atlantic contained in its leveraged lease documents, which may affect Mirant Americas Generation’s ability to access the cash flows of those subsidiaries to make debt service and other payments;

—

restrictions on the ability of Mirant North America’s subsidiaries to pay dividends, make distributions or otherwise transfer funds to Mirant North America, including restrictions on Mirant Mid-Atlantic contained in its leveraged lease documents, which may affect Mirant North America’s ability to access the cash flow of those subsidiaries to make debt service and other payments; and

—	the disposition of the pending litigation described in this combined Form 10-K.

Many of these risks, uncertainties and assumptions are beyond our ability to control or predict. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements contained throughout this report. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made.

Factors that Could Affect Future Performance

We undertake no obligation to update publicly or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Results of Operations and Financial Condition and the accompanying combined Notes to Mirant Americas Generation, LLC’s, Mirant North America, LLC’s and Mirant Mid-Atlantic, LLC’s consolidated financial statements, other factors that could affect the Companies’ future performance (business, financial condition or results of operations and cash flows) are set forth in Item 1A. Risk Factors.

Certain Terms

As used in this report, “we,” “us,” “our,” and the “Companies” refer to Mirant Americas Generation, LLC, Mirant North America, LLC, Mirant Mid-Atlantic, LLC and their subsidiaries, unless the context requires otherwise. In addition, as used in this report, “Mirant Americas Generation” refers to Mirant Americas Generation, LLC and its subsidiaries, “Mirant North America” refers to Mirant North America, LLC and its subsidiaries and “Mirant Mid-Atlantic” refers to Mirant Mid-Atlantic, LLC and its subsidiaries, unless the context requires otherwise.

PART I

Item 1.	Business

Overview (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Americas Generation and Mirant North America are competitive energy companies that produce and sell electricity in the United States. Mirant Americas Generation and Mirant North America own or lease 10,112 MW of net electric generating capacity in the Mid-Atlantic and Northeast regions and in California. Mirant Mid-Atlantic owns or leases 5,230 MW of net electric generating capacity and is part of the 10,112 MW of net electric generating capacity of Mirant Americas Generation and Mirant North America. Mirant Americas Generation and Mirant North America also operate an integrated asset management and energy marketing organization based in Atlanta, Georgia. Mirant Americas Generation’s and Mirant North America’s customers are principally ISOs, RTOs and investor-owned utilities. Mirant Americas Generation’s and Mirant North America’s generating portfolio is diversified across fuel types, power markets and dispatch types and serves customers located near many major metropolitan load centers. Mirant Americas Generation’s and Mirant North America’s total net generating capacity is approximately 30% baseload, 58% intermediate and 12% peaking. Mirant Mid-Atlantic’s generating facilities serve the PJM markets. The PJM ISO operates the largest centrally dispatched control area in the United States. Mirant Mid-Atlantic’s total net generating capacity is approximately 53% baseload, 27% intermediate and 20% peaking.

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic are Delaware limited liability companies and indirect wholly-owned subsidiaries of Mirant Corporation. Mirant North America is a wholly-owned subsidiary of Mirant Americas Generation. Mirant Mid-Atlantic is a wholly-owned subsidiary of Mirant North America and an indirect wholly-owned subsidiary of Mirant Americas Generation. The chart below is a summary representation of the Companies’ organizational structure and is not a complete organizational chart of Mirant Corporation.

Mirant Corporation was incorporated in Delaware on September 23, 2005. Pursuant to the Plan for Mirant and certain of its subsidiaries, on January 3, 2006, New Mirant emerged from bankruptcy and acquired substantially all of the assets of Old Mirant, a corporation that was formed in Delaware on April 3, 1993, and that had been named Mirant Corporation prior to January 3, 2006.

We are focused on the operational performance of our generating facilities, generation of cash from operations and prudent growth of our business.

—

In 2008, Mirant Americas Generation and Mirant North America invested $672 million in their generating facilities. In 2008, Mirant Mid-Atlantic invested $641 million in its generating facilities. Much of this amount was invested in emissions control equipment to comply with the Maryland Healthy Air Act. We are installing flue gas desulphurization (“FGD”) emissions controls at our Chalk Point, Dickerson and Morgantown coal-fired units. In addition, we have installed selective catalytic reduction systems at the Morgantown coal-fired units and one of the Chalk Point coal-fired units and a selective auto catalytic reduction system at the other Chalk Point coal-fired unit. We are installing selective non-catalytic reduction systems at the three Dickerson coal-fired units. Including amounts already spent to date, we will invest $1.674 billion on emissions reduction controls. These controls will be capable of reducing emissions of SO2, NOx and mercury by approximately 98%, 90% and 80%, respectively, for three of our largest coal-fired units.

—

Our investments in our generating facilities also reflect our targeted maintenance program to ensure consistent long-term availability of our generating facilities. Our equivalent forced outage rate was 8% in 2008 compared to 10% in 2007 for our Mid-Atlantic baseload coal-fired units excluding our Potomac River facility.

—

In 2008, we observed significant volatility in commodity prices. Our hedging program reduced our exposure to this volatility and contributed $207 million to Mirant Americas Generation’s and Mirant North America’s realized gross margin for 2008 and $181 million to Mirant Mid-Atlantic’s realized gross margin for 2008. In 2008, Mirant Americas Generation and Mirant North America generated $760 million and $898 million, respectively, of net cash provided by operating activities of their continuing operations and Mirant Mid-Atlantic generated $597 million of net cash provided by operating activities.

—

As we generate excess cash from our operations, we will invest it in our business, but only when it is prudent to do so. Mirant Americas Generation’s and Mirant North America’s existing generating facility sites have room to add an additional 7,500 MW to 10,000 MW of generating capacity. Mirant Mid-Atlantic’s existing generating facility sites have room to add an additional 4,000 MW to 5,000 MW of generating capacity. We continue to consider these opportunities.

The annual, quarterly and current reports, and any amendments to those reports, that we file with or furnish to the SEC are available free of charge on Mirant’s website at www.mirant.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Information contained on this website is not incorporated into this Form 10-K.

Business Segments (Mirant Americas Generation and Mirant North America)

We have four operating segments: Mid-Atlantic, Northeast, California and Other Operations. The Mid-Atlantic segment consists of four generating facilities located in Maryland and Virginia near Washington, D.C. The Northeast segment consists of three generating facilities located in Massachusetts and one generating facility located in New York near New York City. The California segment consists of three generating facilities located in or near San Francisco. Other Operations includes proprietary trading and fuel oil management activities, parent company adjustments for affiliate transactions, unallocated corporate overhead, interest on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The table below presents our capacity by region and our Net Capacity Factor for the year ended December 31, 2008:

Region	Total Capacity (MW)	Net Capacity Factor
Mid-Atlantic	5,230	33%
Northeast	2,535	13%
California	2,347	4%

The table below summarizes selected financial information of our continuing operations by business segment for the year ended December 31, 2008 (dollars in millions):

Business Segment	Revenues	%	Gross Margin	%	Operating Income/ (Loss)%
Mid-Atlantic	$2,279	72%	$1,714	81%	$1,218	89%
Northeast	617	19%	179	8%	23	2%
California	186	6%	127	6%	43	3%
Other Operations	2,547	79%	103	5%	92	6%
Eliminations	(2,441)	(76)%	6	—%	(2)	—%

Total	$3,188	100%	$2,129	100%	$1,374	100%

Eliminations are primarily related to intercompany sales of emissions allowances, intercompany revenues, cost of fuel and interest on intercompany notes receivable and notes payable. For selected financial information about our business segments, see Note 12 to our consolidated financial statements contained elsewhere in this report. See Item 2. Properties for a complete list of our generating facilities.

Asset Management (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Our commercial operations consist primarily of procuring fuel, dispatching electricity, hedging the production and sale of electricity by our generating facilities, managing fuel and providing logistical support for the operation of our facilities (for example, by procuring transportation for coal). We typically sell the electricity we produce into the wholesale market at prices in effect at the time we produce it (the “spot price”). Spot prices for electricity are volatile, as are prices for fuel and emissions allowances, and in order to reduce the risk of that volatility and achieve more predictable financial results, it is our strategy to enter into hedges—forward sales of electricity and forward purchases of fuel and emissions allowances to permit us to produce and sell the electricity—for various time periods. In addition, given the high correlation between natural gas prices and electricity prices in the markets in which we operate, we enter into forward sales of natural gas to hedge our exposure to changes in the price of electricity. We procure our hedges in OTC transactions or on exchanges where electricity, fuel and emissions allowances are broadly traded, or through specific transactions with buyers and sellers, using futures, forwards, swaps and options. We also sell capacity and ancillary services where there are markets for such products and when it is economic to do so.

We use dispatch models to assist us in making daily decisions regarding the quantity and price of the power our facilities will generate and sell into the markets. We bid the energy from our generating facilities into the day-ahead energy market and sell ancillary services through the ISO and RTO markets. We sell capacity either bilaterally or through auction processes in each ISO and RTO in which we participate. We work with the ISOs and RTOs in real time to ensure that our generating facilities are dispatched economically to meet the reliability needs of the market.

At February 10, 2009, our aggregate hedge levels based on expected generation for each period were as follows:

Mirant Americas Generation and Mirant North America

	Aggregate Hedge Levels Based on Expected Generation
	2009	2010	2011	2012	2013
Power	96%	62%	22%	24%	24%
Fuel	90%	64%	53%	29%	6%

Mirant Mid-Atlantic

	Aggregate Hedge Levels Based on Expected Generation
	2009	2010	2011	2012	2013
Power	94%	69%	25%	26%	26%
Fuel	92%	72%	58%	32%	6%

Power (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

We hedge economically a substantial portion of our Mid-Atlantic coal-fired baseload generation and certain of our Northeast gas and oil-fired generation through OTC transactions. However, we generally do not hedge our intermediate and peaking units for tenors greater than 12 months. A significant portion of our hedges are financial swap transactions between Mirant Mid-Atlantic and financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. We also enter into forward sales of natural gas to hedge our exposure to changes in the price of electricity.

While OTC transactions make up a substantial portion of our economic hedge portfolio, at times we sell non-standard, structured products to customers. Additionally, Mirant Americas Generation’s and Mirant North America’s California facilities operate under contracted capacity and RMR contracts.

Fuel (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

We enter into contracts of varying terms to secure appropriate quantities of fuel that meet the varying specifications of our generating facilities. For our coal-fired generating facilities, we purchase coal from a variety of suppliers under contracts with terms of varying lengths, some of which extend to 2013. For our oil-fired units, we typically purchase fuel from a limited number of suppliers under contracts with terms of varying lengths.

Our coal supply comes primarily from the Central Appalachian and Northern Appalachian coal regions. Most of our coal is delivered by rail, except for a portion of our coal deliveries at our Morgantown station, which is received by barge at our unloading facility that became operational in the third quarter of 2008. The barge unloader enables us to receive coal from international locations as well. We monitor coal supply and delivery logistics carefully and, despite occasional interruptions of scheduled deliveries, to date we have managed to avoid any significant detrimental effects on our operations. We typically maintain a target level of coal inventory at our coal-fired facilities for this purpose. Interruptions of scheduled deliveries can result from a variety of disruptions, including coal supplier operational issues, rail system disruptions or severe weather.

Emissions (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Our commercial operations manage the acquisition and use of emissions allowances for our generating facilities. Primarily as a result of the pollution control equipment we are installing to comply with the requirements of the Maryland Healthy Air Act, we have significant excess SO2 and NOx emissions allowances for future periods. We plan to continue to maintain some SO2 and NOx emissions allowances in excess of what we need to support our expected generation in case our actual generation exceeds our current forecasts for future periods and for possible future additions of generating capacity. During the fourth quarter of 2007, we began a program to sell excess SO2 and NOx emissions allowances under certain market conditions. At December 31, 2008, the estimated fair value of Mirant Americas Generation’s and Mirant North America’s excess SO2 and NOx emissions allowances exceeded the carrying value recorded on their consolidated balance sheet by approximately $63 million. At December 31, 2008, the estimated fair value of Mirant Mid-Atlantic’s excess SO2 and NOx emissions allowances exceeded the carrying value recorded on its consolidated balance sheet by approximately $21 million.

In September 2008, Mirant Americas Generation’s and Mirant North America’s subsidiary and Mirant Mid-Atlantic’s affiliate, Mirant Energy Trading, joined the CCX, which is a voluntary greenhouse gas registry, reduction and trading system. As part of the agreement for membership in CCX, Mirant and its subsidiaries have committed to meet annual emissions reduction targets and, by 2010 to reduce greenhouse gas emissions by six percent below the average of 1998 to 2001 levels. Mirant Americas Generation and Mirant North America expect to satisfy the reduction targets primarily through previously implemented generating unit retirements and capacity factor reductions. Mirant Mid-Atlantic has been allocated a portion of the total allowances granted to Mirant Energy Trading based on its total net generating capacity and expects to satisfy the reduction targets primarily through capacity factor reductions.

Mid-Atlantic Region (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

We own or lease four generating facilities in the Mid-Atlantic region with total net generating capacity of 5,230 MW. Our Mid-Atlantic region had a combined 2008 Net Capacity Factor of 33%.

The following table presents the details of our Mid-Atlantic generating facilities:

Facility	Total Net Generating Capacity (MW)	Primary Fuel Type	Dispatch Type	Location	NERC Region
Chalk Point	2,413	Natural Gas/Coal/Oil	Intermediate/ Baseload/Peaking	Maryland	RFC

Dickerson	849	Natural Gas/Coal/Oil	Baseload/Peaking	Maryland	RFC

Morgantown	1,486	Coal/Oil	Baseload/Peaking	Maryland	RFC

Potomac River	482	Coal	Baseload/Intermediate	Virginia	RFC

Total Mid-Atlantic	5,230

The Chalk Point facility is our largest generating facility. It consists of two coal-fired baseload units, two dual-fueled (oil and gas) intermediate units and two oil-fired and five dual-fueled (oil and gas) peaking units. Our next largest facility is the Morgantown facility. It consists of two coal-fired baseload units and six oil-fired peaking units. The Dickerson facility has three coal-fired baseload units, and one oil-fired and two dual-fueled (oil and gas) peaking units. The Potomac River facility has three coal-fired baseload units and two coal-fired intermediate units.

In July 2008, the City of Alexandria, Virginia (in which the Potomac River generating facility is located) and Mirant Potomac River entered into an agreement containing certain terms that were included in a proposed comprehensive state operating permit for the Potomac River generating facility issued by the Virginia DEQ that month. Under that agreement, Mirant Potomac River committed to spend $34 million over several years to reduce particulate emissions. The $34 million was placed in escrow and is included in funds on deposit and other noncurrent assets in the accompanying consolidated balance sheets and in our estimated capital expenditures presented in Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Overview” of each of the Companies. See Note 14 to our consolidated financial statements contained elsewhere in this report for a more detailed discussion on the Potomac River Settlement.

Prior to the issuance of the comprehensive state operating permit in July 2008, the Potomac River generating facility operated under a state operating permit issued June 1, 2007, that significantly restricted the facility’s operations by imposing stringent limits on its SO2 emissions and constraining unit operations so that no more than three of the facility’s five units could operate at one time. In compliance with the comprehensive permit, in 2008 we merged the stacks for units 3, 4 and 5 into one stack at the Potomac River generating facility and, in January 2009, we merged the stacks for units 1 and 2 into one stack. With the completion of the stack mergers, the permit issued in July 2008 will not constrain operations of the Potomac River generating facility below historical operations and will allow operation of all five units at one time. Certain provisions of Virginia’s air emissions regulations adopted to implement the CAIR, however, could constrain the facility’s operations, as described below in “Environmental Regulation-Virginia CAIR Implementation”.

Northeast Region (Mirant Americas Generation and Mirant North America)

We own generating facilities in the Northeast region with total net generating capacity of 2,535 MW. Our Northeast region had a combined 2008 Net Capacity Factor of 13%. The Northeast region is comprised of our facilities located in Massachusetts and New York. Generation is sold from our Northeast facilities through a combination of bilateral contracts, spot market transactions and structured transactions.

The following table presents the details of our facilities in the Northeast Region:

Facility	Total Net Generating Capacity (MW)	Primary Fuel Type	Dispatch Type	Location	NERC Region
Bowline	1,139	Natural Gas/Oil	Intermediate/Peaking	New York	NPCC

Canal	1,126	Natural Gas/Oil	Intermediate	Massachusetts	NPCC

Kendall	256	Natural Gas/Oil	Baseload/Peaking	Massachusetts	NPCC

Martha’s Vineyard	14	Diesel	Peaking	Massachusetts	NPCC

Total Northeast Region	2,535

The Bowline facility is a dual-fueled (natural gas and oil) facility comprised of two intermediate/peaking units. The capacity, energy and ancillary services from our Bowline generating facility are sold into the bilateral markets and into the markets administered by the NYISO. For a discussion of the NYISO, see “Regulatory Environment” below.

The Canal facility consists of one oil-fired intermediate unit and one dual-fueled (oil and gas) intermediate unit. The Kendall facility consists of one combined cycle dual-fueled (oil and gas) baseload unit, two 1,300 pound steam boilers and one simple cycle jet engine peaking unit. The Martha’s Vineyard facility consists of five diesel peaking units. The capacity, energy and ancillary services from our Massachusetts generating units are sold into the NEPOOL bilateral markets and into the markets administered by the ISO-NE. For a discussion of the NEPOOL and the ISO-NE, see “Regulatory Environment” below. The Kendall facility also has long-term agreements under which it sells steam resulting from electricity production or is reimbursed for production costs when called upon to provide steam under the agreements.

The Canal facility is located in the lower Southeastern Massachusetts (“SEMA”) area in ISO-NE. ISO-NE has previously determined that, at times, it is necessary for the Canal facility to operate to meet local reliability criteria for SEMA when it was not economic for the Canal facility to operate based upon prevailing market prices. When the Canal facility operates to meet local reliability criteria, we are compensated at the price we bid into the ISO-NE rather than at the lower market price.

ISO-NE and NSTAR recently developed a plan to upgrade the SEMA transmission system that will reduce the local reliability need for the Canal facility. These transmission upgrades are scheduled for completion in September 2009. Once these upgrades are completed, we expect that the need for the Canal facility to operate for reliability will be reduced. As such, the gross margin from our Canal facility may decrease significantly compared to that generating facility’s gross margin for recent years.

On June 11, 2003, Mirant New York, Mirant Lovett and the State of New York entered into a consent decree (the “2003 Consent Decree”) governing the future of the Lovett facility’s two coal-fired units (units 4 and 5). Pursuant to the 2003 Consent Decree as amended on May 10, 2007, we discontinued operation of unit 4 as of May 7, 2007, and unit 5 on April 19, 2008. In addition, we discontinued operation as of May 7, 2007, of unit 3, a dual-fueled unit (natural gas and oil), the only other operating unit at the facility because it was uneconomic to run the unit. We have substantially completed the demolition of the Lovett facility.

California (Mirant Americas Generation and Mirant North America)

We own three generating facilities in California with total net generating capacity of 2,347 MW. Our California facilities had a combined 2008 Net Capacity Factor of 4%. The following table presents the details of our California facilities:

Facility	Total Net Generating Capacity (MW)	Primary Fuel Type	Dispatch Type	Location	NERC Region
Contra Costa	674	Natural Gas	Intermediate	California	WECC

Pittsburg	1,311	Natural Gas	Intermediate	California	WECC

Potrero	362	Natural Gas/Diesel	Intermediate/Peaking	California	WECC

Total California	2,347

The Contra Costa and Pittsburg facilities are located in Contra Costa County and the Potrero facility is located in the City of San Francisco. The Contra Costa facility consists of two gas-fired intermediate units and the Pittsburg facility consists of three gas-fired intermediate units. The Potrero facility consists of one gas-fired intermediate unit and three diesel peaking units. Through the end of 2006, the majority of our California units were subject to RMR arrangements with the CAISO. These agreements are described further under “Regulatory Environment” below. Pittsburg unit 7 and Contra Costa unit 6 were not subject to an RMR arrangement, and thus functioned solely as merchant facilities in the CAISO. In 2006, we either sold the output of Pittsburg unit 7 and Contra Costa unit 6 into the market through bilateral transactions with utilities and other merchant generators, or dispatched the units in the CAISO clearing markets.

On July 28, 2006, we signed two tolling agreements with PG&E to provide electricity from all our natural gas-fired units in service at Contra Costa and Pittsburg, including Contra Costa unit 6 and Pittsburg unit 7. The agreements are for 100% of the capacity from these units. The contracts have varying tenors for each unit covering from one to five years, and include capacity of 1,985 MW for 2008 and 2009, 1,303 MW for 2010 and 674 MW for 2011. We receive monthly capacity payments with bonuses and/or penalties based on guaranteed heat rate and availability tolerances. As a result of these contracts, the Contra Costa and Pittsburg units are no longer subject to the RMR agreements.

All of our Potrero units continue to be subject to RMR arrangements through 2009 and annually thereafter based upon the CAISO’s local reliability requirements.

Our generating facilities in California depend almost entirely on payments they receive to operate in support of system reliability. The energy, capacity and ancillary services markets, as currently constituted, will not support the capital expenditures necessary to repower or reconstruct our facilities to make them commercially viable in a merchant market. In order to obtain the necessary capital support for repowering or reconstructing our facilities, we will need to obtain a contract with a creditworthy buyer. Absent that, our generating facilities in California will be commercially viable only as long as they are necessary for reliability.

Other Operations (Mirant Americas Generation and Mirant North America)

In addition to selling the electricity we produce and buying the fuel and emissions allowances we need to produce electricity (“asset management”), we buy and sell some electricity, fuel and emissions allowances as part of our proprietary trading and fuel oil management activities.

We engage in proprietary trading to gain information about the markets to support our asset management and to take advantage of selected opportunities that we identify from time to time. We enter into fuel oil management activities to hedge economically the fair value of our physical fuel oil inventories and to optimize the approximately three and one half million barrels of storage capacity that we own or lease.

Proprietary trading and fuel oil management activities together typically comprise less than 10% of our realized gross margin. All of our commercial activities are governed by a comprehensive Risk Management Policy, which includes limits on the size of positions and VaR for our proprietary trading and fuel oil management activities. For 2008, our average daily VaR for these activities was approximately $2 million.

Competitive Environment (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The power generating industry is capital intensive and highly competitive. Our competitors include regulated utilities, merchant energy companies, financial institutions and other companies, including companies owned by hedge funds and private equity funds. For a discussion of competitive factors and the effects of seasonality on our business see Item 1A. “Risk Factors”. Coal-fired generation, natural gas-fired generation and nuclear generation currently account for approximately 48%, 22% and 19%, respectively, of the electricity produced in the United States. Hydroelectric and other energy sources account for the remaining 11% of electricity produced.

The recent economic downturn and programs to reduce the demand for electricity have resulted in a decrease in the rate at which the long-term demand for electricity is forecasted to grow. Given the substantial time necessary to permit and construct new power plants, the process to add generating capacity must begin years in advance of anticipated growth in demand. A number of ISOs and RTOs, including those in markets in which we operate, have implemented capacity markets as a way to encourage construction of additional generation, but it is not clear whether and when independent power producers will be sufficiently incented to build this required new generation. The costs to construct new generation facilities have been rising and there is substantial environmental opposition to building either coal-fired or nuclear plants.

There are several proposed upgrades to the transmission systems in the markets in which we operate that could mitigate the need for additional generating capacity. To the extent that these upgrades are completed, prices for electricity and capacity could be lower than they might otherwise be.

The average market price for the types of coal that we use was approximately 107% higher in the year ended December 31, 2008, than in 2007. Global demand for coal to generate electricity has been a significant factor influencing domestic prices for the types of coal that we use. At the same time, the prices for power and natural gas were extremely volatile, increasing during the first half of 2008 and decreasing during the second half of 2008. Fluctuations in natural gas prices have a significant effect on the price of power, especially in the PJM market where the marginal price for power is often set by gas-fired units. In 2008 as compared to 2007, the energy gross margin earned from our baseload coal units was negatively affected by contracting “dark spreads,” the difference between the price received for electricity generated compared to the market price of the coal required to produce the electricity. In the fourth quarter of 2008 and in early 2009, the average market price for the types of coal that we use declined from the highs observed earlier in 2008. However, the average market price for power also declined during the same period.

Climate change concerns have led to significant legislative and regulatory efforts at the state and federal level to limit greenhouse gas emissions, including CO2. The costs of compliance with such efforts could affect our ability to compete in the markets in which we operate, especially with our coal-fired generating facilities.

Regulatory Environment (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The electricity industry is subject to extensive regulation at the federal, state and local levels. At the federal level, the FERC has exclusive jurisdiction under the Federal Power Act over sales of electricity at wholesale and the transmission of electricity in interstate commerce. Each of our subsidiaries that owns a generating facility selling at wholesale or that markets electricity at wholesale is a “public utility” subject to the FERC’s jurisdiction under the Federal Power Act. These subsidiaries must comply with certain FERC reporting requirements and FERC-approved market rules and they are subject to FERC oversight of mergers and acquisitions, the disposition of facilities under the FERC’s jurisdiction and the issuance of securities.

The FERC has authorized our subsidiaries that constitute public utilities under the Federal Power Act to sell wholesale energy, capacity and certain ancillary services at market-based rates. The majority of the output of the generating facilities owned by our subsidiaries is sold pursuant to this market-based rate authorization, although certain of Mirant Americas Generation’s and Mirant North America’s facilities sell their output under cost-based RMR agreements for which separate rate authorization was granted by the FERC, as explained below. The FERC could revoke or limit our market-based rate authority if it determined that we possess insufficiently mitigated market power in a regional electricity market. Under the Natural Gas Act, Mirant Americas Generation’s and Mirant North America’s subsidiary, Mirant Energy Trading, that sells natural gas for resale is deemed by the FERC to have blanket certificate authority to undertake these sales at market-based rates.

The FERC requires that our public utility subsidiaries with market-based rate authority and our subsidiary with blanket certificate authority adhere to general rules against market manipulation as well as certain market behavior rules and codes of conduct. If any of our subsidiaries were found to have engaged in market manipulation, the FERC has the authority to impose a civil penalty of up to $1 million per day per violation. In addition to the civil penalties, if any of our subsidiaries were to engage in market manipulation or violate the market behavior rules or codes of conduct, the FERC could require a disgorgement of profits or revoke the subsidiary’s market-based rate authority or blanket certificate authority. If the FERC were to revoke market-based rate authority, our affected public utility subsidiary would have to file a cost-based rate schedule for all or some of its sales of electricity at wholesale.

Our facilities operate in markets administered by ISOs and RTOs. In areas where ISOs or RTOs control the regional transmission systems, market participants have access to broader geographic markets than in regions without ISOs and RTOs. ISOs and RTOs operate day-ahead and real-time energy and ancillary services markets, typically governed by FERC-approved tariffs and market rules. Some ISOs and RTOs also operate capacity markets. Changes to the applicable tariffs and market rules may be requested by the ISO or RTO, or by other interested persons, including market participants and state regulatory agencies, and such proposed changes, if approved by the FERC, could have a significant effect on our operations and financial results. Although participation in ISOs and RTOs by public utilities that own transmission has been, and is expected to continue to be, voluntary, the majority of such public utilities in Massachusetts, New York, the Mid-Atlantic and California have joined the applicable ISO and RTO.

Our subsidiaries owning generating facilities have made such filings, and received such orders, as are necessary to obtain exempt wholesale generator status under the PUHCA and the FERC’s regulations thereunder. Provided all of our subsidiaries owning generating facilities continue to be exempt wholesale generators, or are qualifying facilities under the Public Utility Regulatory Policies Act of 1978, we and our intermediate holding companies owning direct or indirect interests in those subsidiaries will remain exempt from the accounting, record retention or reporting requirements that PUHCA imposes on “holding companies.”

State and local regulatory authorities historically have overseen the distribution and sale of electricity at retail to the ultimate end user, as well as the siting, permitting and construction of generating and transmission facilities. Our existing generating facilities are subject to a variety of state and local regulations, including regulations regarding the environment, health and safety and maintenance and expansion of the facilities.

Mid-Atlantic Region.    Our Mid-Atlantic facilities sell electricity into the markets operated by PJM. We have access to the PJM transmission system pursuant to PJM’s Open Access Transmission Tariff. PJM operates the PJM Interchange Energy Market, which is the region’s spot market for wholesale electricity, provides ancillary services for its transmission customers, performs transmission planning for the region and economically dispatches generating facilities. PJM administers day-ahead and real-time single clearing price markets and calculates electricity prices based on a locational marginal pricing model. A locational marginal pricing model determines a price for energy at each node in a particular zone taking into account the limitations on transmission of electricity and losses involved in transmitting energy into the zone, resulting in a higher zonal price when less expensive energy cannot be imported from another zone. Generation owners in PJM are subject to mitigation, which limits the prices that they may receive under certain specified conditions.

Load-serving entities within PJM are required to have adequate sources of generating capacity. Our facilities located in the Mid-Atlantic region that sell electricity into the PJM market participate in the reliability pricing model (the “RPM”) forward capacity market. The PJM RPM capacity auctions are designed to provide forward prices for capacity that are intended to ensure that adequate resources are in place to meet the region’s demand requirements. PJM has conducted five PJM RPM capacity auctions and we began receiving payments in June 2007 as a result of the first auction. The FERC’s orders approving and implementing the PJM RPM capacity auctions have been appealed to the United States Court of Appeals for the District of Columbia Circuit (the “DC Circuit”). We cannot predict what, if any, effect the appeal process will have on the RPM forward capacity market and the capacity payments that we have received or expect to receive from that market.

The results of the PJM RPM capacity auctions for the delivery area where our facilities are located were as follows:

Auction Date	Capacity Period	Resource Clearing Price per MW-day
April 2007	June 1, 2007 to May 31, 2008	$188.54
July 2007	June 1, 2008 to May 31, 2009	$210.11
October 2007	June 1, 2009 to May 31, 2010	$237.33
January 2008	June 1, 2010 to May 31, 2011	$174.29
May 2008	June 1, 2011 to May 31, 2012	$110.00

Since 2008, annual auctions have been conducted to procure capacity three years prior to each delivery period. The first annual auction took place in May 2008, for the provision of capacity from June 1, 2011 to May 31, 2012.

On December 12, 2008, PJM filed with the FERC to revise elements of the RPM forward capacity market. PJM intends to implement these changes in time for the May 2009 annual auction for the provision of capacity from June 1, 2012 to May 31, 2013. We filed an opposition to the proposed changes with the FERC. On February 9, 2009, PJM and a coalition of PJM customers (the “PJM Load Group”) as well as several state commissions filed a settlement agreement with the FERC that would materially modify several provisions of the December 12, 2008, filing to the detriment of suppliers in the RPM capacity auction. Under the FERC’s rules and regulations, any party to a contested proceeding may unilaterally file a settlement in that proceeding with the FERC. We filed comments opposing the settlement. At this time, we do not know if the FERC will accept, reject or modify PJM’s proposed changes to the RPM forward capacity market submitted in both the December 12, 2008, filing and February 9, 2009, settlement filing. Therefore, we cannot predict what effect, if any, these changes will have on the May 2009 PJM RPM auction.

Northeast Region (Mirant Americas Generation and Mirant North America).    Our Bowline facility participates in a market controlled by the NYISO. The NYISO provides statewide transmission service under a single tariff and interfaces with neighboring market control areas. To account for transmission congestion and losses, the NYISO calculates energy prices using a locational marginal pricing model. The NYISO also administers a spot market for energy, as well as markets for installed capacity and services that are ancillary to transmission service, such as operating reserves and regulation service (which balances resources with load). The NYISO’s locational capacity market rules use a demand curve mechanism to determine for every month the required amount of installed capacity as well as installed capacity prices to be paid for three locational zones: New York City, Long Island and Rest of State. Our facility operates in the Rest of State locational zone.

Our Canal, Kendall and Martha’s Vineyard facilities participate in a market administered by ISO-NE. Mirant Energy Trading is a member of NEPOOL, which is a voluntary association of electric utilities and other market participants in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont, and which functions as an advisory organization to ISO-NE. The FERC approved ISO-NE as the RTO for the New England region making ISO-NE responsible for market rule filings at the FERC, in addition to its responsibilities for the operation of transmission systems and for the administration and settlement of the wholesale electric energy, capacity and ancillary services markets. ISO-NE utilizes a locational marginal pricing model similar to the model used in PJM and NYISO.

On March 6, 2006, a settlement proposal was filed with the FERC among ISO-NE and multiple market participants for a forward capacity market (the “FCM”) under which annual capacity auctions would be conducted for supply three years in advance of provision. The settlement provided for a four-year transition period during which capacity suppliers receive a set price for their capacity commencing on December 1, 2006, with price escalators through May 31, 2010. Beginning December 1, 2006, our generating facilities began receiving capacity revenues under the FCM transition period. During the FCM transition period we received or will receive capacity revenues between $3.05 per kW- month and $4.10 per kW-month. The first auction took place in February 2008 for the period June 1, 2010 to May 31, 2011. The clearing price was $4.50 per kW-month, which was the price floor established as part of the FCM settlement. Our generating facilities will receive $4.25 per kW-month based on our pro-rata amount of the generating capacity that was sold in the auction. The next auction was held in December 2008 for the period June 1, 2011 to May 31, 2012, and the clearing price was $3.60 per kW-month. Our generating facilities will receive $3.12 per kW-month based on our pro-rata amount of the generating capacity that was sold in the auction. In March 2008, the FERC’s orders approving and implementing the FCM were affirmed by the DC Circuit; however, the DC Circuit reversed a portion of the FERC’s orders regarding the rights of a non-settling party to challenge the FCM charges through future proceedings initiated at the FERC. On January 15, 2009, the FERC issued an order on remand, directing the settling parties to revise the applicable standard of review to be consistent with the DC Circuit’s decision. We do not expect that the DC Circuit’s reversal of this element of the FCM or the FERC’s actions on remand will have an effect on the FCM and the capacity payments we receive under the FCM.

California (Mirant Americas Generation and Mirant North America).    Our California facilities are located inside the CAISO’s control area. The CAISO schedules transmission transactions, arranges for necessary ancillary services and administers a real-time balancing energy market. Most sales in California are pursuant to bilateral contracts, but a significant percentage of electrical energy is sold in the real-time market. The CAISO does not operate a forward market like those described for PJM and other eastern markets, nor does it currently operate a capacity market.

The CAISO has proposed changes to its market design to mirror more closely the eastern markets, but not including a capacity market. Although the CAISO has delayed the market redesign several times, it now expects to fully implement it in 2009. The CPUC has begun a proceeding to develop, together with the CAISO, a wholesale capacity market. FERC approval would be required for any such capacity market to become effective. We cannot at this time predict the outcome of the CPUC proceeding or the timing or structure of a wholesale capacity market in California.

Mirant Potrero is party to a PPA with PG&E that from 2006 through 2012 allows PG&E to dispatch and purchase the output of our Potrero units that have been designated RMR units which for 2009 includes all of the Potrero units. Under the PPA, through 2008, PG&E paid us charges equivalent to the rates we charged during 2004 when the units were designated as RMR units reduced by $1.4 million for each year since 2004. For 2009 through 2012, the charges for the units that are then subject to the PPA will be determined annually by the FERC pursuant to the cost-based formula rates set forth in the RMR agreement. On December 4, 2008, the FERC issued an order approving the charges for the Potrero units for 2009 and 2010. The approved PPA charges for 2009 and 2010 are expected to result in approximately the same level of gross margin for Mirant Potrero as it recognized for 2008.

Environmental Regulation (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Our business is subject to extensive environmental regulation by federal, state and local authorities. We must comply with applicable laws and regulations, and obtain and comply with the terms of government issued permits. Our costs of complying with environmental laws, regulations and permits are substantial, including significant environmental capital expenditures. See Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Capital Expenditures and Capital Resources” for additional information.

We expect that available cash, proceeds from redemption of preferred shares in Mirant Americas and future cash flows from operations will be sufficient to fund these capital expenditures.

Air Emissions Regulations

Our most significant environmental requirements generally fall under the Clean Air Act, regional initiatives and similar state laws. Under the Clean Air Act, we are required to comply with a broad range of mandates concerning air emissions, operating practices and pollution control equipment. Most of our facilities are located in or near metropolitan areas, including New York City, Boston, San Francisco and Washington D.C., which are classified by the EPA as not achieving certain NAAQS (“non-attainment areas”). As a result of the classification of each of these areas as a non-attainment area, our operations are subject to more stringent air pollution requirements than those applicable to plants located elsewhere. Various states where we have facilities also have other air quality laws and regulations with increasingly stringent limitations and requirements that will affect us in future years. In the future, we expect increased regulation of our air emissions. Significant air regulatory programs to which we are subject are described below.

Clean Air Interstate Rule (CAIR).    In 2005, the EPA promulgated the CAIR, which established in the eastern United States SO2 and NOx cap-and-allowance trading programs applicable directly to states and indirectly to generating facilities. These cap-and-trade programs were to be implemented in two phases, with the first phase going into effect in 2009 for NOx and 2010 for SO2 and more stringent caps going into effect in 2015. Various parties appealed the EPA’s adoption of the CAIR, and on July 11, 2008, the DC Circuit in State of North Carolina v. Environmental Protection Agency issued an opinion that would have vacated the CAIR. Various parties filed requests for rehearing with the DC Circuit and on December 23, 2008, the DC Circuit issued a second opinion in which it granted rehearing only to the extent that it remanded the case to the EPA without vacating the CAIR. Accordingly, the CAIR will remain effective until it is replaced by a rule consistent with the DC Circuit’s opinions.

Maryland Healthy Air Act.    The Maryland Healthy Air Act was enacted in April 2006 and requires reductions in SO2, NOx and mercury emissions from large coal-fired power facilities. The state law also requires Maryland to join the RGGI, which is discussed below. The Maryland Healthy Air Act prohibits power facilities from purchasing emissions allowances instead of installing emissions control equipment. We are installing FGD emissions controls at our Chalk Point, Dickerson and Morgantown coal-fired units. In addition, we have installed selective catalytic reduction systems at the Morgantown coal-fired units and one of the Chalk Point coal-fired units and a selective auto catalytic reduction system at the other Chalk Point coal-fired unit. We are installing selective non-catalytic reduction systems at the three Dickerson coal-fired units. These controls will be capable of reducing emissions of SO2, NOx and mercury by approximately 98%, 90% and 80%, respectively, for three of our largest coal-fired units.

The Maryland Healthy Air Act imposes mass limits for (i) emissions of NOx in 2009 with further reductions in 2012 (including sublimits during the Ozone Season) and (ii) emissions of SO2 in 2010 with further reductions in 2013. The Maryland Healthy Air Act also imposes restrictions on emissions of mercury beginning in 2010 with further reductions in 2013. The control equipment we have installed or are installing to meet Maryland state standards will allow our Maryland facilities to comply with (a) all of the requirements of the Maryland Healthy Air Act and (b) the first phase of the CAIR without having to purchase emissions allowances.

Including amounts already spent to date, we expect to incur total capital expenditures of $1.674 billion to comply with the requirements for SO2, NOx and mercury emissions under the Maryland Healthy Air Act. On July 30, 2007, Mirant Mid-Atlantic and its subsidiary, Mirant Chalk Point entered into an agreement with Stone & Webster, Inc. for engineering, procurement and construction services relating to the installation of the FGD systems described above. The expected cost under the agreement is approximately $1.13 billion and is a part of the $1.674 billion of capital expenditures that we expect to incur to comply with the Maryland Healthy Air Act. We will have planned outages in 2009 to complete the installation of the FGD control systems. During those outages, we also will perform routine maintenance activities. As of December 31, 2008, we have paid approximately $997 million of the $1.674 billion for capital expenditures related to the Maryland Healthy Air Act. For the year ended December 31, 2008, Mirant Americas Generation and Mirant North America paid $672 million for capital expenditures, excluding capitalized interest. For the year ended December 31, 2008, Mirant Mid-Atlantic paid $641 million for capital expenditures. Of these amounts, $497 million related to the Maryland Healthy Air Act. We expect that available cash, proceeds from redemption of preferred shares in Mirant Americas and future cash flows from operations will be sufficient to fund the remaining capital expenditures.

Clean Air Mercury Rule (CAMR).    In 2005, the EPA issued the CAMR, which would have limited total annual mercury emissions from coal-fired power plants across the United States through a two-phased cap-and-trade program. In February 2008, the DC Circuit vacated the CAMR and the EPA’s decision to “delist” coal- and oil-fired electric utility steam generating units from sources regulated under section 112 of the Clean Air Act. The EPA and the Utility Air Regulatory Group sought review of the DC Circuit’s decision by the United States Supreme Court. In February 2009, the EPA filed to withdraw its petition for review, stating that it intends to promulgate alternative regulations to address mercury emissions, and the United States Supreme Court subsequently denied the petition for review. As a result of the DC Circuit decision, mercury emissions from coal- and oil-fired generating facilities are now subject to Section 112 of the Clean Air Act, which authorizes the EPA to develop standards for the installation of maximum achievable control technology (“MACT”) to reduce emissions of Hazardous Air Pollutants, including mercury. While the EPA has the authority to develop MACT standards for mercury, it has not yet promulgated such standards. We expect many of our coal-fired facilities to emit less mercury as a result of the SO2 and NOx controls that have been, or soon will be, installed.

NSR Enforcement Initiative.    In 2001, the EPA requested information concerning some of our facilities in Maryland and Virginia covering a time period that pre-dates our acquisition or lease of those facilities in December 2000. We responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation associated with operations prior to our subsidiaries’ acquisition or lease of the facilities. If a violation is determined to have occurred at any of the facilities, our subsidiary owning or leasing the facilities may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. Our subsidiaries owning or leasing the Chalk Point, Dickerson and Morgantown facilities in Maryland are installing a variety of emissions control equipment at those facilities to comply with the Maryland Healthy Air Act, but that equipment may not include all of the pollution control equipment that could be required if a violation of the EPA’s NSR regulations is determined to have occurred at one or more of those facilities. If such a violation is determined to have occurred after our subsidiaries acquired or leased the facilities or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, our subsidiary owning or leasing the facility at issue could also be subject to fines and penalties by the state or federal government for the period after its acquisition or lease of the facility, the cost of which may be material, although applicable bankruptcy law may bar such liability for periods prior to January 3, 2006, when the Plan became effective for us and our subsidiaries that own or lease these facilities.

Massachusetts CAIR Implementation (Mirant Americas Generation and Mirant North America).    The Commonwealth of Massachusetts Department of Environmental Protection (“MADEP”) promulgated regulations to take effect in 2009 to reduce NOx emissions from certain generating facilities. The Massachusetts regulations will require our Canal and Kendall generating facilities during the Ozone Season to reduce their emissions of NOx or utilize emissions allowances in amounts greater than they utilized prior to 2009.

New York CAIR Implementation (Mirant Americas Generation and Mirant North America).    The NYSDEC promulgated regulations implementing the SO2 and NOx emissions reductions required by the federal CAIR beginning in 2009. Those regulations will limit NOx emissions through both an annual cap-and-trade program and through a seasonal cap-and-trade program during the Ozone Season, which will require our Bowline generating facility to reduce its emissions of NOx by running less or increasing its utilization of emissions allowances. The regulations also provide for an SO2 emissions program beginning in 2010 that will mandate increased utilization of federal SO2 allowances for every ton of SO2 emitted.

Virginia CAIR Implementation.    In April 2006, Virginia enacted legislation that, among other things, granted the Virginia State Air Pollution Control Board the discretion to prohibit electric generating facilities located in a non-attainment area from purchasing SO2 and NOx allowances to achieve compliance under the CAIR. In the fourth quarter of 2007, the Virginia State Air Pollution Control Board approved regulations that it interprets as prohibiting the trading of SO2 and NOx allowances by facilities in non-attainment areas to satisfy the requirements of the CAIR as implemented by Virginia. Our Potomac River facility is located in a non-attainment area for ozone. Thus, this Virginia regulation effectively caps our SO2 and NOx emissions at amounts equal to the allowances allocated to the facility. Mirant Potomac River has appealed these regulations in Virginia state court. In July 2008, the Virginia state court issued a ruling dismissing our appeal, which ruling we have appealed. We have also petitioned (a) the EPA to reconsider and (b) the United States Court of Appeals for the Fourth Circuit (the “Fourth Circuit”) to review the EPA’s final rule approving Virginia’s CAIR program.

New York Consent Decree (Mirant Americas Generation and Mirant North America).    In 2000, the State of New York issued an NOV to the previous owner of our Lovett facility alleging NSR violations associated with the operation of that facility prior to its acquisition by us. To resolve the issues raised by the State of New York, on June 11, 2003, Mirant New York, Mirant Lovett and the State of New York entered into the 2003 Consent Decree. Under the 2003 Consent Decree, Mirant Lovett had three options: (1) install emissions controls on Lovett’s two coal-fired units (units 4 and 5); (2) shut down unit 4 and convert unit 5 to natural gas; or (3) shut down unit 4 in 2008 and unit 5 in 2007. We concluded that the installation of the required emissions controls was uneconomic. We also concluded that operating unit 5 on natural gas was uneconomic.

On May 10, 2007, Mirant Lovett entered into an amendment to the 2003 Consent Decree with the State of New York that switched the deadlines for shutting down units 4 and 5 so that the deadline for compliance by unit 5 was extended until April 30, 2008, and the deadline for unit 4 was shortened. We discontinued operation of unit 4 as of May 7, 2007. In addition, we discontinued operation of unit 3 because it was uneconomic to run the unit. We shut down unit 5 on April 19, 2008, and have substantially completed the demolition of the Lovett facility.

State Regulation of Greenhouse Gases, including the RGGI.    Concern over climate change has led to significant legislative and regulatory efforts at the state and federal level to limit greenhouse gas emissions. One such effort is the RGGI, a multi-state initiative in the Northeast outlining a cap-and-trade program to reduce CO2 emissions from units of 25 MW or greater. The RGGI program calls for signatory states to stabilize CO2 emissions to current levels from 2009 to 2015, followed by a 2.5% reduction each year from 2015 to 2018. Regulations to implement the RGGI have now been approved in each of Maryland, Massachusetts and New York.

In 2009, Mirant Americas Generation and Mirant North America expect to produce approximately 16.6 million tons of CO2 at their Maryland, Massachusetts and New York generating facilities. In 2009, Mirant Mid-Atlantic expects to produce approximately 14.3 million tons of CO2 at its Maryland generating facilities. The RGGI regulations require those facilities to obtain allowances to emit CO2 beginning in 2009. No allowances were granted to existing sources of such emissions. Instead, allowances have been made available for such facilities only by purchase through periodic auctions conducted quarterly or through subsequent purchase from a party that holds allowances sold through a quarterly auction process. The Maryland regulations implementing the RGGI also provide that if the allowance clearing price exceeds $7 (adjusted by changes in the consumer price index since 2005) per ton of CO2 in the auctions of allowances that occur during the first three years, Maryland will withhold the remainder of that year’s allowances from sale in any future auction during that calendar year and make those allowances available by direct sale to generators in Maryland. In this scenario, between zero and 50% of Maryland’s allowances allocated for sale in that year may be made available for purchase by such generators. Any such allowances made available for each generator to purchase at $7 per ton will be in proportion to each generator’s annual average heat input during the period 2003 through 2005 as compared to the total average input for all affected Maryland generators in existence at that time.

The first auction of allowances by the RGGI states was held on September 25, 2008. The clearing price for the approximately 12.5 million allowances sold in the auction was $3.07 per ton. The second auction took place in December 2008, and the clearing price for the approximately 31.5 million allowances sold was $3.38 per ton. The allowances sold in these auctions can be used for compliance in any of the RGGI states. Further auctions will occur on a quarterly basis through 2011.

We are continuing to evaluate our options to comply with the RGGI, but its implementation in Maryland, could have a material adverse effect upon the Companies operations and their operating costs and its implementation in Massachusetts and New York could have a material adverse effect upon Mirant Americas Generation’s and Mirant North America’s operations and their operating costs, depending upon the availability and cost of emissions allowances and the extent to which such costs may be offset by higher market prices to recover increases in operating costs caused by the RGGI.

In California, emissions of greenhouse gases are governed by the Global Warming Solutions Act (“AB 32”), which requires that greenhouse gas emissions be reduced to 1990 levels by 2020. AB 32 also requires the California Air Resources Board to develop by January 2009 a greenhouse gas reduction plan for all industrial sectors. In December 2008, the California Air Resource Board approved a plan for implementing AB 32. The plan contemplates a cap-and-trade program, beginning in 2012. AB32, and any plans, rules and programs approved to implement AB 32, could have a material adverse effect on how Mirant Americas Generation and Mirant North America operate their California facilities and the costs of operating the facilities.

In August 2008, Massachusetts also adopted the Global Warming Solutions Act (the “Climate Protection Act”) which establishes a program to reduce greenhouse gas emissions significantly over the next 40 years. Under the Climate Protection Act, the MADEP is to establish a reporting and verification system for statewide greenhouse gas emissions, including emissions from generating facilities producing all electricity consumed in Massachusetts, and to determine what the state’s greenhouse gas emissions level was in 1990. The Massachusetts Executive Office of Energy and Environmental Affairs (“MAEEA”) is then to establish statewide greenhouse gas emissions limits effective beginning in 2020 that will reduce such emissions from the 1990 levels by a range of 10% to 25% beginning in 2020, with the reduction increasing to 80% below 1990 levels by 2050. In setting these limits, the MAEEA is to consider the potential costs and benefits of various reduction measures, including emissions limits for electric generating facilities, and may consider the use of market-based compliance mechanisms. A violation of the emissions limits established under the Climate Protection Act may result in a civil penalty of up to $25,000 per day. Implementation of the Climate Protection Act could have a material adverse effect on how Mirant Americas Generation and Mirant North America operate their Massachusetts facilities and the costs of operating those facilities.

Federal Regulation of Greenhouse Gases.    Various bills have been proposed in Congress to govern CO2 emissions from generating facilities. Also, in light of the United States Supreme Court ruling in Massachusetts v. EPA that greenhouse gases fit within the Clean Air Act’s definition of “air pollutant,” the EPA may also promulgate regulations regarding the emission of greenhouse gases. Congress or the EPA will likely take action to regulate CO2 within the next several years. The final form of such regulation will be influenced by political and economic factors and is uncertain at this time. Current proposals include a cap-and-trade system that would require us to purchase allowances for the CO2 emitted by our generating facilities. While we expect that market prices for electricity would increase following such regulation and would allow us to recover most of the cost of these allowances, we cannot predict with any certainty the actual increases in costs such regulation could impose upon us or our ability to recover such cost increases through higher market rates for electricity, and these regulations could have a material adverse effect on our consolidated statements of operations, financial position or cash flows. Mirant Americas Generation and Mirant North America expect to produce approximately 18.3 million tons of CO2 at their generating facilities in 2009. Mirant Mid-Atlantic expects to produce approximately 15.4 million tons of CO2 at its generating facilities in 2009.

Water Regulations

We are required under the Clean Water Act to comply with intake and discharge requirements, requirements for technological controls and operating practices. To discharge water, we generally need permits required by the Clean Water Act. Such permits typically are subject to review every five years. As with air quality regulations, federal and state water regulations are expected to impose additional and more stringent requirements or limitations in the future. This is particularly the case for regulatory requirements governing cooling water intake structures, which are subject to regulation under section 316(b) of the Clean Water Act (the “316 (b) regulations”). A 2007 decision by the United States Court of Appeals for the Second Circuit (the “Second Circuit”) in Riverkeeper Inc. et al v. EPA, in which the court remanded to the EPA for reconsideration numerous provisions of the EPA’s section 316(b) regulations for existing power plants, has created substantial uncertainty about exactly what technologies or other measures will be needed to satisfy section 316(b) requirements in the future and when any new requirements will be imposed. That decision by the Second Circuit is under review by the United States Supreme Court.

Endangered Species Acts (Mirant Americas Generation and Mirant North America).    Mirant Delta’s use of water from the Sacramento-San Joaquin Delta at its Contra Costa and Pittsburg generating facilities potentially affects certain fish species protected under the Federal Endangered Species Act and the California Endangered Species Act. Mirant Delta therefore must maintain authorization under both statutes to engage in operations that could result in a take of (i.e., cause harm to) fish of the protected species. In January and February 2006, Mirant Delta received correspondence from the United States Fish and Wildlife Service and the Army Corps of Engineers expressing the view that the Federal Endangered Species Act take authorization for the Contra Costa and Pittsburg facilities was no longer in effect as a result of changed circumstances. Mirant Delta disagreed with the agencies’ characterization of its take authorization as no longer being in effect. In late October 2007, Mirant Delta received correspondence from the United States Fish and Wildlife Service, the National Marine Fisheries Service and the Army Corps of Engineers clarifying that Mirant Delta continued to be authorized to take four species of fish protected under the Federal Endangered Species Act. The agencies have initiated a process that will review the environmental effects of Mirant Delta’s water usage, including effects on the protected species of fish. That process could lead to changes in the manner in which Mirant Delta can use river water for the operation of the Contra Costa and Pittsburg generating facilities.

Mirant and Mirant Delta received two letters, one dated September 27, 2007, sent on behalf of the Coalition for a Sustainable Delta, four water districts, and an individual and the second dated October 16, 2007, sent on behalf of San Francisco Baykeeper (collectively with the parties sending the September 27, 2007, letter, the “Noticing Parties”), providing notice that the Noticing Parties intend to file suit alleging that Mirant Delta has violated, and continues to violate, the Federal Endangered Species Act through the operation of its Contra Costa and Pittsburg generating facilities. The Noticing Parties contend that the facilities use of water drawn from the Sacramento-San Joaquin Delta for cooling purposes results in harm to four species of fish listed as endangered species. The Noticing Parties assert that Mirant Delta’s authorizations to take (i.e., cause harm to) those species, biological opinions and incidental take statements issued by the National Marine Fisheries Service on October 17, 2002, for three of the fish species and the United States Fish and Wildlife Service on November 4, 2002, for the fourth fish species, have been violated by Mirant Delta. Therefore, the notifying parties assert that the authorizations for the effects on the four fish species caused by the operation of the Contra Costa and Pittsburg generating facilities are no longer applicable. Following receipt of these letters, in late October 2007, Mirant Delta received correspondence from the United States Fish and Wildlife Service, the National Marine Fisheries Service and the Army Corps of Engineers clarifying that Mirant Delta continued to be authorized to take the four species of fish protected under the Federal Endangered Species Act. The agencies have initiated a process that will review the environmental effects of Mirant Delta’s water usage, including effects on the protected species of fish. That process could lead to changes in the manner in which Mirant Delta can use river water for the operation of the Contra Costa and Pittsburg generating facilities. In a subsequent letter, the Coalition for a Sustainable Delta also alleged violations of the National Environmental Policy Act and the California Endangered Species Act associated with the operation of Mirant Delta’s facilities. Mirant Delta disputes the allegations made by the Noticing Parties. No lawsuits have been filed to date, and San Francisco Baykeeper on February 1, 2008, withdrew its notice of intent to sue.

Additionally, in September 2007, Mirant Delta signed an amendment to a Memorandum of Agreement with the California Department of Fish and Game. The amendment requires Mirant Delta to initiate monitoring of the effects on fish of the operations of the Contra Costa and Pittsburg generating facilities, to prepare an environmental impact report, and to submit within 24 months an application for a new permit authorizing Mirant Delta to take the protected fish species affected by the operation of its facilities. The amendment extends Mirant Delta’s authorization for take of fish species protected under the California Endangered Species Act until the California Department of Fish and Game completes its consideration of the application for the new permit.

Potrero National Pollution Discharge Elimination System Permit (Mirant Americas Generation and Mirant North America).    On June 8, 2006, Bayview-Hunters Point Community Advocates and Communities for a Better Environment filed a petition challenging the issuance of the National Pollution Discharge Elimination System (“NPDES”) permit for our Potrero facility. On February 8, 2007, Bayview-Hunters Point Community Advocates and Communities for a Better Environment filed another petition with a request to amend their initial petition. On March 21, 2007, the California State Water Resources Control Board notified the parties that petitioners requested that as of March 19, 2007, the two petitions be moved from active status to abeyance. Those petitions currently remain in abeyance. Additionally, on June 15, 2007, Bayview-Hunters Point Community Advocates and Communities for a Better Environment and San Francisco Baykeeper filed a third petition requesting that the NPDES permits for Potrero and Mirant Delta’s Pittsburg facility be reopened. The State Water Resources Control Board denied that petition on November 27, 2007.

Kendall NPDES and Surface Water Discharge Permit (Mirant Americas Generation and Mirant North America).    On September 26, 2006, the EPA issued to Mirant Kendall an NPDES renewal permit for the Kendall generating facility. The same permit was concurrently issued by the MADEP as a state Surface Water Discharge Permit (“SWD Permit”), and was accompanied by MADEP’s earlier issued water quality certificate under section 401 of the Clean Water Act. The new permits impose new temperature limits at various points in the Charles River, an extensive temperature, water quality and biological monitoring program and a requirement to develop and install a barrier net system to reduce fish impingement and entrainment. The provisions regulating the thermal discharge could cause substantial curtailments of the operations of the Kendall facility. Mirant Kendall has appealed the permits in three proceedings: (1) appeal of the NPDES permit to the EPA’s Environmental Appeals Board; (2) appeal of the SWD Permit to the MADEP; and (3) appeal of the water quality certification to the MADEP. The effect of the permits has been stayed pending the outcome of these appeals. The two appeals to the MADEP have been stayed pending the outcome of the appeal to the

Environmental Appeals Board. On September 28, 2007, the Environmental Appeals Board stayed the appeal proceedings until April 18, 2008, in order for the EPA to address the sections of the permit that are affected by the EPA’s suspension of the 316(b) regulations as a result of the 2007 decision by the Second Circuit in Riverkeeper, Inc. et al. v. EPA. Subsequent orders by the Environmental Appeals Board have extended that stay to June 5, 2009. On March 6, 2008, the EPA and the MADEP issued a draft permit modification to address the 316(b) provisions of the permit that would require modifications to the intake structure for the Kendall generating facility to add fine and coarse mesh barrier exclusion technologies and to install a mechanism to sweep organisms away from the intake structure through an induced water flow. On May 1, 2008, Mirant Kendall submitted comments on the draft permit modification objecting to the new requirements. On December 19, 2008, the EPA and the MADEP issued final permit modifications to address the 316(b) regulations. Those final permit modifications did not substantially modify the requirements proposed in the draft modifications, and on February 2, 2009 Mirant Kendall filed an appeal of those modifications. While the appeals are pending, the effect of any contested permit provisions will be stayed and the Kendall generating facility will continue to operate under its current NPDES permit. We are unable to predict the outcome of these proceedings.

Canal NPDES and SWD Permit (Mirant Americas Generation and Mirant North America).    On August 1, 2008, the EPA issued to Mirant Canal an NPDES renewal permit for the Canal generating facility. The same permit was concurrently issued by MADEP as a state SWD Permit, and was accompanied by MADEP’s earlier water quality certificate under section 401 of the Clean Water Act. The new permit imposes a requirement on Mirant Canal to install closed cycle cooling or an alternative technology that will reduce the entrainment of marine organisms by the Canal generating facility to levels equivalent to what would be achieved by closed cycle cooling. Mirant Canal appealed the NPDES permit to the EPA’s Environmental Appeals Board and appealed the surface water discharge and the water quality certificate to the MADEP. On December 4, 2008, the EPA requested a stay to the appeal proceedings until June 1, 2009 and withdrew provisions related to the closed cycle cooling requirements. The EPA has re-noticed these provisions as draft conditions for additional public comment. Mirant Canal filed comments on January 29, 2009, stating that installing closed cycle cooling at the Canal generating facility was not justified and that without some cost-recovery mechanism the cost would make continued operation of the facility uneconomic. While the appeals of the renewal permit are pending, the effect of any contested permit provisions is stayed and the Canal generating facility will continue to operate under its current NPDES permit. We cannot predict the outcome of this proceeding.

NPDES and State Pollutant Discharge Elimination System Permit Renewals.    In addition to the proceedings described above in Kendall NPDES and Surface Water Discharge Permit and Canal NPDES and SWD Permit related to the renewal of the NPDES permit for the Kendall and Canal facilities, proceedings are currently pending for renewal of the NPDES permits for the Dickerson and Morgantown facilities leased by Mirant Mid-Atlantic, the Chalk Point facility owned by Mirant Chalk Point, three ash sites in Maryland owned by Mirant MD Ash Management, the Potomac River facility owned by Mirant Potomac River, the Contra Costa and Pittsburg facilities owned by Mirant Delta and the Potrero facility owned by Mirant Potrero. A proceeding is also pending for renewal of the State Pollutant Discharge Elimination System (“SPDES”) permit for the Bowline facility owned by Mirant Bowline.

In general, the EPA and the state agencies responsible for implementing the provisions of the Clean Water Act applicable to the intake of water and discharge of effluent by electric generating facilities have been making the requirements imposed upon such facilities more stringent over time. For example, with respect to the Potrero facility, the California Regional Water Quality Control Board has previously stated its intent not to renew the facility’s NPDES permit unless Mirant Potrero can demonstrate that the operation of the facility does not adversely affect the San Francisco Bay. With respect to each of these permit renewal proceedings, the permit renewal proceeding could take years to resolve and the agency or agencies involved could impose requirements upon the Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic entity owning the facility that require significant capital expenditures, limit the times at which the facility can operate, or increase operations and maintenance costs materially.

Wastes, Hazardous Materials and Contamination

Our facilities are subject to laws and regulations governing waste management. The Federal Resource Conservation and Recovery Act of 1976 (and many analogous state laws) contains comprehensive requirements for the handling of solid and hazardous wastes. The generation of electricity produces non-hazardous and hazardous materials, and we incur substantial costs to store and dispose of waste materials. The EPA and the states in which we operate coal-fired units may develop new regulations that impose additional requirements on facilities that store or dispose of materials remaining after the combustion of fossil fuels, including types of coal ash. If so, we may be required to change the current waste management practices at some facilities and incur additional costs.

In November 2008, the MDE promulgated new regulations to govern the handling, storage, recycling and disposal of coal combustion byproducts in Maryland. We have challenged portions of these new regulations in state court because they do not provide adequate time for effectuating the required changes to our facilities and they are unclear in many respects.

Additionally, CERCLA, also known as the Superfund law, establishes a federal framework for dealing with the cleanup of contaminated sites. Many states have enacted similar state superfund statutes as well as other laws imposing obligations to investigate and clean up contamination. Mirant Americas Generation’s and Mirant North America’s Contra Costa, Pittsburg and Potrero facilities have areas of soil and groundwater contamination subject to CERCLA and the California Health and Safety Code. In 1998, prior to Mirant Americas Generation’s and Mirant North America’s acquisition of those facilities from PG&E, consultants for PG&E conducted soil and groundwater investigations at those facilities which revealed contamination. The consultants conducting the investigation estimated the aggregate cleanup costs at those facilities could be as much as $60 million. Pursuant to the terms of the Purchase and Sale Agreement with PG&E, PG&E has responsibility for the containment or capping of all soil and groundwater contamination and the disposition of up to 60,000 cubic yards of contaminated soil from the Potrero generating facility and the remediation of any groundwater or solid contamination identified by PG&E’s consultants in 1998 at the Contra Costa and Pittsburg generating facilities before those facilities were purchased in 1999 by Mirant Americas Generation’s and Mirant North America’s subsidiaries. Pursuant to Mirant Americas Generation’s and Mirant North America’s requests, PG&E has disposed of 807 cubic yards of contaminated soil from the Potrero generating facility. We are not aware of soil or groundwater conditions for which we expect remediation costs to be material that are not the responsibility of other parties.

Employees (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Services, a direct subsidiary of Mirant, provides our personnel pursuant to services agreements. At December 31, 2008, approximately 1,294 Mirant Services employees worked at our facilities, of which approximately 798 worked at Mirant Mid-Atlantic facilities. The following details the employees subject to collective bargaining agreements:

Union	Location	Number of Employees Covered	Contract Expiration Date
Mid-Atlantic Region
IBEW Local 1900	Maryland and Virginia	530	6/1/2010

Northeast Region
IBEW Local 503(1)	New York	49	4/30/2013
UWUA Local 369(2)	Cambridge, Massachusetts	34	2/28/2013
UWUA Local 480	Sandwich, Massachusetts	46	6/1/2011

California
IBEW Local 1245	California	118	10/31/2013

Total Mirant Americas Generation and Mirant North America		777

(1)

Our previous contract with Local 503 expired on June 1, 2008. After reaching an impasse in negotiations with Local 503, on January 28, 2009, we unilaterally implemented the terms of our final offer to the union. Bargaining unit employees have continued to work under the terms imposed by us without disruption.

(2)	We reached a tentative agreement with Local 369 on February 28, 2009.

To mitigate and reduce the risk of disruption during labor negotiations, we engage in contingency planning for operation of our generating facilities to the extent possible during an adverse collective action by one or more of our unions.

Item 1A.	Risk Factors (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The following are factors that could affect our future performance:

Our revenues are unpredictable because most of our facilities operate without long-term power sales agreements, and our revenues and results of operations depend on market and competitive forces that are beyond our control.

We sell capacity, energy and ancillary services from our generating facilities into competitive power markets on a short-term fixed price basis or through power sales agreements. Since mid-2007, our revenues from selling capacity have become a significant part of our overall revenues. Except for Mirant Americas Generation’s and Mirant North America’s Potrero facility, we are not guaranteed recovery of costs or any return of capital investments through mandated rates. The market for wholesale electric energy and energy services reflects various market conditions beyond our control, including the balance of supply and demand, our competitors’ marginal and long run costs of production, and the effect of market regulation. Being concentrated in a few geographic markets results in concentrated exposure to those markets, especially PJM. The price for which we can sell our output may fluctuate on a day-to-day basis and our ability to transact may be affected by the overall liquidity in the markets in which we operate. The markets in which we compete remain subject to one or more forms of regulation that limit our ability to raise prices during periods of shortage to the degree that would occur in a fully deregulated market and may thereby limit our ability to recover costs and an adequate return on our investment. Our revenues and results of operations are influenced by factors that are beyond our control, including:

—	the failure of market regulators to develop and maintain efficient mechanisms to compensate merchant generators for the value of providing capacity needed to meet demand;

—

actions by regulators, ISOs, RTOs and other bodies that may prevent capacity and energy prices from rising to the level necessary for recovery of our costs, our investment and an adequate return on our investment;

—	legal and political challenges to the rules used to calculate capacity payments in the markets in which we operate;

—

the possibility that the appellate court considering the pending appeal of the FERC’s rulings that approved the RPM provisions of PJM’s tariff does not affirm the FERC’s approval of those provisions, resulting in modifications to the capacity payments made under that tariff in the future and possibly refunds for past periods;

—

the ability of wholesale purchasers of power to make timely payment for energy or capacity, which may be adversely affected by factors such as retail rate caps, refusals by regulators to allow utilities to recover fully their wholesale power costs and investments through rates, catastrophic losses and losses from investments by utilities in unregulated businesses;

—	increases in prevailing market prices for fuel oil, coal, natural gas and emissions allowances that may not be reflected in prices we receive for sales of energy;

—

increases in supplies as a result of actions of our current competitors or new market entrants, including the development of new generating facilities or alternative energy sources that may be able to produce electricity less expensively than our generating facilities and improvements in transmission that allow additional supply to reach our markets;

—	decreases in energy consumption resulting from demand-side management programs such as automated demand response, which may alter the amount and timing of consumer energy use;

—	the competitive advantages of certain competitors, including continued operation of older power plants in strategic locations after recovery of historic capital costs from ratepayers;

—

existing or future regulation of our markets by the FERC, ISOs and RTOs, including any price limitations and other mechanisms to address some of the price volatility or illiquidity in these markets or the physical stability of the system;

—	regulatory policies of state agencies that affect the willingness of our customers to enter into long-term contracts generally, and contracts for capacity in particular;

—	changes in the rate of growth in electricity usage as a result of such factors as national and regional economic conditions and implementation of conservation programs;

—	seasonal variations in energy and gas prices and capacity payments; and

—	seasonal fluctuations in weather, in particular abnormal weather conditions.

In addition, unlike most other commodities, electric energy can only be stored on a very limited basis and generally must be produced at the time of use. As a result, the wholesale power markets are subject to substantial price fluctuations over relatively short periods of time and can be unpredictable.

The global financial crisis may have an effect on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system has had and may continue to have an effect on our business and our financial condition. For example, in October 2008, Lehman Commercial Paper, Inc., a subsidiary of Lehman Brothers Holdings, Inc. and a lender under the senior secured revolving credit facility of Mirant North America filed for bankruptcy. As a result of the Lehman Commercial Paper, Inc. bankruptcy, we expect that the total availability under Mirant North America’s senior secured revolving credit facility has decreased from $800 million to $755 million, assuming that Lehman Commercial Paper, Inc. does not honor its $45 million commitment. While we do not expect that the Lehman Commercial Paper, Inc. bankruptcy will have a material adverse effect on us, the credit crisis could negatively affect availability under the Mirant North America senior secured revolving credit facility if other lenders under such facility are forced to file for bankruptcy or are otherwise unable to perform their obligations. Absent significant non-performance of lenders under the existing Mirant North America senior secured revolving credit facility, we think that we have sufficient liquidity for future operations (including potential working capital requirements) and capital expenditures as discussed in Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition – Liquidity and Capital Resources.” However, in the event of significant non-performance of lenders under the existing Mirant North America senior secured revolving credit facility, the credit crisis could have a negative effect on our ability to obtain new lines of credit if financial institutions are unwilling or unable to enter into new revolving credit facilities.

In addition to the potential effect on our liquidity that could arise from the global financial crisis, the crisis could have a negative effect on the markets in which we sell power, purchase fuel and perform other trading and marketing activities. In recent years, global financial institutions have been active participants in such markets. As such financial institutions consolidate and operate under more restrictive capital constraints in response to the financial crisis, there could be less liquidity in the energy and commodity markets, which could have a negative effect on our ability to hedge and transact with creditworthy counterparties. In addition, we are exposed to credit risk resulting from the possibility that a loss may occur from the failure of a counterparty to perform according to the terms of a contractual arrangement with us. Deterioration in the financial condition of our counterparties as a result of the global financial crisis and the resulting failure to pay amounts owed to us or to perform obligations or services owed to us beyond collateral posted could have a negative effect on our business and financial condition.

Because of the current market design in California our generating facilities may have a limited life unless we make significant capital expenditures to increase their commercial and environmental performance (Mirant Americas Generation and Mirant North America).

Our generating facilities in California depend almost entirely on payments in support of system reliability. The energy market, as currently constituted, will not justify the capital expenditures necessary to repower or reconstruct our facilities to make them commercially viable in a merchant market. If a commercially reasonable capacity market were to be instituted by the CAISO or we could obtain a contract with a creditworthy buyer, it is possible that we could justify investing the necessary capital to repower or reconstruct our facilities. Absent that, our generating facilities will be commercially viable only as long as they are necessary for reliability.

Changes in commodity prices may negatively affect our financial results by increasing the cost of producing power or lowering the price at which we are able to sell our power.

Our generating business is subject to changes in power prices and fuel costs, and these commodity prices are influenced by many factors outside our control, including weather, market liquidity, transmission and transportation inefficiencies, availability of competitively priced alternative energy sources, demand for energy commodities, production of natural gas, crude oil and coal, natural disasters, wars, embargoes and other catastrophic events, and federal, state and environmental regulation and legislation. Significant fluctuations in commodity prices may affect our financial results and financial position by increasing the cost of producing power and decreasing the amounts we receive from the sale of power. Specifically, significant fluctuations in the price of coal may affect the financial position of the coal suppliers with which we have contracted. In addition, significant fluctuations in the price of natural gas may cause significant fluctuations in the price of electricity.

Our use of derivative financial instruments in our asset management activities will not fully protect us from fluctuations in commodity prices and our risk management policy cannot eliminate the risks associated with these activities.

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

Our asset management activities include natural gas derivative financial instruments that we use to hedge power prices for our baseload generation. The effectiveness of these hedges is dependent upon the correlation between power and natural gas prices in the markets where we operate. If those prices are not sufficiently correlated, our financial results and financial position could be adversely affected.

Additionally, we expect to have an open position in the market, within our established guidelines, resulting from the management of our portfolio. To the extent open positions exist, fluctuating commodity prices can affect our financial results and financial position, either favorably or unfavorably. Furthermore, the risk management procedures we have in place may not always be followed or may not always work as planned. Unauthorized hedging and related activities by our employees could result in significant penalties and financial losses. As a result of these and other factors, we cannot predict the outcome that risk management decisions may have on our business, operating results or financial position. Although management devotes considerable attention to these issues, their outcome is uncertain.

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

The average market price for the types of coal that we use was approximately 107% higher in the year ended December 31, 2008, than in 2007. Global demand for coal to generate electricity has been a significant factor influencing domestic prices for the types of coal that we use. At the same time, the prices for power and natural gas were extremely volatile, increasing during the first half of 2008 and decreasing during the second half of 2008. Fluctuations in natural gas prices have a significant effect on the price of power, especially in the PJM market where the marginal price for power is often set by gas-fired units. In 2008 as compared to 2007, the energy gross margin earned from our baseload coal units was negatively affected by contracting “dark spreads,” the difference between the price received for electricity generated compared to the market price of the coal required to produce the electricity. In the fourth quarter of 2008 and in early 2009, the average market price for the types of coal that we use declined from the highs observed earlier in 2008. However, the average market price for power also declined during the same period.

We enter into contracts of varying terms to secure appropriate quantities of fuel that meet the varying specifications of our generating facilities. For our coal-fired generating facilities, we purchase coal from a variety of suppliers under contracts with terms of varying lengths, some of which extend to 2013.

Our asset management, proprietary trading and fuel oil management activities may increase the volatility of our quarterly and annual financial results (Mirant Americas Generation and Mirant North America).

We engage in asset management activities to hedge economically our exposure to market risk with respect to: (1) electricity sales from our generating facilities; (2) fuel used by those facilities; and (3) emissions allowances. We generally attempt to balance our fixed-price purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations through the use of financial and physical derivative financial instruments. We also use derivative financial instruments with respect to our limited proprietary trading and fuel oil management activities, through which we attempt to achieve incremental returns by transacting where we have specific market expertise. Derivatives from our asset management, proprietary trading and fuel oil management activities are recorded on our balance sheet at fair value pursuant to SFAS 133. None of our derivatives recorded at fair value are designated as hedges under SFAS 133 and changes in their fair values are therefore recognized currently in earnings as unrealized gains or losses. As a result, our financial results—including gross margin, operating income and balance sheet ratios— will, at times, be volatile and subject to fluctuations in value primarily because of changes in forward electricity and fuel prices. For a more detailed discussion of the accounting treatment of our asset management, proprietary trading and fuel oil management activities, see Note 3 to our consolidated financial statements contained elsewhere in this report.

Operation of our generating facilities involves risks that may have a material adverse effect on our cash flows and results of operations.

The operation of our generating facilities involves various operating risks, including, but not limited to:

—	the output and efficiency levels at which those generating facilities perform;

—	interruptions in fuel supply and quality of available fuel;

—	disruptions in the delivery of electricity;

—	adverse zoning;

—	breakdowns or equipment failures (whether a result of age or otherwise);

—	restrictions on emissions;

—	violations of our permit requirements or changes in the terms of or revocation of permits;

—	releases of pollutants and hazardous substances to air, soil, surface water or groundwater;

—	ability to transport and dispose of coal ash at reasonable prices;

—	shortages of equipment or spare parts;

—	labor disputes;

—	operator errors;

—	curtailment of operations because of transmission constraints;

—	failures in the electricity transmission system which may cause large energy blackouts;

—	implementation of unproven technologies in connection with environmental improvements; and

—	catastrophic events such as fires, explosions, floods, earthquakes, hurricanes or other similar occurrences.

If our facilities experience unplanned outages, we may be required to procure replacement power in the open market to satisfy contractual commitments. If we should lack adequate liquidity to post margin and collateral requirements, we may be exposed to significant losses and may miss significant opportunities, and we may have increased exposure to the volatility of spot markets.

A decrease in, or the elimination of, the revenues generated by our facilities or an increase in the costs of operating such facilities could materially affect our cash flows and results of operations, including cash flows available to us to make payments on our debt or our other obligations.

Our operating results are subject to quarterly and seasonal fluctuations.

Our operating results have fluctuated in the past and are likely to continue to do so in the future as a result of a number of factors, including seasonal variations in demand and fuel prices.

We compete to sell energy, capacity and ancillary services in the wholesale power markets against some competitors that enjoy competitive advantages, including the ability to recover fixed costs through rate-base mechanisms and a lower cost of capital.

Regulated utilities in the wholesale markets generally enjoy a lower cost of capital than we do and often are able to recover fixed costs through regulated retail rates, including, in many cases, the costs of generation, allowing them to build, buy and upgrade generating facilities without relying exclusively on market clearing prices to recover their investments. The competitive advantages of such participants could adversely affect our ability to compete effectively and could have an adverse impact on the revenues generated by our facilities.

Our business and activities are subject to extensive environmental requirements and could be adversely affected by such requirements, including future changes to them.

Our business is subject to extensive environmental regulations promulgated by federal, state and local authorities, which, among other things, restrict the discharge of pollutants into the air, water and soil, and also govern the use of water from adjacent waterways. Such laws and regulations frequently require us to obtain permits and remain in continuous compliance with the conditions established by those permits. To comply with these legal requirements and the terms of our permits, we must spend significant sums on environmental monitoring, pollution control equipment and emissions allowances. If we were to fail to comply with these requirements, we could be subject to civil or criminal liability, injunctive relief and the imposition of liens or fines. We may be required to shut down facilities (including ash sites) if we are unable to comply with the requirements, or if we determine the expenditures required to comply are uneconomic.

From time to time, we may not be able to obtain necessary environmental regulatory approvals. Such approvals could be delayed or subject to onerous conditions. If there is a delay in obtaining environmental regulatory approval or if onerous conditions are imposed, the operation of our generating facilities or ash sites or the sale of electricity to third parties could be prevented or become subject to additional costs. Such delays or onerous conditions could have a material adverse effect on our financial performance and condition. In addition, environmental laws, particularly with respect to air emissions, wastewater discharge and cooling water systems, are generally becoming more stringent, which may require us to make additional facility upgrades or restrict our operations.

Increased public concern and growing political pressure related to global warming have resulted in significant increases in the regulation of greenhouse gases, including CO2 at the state level. Future local, state and federal regulation of greenhouse gases is likely to create substantial environmental costs for us in the form of taxes or purchases of emissions allowances. Many of the states where we own generating facilities, including California, Maryland, Massachusetts and New York, have recently committed, or expressed an intent to commit, to mandatory reductions in statewide CO2 emissions through a regional cap-and-trade program. Maryland, Massachusetts and New York have already joined the RGGI, which required all allowances to be purchased initially through an auction process, the first of which took place in September 2008. Auctions, such as those mandated by the RGGI, may decrease the amount of available allowances and substantially increase emissions allowance prices. Because our generating facilities emit CO2, these regulations and similar future laws may significantly increase our operating costs.

Certain environmental laws, including CERCLA and comparable state laws, impose strict and, in many circumstances, joint and several liability for costs of remediating contamination in soil, groundwater and elsewhere. Some of our facilities have areas with known soil and/or groundwater contamination. Releases of hazardous substances at our generating facilities, or at locations where we dispose of (or in the past disposed of) hazardous substances and other waste, could require us to spend significant sums to remediate contamination, regardless of whether we caused such contamination. The discovery of significant contamination at our generating facilities, at disposal sites we currently use or have used, or at other locations for which we may be liable, or the failure or inability of parties contractually responsible to us for contamination to respond when claims or obligations regarding such contamination arise, could have a material adverse effect on our financial performance and condition.

Major environmental construction projects planned by 2010 at our Mid-Atlantic coal facilities may not meet their anticipated schedule, which would restrict these units from running at their maximum economic levels. If the operating constraints were sufficiently severe, Mirant Mid-Atlantic may not have sufficient cash flow to permit it to make distributions or, if more severe, to meet its obligations.

Under the Maryland Healthy Air Act, we are required to reduce annual emissions below certain levels by January 2010. The levels established do not allow for the use of emissions allowances to meet the mandated levels. To meet these requirements, we are installing pollution control equipment on all of our Maryland coal-fired units. We may not have completed installation of or be able to operate this pollution control equipment by January 2010 because of a number of factors, including:

—	adverse weather conditions;

—	unanticipated cost increases;

—	engineering problems;

—	construction problems;

—	failure or delays in obtaining necessary permits and approvals;

—	shortages of equipment, materials or skilled labor;

—	unscheduled delays in delivery of materials and equipment; and

—	work stoppages.

Any of these factors may significantly increase the estimated costs of our environmental construction projects or result in a loss of cash flows from operations because of reduced unit operations.

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

Our consolidated indebtedness and our obligations under the Mirant Mid-Atlantic leveraged leases could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting or refinancing our obligations.

As of December 31, 2008, Mirant Americas Generation’s consolidated indebtedness was $2.675 billion, Mirant North America’s consolidated indebtedness was $1.293 billion and Mirant Mid-Atlantic’s consolidated debt was $28 million. In addition, the present value of lease payments under the Mirant Mid-Atlantic leveraged leases is approximately $1.0 billion (assuming a 10% discount rate) and the termination value of the Mirant Mid-Atlantic leveraged leases is $1.4 billion. Our leverage and obligations under the leveraged leases could have important consequences, including the following: (1) it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes; (2) a substantial portion of our cash flows from operations must be dedicated to the payment of rent and principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and future business opportunities; (3) the debt service requirements of our indebtedness could make it more difficult for us to satisfy or refinance our financial obligations; (4) certain of our borrowings, including borrowings under Mirant North America’s senior secured credit facilities are at variable rates of interest, exposing Mirant Americas Generation and Mirant North America to the risk of increased interest rates; (5) it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared with our competitors that have less debt and are not burdened by such obligations and restrictions; and (6) we may be more vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out capital expenditures that are important to our long-term growth or necessary to comply with environmental regulations.

Mirant Americas Generation and Mirant North America are holding companies and we may not have access to sufficient cash to meet our obligations if our subsidiaries, in particular, Mirant Mid-Atlantic, are unable to make distributions.

Mirant Americas Generation and Mirant North America are holding companies and, as a result, are dependent upon dividends, distributions and other payments from our operating subsidiaries to generate the funds necessary to meet our obligations. The ability of certain of our subsidiaries to pay dividends and distributions is restricted under the terms of their debt or other agreements. In particular, a significant portion of cash from our operations is generated by the power generating facilities of Mirant Mid-Atlantic. Under the Mirant Mid-Atlantic leveraged leases, Mirant Mid-Atlantic is subject to a covenant that restricts its right to make distributions to its immediate parent, Mirant North America. In turn, Mirant North America is subject to covenants that restrict its ability to make distributions to Mirant Americas Generation. The ability of Mirant North America and Mirant Mid-Atlantic to satisfy the criteria set forth in their respective debt covenants in the future could be impaired by factors which negatively affect their financial performance, including interruptions in operation or curtailment of operations to comply with environmental restrictions, significant capital and other expenditures and adverse conditions in the power and fuel markets. Further, the Mirant North America senior notes and senior secured credit facilities include financial covenants that will exclude from the calculation the financial results of any subsidiary that is unable to make distributions or dividends at the time of such calculation. Thus, the inability of Mirant Mid-Atlantic to make distributions to Mirant North America under the leveraged lease transaction would have a material adverse effect on the calculation of the financial covenants under the senior notes and senior secured credit facilities of Mirant North America, including the leverage and interest coverage maintenance covenants under its senior credit facility.

The obligations of Mirant Americas Generation and Mirant North America, including our respective indebtedness, are effectively subordinated to the obligations or indebtedness of our respective subsidiaries, including the Mirant Mid-Atlantic leveraged leases. See Item 7. “Management’s Discussion and Analysis – Liquidity and Capital Resources” for a discussion of restrictions on the ability of Mirant North America to make distributions to Mirant Americas Generation.

We may be unable to generate sufficient liquidity to service our debt and to post required amounts of cash collateral necessary to hedge market risk effectively (Mirant Americas Generation and Mirant North America).

Our ability to pay principal and interest on our debt depends on our future operating performance. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our debt, we may have to reduce or delay capital expenditures, sell assets, seek additional capital, restructure or refinance. There can be no assurance that the terms of our debt will allow these alternative measures, that the financial markets will be available to us on acceptable terms or that such measures would satisfy our scheduled debt service obligations.

We seek to manage the risks associated with the volatility in the price at which we sell power produced by our generating facilities and in the prices of fuel, emissions allowances and other inputs required to produce such power by entering into hedging transactions. These asset management activities may require us to post collateral either in the form of cash or letters of credit. As of December 31, 2008, we had approximately $110 million of posted cash collateral and $294 million of letters of credit outstanding primarily to support our asset management activities, debt service and rent reserve requirements and other commercial arrangements. See Note 9 to our consolidated financial statements contained elsewhere in this report for further information on our posted cash collateral and letters of credit. While we seek to structure transactions in a way that reduces our potential liquidity needs for collateral, we may be unable to execute our hedging strategy successfully if we are unable to post the amount of collateral required to enter into and support hedging contracts.

We are an active participant in energy exchange and clearing markets. These markets require a per contract initial margin to be posted, regardless of the credit quality of the participant. The initial margins are determined by the exchanges through the use of proprietary models that rely on a variety of inputs and factors, including market conditions. We have limited notice of any changes to the margin rates. Consequently, we are exposed to changes in the per unit margin rates required by the exchanges and could be required to post additional collateral on short notice.

Our business is subject to complex government regulations. Changes in these regulations, or their administration, by legislatures, state and federal regulatory agencies, or other bodies may affect the costs of operating our facilities or our ability to operate our facilities. Such costs, in turn, may negatively affect our results of operations and financial condition.

We are subject to regulation by the FERC regarding the terms and conditions of wholesale service and rates, as well as by state agencies regarding physical aspects of our generating facilities. The majority of our generation is sold at market prices under market-based rate authority granted by the FERC. If certain conditions are not met, the FERC has the authority to withhold or rescind market-based rate authority and require sales to be made based on cost-of-service rates. A loss of our market-based rate authority could have a materially negative impact on our generating business.

Even where market-based rate authority has been granted, the FERC may impose various forms of market mitigation measures, including price caps and operating restrictions, where it determines that potential market power might exist and that the public interest requires such potential market power to be mitigated. In addition to direct regulation by the FERC, most of our facilities are subject to rules and terms of participation imposed and administered by various ISOs and RTOs. Although these entities are themselves ultimately regulated by the FERC, they can impose rules, restrictions and terms of service that are quasi-regulatory in nature and can have a material adverse impact on our business. For example, ISOs and RTOs may impose bidding and scheduling rules, both to curb the potential exercise of market power and to ensure market functions. Such actions may materially affect our ability to sell and the price we receive for our energy, capacity and ancillary services.

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

We cannot predict whether the federal or state legislatures will adopt legislation relating to the restructuring of the energy industry. There are proposals in many jurisdictions that would either roll back or advance the movement toward competitive markets for the supply of electricity, at both the wholesale and retail levels. In addition, any future legislation favoring large, vertically integrated utilities and a concentration of ownership of such utilities could affect our ability to compete successfully, and our business and results of operations could be adversely affected. We cannot provide assurance that the introductions of new laws, or other future regulatory developments, will not have a material adverse impact on our business, operations or financial condition.

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

Terrorist attacks, future wars or risk of war may adversely affect our results of operations, our ability to raise capital or our future growth.

As power generators, we face heightened risk of an act of terrorism, either a direct act against one of our generating facilities or an inability to operate as a result of systemic damage resulting from an act against the transmission and distribution infrastructure that is used to transport our power. If such an attack were to occur, our business, results of operations and financial condition could be materially adversely affected. In addition, such an attack could affect our ability to service our indebtedness, our ability to raise capital and our future growth opportunities.

Our operations are subject to hazards customary to the power generating industry. We may not have adequate insurance to cover all of these hazards.

Our operations are subject to many hazards associated with the power generating industry, which may expose us to significant liabilities for which we may not have adequate insurance coverage. Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks, such as earthquake, flood, storm surge, lightning, hurricane and wind, hazards, such as fire, explosion, collapse and machinery failure, are inherent risks in our operations. These hazards can cause significant injury to personnel or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in our being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury and fines and/or penalties. We maintain an amount of insurance protection that we consider adequate, but we cannot assure that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. A successful claim for which we are not fully insured could have a material adverse effect on our financial results and our financial condition.

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

Item 1B.	Unresolved Staff Comments (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

None.

Item 2.	Properties (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The properties below were owned or leased as of December 31, 2008. Our leasehold or ownership interest is 100% for each property.

Generating Facilities	Location	Dispatch Type	Primary Fuel	Total MW (1)	2008 Net Capacity Factor
Mid-Atlantic Region:
Chalk Point	Maryland	Intermediate/ Baseload/Peaking	Natural Gas/Coal/Oil	2,413	21%
Dickerson	Maryland	Baseload/Peaking	Natural Gas/Coal/Oil	849	37%
Morgantown	Maryland	Baseload/Peaking	Coal/Oil	1,486	53%
Potomac River	Virginia	Intermediate/Baseload	Coal	482	19%

Total Mid-Atlantic				5,230	33%

Northeast Region:
Canal	Massachusetts	Intermediate	Natural Gas/Oil	1,126	17%
Kendall	Massachusetts	Baseload/Peaking	Natural Gas/Oil	256	39%
Martha’s Vineyard	Massachusetts	Peaking	Diesel	14	3%
Bowline	New York	Intermediate/Peaking	Natural Gas/Oil	1,139	2%

Total Northeast				2,535	13%

California:
Contra Costa	California	Intermediate	Natural Gas	674	3%
Pittsburg	California	Intermediate	Natural Gas	1,311	2%
Potrero	California	Intermediate/Peaking	Natural Gas/Diesel	362	17%

Total California				2,347	4%

Total Mirant Americas Generation and Mirant North America				10,112	21%

(1)	Total MW amounts reflect nominal net summer capacity for 2008.

We also own an oil pipeline, which is approximately 51.5 miles long and serves the Chalk Point and Morgantown generating facilities.

Item 3.	Legal Proceedings (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

See Note 13 to our consolidated financial statements contained elsewhere in this report for discussion of the material legal proceedings to which we are a party.

Item 4.	Submission of Matters to a Vote of Security Holders (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic are indirect wholly-owned subsidiaries of Mirant. Our membership interests are not publicly traded. All of Mirant Americas Generation’s membership interests are held by its parent, Mirant Americas. For the years ended December 31, 2008 and 2007, Mirant Americas Generation made cash distributions to Mirant Americas of $297 million and $534 million, respectively. All of Mirant North America’s membership interests are held by its parent, Mirant Americas Generation. For the years ended December 31, 2008 and 2007, Mirant North America made cash distributions to Mirant Americas Generation of $414 million and $695 million, respectively. In addition, in 2006, Mirant North America settled $1.773 billion of Mirant Americas Generation’s obligations pursuant to the Plan. All of Mirant Mid-Atlantic’s membership interests are held by its parent, Mirant North America. For the years ended December 31, 2008 and 2007, Mirant Mid-Atlantic made cash distributions to Mirant North America of $325 million and $334 million, respectively. We have no equity compensation plans under which we issue our membership interests.

Item 6.	Selected Financial Data (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto, which are included elsewhere in this Form 10-K. The following tables present our selected consolidated financial information, which is derived from our consolidated financial statements.

Mirant Americas Generation

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in millions)
Statements of Operations Data:
Operating revenues	$3,188	$2,041	$3,257	$2,941	$3,449
Income (loss) from continuing operations	1,198	(68)	1,197	(755)	113
Income (loss) from discontinued operations	—	8	3	(9)	(7)
Net income (loss)	$1,198	$(60)	$1,200	$(779)	$106

Our Statement of Operations Data for each year reflects the volatility caused by unrealized gains and losses related to derivative financial instruments used to hedge electricity and fuel economically. Changes in the fair value and settlements of derivative financial instruments used to hedge electricity economically are reflected in operating revenue and changes in the fair value and settlements of derivative financial instruments used to hedge fuel economically are reflected in cost of fuel, electricity and other products in the accompanying consolidated statements of operations. Changes in the fair value and settlements of derivative financial instruments for proprietary trading and fuel oil management activities are recorded on a net basis as operating revenue in the accompanying consolidated statements of operations. See Note 3 to our consolidated financial statements contained elsewhere in this report for additional information.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in millions)
Unrealized gains (losses) included in operating revenues	$840	$(652)	$711	$(94)	$171
Unrealized losses (gains) included in cost of fuel, electricity and other products	54	(28)	102	(71)	1

Total	$786	$(624)	$609	$(23)	$170

Our Statement of Operations Data for the year ended December 31, 2005, reflects the effects of accounting for the Plan confirmed on December 9, 2005. During our bankruptcy proceedings, our consolidated financial statements were prepared in accordance with SOP 90-7. Our Statement of Operations Data for the year ended December 31, 2004, does not include interest expense on debt that was subject to compromise subsequent to the Petition Date.

The consolidated Balance Sheet Data for years 2006, 2005 and 2004, segregates pre-petition liabilities subject to compromise from those liabilities that were not subject to compromise.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in millions)
Balance Sheet Data:
Total assets	$8,552	$5,936	$7,177	$8,324	$6,815
Total long-term debt	2,675	3,093	3,272	2,582	38
Liabilities subject to compromise	—	—	34	34	5,364
Equity (deficit)	$2,384	$1,169	$1,644	$703	$(326)

Our debt that was reinstated in 2005 is included in liabilities subject to compromise for 2004. In 2005, we recorded the effects of the Plan. As a result, liabilities subject to compromise at December 31, 2005 and 2006, only reflect the liabilities of our New York entities that remained in bankruptcy at that time. Total assets for all periods reflect our election in 2008 to discontinue the net presentation of assets subject to master netting agreements upon adoption of FSP FIN 39-1.

Mirant North America

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in millions)
Statements of Operations Data:
Operating revenues	$3,188	$2,041	$3,257	$2,941	$3,449
Income (loss) from continuing operations	1,337	82	1,345	(755)	113
Income (loss) from discontinued operations	—	8	3	(9)	(7)
Net income (loss)	$1,337	$90	$1,348	$(779)	$106

Our Statement of Operations Data for each year reflects the volatility caused by unrealized gains and losses related to derivative financial instruments used to hedge electricity and fuel economically. Changes in the fair value and settlements of derivative financial instruments used to hedge electricity economically are reflected in operating revenue and changes in the fair value and settlements of derivative financial instruments used to hedge fuel economically are reflected in cost of fuel, electricity and other products in the accompanying consolidated statements of operations. Changes in the fair value and settlements of derivative financial instruments for proprietary trading and fuel oil management activities are recorded on a net basis as operating revenue in the accompanying consolidated statements of operations. See Note 3 to our consolidated financial statements contained elsewhere in this report for additional information.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in millions)
Unrealized gains (losses) included in operating revenues	$840	$(652)	$711	$(94)	$171
Unrealized losses (gains) included in cost of fuel, electricity and other products	54	(28)	102	(71)	1

Total	$786	$(624)	$609	$(23)	$170

Our Statement of Operations Data for the year ended December 31, 2005, reflects the effects of accounting for the Plan confirmed on December 9, 2005. During our bankruptcy proceedings, our consolidated financial statements were prepared in accordance with SOP 90-7. Our Statement of Operations Data for the year ended December 31, 2004, does not include interest expense on debt that was subject to compromise subsequent to the Petition Date.

The consolidated Balance Sheet Data for years 2006, 2005 and 2004, segregates pre-petition liabilities subject to compromise from those liabilities that were not subject to compromise.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in millions)
Balance Sheet Data:
Total assets	$8,645	$6,023	$7,292	$8,512	$6,815
Total long-term debt	1,293	1,435	1,576	886	38
Liabilities subject to compromise	—	—	58	58	5,364
Equity (deficit)	$3,883	$2,928	$3,464	$4,293	$(326)

In 2005, we recorded the effects of the Plan. As a result, liabilities subject to compromise at December 31, 2005 and 2006, only reflect the liabilities of our New York entities that remained in bankruptcy at that time. Total assets for all periods reflect our election in 2008 to discontinue the net presentation of assets subject to master netting agreements upon adoption of FSP FIN 39-1.

Mirant Mid-Atlantic

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in millions)
Statements of Operations Data:
Operating revenues	$2,279	$1,133	$1,901	$1,197	$1,022
Net income	$1,217	$169	$922	$7	$106

Our Statement of Operations Data for each year reflects the volatility caused by unrealized gains and losses related to derivative financial instruments used to hedge electricity and fuel economically. Changes in the fair value and settlements of derivative financial instruments used to hedge electricity economically are reflected in operating revenue and changes in the fair value and settlements of derivative financial instruments used to hedge fuel economically are reflected in cost of fuel, electricity and other products in the accompanying consolidated statements of operations. See Note 3 to our consolidated financial statements contained elsewhere in this report for additional information.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in millions)
Unrealized gains (losses) included in operating revenues	$685	$(474)	$519	$(148)	$(58)
Unrealized losses (gains) included in cost of fuel, electricity and other products	9	5	35	(51)	17

Total	$676	$(479)	$484	$(97)	$(75)

Our Statement of Operations Data for the year ended December 31, 2005, reflects the effects of accounting for the Plan confirmed on December 9, 2005. During our bankruptcy proceedings, our consolidated financial statements were prepared in accordance with SOP 90-7. Our Statement of Operations Data for the year ended

December 31, 2004, does not include interest expense on debt that was subject to compromise subsequent to the Petition Date.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in millions)
Balance Sheet Data:
Total assets	$5,620	$4,008	$3,947	$3,838	$3,254
Total long-term debt	28	30	34	36	39
Equity	$4,583	$3,407	$3,292	$3,062	$2,956

Total assets for all periods reflect our election in 2008 to discontinue the net presentation of assets subject to master netting agreements upon adoption of FSP FIN 39-1.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

A.    Mirant Americas Generation

This section is intended to provide the reader with information that will assist in understanding Mirant Americas Generation’s financial statements, the changes in those financial statements from year to year and the primary factors contributing to those changes. The following discussion should be read in conjunction with Mirant Americas Generation’s consolidated financial statements and the notes accompanying those financial statements.

Overview

Mirant Americas Generation, an indirect wholly-owned subsidiary of Mirant, is a competitive energy company that produces and sells electricity in the United States. Mirant Americas Generation owns or leases 10,112 MW of net electric generating capacity in the Mid-Atlantic and Northeast regions and in California. Mirant Americas Generation also operates an integrated asset management and energy marketing organization based in Atlanta, Georgia.

Hedging Activities

We hedge economically a substantial portion of our Mid-Atlantic coal-fired baseload generation and certain of our Northeast gas and oil-fired generation through OTC transactions. However, we generally do not hedge our intermediate and peaking units for tenors greater than 12 months. A significant portion of our hedges are financial swap transactions between Mirant Mid-Atlantic and financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. At February 10, 2009, our aggregate hedge levels based on expected generation for each period were as follows:

	Aggregate Hedge Levels Based on Expected Generation
	2009	2010	2011	2012	2013
Power	96%	62%	22%	24%	24%
Fuel	90%	64%	53%	29%	6%

Capital Expenditures and Capital Resources

Including amounts already spent to date, we expect to incur total capital expenditures of $1.674 billion to comply with the limitations on SO2, NOx and mercury emissions under the Maryland Healthy Air Act. As of December 31, 2008, we have paid approximately $997 million for capital expenditures related to the Maryland Healthy Air Act. For the year ended December 31, 2008, we paid $672 million for capital expenditures, excluding capitalized interest, of which $497 million related to the Maryland Healthy Air Act. The following table details the expected timing of payments for our estimated capital expenditures, excluding capitalized interest, for 2009 and 2010 (in millions):

	2009	2010
Maryland Healthy Air Act	$490	$187
Other environmental	33	33
Maintenance	162	132
Construction	55	55
Other	4	6

Total	$744	$413

We expect that available cash, proceeds from redemption of preferred shares in Mirant Americas and future cash flows from operations will be sufficient to fund these capital expenditures.

Consolidated Financial Performance

We reported net income of $1.198 billion for the year ended December 31, 2008, a net loss of $60 million for the year ended December 31, 2007, and net income of $1.2 billion for the year ended December 31, 2006. The change in net income (loss) is detailed as follows (in millions):

	Years Ended December 31,
	2008	2007	Increase/ (Decrease)	2007	2006	Increase/ (Decrease)
Realized gross margin	$1,343	$1,626	$(283)	$1,626	$1,340	$286
Unrealized gross margin	786	(624)	1,410	(624)	609	(1,233)

Total gross margin	2,129	1,002	1,127	1,002	1,949	(947)

Operating Expenses:
Operations and maintenance
Nonaffiliate	372	353	19	353	260	93
Affiliate	285	276	9	276	274	2
Depreciation and amortization	136	120	16	120	122	(2)
Impairment losses	—	175	(175)	175	119	56
Gain on sales of assets, net	(38)	(39)	1	(39)	(9)	(30)

Total operating expenses	755	885	(130)	885	766	119

Operating income	1,374	117	1,257	117	1,183	(1,066)

Total other expense (income), net
Nonaffiliate	176	186	(10)	186	220	(34)
Affiliate	—	1	(1)	1	(1)	2
Gain on sales of investments	—	—	—	—	(74)	74

Income (loss) from continuing operations before reorganization items, net and income taxes	1,198	(70)	1,268	(70)	1,038	(1,108)
Reorganization items, net	—	(2)	2	(2)	(164)	162
Provision for income taxes	—	—	—	—	5	(5)

Income (loss) from continuing operations	1,198	(68)	1,266	(68)	1,197	(1,265)
Income from discontinued operations	—	8	(8)	8	3	5

Net income (loss)	$1,198	$(60)	$1,258	$(60)	$1,200	$(1,260)

The following discussion includes non-GAAP financial measures because we present our consolidated financial performance in terms of gross margin. Gross margin is our operating revenue less cost of fuel, electricity and other products, and excludes depreciation and amortization. We present gross margin, excluding depreciation and amortization, and realized gross margin separately from unrealized gross margin in order to be consistent with how we manage our business. Therefore, it may not be possible to compare our non-GAAP financial measures with those of other companies which also present similar non-GAAP financial measures. We encourage our investors to review our consolidated financial statements and other publicly filed reports in their entirety and not to rely on a single financial measure.

Commodity Prices

The prices for power, natural gas and fuel oil were extremely volatile during 2008. For the year ended December 31, 2008, we recognized unrealized gains of $786 million. We are generally economically neutral for that portion of the portfolio that we have hedged because our realized gross margin will reflect the contractual prices of our power and fuel contracts.

Our coal supply comes primarily from the Central Appalachian and Northern Appalachian coal regions. The average market price for the types of coal that we use was approximately 107% higher in the year ended December 31, 2008, than in the same period in 2007. Global demand for coal to generate electricity was a significant factor influencing domestic prices for the types of coal that we use. Coal prices in other regions did not increase as dramatically; however, switching the types of coal that we use would require significant capital expenditures and increases in transportation costs. As a result of the increases in market prices, the energy gross margin earned from our baseload coal units was negatively affected by contracting “dark spreads,” the difference between the price received for electricity generated compared to the market price of the coal required to produce the electricity. In the fourth quarter of 2008 and in early 2009, the average market price for the types of coal that we use declined from the highs observed earlier in 2008. However, the average market price for power also declined during the same period. We enter into contracts of varying terms to secure appropriate quantities of fuel that meet the varying specifications of our generating facilities. For our coal-fired generating facilities, we purchase coal from a variety of suppliers under contracts with terms of varying lengths, some of which extend to 2013. Most of our coal contracts are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in derivative contract assets and liabilities in the accompanying consolidated balance sheets. As of December 31, 2008, the net fair value of these long-term coal agreements was approximately $38 million.

Results of Operations

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

In the tables below, the Mid-Atlantic region includes our Chalk Point, Dickerson, Morgantown and Potomac River facilities. The Northeast region includes our Bowline, Canal, Kendall, Lovett (shutdown on April 19, 2008) and Martha’s Vineyard facilities. The California region includes our Contra Costa, Pittsburg and Potrero facilities. Other Operations includes proprietary trading and fuel oil management activities, unallocated corporate overhead, interest on debt at Mirant Americas Generation and Mirant North America and interest on our invested cash balances.

Operating Statistics

The following table summarizes Net Capacity Factor by region for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	Decrease	2007	2006	Increase/ (Decrease)
Mid-Atlantic	33%	37%	(4)%	37%	36%	1%
Northeast	13%	22%	(9)%	22%	18%	4%
California	4%	4%	—%	4%	6%	(2)%
Total	21%	25%	(4)%	25%	24%	1%

The following table summarizes power generation volumes by region for the years ended December 31, 2008, 2007 and 2006 (in gigawatt hours):

	Years Ended December 31,
			Increase/ (Decrease)	Increase/ (Decrease) %			Increase/ (Decrease)	Increase/ (Decrease) %
	2008	2007			2007	2006
Mid-Atlantic:
Baseload	14,350	15,390	(1,040)	(7)%	15,390	15,662	(272)	(2)%
Intermediate	489	1,105	(616)	(56)%	1,105	736	369	50%
Peaking	160	337	(177)	(53)%	337	210	127	60%

Total Mid-Atlantic	14,999	16,832	(1,833)	(11)%	16,832	16,608	224	1%

Northeast:
Baseload	1,131	2,691	(1,560)	(58)%	2,691	2,757	(66)	(2)%
Intermediate	1,919	2,814	(895)	(32)%	2,814	1,896	918	48%
Peaking	5	5	—	—%	5	15	(10)	(67)%

Total Northeast	3,055	5,510	(2,455)	(45)%	5,510	4,668	842	18%

California:
Intermediate	868	804	64	8%	804	1,102	(298)	(27)%
Peaking	21	18	3	17%	18	34	(16)	(47)%

Total California	889	822	67	8%	822	1,136	(314)	(28)%

Total Mirant Americas Generation	18,943	23,164	(4,221)	(18)%	23,164	22,412	752	3%

The decrease in power generation volumes for the year ended December 31, 2008, as compared to the year ended December 31, 2007, is primarily the result of the following:

—

a decrease in Mid-Atlantic as a result of contracting dark spreads, lower demand and second quarter 2008 planned outages to allow for the installation of emissions control equipment as part of our compliance with the Maryland Healthy Air Act.

—

a decrease in Northeast as a result of higher fuel prices at times making it uneconomic for certain units to generate, the shutdown of units 3 and 4 of the Lovett generating facility in April 2007 and the shutdown of unit 5 of the Lovett generating facility in April 2008.

The increase in power generation volumes for the year ended December 31, 2007, as compared to the year ended December 31, 2006, is primarily the result of the following:

—

an increase in Mid-Atlantic intermediate and peaking generation volumes as a result of favorable spreads between the cost of oil used to generate one MWh of electricity and the market value of the electricity generated (“oil conversion spreads”) in 2007 as compared to 2006.

—	an increase in Northeast intermediate generation as a result of increased demand in 2007.

Through the end of 2006, the majority of our California units were subject to RMR arrangements with the CAISO. Since that time, all of our natural gas-fired units in service at Contra Costa and Pittsburg operate under tolling agreements with PG&E for 100% of the capacity from these units. All of the Potrero units continue to be subject to RMR arrangements. Therefore, changes in power generation volumes from those facilities, which can be caused by weather, planned outages, or other factors, do not generally affect our gross margin.

2008 versus 2007

Gross Margin Overview

The following table details realized and unrealized gross margin by operating segments (in millions):

	Years Ended December 31,
	2008			2007
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$1,038	$676	$1,714	$1,084	$(479)	$605
Northeast	189	(10)	179	280	(43)	237
California	127	—	127	135	—	135
Other Operations	(17)	120	103	109	(102)	7
Eliminations	6	—	6	18	—	18

Total	$1,343	$786	$2,129	$1,626	$(624)	$1,002

Gross margin for the years ended December 31, 2008 and 2007, is further detailed as follows (in millions):

	Year Ended December 31, 2008
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$517	$73	$4	$(17)	$6	$583
Contracted and capacity	340	90	123	—	—	553
Realized value of hedges	181	26	—	—	—	207

Total realized gross margin	1,038	189	127	(17)	6	1,343
Unrealized gross margin	676	(10)	—	120	—	786

Total gross margin	$1,714	$179	$127	$103	$6	$2,129

	Year Ended December 31, 2007
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$686	$128	$3	$109	$18	$944
Contracted and capacity	196	87	132	—	—	415
Realized value of hedges	202	65	—	—	—	267

Total realized gross margin	1,084	280	135	109	18	1,626
Unrealized gross margin	(479)	(43)	—	(102)	—	(624)

Total gross margin	$605	$237	$135	$7	$18	$1,002

Energy represents gross margin from the generation of electricity, fuel sales and purchases at market prices, fuel handling, steam sales and our proprietary trading and fuel oil management activities.

Contracted and capacity represents gross margin received from capacity sold in ISO and RTO administered capacity markets, through RMR contracts, through tolling agreements, and from ancillary services.

Realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts and the difference between market prices and contract costs for our coal supply contracts. Power hedging contracts include sales of both power and natural gas used to hedge power prices as well as hedges to capture the incremental value related to the geographic location of our physical assets.

Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts that are recorded as derivative contract assets and liabilities on our consolidated balance sheets, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.

Our gross margin for the year ended December 31, 2008, was $2.129 billion as compared to $1.002 billion for the same period in 2007. The increase in gross margin, which includes net unrealized gains and losses from our hedging activities, was principally a result of the following:

An increase of $1.410 billion in unrealized gross margin was comprised of the following:

—

unrealized gains of $786 million in 2008, which include a $460 million net increase in the value of hedge contracts for future periods primarily related to changes in forward power and natural gas prices in 2008 and $326 million from the settlement of power and fuel contracts during the period for which net unrealized losses had been recorded in prior periods; and

—

unrealized losses of $624 million in 2007, which include $442 million from the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods and a $182 million net decrease in the value of hedge contracts for future periods primarily related to increases in forward power prices in 2007.

A decrease of $283 million in realized gross margin primarily attributable to:

—

a decrease in energy of $361 million as a result of an increase in fuel prices, lower generation volumes and a decrease in the contribution of proprietary trading and fuel oil management activities, partially offset by an increase in power prices and a decrease in the cost of emissions allowances;

—

a decrease of $60 million in realized value of hedges as a result of a decrease in the settlement value of power hedges, reduced by an increase in the amount by which market prices for coal exceeded the contract prices for the coal that we purchased under our long-term agreements; partially offset by

—	an increase in contracted and capacity of $138 million primarily resulting from a full year of PJM RPM capacity payments in 2008 in the Mid-Atlantic.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately 50% of our net generating capacity, includes four generating facilities with total net generating capacity of 5,230 MW.

The following tables summarize the results of operations of our Mid-Atlantic segment (in millions):

	Years Ended December 31,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$1,038	$1,084	$(46)
Unrealized gross margin	676	(479)	1,155

Total gross margin	1,714	605	1,109

Operating Expenses:
Operations and maintenance	412	360	52
Depreciation and amortization	92	81	11
Gain on sales of assets, net	(8)	—	(8)

Total operating expenses	496	441	55

Operating income	1,218	164	1,054
Total other expense (income), net	1	(5)	6

Income from continuing operations before reorganization items, net and income taxes	$1,217	$169	$1,048

Gross Margin

	Years Ended December 31,		Increase/ (Decrease)
	2008	2007
Energy	$517	$686	$(169)
Contracted and capacity	340	196	144
Realized value of hedges	181	202	(21)

Total realized gross margin	1,038	1,084	(46)
Unrealized gross margin	676	(479)	1,155

Total gross margin	$1,714	$605	$1,109

The decrease of $46 million in realized gross margin was principally a result of the following:

—

a decrease of $169 million in energy, primarily as a result of a substantial increase in the price of coal, partially offset by an increase in power prices and a decrease in the cost of emissions allowances. The decrease in energy also includes a $13 million lower of cost or market fuel oil inventory adjustment recognized in the fourth quarter of 2008. In addition, generation volumes decreased 11% as a result of contracting dark spreads, lower demand that resulted in less generation from our intermediate and peaking facilities and second quarter 2008 planned outages to allow for the installation of emissions control equipment as part of our compliance with the Maryland Healthy Air Act;

—

a decrease of $21 million in realized value of hedges primarily as a result of a decrease in the settlement value of power hedges. In 2008, the average market prices for power exceeded the settlement value of power contracts. In 2007, the settlement value of power contracts exceeded market prices. The decrease in power hedges was partially offset by an increase in the amount by which market prices for coal exceeded the contract prices for the coal that we purchased under our long-term agreements; partially offset by

—	an increase of $144 million in contracted and capacity primarily related to higher capacity revenues for 2008 as a result of the commencement of the PJM RPM capacity market in June 2007.

The increase of $1.155 billion in unrealized gross margin was comprised of the following:

—

unrealized gains of $676 million in 2008, which include a $399 million net increase in the value of hedge contracts for future periods primarily related to changes in forward power and natural gas prices in 2008 and an increase of $277 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods; and

—

unrealized losses of $479 million in 2007, which include $270 million from the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods and a $209 million net decrease in the value of hedge contracts for future periods primarily related to increases in forward power prices in 2007.

Operating Expenses

The increase of $55 million in operating expenses is primarily a result of the following:

—	an increase of $52 million in operations and maintenance expense, which includes:

—	an increase of $29 million related to the timing of our planned outages and an increase in labor and chemical costs related to our pollution control equipment; and

—	$23 million in increased allocated corporate overhead costs. With the completion of several dispositions by Mirant in the second and third quarters of 2007 and the shutdown of units 3 and 4 of the Lovett generating facility in the second quarter of 2007, Mirant Mid-Atlantic received a greater allocation of Mirant’s corporate overhead costs in the year ended December 31, 2008, than in the same period in 2007;

—

an increase of $11 million in depreciation and amortization expense related to pollution control equipment placed in service as part of our compliance with the Maryland Healthy Air Act; partially offset by

—	an increase of $8 million in gain on sales of assets, net primarily as a result of the sales of emissions allowances in 2008.

Northeast

Our Northeast segment is comprised of our three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW.

The following tables summarize the results of operations of our Northeast segment (in millions):

	Years Ended December 31,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$189	$280	$(91)
Unrealized gross margin	(10)	(43)	33

Total gross margin	179	237	(58)

Operating Expenses:
Operations and maintenance	167	179	(12)
Depreciation and amortization	19	25	(6)
Impairment losses	—	175	(175)
Gain on sales of assets, net	(30)	(49)	19

Total operating expenses	156	330	(174)

Operating income (loss)	23	(93)	116
Total other income, net	(1)	(7)	6

Income (loss) from continuing operations before reorganization items, net and income taxes	$24	$(86)	$110

Gross Margin

	Years Ended December 31,		Increase/ (Decrease)
	2008	2007
Energy	$73	$128	$(55)
Contracted and capacity	90	87	3
Realized value of hedges	26	65	(39)

Total realized gross margin	189	280	(91)
Unrealized gross margin	(10)	(43)	33

Total gross margin	$179	$237	$(58)

The decrease of $91 million in realized gross margin was principally a result of the following:

—	a decrease of $55 million in energy, primarily as a result of the shutdown of the Lovett facility, lower generation volumes and increased fuel costs, partially offset by higher power prices; and

—

a decrease of $39 million in realized value of hedges for our generation output, as a result of a decrease in the amount by which the settlement value of power contracts exceeded market prices and lower volumes hedged in 2008, partially offset by an increase in the settlement value of fuel contracts.

The increase of $33 million in unrealized gross margin was comprised of unrealized losses of $10 million in 2008 compared to $43 million in 2007. The unrealized losses were related to the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods and decreases in value associated with forward power and fuel contracts for future periods primarily as a result of increases in forward power prices.

Operating Expenses

The decrease of $174 million in operating expenses was principally the result of the following:

—

a decrease of $175 million as a result of the impairment loss on our Lovett facility recognized in the second quarter of 2007. See Note 5 to our consolidated financial statements contained elsewhere in this report for additional information related to this impairment;

—

a decrease of $12 million in operations and maintenance expense primarily related to the Lovett facility, which includes a decrease of $33 million in operating costs, partially offset by $17 million of shutdown costs at the Lovett facility incurred in 2008. See Note 5 to our consolidated financial statements contained elsewhere in this report for additional information related to the shutdown of the Lovett facility; and

—

a decrease of $19 million in gain on sales of assets. In 2008, subsidiaries in our Northeast segment recognized a gain of $30 million, of which $24 million related to emissions allowances sold to third parties. In 2007, subsidiaries in our Northeast segment recognized a gain of $49 million which includes a $14 million gain on the sale of certain ancillary equipment included in the sale of the six U.S. natural gas-fired facilities and a $33 million gain on the sales of emissions allowances, of which $11 million related to emissions allowances sold to Mirant Mid-Atlantic that are eliminated in our consolidated statement of operations.

California

Our California segment consists of the Contra Costa, Pittsburg and Potrero facilities with total net generating capacity of 2,347 MW.

The following tables summarize the results of operations of our California segment (in millions):

	Years Ended December 31,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$127	$135	$(8)
Unrealized gross margin	—	—	—

Total gross margin	127	135	(8)

Operating Expenses:
Operations and maintenance	68	74	(6)
Depreciation and amortization	23	13	10
Gain on sales of assets, net	(7)	(2)	(5)

Total operating expenses	84	85	(1)

Operating income	43	50	(7)
Total other expense (income), net	1	(5)	6

Income from continuing operations before reorganization items, net and income taxes	$42	$55	$(13)

Gross Margin

	Years Ended December 31,		Increase/ (Decrease)
	2008	2007
Energy	$4	$3	$1
Contracted and capacity	123	132	(9)

Total realized gross margin	127	135	(8)
Unrealized gross margin	—	—	—

Total gross margin	$127	$135	$(8)

The decrease of $9 million in contracted and capacity includes a $3 million lower of cost or market fuel oil inventory adjustment recognized in the fourth quarter of 2008 and extended outages at unit 3 of the Potrero generating facility in the first quarter of 2008.

Operating Expenses

The decrease in operating expenses was principally the result of lower maintenance expenses and an increase in gains on sales of assets, net primarily as a result of the sales of emissions allowances in 2008, partially offset by higher depreciation expense in 2008.

Other Operations

Other Operations includes proprietary trading and fuel oil management activities, unallocated corporate overhead, interest on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The following tables summarize the results of operations of our Other Operations segment (in millions):

	Years Ended December 31,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$(17)	$109	$(126)
Unrealized gross margin	120	(102)	222

Total gross margin	103	7	96

Operating Expenses:
Operations and maintenance	10	16	(6)
Depreciation and amortization	2	1	1
Loss (gain) on sales of assets, net	(1)	1	(2)

Total operating expenses	11	18	(7)

Operating income (loss)	92	(11)	103
Total other expense, net	175	204	(29)

Loss from continuing operations before reorganization items, net and income taxes	$(83)	$(215)	$132

Gross Margin

	Years Ended December 31,		Increase/ (Decrease)
	2008	2007
Energy	$(17)	$109	$(126)

Total realized gross margin	(17)	109	(126)
Unrealized gross margin	120	(102)	222

Total gross margin	$103	$7	$96

The decrease of $126 million in realized gross margin was comprised of a $83 million decrease from fuel oil management activities, a $37 million lower of cost or market fuel oil inventory adjustment recognized in the fourth quarter of 2008 and a $6 million decrease from proprietary trading activities. The significant decrease in the contribution from fuel oil management activities primarily relates to the timing of the settlement of contracts used to hedge the fair value of fuel oil inventory compared to the timing of the use or sale of the fuel oil.

The increase of $222 million in unrealized gross margin was comprised of the following:

—

unrealized gains of $120 million in 2008, which include a $65 million net increase in the value of contracts for future periods primarily related to changes in forward power prices in 2008 and an increase of $55 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods; and

—

unrealized losses of $102 million in 2007 related to proprietary trading and fuel oil management activities which include $115 million from the settlement of power and fuel contracts during the year for which unrealized gains had been recorded in prior periods and a $13 million net increase in value associated with contracts for future periods.

Operating Expenses

Operating expenses decreased $7 million primarily as a result of a decrease in operations and maintenance expense, primarily resulting from a reduction in overhead costs included in Other Operations in 2007 but allocated across our operating segments in 2008.

Other Expense, Net

Other expense, net decreased $29 million primarily as a result of the following:

—	a decrease of $71 million in interest expense related to lower debt outstanding and higher interest capitalized on construction projects in 2008; partially offset by

—	a decrease of $38 million in interest income primarily related to lower average cash balances and lower interest rates on invested cash.

Other Significant Consolidated Statements of Operations Comparison

Discontinued Operations

There were no discontinued operations in 2008. For the year ended December 31, 2007, income from discontinued operations was $8 million and included the results of operations of Mirant Zeeland, Mirant Texas and Mirant NY-Gen. See Note 10 to our consolidated financial statements contained elsewhere in this report for additional information related to the dispositions and discontinued operations.

2007 versus 2006

Gross Margin Overview

The following table details realized and unrealized gross margin by operating segment (in millions):

	Years Ended December 31,
	2007			2006
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$1,084	$(479)	$605	$834	$484	$1,318
Northeast	280	(43)	237	286	61	347
California	135	—	135	112	3	115
Other Operations	109	(102)	7	70	61	131
Eliminations	18	—	18	38	—	38

Total	$1,626	$(624)	$1,002	$1,340	$609	$1,949

Gross margin for the years ended December 31, 2007 and 2006, is further detailed as follows (in millions):

	Year Ended December 31, 2007
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$686	$128	$3	$109	$18	$944
Contracted and capacity	196	87	132	—	—	415
Realized value of hedges	202	65	—	—	—	267

Total realized gross margin	1,084	280	135	109	18	1,626
Unrealized gross margin	(479)	(43)	—	(102)	—	(624)

Total Gross Margin	$605	$237	$135	$7	$18	$1,002

	Year Ended December 31, 2006
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$532	$117	$14	$70	$38	$771
Contracted and capacity	39	44	101	—	—	184
Realized value of hedges	263	125	(3)	—	—	385

Total realized gross margin	834	286	112	70	38	1,340
Unrealized gross margin	484	61	3	61	—	609

Total Gross Margin	$1,318	$347	$115	$131	$38	$1,949

Energy represents gross margin from the generation of electricity, fuel sales and purchases at market prices, fuel handling, steam sales and our proprietary trading and fuel oil management activities.

Contracted and capacity represents gross margin received from capacity sold in ISO and RTO administered capacity markets, through RMR contracts, through tolling agreements and from ancillary services.

Realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts and the difference between market prices and contract costs for our coal supply contracts. Power hedging contracts include sales of both power and natural gas used to hedge power prices as well as hedges to capture the incremental value related to the geographic location of our physical assets.

Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts that are recorded as derivative contract assets and liabilities on our consolidated balance sheets, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.

Our gross margin for the year ended December 31, 2007, was $1.002 billion as compared to $1.949 billion for the same period in 2006. The decrease in gross margin, which includes net unrealized gains and losses from our hedging activities, was principally a result of the following:

A decrease of $1.233 billion in unrealized gross margin was comprised of the following:

—

unrealized losses of $624 million in 2007, which include $442 million from the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods and a $182 million net decrease in the value of hedge contracts for future periods primarily related to increases in forward power prices in 2007; and

—

unrealized gains of $609 million in 2006, which include a $440 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power prices in 2006 and $169 million from the settlement of power and fuel contracts during the period for which net unrealized losses had been recorded in prior periods.

An increase of $286 million in realized gross margin primarily attributable to:

—	an increase in contracted and capacity of $231 million principally related to the PJM RPM capacity market and the FCM in New England;

—

an increase in energy of $173 million as a result of an increase in power prices, a decrease in emissions prices, slightly higher generation volumes and the settlement of favorable fuel oil management positions; partially offset by

—	a decrease of $118 million in incremental realized value of hedges.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately half of our net generating capacity, includes four generating facilities with total net generating capacity of 5,230 MW.

The following tables summarize the results of operations of our Mid-Atlantic segment (in millions):

	Years Ended December 31,		Increase/ (Decrease)
	2007	2006
Realized gross margin	$1,084	$834	$250
Unrealized gross margin	(479)	484	(963)

Total gross margin	605	1,318	(713)

Operating Expenses:
Operations and maintenance	360	333	27
Depreciation and amortization	81	74	7
Gain on sales of assets, net	—	(7)	7

Total operating expenses	441	400	41

Operating income	164	918	(754)
Total other expense (income), net	(5)	(4)	(1)

Income from continuing operations before reorganization items, net and income taxes	$169	$922	$(753)

Gross Margin

	Years Ended December 31,		Increase/ (Decrease)
	2007	2006
Energy	$686	$532	$154
Contracted and capacity	196	39	157
Realized value of hedges	202	263	(61)

Total realized gross margin	1,084	834	250
Unrealized gross margin	(479)	484	(963)

Total gross margin	$605	$1,318	$(713)

The increase of $250 million in realized gross margin was principally a result of the following:

—	an increase of $154 million in energy, primarily because of an increase in power prices, a decrease in emissions prices and slightly higher generation volumes;

—

an increase of $157 million in contracted and capacity related to higher capacity revenues from the PJM RPM, which became effective in June 2007. See Item 1. “Regulatory Environment” for further discussion of RPM; and

—

a decrease of $61 million in realized value of hedges of our generation output primarily as a result of a decrease in the amount by which the settlement value of power contracts exceeded market prices.

The decrease of $963 million in unrealized gross margin was comprised of the following:

—

unrealized losses of $479 million in 2007, which include $270 million from the settlement of power and fuel contracts during the period for which net unrealized gains had been recorded in prior periods and a $209 million net decrease in the value of hedge contracts for future periods primarily related to increases in forward power prices in 2007; and

—

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

—

an increase of $27 million in operations and maintenance expense, of which $18 million was related to higher maintenance performed in conjunction with planned outages for the installation of pollution control equipment and $8 million related to increased corporate overhead allocations as a result of the dispositions in 2007;

—	an increase of $7 million in depreciation and amortization expense primarily related to equipment to improve environmental performance; and

—	a decrease of $7 million in gain on sales of assets, net primarily related to a gain of $6 million on the sale of a building in 2006.

Northeast

Our Northeast segment is comprised of our facilities located in Massachusetts and New York with total net generating capacity of 2,535 MW.

The following tables summarize the results of operations of our Northeast segment (in millions):

	Years Ended December 31,		Increase/ (Decrease)
	2007	2006
Realized gross margin	$280	$286	$(6)
Unrealized gross margin	(43)	61	(104)

Total gross margin	237	347	(110)

Operating Expenses:
Operations and maintenance	179	116	63
Depreciation and amortization	25	25	—
Impairment losses	175	118	57
Gain on sales of assets, net	(49)	(46)	(3)

Total operating expenses	330	213	117

Operating income (loss)	(93)	134	(227)
Total other expense (income), net	(7)	9	(16)

Income (loss) from continuing operations before reorganization items, net and income taxes	$(86)	$125	$(211)

Gross Margin

	Years Ended December 31,		Increase/ (Decrease)
	2007	2006
Energy	$128	$117	$11
Contracted and capacity	87	44	43
Realized value of hedges	65	125	(60)

Total realized gross margin	280	286	(6)
Unrealized gross margin	(43)	61	(104)

Total gross margin	$237	$347	$(110)

The decrease of $6 million in realized gross margin was principally a result of the following:

—

a decrease of $60 million in realized value of hedges of our generation output, primarily as a result of a decrease in the amount by which the settlement value of power contracts exceeded market prices;

—

an increase of $43 million in contracted and capacity from the implementation of the new FCM in the ISO-NE. See Item 1. “Regulatory Environment” for further information on the implementation of the new FCM; and

—	an increase of $11 million in energy, primarily because of an increase in power prices and higher generation volumes.

The decrease of $104 million in unrealized gross margin was comprised of the following:

—

unrealized losses of $43 million in 2007, which include $57 million from the settlement of power and fuel contracts during the period for which unrealized gains had been recorded in prior periods, partially offset by a $14 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power prices in 2007; and

—

unrealized gains of $61 million in 2006, which include a $50 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power prices in 2006 and $11 million from the settlement of power and fuel contracts during the year for which unrealized losses had been recorded in prior periods, particularly during the high energy prices of late 2005.

Operating Expenses

Operating expenses increased $117 million primarily as a result of the following:

—	an increase of $63 million in operations and maintenance which included:

—

an increase of $71 million in 2007, which represents that portion of the 2006 New York property tax settlement that reduced operating expenses for 2006, but which related to prior periods. See Note 14 to our consolidated financial statements contained elsewhere in this report for further discussion; and

—	a decrease of $6 million related to a decrease in maintenance costs primarily as a result of the shutdown of Lovett units 3 and 4 in 2007 and repairs on Lovett unit 5 in 2006.

—

an increase of $57 million in impairment losses. In 2007, we recorded an impairment loss of $175 million on our Lovett facility. In 2006, we recorded an impairment loss of $118 million on the Bowline unit 3 suspended construction project. See Note 5 to our consolidated financial statements contained elsewhere in this report for additional information related to these impairments.

California

Our California segment consists of the Contra Costa, Pittsburg and Potrero facilities with total net generating capacity of 2,347 MW.

The following tables summarize the results of operations of our California segment (in millions):

	Years Ended December 31,		Increase/ (Decrease)
	2007	2006
Realized gross margin	$135	$112	$23
Unrealized gross margin	—	3	(3)

Total gross margin	135	115	20

Operating Expenses:
Operations and maintenance	74	63	11
Depreciation and amortization	13	13	—
Gain on sales of assets, net	(2)	—	(2)

Total operating expenses	85	76	9

Operating income	50	39	11
Total other expense (income), net	(5)	(34)	29

Income from continuing operations before reorganization items, net and income taxes	$55	$73	$(18)

Gross Margin

	Years Ended December 31,		Increase/ (Decrease)
	2007	2006
Energy	$3	$14	$(11)
Contracted and capacity	132	101	31
Realized value of hedges	—	(3)	3

Total realized gross margin	135	112	23
Unrealized gross margin	—	3	(3)

Total gross margin	$135	$115	$20

The increase in our contracted and capacity gross margin and decrease in our energy gross margin were primarily a result of the commencement of a new tolling agreement in the first quarter of 2007 at our Contra Costa and Pittsburg facilities. See Item 1. “Business Segments” for additional information regarding the tolling agreement.

Operating Expenses

The increase of $9 million in operating expenses includes an increase of $11 million in operations and maintenance expense in 2007, resulting from higher maintenance costs related to outages and a $5 million property tax settlement in 2006.

Other Expense (Income), Net

The decrease of $29 million in other expense (income), net is primarily a result of a gain of $26 million in 2006 related to the transfer of Contra Costa unit 8 to PG&E. See “California Settlement” in Note 14 to our consolidated financial statements contained elsewhere in this report for further discussion.

Other Operations

Other Operations includes proprietary trading, fuel oil management activities, interest on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The following tables summarize the results of operations of our Other Operations segment (in millions):

	Years Ended December 31,		Increase/ (Decrease)
	2007	2006
Realized gross margin	$109	$70	$39
Unrealized gross margin	(102)	61	(163)

Total gross margin	7	131	(124)

Operating Expenses:
Operations and maintenance	16	22	(6)
Depreciation and amortization	1	10	(9)
Impairment losses	—	1	(1)
Loss on sales of assets, net	1	—	1

Total operating expenses	18	33	(15)

Operating income (loss)	(11)	98	(109)
Total other expense, net	204	174	30

Loss from continuing operations before reorganization items, net and income taxes	$(215)	$(76)	$(139)

Gross Margin

	Years Ended December 31,		Increase/ (Decrease)
	2007	2006
Energy	$109	$70	$39

Total realized gross margin	109	70	39
Unrealized gross margin	(102)	61	(163)

Total gross margin	$7	$131	$(124)

The increase of $39 million in realized gross margin was principally a result of an increase in energy related to our proprietary trading and fuel oil management activities as favorable positions entered into prior to 2007 were settled in the current period.

The decrease of $163 million in unrealized gross margin was comprised of the following:

—

in 2007, unrealized losses on proprietary trading and fuel oil management activities of $102 million, which include $115 million from the settlement of power and fuel contracts during the period for which unrealized gains had been recorded in prior periods and a $13 million net increase in value associated with contracts for future periods; and

—	unrealized gains on proprietary trading and fuel oil management activities of $61 million in 2006.

Operating Expenses

Operating expenses decreased $15 million primarily as a result of the following:

—	a decrease of $9 million in depreciation expense as a result of the complete depreciation of certain computer equipment; and

—	a decrease of $6 million in operations and maintenance expense, primarily resulting from a reduction in allocated expenses as a result of the dispositions completed in 2007.

Other Expense, Net

Other expense, net increased $30 million primarily as a result of the following:

—

a decrease of $45 million related to increased interest income resulting from increased cash balances as a result of the receipts of proceeds from dispositions completed in 2007 and lower interest expense on our debt; partially offset by

—

a decrease in gain on sales of investments, which included a gain of $54 million in 2006 from the sale of a portion of our investment in InterContinental Exchange and $19 million on the sale of our two NYMEX seats and shares.

Other Significant Consolidated Statements of Operations Comparison

Discontinued Operations

For the year ended December 31, 2007 and 2006, income from discontinued operations was $8 million and $3 million, respectively, and included the results of operations of Mirant Zeeland, Mirant Texas and Mirant NY-Gen. See Note 10 to our consolidated financial statements contained elsewhere in this report for additional information related to discontinued operations.

Reorganization Items, net

Reorganization items, net for the years ended December 31, 2007 and 2006, are comprised of the following (in millions):

	Years Ended December 31,		Increase/ (Decrease)
	2007	2006
Gain on the New York property tax settlement	$—	$(163)	$163
Professional fees and administrative expense	3	2	1
Interest income, net	(5)	(3)	(2)

Total	$(2)	$(164)	$162

Under the terms of the New York property tax settlement, in February 2007 we received refunds totaling approximately $163 million for 1995 through 2003 and paid unpaid but accrued taxes of approximately $115 million for 2003 through 2006. See Note 14 to our consolidated financial statements contained elsewhere in this report for additional information.

Liquidity and Capital Resources

Sources of Funds and Capital Structure

The principal sources of liquidity for our future operations and capital expenditures are expected to be: (1) existing cash on hand and cash flows from the operations of our subsidiaries; (2) letters of credit issued or borrowings made under Mirant North America’s senior secured revolving credit facility; (3) letters of credit issued under Mirant North America’s senior secured term loan; (4) capital contributions received upon redemptions of preferred shares in Mirant Americas; and (5) at their discretion, additional capital contributions from Mirant Corporation and Mirant Americas.

The table below sets forth total cash, cash equivalents and availability under credit facilities of Mirant Americas Generation and its subsidiaries (in millions):

	At December 31,
	2008	2007
Cash and Cash Equivalents:
Mirant Americas Generation	$—	$1
Mirant North America	229	455
Mirant Mid-Atlantic	125	242

Total cash and cash equivalents	354	698
Available under credit facilities	583	710

Total cash, cash equivalents and credit facilities availability	$937	$1,408

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2008, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated U.S. Treasury money market funds.

Available under credit facilities at December 31, 2008, reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy in October 2008, will not honor its $45 million commitment under the Mirant North America senior secured revolving credit facility. See Item 1A. “Risk Factors” for a description of risks related to the lenders under our credit facility.

Mirant Americas Generation is a holding company. The chart below is a summary representation of our capital structure and is not a complete organizational chart.

Except for existing cash on hand and, in the case of Mirant North America, borrowings and letters of credit under its credit facilities, Mirant Americas Generation and Mirant North America as holding companies are dependent for liquidity on the distributions and dividends of their subsidiaries, capital contributions received upon redemptions of preferred shares in Mirant Americas and, at their discretion, additional capital contributions from Mirant Corporation and Mirant Americas.

A significant portion of cash from our operations is generated by the power generation facilities of Mirant Mid-Atlantic. Under the Mirant Mid-Atlantic leveraged leases, Mirant Mid-Atlantic is subject to a covenant that restricts its right to make distributions to Mirant North America. Mirant Mid-Atlantic’s ability to satisfy the criteria set by that covenant in the future could be impaired by factors which negatively affect its financial performance, including interruptions in operation or curtailment of operations to comply with environmental restrictions, significant capital and other expenditures and adverse conditions in the power and fuel markets.

Our subsidiary, Mirant North America, is an intermediate holding company that is the parent of our operating subsidiaries, including Mirant Mid-Atlantic. Mirant North America incurred certain indebtedness pursuant to its senior notes and senior secured credit facilities secured by the assets of Mirant North America and its subsidiaries (other than Mirant Mid-Atlantic and Mirant Energy Trading). The indebtedness of Mirant North America includes certain covenants typical in such notes and credit facilities, including restrictions on dividends, distributions and other restricted payments. Further, the notes and senior secured credit facilities include financial covenants that exclude from the calculation the financial results of any subsidiary that is unable to make distributions or dividends at the time of such calculation. Thus, the inability of Mirant Mid-Atlantic to make distributions to Mirant North America under the leveraged lease transaction would have a material adverse effect on the calculation of the financial covenants under the senior notes and senior secured credit facilities of Mirant North America, including the leverage and interest coverage maintenance covenants under its senior credit facility.

Our ability to pay our obligations is dependent on the receipt of dividends from Mirant North America, capital contributions from Mirant (at its discretion), redemptions of the Mirant Americas preferred shares and our ability to refinance all or a portion of those obligations as they become due. Maintaining sufficient liquidity in our business is crucial in order to mitigate the risk of future financial distress to us. Accordingly, we plan on a prospective basis for the expected liquidity requirements of our business considering the factors listed below:

—	expected expenditures with respect to maintenance activities and capital improvements, and related outages;

—	expected collateral posted in support of our business;

—	effects of market price volatility on the amount of collateral posted for economic hedge transactions and risk management transactions;

—	effects of market price volatility on fuel pre-payment requirements;

—	seasonal and intra-month working capital requirements;

—	the development of new generating facilities; and

—	debt service obligations.

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

As noted above, the ability of Mirant North America and its subsidiary Mirant Mid-Atlantic to make distributions and pay dividends is restricted under the terms of their debt agreements and leveraged lease documentation, respectively. At December 31, 2008, Mirant North America had distributed to us all available cash that was permitted to be distributed under the terms of its debt agreements, leaving $354 million at Mirant North America and its subsidiaries. Of this amount, $125 million was held by Mirant Mid-Atlantic which, as of December 31, 2008, met the tests under the leveraged lease documentation permitting it to make distributions to Mirant North America. While Mirant North America is in compliance with its financial covenants, as of December 31, 2008, it is restricted from making distributions because of the free cash flow requirements under the restricted payment test of its senior credit facility, except for permitted distributions to cover interest payable on Mirant Americas Generation senior notes. The primary factor lowering the free cash flow calculation in the restricted payment test is the significant capital expenditure program of Mirant Mid-Atlantic to install emissions controls at its Chalk Point, Dickerson and Morgantown coal-fired units to comply with the Maryland Healthy Air Act. Notwithstanding such restrictions, we think that we have sufficient liquidity for our future operations, capital expenditures and debt service obligations from existing cash on hand, capital contributions from Mirant Corporation (at its discretion), redemptions of the Mirant Americas preferred shares, expected cash flows from the operations of our subsidiaries and ability to issue letters of credit or make borrowings under the Mirant North America senior credit facilities.

Except for permitted distributions to cover interest payable on Mirant Americas Generation’s senior notes, as of December 31, 2008, the $3.883 billion of net assets of Mirant North America and its subsidiaries were restricted as defined under Rule 4-08(e)(3)(ii) of Regulation S-X.

Uses of Funds

Our requirements for liquidity and capital resources, other than for the day-to-day operation of our generating facilities, are significantly influenced by the following activities: (1) capital expenditures; (2) debt service and payments under the Mirant Mid-Atlantic leveraged leases; and (3) collateral required for our asset management and proprietary trading and fuel oil management activities.

Capital Expenditures.    Capital expenditures excluding capitalized interest were $672 million, $553 million and $127 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our capital expenditures, excluding capitalized interest, for 2009 and 2010 are expected to be approximately $744 million and $413 million, respectively. This forecast does not assume any construction of new generating units during the forecast period. Instead, the current capital expenditure program, which is expected to be funded by cash on hand, proceeds from redemption of preferred shares in Mirant Americas and operating cash flow, focuses on efficiency, safety, reliability and compliance with existing environmental laws and obligations under consent decrees to which we are a party, including capital expenditures made to comply with the limitations for SO2, NOx and mercury emissions under the Maryland Healthy Air Act. For a more detailed discussion of environmental expenditures we expect to incur in the future, see Item 1. “Business”.

Debt Service.    At December 31, 2008, we had $2.675 billion of long-term debt with expected interest payments of approximately $199 million for 2009. See Note 6 to our consolidated financial statements contained elsewhere in this report for additional information.

Under the terms of its senior secured term facility, Mirant North America is required to use 50% of its free cash flow for each fiscal year (less amounts paid to us for the purpose of paying interest on our senior notes) to pay down its senior secured term loan, in addition to its scheduled amortization of $5 million per year. The percentage of free cash flow that Mirant North America is required to use to pay down its senior secured term loan may be reduced to 25% upon the achievement of a net debt to EBITDA ratio of less than 2:1. At December 31, 2008, Mirant North America’s net debt to EBITDA ratio was less than 2:1. As such, it was required to use 25% of its free cash flow to pay down its senior secured term loan. We estimate this prepayment, which will be made during the first quarter of 2009, to be $37 million.

Mirant Mid-Atlantic Operating Leases.    Mirant Mid-Atlantic leases the Dickerson and Morgantown baseload units and associated property through 2029 and 2034, respectively. Mirant Mid-Atlantic has an option to extend the leases. Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. We are accounting for these leases as operating leases. While there is variability in the scheduled payment amounts over the lease term, we recognize rent expense for these leases on a straight-line basis in accordance with the applicable accounting literature. Rent expense under the Mirant Mid-Atlantic leases was $96 million for the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008, the total notional minimum lease payments for the remaining term of the leases aggregated approximately $2 billion and the aggregate termination value for the leases was approximately $1.4 billion and generally decreases over time. In addition, Mirant Mid-Atlantic is required to post rent reserves in an aggregate amount equal to the greater of the next six months rent, 50% of the next 12 months rent or $75 million.

Cash Collateral and Letters of Credit.    In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide cash collateral or letters of credit to access the transmission grid, to participate in power pools, to fund debt service and rent reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of December 31, 2008, we had approximately $110 million of posted cash collateral and $294 million of letters of credit outstanding primarily to support our asset management activities, debt service and rent reserve requirements and other commercial arrangements. Our liquidity requirements are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility and credit terms with third parties. See Note 9 to our consolidated financial statements contained elsewhere in this report for additional information.

The following table summarizes at December 31, 2008 and 2007, for our continuing operations, cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds (in millions):

	At December 31,
	2008	2007
Cash collateral posted—energy trading and marketing	$67	$96
Cash collateral posted—other operating activities	43	12
Letters of credit—energy trading and marketing	76	100
Letters of credit—debt service and rent reserves	101	78
Letters of credit—other operating activities	117	112
Surety bonds—energy trading and marketing	25	—

Total	$429	$398

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

Our debt obligations, off-balance sheet arrangements and contractual obligations as of December 31, 2008, are as follows (in millions):

	Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations by Year
	Total	2009	2010	2011	2012	2013	>5 Years
Long-term debt	$4,470	$244	$210	$717	$162	$1,351	$1,786
Mirant Mid-Atlantic operating leases	2,013	142	140	134	132	138	1,327
Other operating leases	43	6	6	5	3	3	20
Fuel commitments	1,254	374	335	314	196	35	—
Maryland Healthy Air Act	677	490	187	—	—	—	—
Other	208	143	17	13	9	6	20

Total payments	$8,665	$1,399	$895	$1,183	$502	$1,533	$3,153

Our contractual obligations table does not include our derivative obligations which are discussed in Note 3 to our consolidated financial statements contained elsewhere in this report and our asset retirement obligations which are discussed in Note 8 to our consolidated financial statements contained elsewhere in this report.

Long-term debt includes the current portion of long-term debt and long-term debt on our consolidated balance sheets. Long-term debt also includes estimated interest on debt. Interest on our variable interest debt is based on the U.S. Dollar LIBOR curve as of December 31, 2008.

Operating leases are off-balance sheet arrangements. These amounts primarily relate to our minimum lease payments associated with our lease of the Dickerson and Morgantown baseload units at our Mid-Atlantic facilities.

Fuel commitments primarily relate to long-term coal agreements and related transportation agreements.

Maryland Healthy Air Act commitments reflect the remaining capital expenditures that we expect to incur to comply with the limitations for SO2, NOx and mercury emissions under the Maryland Healthy Air Act.

Other represents open purchase orders less invoices received related to open purchase orders for general procurement of products and services purchased in the ordinary course of business. These include construction, maintenance and labor activities at our generating facilities. Other also includes limestone supply and transportation agreements and our LTSA associated with the maintenance of turbines at our Kendall facility.

Cash Flows

The changes in our cash flows are detailed as follows (in millions):

	Years Ended December 31,
	2008	2007	Increase/ (Decrease)	2007	2006	Increase/ (Decrease)
Cash and cash equivalents, beginning of period	$698	$753	$(55)	$753	$424	$329
Net cash provided by (used in) operating activities:
Continuing operations	760	652	108	652	348	304
Discontinued operations	1	(19)	20	(19)	20	(39)
Net cash provided by (used in) investing activities:
Continuing operations	(714)	(529)	(185)	(529)	(36)	(493)
Discontinued operations	18	503	(485)	503	(6)	509
Net cash provided by (used in) financing activities:
Continuing operations	(409)	(662)	253	(662)	5	(667)
Discontinued operations	—	—	—	—	(2)	2

Cash and cash equivalents, end of period	$354	$698	$(344)	$698	$753	$(55)

2008 versus 2007

Continuing Operations

Operating Activities.    Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities from continuing operations increased $108 million for the year ended December 31, 2008, compared to the same period in 2007, primarily as a result of the following:

—

a decrease in cash used of $178 million because of changes in funds on deposit. In 2008, we had net cash collateral returned to us of $109 million, primarily related to the cash collateral account to support issuance of letters of credit under the Mirant North America senior secured term loan. In 2007, we posted an additional $70 million of cash collateral;

—	a decrease in cash used of $124 million for inventories primarily as a result of the reduction of fuel inventory levels;

—

a decrease in cash used of $24 million related to a $47 million net increase in collateral that we received from counterparties and changes in net accounts receivable and accounts payable. The decrease in cash used was reduced by a net refund of $48 million related to a New York property tax settlement in 2007 and accrued liabilities and other changes in working capital in 2008 compared to 2007;

—

a decrease in cash used of $20 million resulting from a reduction in the settlement of bankruptcy related claims and expenses. In 2007, we paid $17 million in claims payable for the New York entities and $3 million related to other Mirant Americas Generation claims; and

—

a decrease in cash used of $15 million for interest, net reflecting lower interest expense from lower outstanding debt and higher capitalized interest partially offset by lower interest income as a result of lower interest rates on invested cash.

The decreases in cash used by operating activities were partially offset by the following:

—

a decrease in realized gross margin of $225 million in 2008, compared to the same period in 2007, excluding the non-cash change in lower of cost or market inventory adjustments of $58 million, of which $54 million was recognized in the fourth quarter of 2008. See “Results of Operations” for additional discussion of our performance in 2008 compared to the same period in 2007; and

—	an increase in cash used of $28 million resulting from an increase in operations and maintenance expenses. See “Results of Operations” for additional discussion.

Investing Activities.    Net cash used in investing activities from continuing operations increased by $185 million for the year ended December 31, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

—

an increase in cash used of $139 million for capital expenditures (including capitalized interest of $20 million) for projects under construction primarily related to our environmental capital expenditures for our Maryland generating facilities;

—

an increase in cash used of $37 million primarily related to $34 million placed in an escrow account in September 2008 to satisfy the conditions of Mirant Potomac River’s settlement agreement with the City of Alexandria; and

—

a decrease of $9 million in proceeds from the sales of assets in 2008 as compared to 2007. In 2008, we received $40 million of proceeds from the sale of assets, primarily from the sale of emissions allowances. In 2007, we received $49 million of proceeds from the sale of assets, which included approximately $22 million from the sale of ancillary equipment included in the sale of the Zeeland and Bosque natural gas-fired facilities.

Financing Activities.    Net cash used in financing activities from continuing operations decreased by $253 million for the year ended December 31, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

—	an increase in cash used of $240 million primarily as a result of the retirement of Mirant Americas Generation senior notes due in 2011 of $276 million in 2008 and $39 million in 2007;

—

an increase in cash used of $13 million as a result of a $6 million repayment of note payable-affiliate in 2008, as compared to a $7 million issuance of note payable-affiliate in 2007; partially offset by

—	a decrease in cash used of $237 million as a result of distributions of $297 million to our member in 2008, as compared to $534 million in 2007;

—	an increase in cash provided of $243 million in capital contributions from Mirant Americas, primarily for the purchase of Mirant Americas Generation senior notes due in 2011; and

—

an increase in cash provided of $26 million as a result of the redemption of Series A preferred stock held by Mirant Mid-Atlantic. See Note 4 to our consolidated financial statements contained elsewhere in this report for additional information related to the redemption of preferred shares.

Discontinued Operations

Operating Activities.    In 2008, net cash provided by operating activities from discontinued operations was a result of final working capital adjustments related to the 2007 dispositions. In 2007, net cash provided by operating activities from discontinued operations included cash flows from the Zeeland and Bosque natural gas-fired facilities and Mirant NY-Gen.

Investing Activities.    Net cash provided by investing activities from discontinued operations was $18 million for the year ended December 31, 2008, compared to $503 million in 2007. In 2008, we received $16 million related to insurance recoveries for repairs of the Swinging Bridge facility of Mirant NY-Gen. In 2007, the net cash provided was primarily related to the proceeds from the sale of the Zeeland and Bosque facilities in the second quarter of 2007.

2007 versus 2006

Continuing Operations

Operating Activities.    Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities from continuing operations increased $304 million for the year ended December 31, 2007, compared to 2006, primarily as a result of the following:

—

an increase in realized gross margin of $213 million for the year ended December 31, 2007, compared to 2006, excluding the non-cash change in lower of cost or market inventory adjustments of $73 million. See “Results of Operations” for additional discussion of our performance in 2007 compared to 2006;

—

an increase of $745 million resulting from a reduction in bankruptcy related claims and expenses. In 2007, we paid $17 million in claims payable for the New York entities and $3 million related to other Mirant Americas Generation claims. In 2006, we paid $1.755 billion of bankruptcy claims, of which $765 million was reflected in cash from operations;

—

an increase from the receipt in 2007 of a net refund of $48 million related to the New York property tax settlement, which is included in nonaffiliate accounts receivable, net in the consolidated statements of cash flows;

—	an increase of $18 million related to increases in net interest income as a result of higher cash balances resulting from the dispositions completed in 2007; and

—	an increase of $14 million primarily related to changes in our fuel oil and emissions inventories. In 2007, fuel inventory increased $89 million and emissions inventory decreased $16 million.

The increases in operating activities were partially offset by the following:

—

a decrease of $517 million as a result of changes in posted collateral levels which are included in funds on deposit in the consolidated statements of cash flows. For the year ended December 31, 2007, we posted an additional $70 million of cash collateral primarily to support energy marketing activities. The change in collateral for the year ended December 31, 2006, provided a source of cash of $447 million primarily because of a decrease in cash collateral to support energy marketing activities of $592 million and a reduction of $56 million in cash collateral posted in connection with the Mirant Mid-Atlantic lease upon posting $75 million of letters of credit. These amounts were partially offset by a use of cash as a result of the deposit of $200 million into a cash collateral account to support the issuance of letters of credit;

—

a decrease of $111 million relating to net accounts receivable and accounts payable. The change in net accounts receivable and accounts payable for the year ended December 31, 2007, was a use of cash of

$31 million. For the year ended December 31, 2006, the change in net accounts receivable and accounts payable was a source of cash of $80 million;

—

a decrease of $60 million primarily as a result of the return in 2007 of deposits previously posted by our counterparties which is included in accounts payable and accrued liabilities in the consolidated statements of cash flows;

—

a decrease of $24 million resulting from an increase in operations and maintenance expenses, excluding the non-cash gain on the New York property tax settlement in 2006. See “Results of Operations” for additional discussion; and

—	a decrease of $22 million related to all other changes.

Investing Activities.    Net cash used in investing activities from continuing operations increased by $493 million for the year ended December 31, 2007, compared to 2006. This difference was primarily a result of the following:

—

an increase of $448 million in capital expenditures (including capitalized interest of $22 million) primarily because of our environmental capital expenditures for our Mid-Atlantic generating facilities;

—

a decrease in proceeds from the sales of assets and investments of $48 million. In 2007, we received proceeds from the sale of assets of $49 million, which included approximately $22 million from the sale of ancillary equipment included in the sale of the Zeeland and Bosque natural gas-fired facilities and $24 million from the sales of emissions allowances to third parties. In 2006, we received $97 million from the sale of assets, which included $12 million from the sale of a building, $20 million for the sale of our investment in the NYMEX and $58 million from the sale of a portion of our investment in InterContinental Exchange; and

—	an increase of $3 million in proceeds from property insurance in 2007.

Financing Activities.    Net cash used in financing activities from continuing operations increased $667 million for the year ended December 31, 2007, compared to 2006. This difference was primarily a result of the following:

—

a decrease in proceeds from the issuance of long-term debt of $2.015 billion. Proceeds from the issuance of long-term debt in 2006 included $850 million from the Mirant North America senior notes offering, $700 million from the Mirant North America senior secured term loan and $465 million drawn on the Mirant North America senior secured revolving credit facility;

—

a decrease in the repayments of long-term debt of $1.285 billion, which includes $990 million of principal payments for debt settled under the Plan in 2006. In 2007, we paid $138 million on the Mirant North America senior secured term loan and repurchased $39 million of the Mirant Americas Generation 8.3% senior notes due in 2011. In 2006, we repaid $465 million on the Mirant North America senior secured revolving credit facility and $990 million of principal payments for debt settled under the Plan in 2006;

—	distributions of $534 million in 2007 to our member, as compared to $236 million for the same period in 2006;

—	a payment of $250 million in 2006 to Mirant Americas under the Plan;

—

a decrease in debt issuance costs of $51 million. In 2006, we paid $51 million in debt issuance costs associated with Mirant North America’s debt offering, senior secured term loan and secured revolving credit facility;

—	an increase of $39 million in capital contributions from Mirant Americas for the purchase of Mirant Americas Generation bonds;

—	an increase of $16 million from the issuance (repayment) of affiliate debt. In 2007, we had issuance of $7 million and in 2006 we had repayments of $9 million; and

—	in 2007, we received $5 million from the redemption of preferred stock issued by Mirant Americas.

Discontinued Operations

Operating Activities.    Net cash used in operating activities from discontinued operations increased by $39 million for the year ended December 31, 2007, compared to 2006. In 2006, operating activities included cash flows from the Zeeland and Bosque natural gas-fired facilities and Mirant NY-Gen for the entire year. In 2007, operating activities included all the discontinued facilities through their respective dates of sale.

Investing Activities.    Net cash provided by investing activities from discontinued operations increased by $509 million for the year ended December 31, 2007, compared to 2006. This difference was primarily a result of the proceeds from the sale of the Zeeland and Bosque natural gas-fired facilities and Mirant NY-Gen in the second quarter of 2007.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

B.	Mirant North America

This section is intended to provide the reader with information that will assist in understanding Mirant North America’s financial statements, the changes in those financial statements from year to year and the primary factors contributing to those changes. The following discussion should be read in conjunction with Mirant North America’s consolidated financial statements and the notes accompanying those financial statements.

Overview

Mirant North America, an indirect wholly-owned subsidiary of Mirant and a direct subsidiary of Mirant Americas Generation, is a competitive energy company that produces and sells electricity in the United States. Mirant North America owns or leases 10,112 MW of net electric generating capacity in the Mid-Atlantic and Northeast regions and in California. Mirant North America also operates an integrated asset management and energy marketing organization based in Atlanta, Georgia.

Hedging Activities

Refer to “Hedging Activities” above for Mirant Americas Generation.

Capital Expenditures and Capital Resources

Refer to “Capital Expenditures and Capital Resources” above for Mirant Americas Generation.

Consolidated Financial Performance

We reported net income of $1.337 billion, $90 million and $1.348 billion for the years ended December 31, 2008, 2007 and 2006, respectively. The change in net income is detailed as follows (in millions):

	Years Ended December 31,
	2008	2007	Increase/ (Decrease)	2007	2006	Increase/ (Decrease)
Realized gross margin	$1,343	$1,626	$(283)	$1,626	$1,340	$286
Unrealized gross margin	786	(624)	1,410	(624)	609	(1,233)

Total gross margin	2,129	1,002	1,127	1,002	1,949	(947)

Operating Expenses:
Operations and maintenance
Nonaffiliate	372	353	19	353	260	93
Affiliate	285	276	9	276	274	2
Depreciation and amortization	136	120	16	120	122	(2)
Impairment losses	—	175	(175)	175	118	57
Gain on sales of assets, net	(38)	(39)	1	(39)	(9)	(30)

Total operating expenses	755	885	(130)	885	765	120

Operating income	1,374	117	1,257	117	1,184	(1,067)

Total other expense (income), net
Nonaffiliate	39	41	(2)	41	77	(36)
Affiliate	(2)	(4)	2	(4)	(5)	1
Gain on sales of investments	—	—	—	—	(74)	74

Income from continuing operations before reorganization items, net and income taxes	1,337	80	1,257	80	1,186	(1,106)
Reorganization items, net	—	(2)	2	(2)	(164)	162
Provision for income taxes	—	—	—	—	5	(5)

Income from continuing operations	1,337	82	1,255	82	1,345	(1,263)
Income from discontinued operations	—	8	(8)	8	3	5

Net income	$1,337	$90	$1,247	$90	$1,348	$(1,258)

The following discussion includes non-GAAP financial measures because we present our consolidated financial performance in terms of gross margin. Gross margin is our operating revenue less cost of fuel, electricity and other products, and excludes depreciation and amortization. We present gross margin, excluding depreciation and amortization, and realized gross margin separately from unrealized gross margin in order to be consistent with how we manage our business. Therefore, it may not be possible to compare our non-GAAP financial measures with those of other companies which also present similar non-GAAP financial measures. We encourage our investors to review our consolidated financial statements and other publicly filed reports in their entirety and not to rely on a single financial measure.

Commodity Prices

Refer to “Commodity Prices” above for Mirant Americas Generation.

Results of Operations

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

The Mid-Atlantic region includes our Chalk Point, Dickerson, Morgantown, and Potomac River facilities. The Northeast region includes our Bowline, Canal, Kendall, Lovett (shutdown on April 19, 2008) and Martha’s Vineyard facilities. The California region includes our Contra Costa, Pittsburg and Potrero facilities. Other Operations includes proprietary trading and fuel oil management activities, unallocated corporate overhead, interest on debt at Mirant Americas Generation and Mirant North America and interest on our invested cash balances.

Operating Statistics

Refer to “Operating Statistics” in “Results of Operations—Mirant Americas Generation” above for Net Capacity Factor and power generation volumes by region.

2008 versus 2007

Gross Margin Overview

Refer to “Gross Margin Overview” in “Results of Operations—Mirant Americas Generation” above for realized and unrealized gross margin by operating segments, additional related details and variance explanations.

Mid-Atlantic

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our Mid-Atlantic segment summary.

Northeast

Refer to “Northeast” in “Results of Operations—Mirant Americas Generation” above for our Northeast segment summary.

California

Refer to “California” in “Results of Operations—Mirant Americas Generation” above for our California segment summary.

Other Operations

Other Operations includes proprietary trading and fuel oil management activities, unallocated corporate overhead, interest on our debt and interest income on our invested cash balances.

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Years Ended December 31,		Increase/ (Decrease)
	2008	2007
Realized gross margin	$(17)	$109	$(126)
Unrealized gross margin	120	(102)	222

Total gross margin	103	7	96

Operating Expenses:
Operations and maintenance	10	16	(6)
Depreciation and amortization	2	1	1
Loss (gain) on sales of assets, net	(1)	1	(2)

Total operating expenses	11	18	(7)

Operating income (loss)	92	(11)	103
Total other expense, net	36	54	(18)

Income (loss) from continuing operations before reorganization items, net and income taxes	$56	$(65)	$121

Gross Margin

Refer to “Other Operations” in “Results of Operations—Mirant Americas Generation” above for our gross margin table and variance explanations.

Operating Expenses

Refer to “Other Operations” in “Results of Operations—Mirant Americas Generation” above for our operating expenses variance explanations.

Other Expense, Net

Other expense, net decreased $18 million, primarily as a result of the following:

—	a decrease of $56 million in interest expense related to lower debt outstanding and higher interest capitalized on construction projects in 2008; partially offset by

—	a decrease of $38 million in interest income primarily related to lower average cash balances and lower interest rates on invested cash.

Other Significant Consolidated Statements of Operations Comparison

Discontinued Operations

Refer to “Discontinued Operations” in “Results of Operations—Mirant Americas Generation” above for our discontinued operations summary.

2007 versus 2006

Gross Margin Overview

Refer to “Gross Margin Overview” in “Results of Operations—Mirant Americas Generation” above for realized and unrealized gross margin by operating segments, additional related details and variance explanations.

Mid-Atlantic

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our Mid-Atlantic segment summary.

Northeast

Refer to “Northeast” in “Results of Operations—Mirant Americas Generation” above for our Northeast segment summary.

California

Refer to “California” in “Results of Operations—Mirant Americas Generation” above for our California segment summary.

Other Operations

Other Operations includes proprietary trading, fuel oil management activities, interest on our debt and interest income on our invested cash balances.

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Years Ended December 31,		Increase/ (Decrease)
	2007	2006
Realized gross margin	$109	$70	$39
Unrealized gross margin	(102)	61	(163)

Total gross margin	7	131	(124)

Operating Expenses:
Operations and maintenance	16	22	(6)
Depreciation and amortization	1	10	(9)
Loss on sales of assets, net	1	—	1

Total operating expenses	18	32	(14)

Operating income (loss)	(11)	99	(110)
Total other expense, net	54	27	27

Income (loss) from continuing operations before reorganization items, net and income taxes	$(65)	$72	$(137)

Gross Margin

Refer to “Other Operations” in “Results of Operations—Mirant Americas Generation” above for our gross margin table and variance explanations.

Operating Expenses

Operating expenses decreased $14 million primarily as a result of the following:

—	a decrease of $9 million in depreciation expense as a result of the complete depreciation of certain computer equipment; and

—	a decrease of $6 million in operations and maintenance expense, primarily resulting from a reduction in allocated expenses as a result of the dispositions completed in 2007.

Other Expense, Net

Other expense, net increased $27 million primarily as a result of the following:

—

a decrease of $46 million related to increased interest income resulting from increased cash balances as a result of the receipts of proceeds from dispositions completed in 2007 and lower interest expense on our debt; partially offset by

—

a decrease in gain on sales of investments, which included a gain of $54 million in 2006 from the sale of a portion of our investment in InterContinental Exchange and $19 million on the sale of our two NYMEX seats and shares.

Other Significant Consolidated Statements of Operations Comparison

Discontinued Operations

Refer to “Discontinued Operations” in “Results of Operations—Mirant Americas Generation” above for our discontinued operations summary.

Reorganization Items, net

Refer to “Reorganization Items, net” in “Results of Operations—Mirant Americas Generation” above for our reorganization items, net summary.

Liquidity and Capital Resources

Sources of Funds and Capital Structure

The principal sources of liquidity for our future operations and capital expenditures are expected to be: (1) existing cash on hand and cash flows from the operations of our subsidiaries; (2) letters of credit issued or borrowings made under our senior secured revolving credit facility; (3) letters of credit issued under our senior secured term loan; (4) capital contributions received upon redemptions of preferred shares in Mirant Americas; and (5) at their discretion, additional capital contributions from Mirant Corporation and Mirant Americas.

The table below sets forth total cash, cash equivalents and availability under credit facilities of Mirant North America and its subsidiaries (in millions):

	At December 31,
	2008	2007
Cash and Cash Equivalents:
Mirant North America	$229	$455
Mirant Mid-Atlantic	125	242

Total cash and cash equivalents	354	697
Available under credit facilities	583	710

Total cash, cash equivalents and credit facilities availability	$937	$1,407

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2008, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated U.S. Treasury money market funds.

Available under credit facilities at December 31, 2008, reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy in October 2008, will not honor its $45 million commitment under the Mirant North America senior secured revolving credit facility. See Item 1A. “Risk Factors” for a description of risks related to the lenders under our credit facility.

Mirant North America is a holding company. The chart below is a summary representation of our capital structure and is not a complete organizational chart.

Except for existing cash on hand and borrowings and letters of credit under our credit facilities, as a holding company we are dependent for liquidity on the distributions and dividends of our subsidiaries, capital contributions received upon redemptions of preferred shares in Mirant Americas and, at their discretion, additional capital contributions from Mirant Corporation and Mirant Americas.

A significant portion of cash from our operations is generated by the power generation facilities of Mirant Mid-Atlantic. Under the Mirant Mid-Atlantic leveraged leases, Mirant Mid-Atlantic is subject to a covenant that restricts its right to make distributions to us. Mirant Mid-Atlantic’s ability to satisfy the criteria set by that covenant in the future could be impaired by factors which negatively affect its financial performance, including interruptions in operation or curtailment of operations to comply with environmental restrictions, significant capital and other expenditures and adverse conditions in the power and fuel markets.

We have incurred certain indebtedness pursuant to our senior notes and senior secured credit facilities secured by our assets and the assets of our subsidiaries (other than Mirant Mid-Atlantic and Mirant Energy Trading). Our indebtedness includes certain covenants typical in such notes and credit facilities, including restrictions on dividends, distributions and other restricted payments. Further, the notes and senior secured credit facilities include financial covenants that exclude from the calculation the financial results of any subsidiary that is unable to make distributions or dividends at the time of such calculation. Thus, the inability of Mirant Mid-Atlantic to make distributions to us under the leveraged lease transaction would have a material adverse effect on the calculation of the financial covenants under our senior notes and senior secured credit facilities, including the leverage and interest coverage maintenance covenants under our senior credit facility.

Our ability to pay our obligations is dependent on the receipt of dividends from Mirant Mid-Atlantic, capital contributions from Mirant (at its discretion), redemptions of the Mirant Americas preferred shares and our ability to refinance all or a portion of those obligations as they become due. Maintaining sufficient liquidity in our business is crucial in order to mitigate the risk of future financial distress to us. Accordingly, we plan on a prospective basis for the expected liquidity requirements of our business considering the factors listed below:

—	expected expenditures with respect to maintenance activities and capital improvements, and related outages;

—	expected collateral posted in support of our business;

—	effects of market price volatility on the amount of collateral posted for economic hedge transactions and risk management transactions;

—	effects of market price volatility on fuel pre-payment requirements;

—	seasonal and intra-month working capital requirements;

—	the development of new generating facilities; and

—	debt service obligations.

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

As noted above, our ability and the ability of our subsidiary, Mirant Mid-Atlantic, to make distributions and pay dividends is restricted under the terms of our debt agreements and leveraged lease documentation, respectively. At December 31, 2008, we had distributed to our parent, Mirant Americas Generation, all available cash that was permitted to be distributed under the terms of our debt agreements, leaving $354 million with us and our subsidiaries. Of this amount, $125 million was held by Mirant Mid-Atlantic, which, as of December 31, 2008, met the tests under the leveraged lease documentation permitting it to make distributions to us. While we are in compliance with our financial covenants, as of December 31, 2008, we are restricted from making distributions because of our free cash flow requirements under the restricted payment test of our senior credit facility. The primary factor lowering the free cash flow calculation in the restricted payment test is the significant capital expenditure program of Mirant Mid-Atlantic to install emissions controls at its Chalk Point, Dickerson and Morgantown coal-fired units to comply with the Maryland Healthy Air Act. Notwithstanding such restrictions, we think that we have sufficient liquidity for our future operations, capital expenditures and debt service obligations from existing cash on hand, capital contributions from Mirant Corporation (at its discretion), redemptions of the Mirant Americas preferred shares, expected cash flows from the operations of our subsidiaries and ability to issue letters of credit or make borrowings under our senior credit facilities.

As of December 31, 2008, approximately $4.458 billion of net assets of Mirant Mid-Atlantic and its subsidiaries are considered restricted under Rule 4-08(e)(3)(ii) of Regulation S-X, which amount excludes $125 million of cash held by Mirant Mid-Atlantic that was eligible for distribution to us under the restricted payments tests of the leverage leases.

Uses of Funds

Our requirements for liquidity and capital resources, other than for the day-to-day operation of our generating facilities, are significantly influenced by the following activities: (1) capital expenditures; (2) debt service and payments under the Mirant Mid-Atlantic leveraged leases; and (3) collateral required for our asset management and proprietary trading and fuel oil management activities.

Capital Expenditures.    Capital expenditures, excluding capitalized interest, were $672 million, $553 million and $127 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our capital expenditures, excluding capitalized interest, for 2009 and 2010 are expected to be approximately $744 million and $413 million, respectively. This forecast does not assume any construction of new generating units during the forecast period. Instead, the current capital expenditure program, which is expected to be funded by cash on hand, proceeds from redemption of preferred shares in Mirant Americas and operating cash flow, focuses on efficiency, safety, reliability and compliance with existing environmental laws and obligations under consent decrees to which we are a party, including capital expenditures made to comply with the limitations for SO2, NOx and mercury emissions under the Maryland Healthy Air Act. For a more detailed discussion of environmental expenditures we expect to incur in the future, see Item 1. “Business”.

Debt Service.    At December 31, 2008, we had $1.293 billion of long-term debt with expected interest payments of approximately $80 million for 2009. See Note 6 to our consolidated financial statements contained elsewhere in this report for additional information.

Under the terms of our senior secured term facility, we are required to use 50% of our free cash flow for each fiscal year (less amounts paid to Mirant Americas Generation for the purpose of paying interest on its senior notes) to pay down our senior secured term loan, in addition to our scheduled amortization of $5 million per year. The percentage of free cash flow that we are required to use to pay down our senior secured term loan may be reduced to 25% upon our achievement of a net debt to EBITDA ratio of less than 2:1. At December 31, 2008, our net debt to EBITDA ratio was less than 2:1. As such, we were required to use 25% of our free cash flow to pay down our senior secured term loan. We estimate this prepayment, which will be made during the first quarter of 2009, to be $37 million.

Mirant Mid-Atlantic Operating Leases.    Mirant Mid-Atlantic leases the Dickerson and Morgantown baseload units and associated property through 2029 and 2034, respectively. Mirant Mid-Atlantic has an option to extend the leases. Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. We are accounting for these leases as operating leases. While there is variability in the scheduled payment amounts over the lease term, we recognize rent expense for these leases on a straight-line basis in accordance with the applicable accounting literature. Rent expense under the Mirant Mid-Atlantic leases was $96 million for the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008, the total notional minimum lease payments for the remaining term of the leases aggregated approximately $2 billion and the aggregate termination value for the leases was approximately $1.4 billion and generally decreases over time. In addition, Mirant Mid-Atlantic is required to post rent reserves in an aggregate amount equal to the greater of the next six months rent, 50% of the next 12 months rent or $75 million.

Cash Collateral and Letters of Credit.    In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide trade credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide cash collateral or letters of credit to access the transmission grid, to participate in power pools, to fund debt service and rent reserves and for other operating activities. Trade credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of December 31, 2008, we had approximately $110 million of posted cash collateral and $294 million of letters of credit outstanding primarily to support our asset management activities, debt service and rent reserve requirements and other commercial arrangements. Our liquidity requirements are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility and credit terms with third parties. See Note 9 to our consolidated financial statements contained elsewhere in this report for additional information.

The following table summarizes at December 31, 2008 and 2007, for our continuing operations, cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds (in millions):

	At December 31,
	2008	2007
Cash collateral posted—energy trading and marketing	$67	$96
Cash collateral posted—other operating activities	43	12
Letters of credit—energy trading and marketing	76	100
Letters of credit—debt service and rent reserves	101	78
Letters of credit—other operating activities	117	112
Surety bonds—energy trading and marketing	25	—

Total	$429	$398

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

Our debt obligations, off-balance sheet arrangements and contractual obligations as of December 31, 2008, are as follows (in millions):

	Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations by Year
	Total	2009	2010	2011	2012	2013	>5 Years
Long-term debt	$1,682	$125	$91	$92	$87	$1,277	$10
Mirant Mid-Atlantic operating leases	2,013	142	140	134	132	138	1,327
Other operating leases	43	6	6	5	3	3	20
Fuel commitments	1,254	374	335	314	196	35	—
Maryland Healthy Air Act	677	490	187	—	—	—	—
Other	208	143	17	13	9	6	20

Total payments	$5,877	$1,280	$776	$558	$427	$1,459	$1,377

Our contractual obligations table does not include our derivative obligations which are discussed in Note 3 to our consolidated financial statements contained elsewhere in this report and our asset retirement obligations which are discussed in Note 8 to our consolidated financial statements contained elsewhere in this report.

Long-term debt includes the current portion of long-term debt and long-term debt on our consolidated balance sheets. Long-term debt also includes estimated interest on debt. Interest on our variable interest debt is based on the U.S. Dollar LIBOR curve as of December 31, 2008.

Operating leases are off-balance sheet arrangements. These amounts primarily relate to our minimum lease payments associated with our lease of the Dickerson and Morgantown baseload units at our Mid-Atlantic facilities.

Fuel commitments primarily relate to long-term coal agreements and related transportation agreements.

Maryland Healthy Air Act commitments reflect the remaining capital expenditures that we expect to incur to comply with the limitations for SO2, NOx and mercury emissions under the Maryland Healthy Air Act.

Other represents open purchase orders less invoices received related to open purchase orders for general procurement of products and services purchased in the ordinary course of business. These include construction, maintenance and labor activities at our generating facilities. Other also includes limestone supply and transportation agreements and our LTSA associated with the maintenance of turbines at our Kendall facility.

Cash Flows

The changes in our cash flows are detailed as follows (in millions):

	Years Ended December 31,
	2008	2007	Increase/ (Decrease)	2007	2006	Increase/ (Decrease)
Cash and cash equivalents, beginning of period	$697	$753	$(56)	$753	$295	$458
Net cash provided by (used in) operating activities:
Continuing operations	898	833	65	833	1,294	(461)
Discontinued operations	1	(19)	20	(19)	20	(39)
Net cash provided by (used in) investing activities:
Continuing operations	(714)	(529)	(185)	(529)	171	(700)
Discontinued operations	18	503	(485)	503	(6)	509
Net cash used in financing activities:
Continuing operations	(546)	(844)	298	(844)	(1,019)	175
Discontinued operations	—	—	—	—	(2)	2

Cash and cash equivalents, end of period	$354	$697	$(343)	$697	$753	$(56)

2008 versus 2007

Continuing Operations

Operating Activities.    Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities from continuing operations increased $65 million for the year ended December 31, 2008, compared to the same period in 2007, primarily as a result of the following:

—

a decrease in cash used of $178 million because of changes in funds on deposit. In 2008, we had net cash collateral returned to us of $109 million, primarily related to the cash collateral account to support issuance of letters of credit under the Mirant North America senior secured term loan. In 2007, we posted an additional $70 million of cash collateral;

—	a decrease in cash used of $124 million for inventories primarily as a result of the reduction of fuel inventory levels; and

—

a decrease in cash used of $16 million related to a $47 million net increase in collateral that we received from counterparties and changes in net accounts receivable and accounts payable. The decrease in cash used was reduced by a net refund of $48 million related to a New York property tax settlement in 2007 and accrued liabilities and other changes in working capital in 2008 compared to 2007.

The decreases in cash used by operating activities were partially offset by the following:

—

a decrease in realized gross margin of $225 million in 2008, compared to the same period in 2007, excluding the non-cash change in lower of cost or market inventory adjustments of $58 million, of which $54 million was recognized in the fourth quarter of 2008. See “Results of Operations” for additional discussion of our performance in 2008 compared to the same period in 2007; and

—	an increase in cash used of $28 million resulting from an increase in operations and maintenance expenses. See “Results of Operations” for additional discussion.

Investing Activities.    Net cash used in investing activities from continuing operations increased by $185 million for the year ended December 31, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

—

an increase in cash used of $139 million for capital expenditures (including capitalized interest of $20 million) for projects under construction primarily related to our environmental capital expenditures for our Maryland generating facilities;

—

an increase in cash used of $37 million primarily related to $34 million placed in an escrow account in September 2008 to satisfy the conditions of Mirant Potomac River’s settlement agreement with the City of Alexandria; and

—

a decrease of $9 million in proceeds from the sales of assets in 2008 as compared to 2007. In 2008, we received $40 million of proceeds from the sale of assets, primarily from the sale of emissions allowances. In 2007, we received $49 million of proceeds from the sale of assets, which included approximately $22 million from the sale of ancillary equipment included in the sale of the Zeeland and Bosque natural gas-fired facilities.

Financing Activities.    Net cash used in financing activities from continuing operations decreased by $298 million for the year ended December 31, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

—	a decrease in cash used of $281 million as a result of distributions of $414 million to our member in 2008, as compared to $695 million in 2007;

—

an increase in cash provided of $26 million as a result of the redemption of Series A preferred stock held by Mirant Mid-Atlantic. See Note 4 to our consolidated financial statements contained elsewhere in this report for additional information related to the redemption of preferred shares;

—

a decrease in cash used of $20 million as a result of the 2007 settlements of member’s obligations primarily related to the New York entities emergence under the plan of reorganization; partially offset by

—	an increase in cash used of $27 million as a result of a $20 million repayment of note payable-affiliate in 2008, as compared to a $7 million issuance of note payable-affiliate in 2007.

Discontinued Operations

Operating Activities.    In 2008, net cash provided by operating activities from discontinued operations was a result of final working capital adjustments related to the 2007 dispositions. In 2007, net cash provided by operating activities from discontinued operations included cash flows from the Zeeland and Bosque natural gas-fired facilities and Mirant NY-Gen.

Investing Activities.    Net cash provided by investing activities from discontinued operations was $18 million for the year ended December 31, 2008, compared to $503 million in 2007. In 2008, we received $16 million related to insurance recoveries for repairs of the Swinging Bridge facility of Mirant NY-Gen. In 2007, the net cash provided was primarily related to the proceeds from the sale of the Zeeland and Bosque facilities in the second quarter of 2007.

2007 versus 2006

Continuing Operations

Operating Activities.    Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities from continuing operations decreased $461 million for the year ended December 31, 2007, compared to 2006, primarily as a result of the following:

—

a decrease of $517 million as a result of changes in posted collateral levels which are included in funds on deposit in the consolidated statements of cash flows. For the year ended December 31, 2007, we posted an additional $70 million of cash collateral primarily to support energy marketing activities. The change in collateral for the year ended December 31, 2006, provided a source of cash of $447 million primarily because of a decrease in cash collateral to support energy marketing activities of $592 million and a reduction of $56 million in cash collateral posted in connection with the Mirant Mid-Atlantic lease upon posting $75 million of letters of credit. These amounts were partially offset by a use of cash as a result of the deposit of $200 million into a cash collateral account to support the issuance of letters of credit;

—

a decrease of $64 million relating to net accounts receivable and accounts payable. The change in net accounts receivable and accounts payable for the year ended December 31, 2007, was a use of cash of $18 million. For the year ended December 31, 2006, the change in net accounts receivable and accounts payable was a source of cash of $46 million;

—

a decrease of $60 million primarily as a result of the return in 2007 of deposits previously posted by our counterparties which is included in accounts payable and accrued liabilities in the consolidated statements of cash flows;

—

a decrease of $24 million resulting from an increase in operations and maintenance expenses, excluding the non-cash gain on the New York property tax settlement in 2006. See “Results of Operations” for additional discussion; and

—	a decrease of $89 million related to all other changes.

The decreases in operating activities were partially offset by the following:

—

an increase in realized gross margin of $213 million for the year ended December 31, 2007, compared to 2006, excluding the non-cash change in lower of cost or market inventory adjustments of $73 million. See “Results of Operations” for additional discussion of our performance in 2007 compared to 2006;

—

an increase from the receipt in 2007 of a net refund of $48 million related to the New York property tax settlement which is included in nonaffiliate accounts receivable, net in the consolidated statements of cash flows;

—	an increase of $18 million related to increases in net interest income as a result of higher cash balances resulting from the dispositions completed in 2007; and

—	an increase of $14 million primarily related to changes in our fuel oil and emissions inventories. In 2007, fuel inventory increased $89 million and emissions inventory decreased $16 million.

Investing Activities.    Net cash used in investing activities from continuing operations increased by $700 million for the year ended December 31, 2007, compared to 2006. This difference was primarily a result of the following:

—

an increase of $448 million in capital expenditures (including capitalized interest of $22 million) primarily because of our environmental capital expenditures for our Mid-Atlantic generating facilities;

—	a decrease of $207 million in repayments of notes receivable from affiliate, net;

—

a decrease in proceeds from the sales of assets and investments of $48 million. In 2007, we received proceeds from the sale of assets of $49 million, which included approximately $22 million from the sale of ancillary equipment included in the sale of the Zeeland and Bosque natural gas-fired facilities and $24 million from the sales of emissions allowances to third parties. In 2006, we received $97 million from the sale of assets, which included $12 million from the sale of a building, $20 million for the sale of our investment in the NYMEX and $58 million from the sale of a portion of our investment in InterContinental Exchange; and

—	an increase of $3 million in proceeds from property insurance in 2007.

Financing Activities.    Net cash used in financing activities from continuing operations decreased by $175 million for the year ended December 31, 2007, compared to 2006. This difference was primarily a result of the following:

—

a decrease in proceeds from the issuance of long-term debt of $2.015 billion. Proceeds from the issuance of long-term debt in 2006 included $850 million from the Mirant North America senior notes offering, $700 million from the Mirant North America senior secured term loan and $465 million drawn on the Mirant North America senior secured revolving credit facility;

—

a decrease in the repayments of long-term debt of $2.106 billion. In 2007, we paid $138 million on the Mirant North America senior secured term loan. In 2006, we repaid $465 million on the Mirant North America senior secured revolving credit facility, which may be reborrowed, and $1.773 billion to settle obligations of Mirant Americas Generation under the Plan in 2006;

—	distributions of $695 million in 2007 to our member, as compared to $381 million for the same period in 2006;

—	a payment of $250 million in 2006 to Mirant Americas under the Plan;

—	an increase of $112 million as a result of the issuance (repayment) of affiliate debt. In 2007, we had issuance of $7 million and in 2006 we had repayments of $105 million;

—

a decrease in debt issuance costs of $51 million. In 2006, we paid $51 million in debt issuance costs associated with Mirant North America’s debt offering, senior secured term loan and secured revolving credit facility;

—	a decrease of $20 million as a result of the settlement of members’ obligations primarily related to the New York Entities’ emergence under the plan of reorganization; and

—	in 2007, we received $5 million from the redemption of preferred stock issued by Mirant Americas.

Discontinued Operations

Operating Activities.    Net cash used in operating activities from discontinued operations increased by $39 million for the year ended December 31, 2007, compared to 2006. In 2006, operating activities included cash flows from the Zeeland and Bosque natural gas-fired facilities and Mirant NY-Gen for the entire year. In 2007, operating activities included all the discontinued facilities through their respective dates of sale.

Investing Activities.    Net cash provided by investing activities from discontinued operations increased by $509 million for the year ended December 31, 2007, compared to 2006. This difference was primarily a result of the proceeds from the sale of the Zeeland and Bosque natural gas-fired facilities and Mirant NY-Gen in the second quarter of 2007.

Item 7.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

C.	Mirant Mid-Atlantic

This section is intended to provide the reader with information that will assist in understanding Mirant Mid-Atlantic’s financial statements, the changes in those financial statements from year to year and the primary factors contributing to those changes. The following discussion should be read in conjunction with Mirant Mid-Atlantic’s consolidated financial statements and the notes accompanying those financial statements.

Overview

Mirant Mid-Atlantic, an indirect wholly-owned subsidiary of Mirant and Mirant Americas Generation and a direct subsidiary of Mirant North America, is a competitive energy company that produces and sells electricity in the United States. Mirant Mid-Atlantic owns or leases 5,230 MW of net electric generating capacity in the Mid-Atlantic region.

Hedging Activities

We use derivative financial instruments, such as commodity forwards, futures, options and swaps, to manage our exposure to fluctuations in electric energy and fuel commodity prices. In addition, we hedge economically a substantial portion of our coal-fired baseload generation through OTC transactions. However, we generally do not hedge our intermediate and peaking units for tenors greater than 12 months. While some of our hedges are executed through our affiliate, Mirant Energy Trading, a significant portion of our hedges are financial swap transactions with counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. At February 10, 2009, our aggregate hedge levels based on expected generation for each period were as follows:

	Aggregate Hedge Levels Based on Expected Generation
	2009	2010	2011	2012	2013
Power	94%	69%	25%	26%	26%
Fuel	92%	72%	58%	32%	6%

Capital Expenditures and Capital Resources

Including amounts already spent to date, we expect to incur total capital expenditures of $1.674 billion to comply with the limitations on SO2, NOx and mercury emissions under the Maryland Healthy Air Act. As of December 31, 2008, we have paid approximately $997 million for capital expenditures related to the Maryland Healthy Air Act. For the year ended December 31, 2008, we paid $641 million for capital expenditures, of which $497 million related to the Maryland Healthy Air Act. The following table details the expected timing of payments for our estimated capital expenditures for 2009 and 2010 (in millions):

	2009	2010
Maryland Healthy Air Act	$490	$187
Other environmental	29	30
Maintenance	135	106
Construction	52	55
Other	3	5

Total	$709	$383

We expect that available cash, proceeds from redemption of preferred shares in Mirant Americas and future cash flows from operations will be sufficient to fund these capital expenditures.

Consolidated Financial Performance

We reported net income of $1.217 billion, $169 million and $922 million for the years ended December 31, 2008, 2007 and 2006, respectively. The change in net income is detailed as follows (in millions):

	Years Ended December 31,
	2008	2007	Increase/ (Decrease)	2007	2006	Increase/ (Decrease)
Realized gross margin	$1,038	$1,084	$(46)	$1,084	$834	$250
Unrealized gross margin	676	(479)	1,155	(479)	484	(963)

Total gross margin	1,714	605	1,109	605	1,318	(713)

Operating Expenses:
Operations and maintenance
Nonaffiliate	239	216	23	216	198	18
Affiliate	173	144	29	144	135	9
Depreciation and amortization	92	81	11	81	74	7
Gain on sales of assets, net	(8)	—	(8)	—	(7)	7

Total operating expenses	496	441	55	441	400	41

Operating income	1,218	164	1,054	164	918	(754)
Total other expense (income), net
Nonaffiliate	1	(5)	6	(5)	(2)	(3)
Affiliate	—	—	—	—	(2)	2

Net income	$1,217	$169	$1,048	$169	$922	$(753)

The following discussion includes non-GAAP financial measures because we present our consolidated financial performance in terms of gross margin. Gross margin is our operating revenue less cost of fuel, electricity and other products, and excludes depreciation and amortization. We present gross margin, excluding depreciation and amortization, and realized gross margin separately from unrealized gross margin in order to be consistent with how we manage our business. Therefore, it may not be possible to compare our non-GAAP financial measures with those of other companies which also present similar non-GAAP financial measures. We encourage our investors to review our consolidated financial statements and other publicly filed reports in their entirety and not to rely on a single financial measure.

Commodity Prices

Refer to “Commodity Prices” above for Mirant Americas Generation.

Results of Operations

Operating Statistics

Our Net Capacity Factor was 33% for the year ended December 31, 2008, compared to 37% and 36% for the years ended December 31, 2007 and 2006, respectively. Our power generation volumes for the year ended December 31, 2008 (in gigawatt hours) were 14,999 compared to 16,832 and 16,608 for the years ended December 31, 2007 and 2006, respectively. See “Mid-Atlantic” in “Operating Statistics” in “Results of Operations—Mirant Americas Generation” above for additional details on Net Capacity Factor and power generation volumes.

2008 versus 2007

Gross Margin

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our realized and unrealized gross margin, additional related details and variance explanations.

Operating Expenses

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our operating expenses variance explanations.

2007 versus 2006

Gross Margin

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our realized and unrealized gross margin, additional related details and variance explanations.

Operating Expenses

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our operating expenses variance explanations.

Liquidity and Capital Resources

Sources of Funds

The principal sources of liquidity for our future operations and capital expenditures are expected to be: (1) existing cash on hand and cash flows from the operations of the Company and its subsidiaries; (2) redemptions of the preferred shares of Mirant Americas; (3) at its discretion, capital contributions or advances from Mirant North America or letters of credit under its senior credit facilities; and (4) at their discretion, capital contributions from Mirant Corporation and Mirant Americas.

At December 31, 2008, we had $125 million of cash, which amount was available under the leveraged lease documents for distribution to Mirant North America.

The availability of capital contributions, advances or letters of credit under Mirant North America’s senior credit facilities is subject to the discretion of Mirant North America and such accommodations may not be available as a source of liquidity to Mirant Mid-Atlantic.

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2008, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated U.S. Treasury money market funds.

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

Uses of Funds

Our requirements for liquidity and capital resources, other than for the day-to-day operation of our generating facilities, are significantly influenced by capital expenditures and payments under our leveraged leases.

Capital Expenditures.    Capital expenditures were $641 million, $531 million and $112 million for the years ended December 31, 2008, 2007 and 2006, respectively. Our capital expenditures for 2009 and 2010 are expected to be approximately $709 million and $383 million, respectively. This forecast does not assume any construction of new generating units during the forecast period. Instead, the current capital expenditure program, which is expected to be funded by cash on hand, proceeds from redemption of preferred shares in Mirant Americas and operating cash flow, focuses on efficiency, safety, reliability and compliance with existing environmental laws and obligations under consent decrees to which we are a party, including capital expenditures made to comply with the limitations for SO2, NOx and mercury emissions under the Maryland Healthy Air Act. For a more detailed discussion of environmental expenditures we expect to incur in the future, see Item 1. “Business”.

Operating Leases.    We lease the Dickerson and Morgantown baseload units and associated property through 2029 and 2034, respectively, and have an option to extend the leases. Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. We are accounting for these leases as operating leases. While there is variability in the scheduled payment amounts over the lease term, we recognize rent expense for these leases on a straight-line basis in accordance with the applicable accounting literature. Rent expense under our leases was $96 million for the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008, the total notional minimum lease payments for the remaining term of the leases aggregated approximately $2 billion and the aggregate termination value for the leases was approximately $1.4 billion and generally decreases over time. In addition, we are required to post rent reserves in an aggregate amount equal to the greater of the next six months rent, 50% of the next 12 months rent or $75 million.

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

Our debt obligations, off-balance sheet arrangements and contractual obligations as of December 31, 2008, are as follows (in millions):

	Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations by Year
	Total	2009	2010	2011	2012	2013	>5 Years
Long-term debt	$37	$5	$5	$6	$5	$6	$10
Generating units operating leases	2,013	142	140	134	132	138	1,327
Other operating leases	32	5	5	4	2	2	14
Fuel commitments	1,254	374	335	314	196	35	—
Maryland Healthy Air Act	677	490	187	—	—	—	—
Other	152	108	15	7	7	4	11

Total payments	$4,165	$1,124	$687	$465	$342	$185	$1,362

Our contractual obligations table does not include our derivative obligations which are discussed in Note 3 to our consolidated financial statements contained elsewhere in this report and our asset retirement obligations which are discussed in Note 8 to our consolidated financial statements contained elsewhere in this report.

Long-term debt consists of a capital lease by Mirant Chalk Point and is reflected in the current portion of long-term debt and long-term debt on our consolidated balance sheets. Long-term debt also includes estimated interest on the capital lease.

Operating leases are off-balance sheet arrangements. These amounts primarily relate to our minimum lease payments associated with our lease of the Dickerson and Morgantown baseload units at our Mid-Atlantic facilities.

Fuel commitments primarily relate to long-term coal agreements and related transportation agreements, entered into on our behalf by our affiliate, Mirant Energy Trading.

Maryland Healthy Air Act commitments reflect the remaining capital expenditures that we expect to incur to comply with the limitations for SO2, NOx and mercury emissions under the Maryland Healthy Air Act.

Other represents open purchase orders less invoices received related to open purchase orders for general procurement of products and services purchased in the ordinary course of business. These include construction, maintenance and labor activities at our generating facilities. Other also includes limestone supply and transportation agreements, entered into on our behalf by our affiliate, Mirant Energy Trading.

Cash Flows

The changes in our cash flows are detailed as follows (in millions):

	Years Ended December 31,
	2008	2007	Increase/ (Decrease)	2007	2006	Increase/ (Decrease)
Cash and cash equivalents, beginning of period	$242	$75	$167	$75	$276	$(201)
Net cash provided by operating activities	597	750	(153)	750	468	282
Net cash provided by (used in) investing activities	(667)	(526)	(141)	(526)	26	(552)
Net cash used in financing activities	(47)	(57)	10	(57)	(695)	638

Cash and cash equivalents, end of period	$125	$242	$(117)	$242	$75	$167

2008 versus 2007

Operating Activities.    Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities decreased $153 million for the year ended December 31, 2008, compared to the same period in 2007, primarily as a result of the following:

—	an increase in cash used of $52 million related to an increase in operations and maintenance expenses. See “Results of Operations” for additional discussion;

—

a decrease in realized gross margin of $36 million in 2008, compared to the same period in 2007, excluding the non-cash change in lower of cost or market inventory adjustments of $10 million, of which $13 million was recognized in the fourth quarter of 2008. See “Results of Operations” for additional discussion of our performance in 2008 compared to the same period in 2007;

—	an increase in cash used of $29 million as a result of changes in our materials and supplies and fuel stock inventories; and

—

an increase in cash used of $36 million related to changes in net accounts receivable, accounts payable and accrued liabilities and other changes in working capital in 2008 compared to 2007, primarily as a result of increases in power prices in 2008.

Investing Activities.    Net cash used in investing activities increased by $141 million for the year ended December 31, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

—	an increase in cash used of $110 million in capital expenditures in 2008 as compared to 2007, primarily because of our environmental capital expenditures for our Maryland generating facilities;

—

an increase in cash used of $37 million primarily related to $34 million placed in an escrow account in September 2008 to satisfy the conditions of Mirant Potomac River’s settlement agreement with the City of Alexandria; partially offset by

—	an increase of $6 million in proceeds from the sales of assets in 2008 as compared to 2007, primarily related to sale of excess emissions allowances.

Financing Activities.    Net cash used in financing activities decreased by $10 million for the year ended December 31, 2008, compared to the same period in 2007. This difference was primarily a result of the following:

—	a decrease in cash used of $9 million as a result of distributions of $325 million to our member in 2008, as compared to $334 million in 2007;

—

an increase in cash provided of $26 million as a result of the redemption of Series A preferred stock issued by Mirant Americas. See Note 4 to our consolidated financial statements contained elsewhere in this report for additional information related to the redemption of preferred shares; partially offset by

—	a decrease in cash provided of $24 million as a result of capital contributions. In 2008, we received capital contributions of $250 million compared to $274 million in 2007.

2007 versus 2006

Operating Activities.    Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities increased $282 million for the year ended December 31, 2007, compared to the same period in 2006, primarily as a result the following:

—

an increase in realized gross margin of $209 million for the year ended December 31, 2007, compared to 2006, excluding the non-cash change in lower of cost or market inventory adjustments of $41 million. See “Results of Operations” for additional discussion of our improved performance in 2007 compared to the same period in 2006;

—

an increase of $72 million primarily related to changes in our materials and supplies and fuel stock and emissions allowances inventories. In 2007, fuel inventory increased $14 million and emissions inventory decreased $23 million. In 2006, fuel inventory increased $7 million and emissions inventory increased $56 million;

—

an increase of $69 million relating to net accounts receivable and accounts payable. The change in net accounts receivable and accounts payables for the year ended December 31, 2007, was a source of cash of $9 million compared to a use of cash of $60 million for the year ended December 31, 2006; and

—	an increase of $13 million related to all other changes in operating assets and liabilities.

The increases in operating activities were partially offset by the following:

—	a decrease of $27 million resulting from an increase in operations and maintenance expenses. See “Results of Operations” for further discussion; and

—

a decrease of $54 million as a result of changes in posted funds on deposit, principally related to a reduction of $56 million in cash collateral posted in connection with the Mirant Mid-Atlantic lease upon posting $75 million of letters of credit in 2006.

Investing Activities.    Net cash used in investing activities increased by $552 million for the year ended December 31, 2007, compared to 2006. This difference was primarily a result of the following:

—	an increase of $419 million in capital expenditures for 2007 as compared to 2006, primarily due to our environmental capital expenditures in 2007;

—	a decrease in cash provided of $124 million as a result of the repayment of notes receivable from affiliate in 2006;

—	a decrease of $12 million in proceeds from property sales of assets, primarily as a result of the receipt of $12 million in 2006 from the sale of a building; and

—	an increase of $3 million in proceeds from property insurance in 2007.

Financing Activities.    Net cash provided by financing activities increased by $638 million for the year ended December 31, 2007, compared to the same period in 2006. The increase is primarily a result of the following:

—	in 2007, we distributed $334 million to its member compared to $693 million for the same period in 2006;

—	in 2007, we received capital contributions of $274 million; and

—	in 2007, we received $5 million from the redemption of preferred stock issued by Mirant Americas.

Critical Accounting Estimates (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The accounting policies described below are considered critical to obtaining an understanding of our consolidated financial statements because their application requires significant estimates and judgments by management in preparing our consolidated financial statements. Management’s estimates and judgments are inherently uncertain and may differ significantly from actual results achieved. Management considers an accounting estimate to be critical if the following conditions apply:

—	the estimate requires significant assumptions; and

—	changes in the estimate could have a material effect on our consolidated results of operations or financial condition; or

—	if different estimates that could have been selected had been used, there could be a material effect on our consolidated results of operations or financial condition.

We have discussed the selection and application of these accounting estimates with the Audit Committee of the Board of Directors and our independent auditors. It is management’s view that the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, actual results can differ significantly from those estimates under different assumptions and conditions. The sections below contain information about our most critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop the estimates.

Revenue Recognition and Accounting for Energy Trading and Marketing Activities

Nature of Estimates Required.    We utilize two comprehensive accounting models, an accrual model and a fair value model, in reporting our consolidated financial position and results of operations. We determine the appropriate model for our operations based on applicable accounting standards.

The accrual model is used to account for our revenues from the sale of energy, capacity and ancillary services. We recognize revenue when earned and collection is probable as a result of electricity delivered to customers pursuant to contractual commitments that specify volume, price and delivery requirements. Sales of energy are based on economic dispatch, or they may be ‘as-ordered’ by an ISO or RTO, based on member participation agreements, but without an underlying contractual commitment. ISO and RTO revenues and revenues for sales of energy based on economic-dispatch are recorded on the basis of MWh delivered, at the relevant day-ahead or real-time prices.

The fair value model is used to measure fair value on a recurring basis for derivative energy contracts that hedge economically our electricity generating facilities or that are used in Mirant Americas Generation’s and Mirant North America’s proprietary trading and fuel oil management activities. We use a variety of derivative financial instruments, such as futures, forwards, swaps and option contracts, in the management of our business. Such derivative financial instruments have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Pursuant to SFAS 133, derivative financial instruments are reflected in our financial statements at fair value, with changes in fair value recognized currently in earnings unless they qualify for a scope exception. Management considers fair value techniques and valuation adjustments related to credit and liquidity to be critical accounting estimates. These estimates are considered significant because they are highly susceptible to change from period to period and are dependent on many subjective factors. The fair value of derivative financial instruments is included in derivative contract assets and liabilities in our consolidated balance sheets. Transactions that are not accounted for using the fair value model under SFAS 133 are either not derivatives or qualify for a scope exception and are accounted for under accrual accounting. With the adoption of SFAS 157 on January 1, 2008, we no longer defer unobservable inception gains and losses, which are transacted at different prices between the bid price and the ask price.

Key Assumptions and Approach Used.    Determining the fair value of our derivatives is based largely on observable quoted prices from exchanges and independent brokers in active markets. Our view is that these prices represent the best available information for valuation purposes. For most delivery locations and tenors where we have positions, we receive multiple independent broker price quotes. If no active market exists, we estimate the fair value of certain derivative financial instruments using price extrapolation, interpolation and other quantitative methods. Fair value estimates involve uncertainties and matters of significant judgment. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Mirant Americas Generation’s and Mirant North America’s assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 1% of their total assets and less than 1% of their total liabilities measured at fair value at December 31, 2008. Mirant Mid-Atlantic did not have any assets or liabilities measured at fair value classified as Level 3 in the fair value hierarchy at December 31, 2008. Note 3 to our consolidated financial statements contained elsewhere in this report explains the fair value hierarchy.

The fair value of derivative contract assets and liabilities in our consolidated balance sheets is also affected by our assumptions as to time value, credit risk and nonperformance risk. The nominal value of the contracts is discounted using a forward interest rate curve based on LIBOR. In addition, the fair value of our derivative contract assets is reduced to reflect the estimated default risk of counterparties on their contractual obligations to us. The default risk of our counterparties for a significant portion of our overall net position is measured based on published spreads on credit default swaps. The fair value of our derivative contract liabilities is reduced to reflect our estimated risk of default on our contractual obligations to counterparties. The credit risk reflected in the fair value of our derivative contract assets and the nonperformance risk reflected in the fair value of our derivative contract liabilities are calculated with consideration of our master netting agreements with counterparties and our exposure is reduced by cash collateral posted to us against these obligations.

Effect if Different Assumptions Used.    The amounts recorded as revenue or cost of fuel, electricity and other products change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting under SFAS 133, certain components of our financial statements, including gross margin, operating income and balance sheet ratios, are at times volatile and subject to fluctuations in value primarily as a result of changes in energy and fuel prices. Significant negative changes in fair value could require us to post additional collateral either in the form of cash or letters of credit. Because the fair value measurements of our material assets and liabilities are based on observable market information, there is not a significant range of values around the fair value estimate. For our derivative financial instruments that are measured at fair value using quantitative pricing models, a significant change in estimate could affect our results of operations and cash flows at the time contracts are ultimately settled. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for further sensitivities in our assumptions used to calculate fair value. See Note 3 to our consolidated financial statements contained elsewhere in this report for further information on derivative financial instruments related to energy trading and marketing activities.

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

Key Assumptions and Approach Used.    Estimated useful lives are the mechanism by which we allocate the cost of long-lived assets over the asset’s service period. We perform depreciation studies periodically to update changes in estimated useful lives. The actual useful life of an asset could be affected by changes in estimated or actual commodity prices, environmental regulations, various legal factors, competitive forces and our liquidity and ability to sustain required maintenance expenditures and satisfy asset retirement obligations. We use composite depreciation for groups of similar assets and establish an average useful life for each group of related assets. In accordance with SFAS 144, we cease depreciation on long-lived assets classified as held for sale. Also, we may revise the remaining useful life of an asset held and used subject to impairment testing. See Note 5 to our consolidated financial statements contained elsewhere in this report for additional information related to our property, plant and equipment.

Effect if Different Assumptions Used.    The determination of estimated useful lives is dependent on subjective factors such as expected market conditions, commodity prices and anticipated capital expenditures. Since composite depreciation rates are used, the actual useful life of a particular asset may differ materially from the useful life estimated for the related group of assets. A 10% increase in the weighted average useful lives of Mirant Americas Generation’s and Mirant North America’s facilities would result in a $15 million decrease in annual depreciation expense. A 10% increase in the weighted average useful lives of Mirant Mid-Atlantic’s facilities would result in a $12 million decrease in its annual depreciation expense. A 10% decrease in the weighted average useful lives of Mirant Americas Generation’s and Mirant North America’s facilities would result in a $14 million increase in their annual depreciation expense. A 10% decrease in the weighted average useful lives of Mirant Mid-Atlantic’s facilities would result in a $13 million increase in its annual depreciation expense. In the event the useful lives of significant assets were found to be shorter than originally estimated, depreciation expense may increase, liabilities recognized for future asset retirement obligations may be insufficient and impairments in the carrying value of tangible and intangible assets may result.

Asset Retirement Obligations

Nature of Estimates Required.    We account for asset retirement obligations under SFAS 143 and FIN 47. SFAS 143 and FIN 47 require an entity to recognize the fair value of a liability for conditional and unconditional asset retirement obligations in the period in which they are incurred. Retirement obligations associated with long-lived assets included within the scope of SFAS 143 and FIN 47 are those obligations for which a requirement exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. Asset retirement obligations are estimated using the estimated current cost to satisfy the retirement obligation, increased for inflation through the expected period of retirement and discounted back to present value at our credit-adjusted risk free rate. Mirant Americas Generation and Mirant North America have identified certain asset retirement obligations within their power generating operations and have a noncurrent liability of $40 million recorded as of December 31, 2008. Mirant Mid-Atlantic has identified certain retirement obligations with its power generating operations and has a noncurrent liability of $12 million recorded as of December 31, 2008. These asset retirement obligations are primarily related to asbestos abatement at some of our generating facilities, the removal of oil storage tanks, equipment on leased property and environmental obligations related to the closing of ash disposal sites. In the third quarter of 2008, Mirant Americas Generation and Mirant North America revised their current cost assumption for asbestos abatement at their generating facilities based on the actual costs they have incurred as part of the decommissioning of the Lovett facility. The revision resulted in an increase to the asset retirement obligation of approximately $2 million for Mirant Americas Generation and Mirant North America.

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

Effect if Different Assumptions Used.    We update liabilities associated with asset retirement obligations as significant assumptions change or as relevant new information becomes available. A 1% increase in Mirant Americas Generation’s and Mirant North America’s rate of inflation would result in an approximate $5 million increase to the asset retirement obligation recorded on their balance sheets as of December 31, 2008, and a 1% increase or decrease in their discount rate would result in an approximate $4 million change. A 1% increase in Mirant Mid-Atlantic’s rate of inflation would result in an approximate $2 million increase to the asset retirement obligation recorded on its balance sheet as of December 31, 2008, and a 1% increase or decrease in its discount rate would result in an approximate $2 million change.

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

SFAS 144 requires management to recognize an impairment charge if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible asset is less than the carrying value of that asset. We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangible assets for impairment whenever indicators of impairment exist or when we commit to sell the asset. These evaluations of long-lived assets and definite-lived intangible assets may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as other economic or operational analyses. If the carrying amount is not recoverable, an impairment charge is recorded.

Key Assumptions and Approach Used.    The determination of an impairment is a two-step process, the first of which involves comparing the undiscounted cash flows to the carrying value of the asset. If the carrying value exceeds the undiscounted cash flows, the fair value of the asset must be calculated on a discounted basis. The fair value of an asset is the price that would be received from a sale of the asset in an orderly transaction between market participants at the measurement date. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, when available. In the absence of quoted prices for identical or similar assets, fair value is estimated using various internal and external valuation methods. These methods include discounted cash flow analyses and reviewing available information on comparable transactions. The determination of fair value requires management to apply judgment in estimating future energy prices, environmental and maintenance expenditures and other cash flows. Our estimates of the fair value of the assets include significant assumptions about the timing of future cash flows, remaining useful lives and the selection of a discount rate that reflects the risk inherent in future cash flows.

Year Ended December 31, 2008

Background

We have goodwill recorded on the Mirant Mid-Atlantic balance sheets, which is eliminated upon consolidation at Mirant Americas Generation and Mirant North America. In accordance with SFAS 142, we are required to test the goodwill balance at Mirant Mid-Atlantic at least annually. We performed the goodwill assessment at October 31, 2008, which, by policy, is our annual testing date. In conducting step one of the goodwill impairment analysis for Mirant Mid-Atlantic, we noted that the carrying value exceeded the calculated fair value of Mirant Mid-Atlantic, indicating that step two of the goodwill impairment analysis was required. Based on the results of the step one goodwill impairment analysis, we were required to test Mirant Mid-Atlantic’s long-lived assets for impairment under SFAS 144 before completion of the step two test for goodwill as required under SFAS 142. As a result of the SFAS 144 assessment, we determined that no further analysis was needed as of December 31, 2008, as the undiscounted cash flows exceeded the carrying value for all asset groups reviewed by a significant amount for each asset group tested since the useful lives of the assets extend up to an additional 30 years. For additional information on the assumptions and results of the analysis see discussion of “Goodwill (Mirant Mid-Atlantic)”.

SFAS 144 Assumptions and Results

Our SFAS 144 assessment of the Mirant Mid-Atlantic generating facilities in the fourth quarter of 2008 included assumptions about future electricity and fuel prices, future capacity payments under the PJM RPM, the future costs of carbon under the RGGI and a subsequent federal cap-and-trade program and future capital expenditure requirements. Our assumptions related to future electricity and fuel prices were based on observable market prices to the extent available and long-term prices derived from proprietary fundamental market modeling. We assumed a decline in the long–term price of coal from market prices observable as of the valuation date. Our long-term capacity prices are based on the assumption that the PJM RPM capacity market would continue consistent with the current structure, with expected increases in revenue as a result of further declines in reserve margins for periods beyond those for which auctions have already been completed. The costs of carbon under the RGGI were based on the September 2008 auction results, escalating annually for periods beyond 2009. We also assumed that a federal carbon cap-and-trade program would be instituted in the next several years that will replace the RGGI. Capital expenditures include those costs necessary to complete the installation of pollution control equipment to comply with the limitations for SO2, NOx and mercury emissions under the Maryland Healthy Air Act and expenditures to maintain the operational performance of the generating facilities throughout their estimated useful lives.

For purposes of impairment testing, a long-lived asset or assets must be grouped at the lowest level of independent identifiable cash flows. Each generating facility was determined to be its own group. The leasehold improvements for each leased generating facility were determined to be their own group for impairment testing purposes.

Year Ended December 31, 2007

As a result of entering into an amendment to the 2003 Consent Decree that switched the deadlines for shutting down units 4 and 5 and an agreement with the Town of Stony Point that set the 2007 and 2008 assessed value for property tax purposes for the Lovett facility, Mirant Americas Generation and Mirant North America tested the recoverability of the Lovett facility under SFAS 144 in the second quarter of 2007. See Item 1. “Business” for additional information on the 2003 Consent Decree. Mirant Americas Generation’s and Mirant North America’s estimate of cash flows related to our impairment analysis of our Lovett generating facility involved considering scenarios for the future expected operation of the Lovett facility. The most likely scenario considered was the shutdown of unit 5 by April 30, 2008, according to the amended 2003 Consent Decree. Mirant Americas Generation and Mirant North America also considered a scenario that assumed operations, utilizing coal as the primary fuel source, through 2012 to allow the Lovett facility to continue to contribute to the reliability of the electric system of the State of New York. As a result of the analysis, Mirant Americas Generation and Mirant North America recorded an impairment of long-lived assets of $175 million in the second quarter of 2007 to reduce the carrying value of the Lovett facility to its estimated fair value.

Year Ended December 31, 2006

In 2006, Mirant Americas Generation’s and Mirant North America’s assessment of the Bowline unit 3 suspended construction project resulted in the conclusion that the Bowline 3 project as configured and permitted was not economically viable. As a result of this conclusion, Mirant Americas Generation and Mirant North America determined the estimated value of the equipment and project termination liabilities. The carrying value of the development and construction costs for Bowline unit 3 exceeded the estimated undiscounted cash flows from the abandonment of the project. Mirant Americas Generation and Mirant North America recorded an impairment of $120 million and $118 million respectively, which is reflected in impairment losses on the consolidated statements of operations for the year ended December 31, 2006.

Effect if Different Assumptions Used.    The estimates and assumptions used to determine whether an impairment exists are subject to a high degree of uncertainty. The estimated fair value of an asset would change if different estimates and assumptions were used in our applied valuation techniques, including estimated undiscounted cash flows, discount rates and remaining useful lives for assets held and used. If actual results are not consistent with the assumptions used in estimating future cash flows and asset fair values, we may be exposed to additional losses that could be material to our results of operations. See Note 5 to our consolidated financial statements contained elsewhere in this report for additional information on impairments.

Income Taxes

Mirant Americas Generation and Mirant North America

We are limited liability companies treated as branches of Mirant Americas for income tax purposes. As a result, Mirant Americas and Mirant have direct liability for the majority of the federal and state income taxes relating to our operations. Through December 31, 2005, we allocated current and deferred income taxes to each regarded corporate member entity of our consolidated group as if each regarded corporate entity member was a single taxpayer utilizing the asset and liability method to account for income taxes except with respect to recognizing certain current period tax benefits. Specifically, we did not record current period tax benefits on each regarded corporate entity’s ability to carry back its separate company current year NOL as realization of such losses is dependent on reimbursements from Mirant, which were at Mirant’s discretion under the tax sharing agreement. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. When necessary, deferred tax assets are reduced by a valuation allowance to reflect the amount that is estimated to be recoverable. In assessing the recoverability of our deferred tax assets, we consider whether it is likely that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Several significant changes to our tax posture occurred as a result of the Plan. Implementation of the Plan included the conversion of certain of our regarded corporate entities to limited liability companies coupled with the liquidation and/or merger of these regarded corporate entities into other disregarded corporate entities for income tax purposes. As a result, certain subsidiaries previously treated as regarded corporate entities for income tax purposes have either been liquidated or converted into disregarded entities for income tax purposes pursuant to the Plan. Additionally, certain partnerships owned by the regarded corporate entities were also liquidated, and now form part of these disregarded entities for income tax purposes. The result of the above Plan effects was to eliminate our recording of tax expense and benefit prospectively with respect to the liquidated regarded corporate entities. Furthermore, with respect to those liquidated regarded corporate entities, all previously existing deferred tax assets and liabilities were eliminated as of December 31, 2005. Certain of our other subsidiaries continue to exist as regarded corporate entities for income tax purposes, including Hudson Valley Gas, Mirant Kendall and Mirant Special Procurement, Inc. In May 2007, Mirant New York was converted to a limited liability company, resulting in the elimination of any existing deferred tax assets and liabilities related to Mirant New York.

When it emerged from bankruptcy, Mirant terminated the tax sharing agreement with its direct and indirect wholly-owned regarded corporate entities. As a result, Mirant’s direct and indirect wholly-owned regarded corporate entities are no longer responsible for reimbursing Mirant for their intercompany tax obligations attributable to their operations. Accordingly, our income tax receivables and payables with Mirant or Mirant Americas were resolved pursuant to a global settlement under the Plan whereby intercompany receivables and payables received no distribution. The income tax payables and receivables related to Mirant New York, which remained in bankruptcy at December 31, 2006, were resolved upon its emergence from bankruptcy, which became effective on April 16, 2007; however, for financial statement purposes, we recorded the effects of the Plan on March 31, 2007.

As a result of changes in Mirant’s stock ownership, including Mirant’s repurchases of shares of common stock since July 11, 2006, and the exercise of a significant number of warrants for Mirant common stock during 2008, Mirant experienced an “ownership change” within the meaning of Internal Revenue Code §382 as amended, in the third quarter of 2008. Our annual limitation on the amount of taxable income that can be offset by our then existing NOLs has been redetermined as of the date of that ownership change. We do not expect that the ability to offset any future taxable income with existing NOLs under the redetermined annual limitation will be significantly different from our ability to do so under the annual limitation prior to the ownership change that occurred in the third quarter of 2008. However, if Mirant experiences another ownership change after December 31, 2008, at or near its recent stock price levels, the redetermined annual limitation for Mirant Americas Generation and Mirant North America could be lower and could result in the recognition of additional current tax expense in future periods.

For those subsidiaries that continue to exist as corporate regarded entities, we allocate current and deferred income taxes to each corporate regarded entity as if such entity were a single taxpayer utilizing the asset and liability method to account for income taxes. To the extent we provide tax expense or benefit, any related tax payable or receivable to Mirant is reclassified to equity in the same period.

The determination of a valuation allowance requires significant judgment as to the generation of taxable income during future periods for which temporary differences are expected to be deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including our past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies.

Additionally, we have not recognized any tax benefits relating to tax uncertainties arising in the ordinary course of business that are less than or subject to the measurement threshold of the more-likely-than-not standard prescribed under FIN 48. These unrecognized tax benefits may be either a tax liability or an adjustment to our NOLs based on the specific facts of each tax uncertainty. We periodically assess our tax uncertainties based on the latest information available. The amount of the unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in our filed or yet to be filed tax returns.

Mirant Mid-Atlantic

We are a limited liability company that was formed on July 12, 2000, and previously treated as a partnership for income tax purposes. We were solely liable for the federal and state taxes resulting from Mirant Mid-Atlantic’s operations. In October 2002, we converted to a branch for income tax purposes. As a result, we had sole direct liability for the majority of the federal and state income taxes resulting from our operations. Those state taxes for which we were liable have been included in the accompanying consolidated statements of operations. When it emerged from bankruptcy, Mirant terminated the tax sharing agreement with its direct and indirect wholly-owned regarded corporate entities. As a result, Mirant’s direct and indirect wholly-owned regarded corporate entities are no longer responsible for intercompany tax obligations attributable to their operations and Mirant Americas no longer has sole liability for our intercompany tax obligations. Mirant Americas still has the sole direct liability for the state income taxes resulting from Mirant Mid-Atlantic’s operations.

Goodwill (Mirant Mid-Atlantic)

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

Key Assumptions and Approach Used.    The accounting estimates related to determining the fair value of goodwill require management to make assumptions about cost of capital, future revenues, operating costs, capital expenditures and forward commodity prices over the life of the assets as well as evaluating observable market data. Our assumptions about future revenues, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future.

We performed our annual test for goodwill impairment effective October 31, 2008. The test was based upon our most recent business plan and market data from independent sources. We utilized multiple valuation approaches in arriving at a fair value of our reporting unit for purposes of the test, including an income approach involving discounted cash flows and a market approach involving recent comparable transactions and trading multiples of peer companies. The annual evaluation of goodwill indicated that the carrying value of the reporting unit exceeded the fair value, requiring the second step of the goodwill analysis to be performed. Based on the results of the step one goodwill impairment analysis, we were required to test our long-lived assets for impairment under SFAS 144. The long-lived assets must be first tested for impairment before completion of the step two test for goodwill as required under SFAS 142. As a result of the SFAS 144 assessment, we determined that no further analysis was needed as of December 31, 2008, as the undiscounted cash flows exceeded the carrying value for all asset groups reviewed by a significant amount for each asset group tested since the useful lives of the assets extend up to an additional 30 years. See Note 5 to our consolidated financial statements contained elsewhere in this report for additional information related to our property, plant and equipment.

The critical assumptions used in our income valuation approach included assumptions as to future electricity and fuel prices, future capacity prices, future levels of gross domestic product growth, levels of supply and demand, future operating expenditures and capital expenditure requirements and estimates of our weighted average cost of capital. The assumptions included capital expenditures required to install pollution control equipment in order to comply with Maryland Healthy Air Act as well as additional operating costs associated with the ongoing operation of the pollution control equipment. The assumptions also included costs associated with complying with regional and expected federal carbon emissions legislation. In addition, the assumptions exclude general corporate overhead allocations, but include overhead allocations from Mirant Energy Trading. We assigned a 60% weighting to the income approach and a 40% weighting to the market approach to determine the fair value of the reporting unit, as we considered the income approach more representative of a market participant’s view of fair value given the current distressed market conditions. However, a change in the relative weightings between the income and market approach would have no effect on the outcome of the goodwill impairment analysis. The results of the second step of the goodwill analysis indicated that no impairment of goodwill exists as the implied value of the goodwill exceeded the carrying value.

Effect if Different Assumptions Used.    The above assumptions were critical to our determination of the fair value of the business unit. The results of the second step of our analysis indicated that the implied value of the goodwill exceeded the carrying value by approximately $400 million. We analyzed sensitivities on the effect of price changes in natural gas, coal and payments received under the PJM RPM capacity auction. A hypothetical decrease of 10% in the fair value of our reporting unit would not result in the recognition of an impairment of our goodwill. However, the combined subjectivity and sensitivity of our assumptions and estimates used in our goodwill impairment analysis could result in a reasonable person reaching a different conclusion regarding those critical assumptions and estimates, possibly resulting in an impairment charge having been required for all or a portion of our goodwill.

Loss Contingencies

Nature of Estimates Required.    We record loss contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. We consider loss contingency estimates to be critical accounting estimates because they entail significant judgment regarding probabilities and ranges of exposure, and the ultimate outcome of the proceedings is unknown and could have a material adverse effect on our results of operations, financial condition and cash flows. We currently have loss contingencies related to litigation, environmental matters, tax matters and others.

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

Effect if Different Assumptions Used.    Revisions in our estimates of potential liabilities could materially affect our results of operations and the ultimate resolution may be materially different from the estimates that we make.

Litigation

See Note 13 to our consolidated financial statements contained elsewhere in this report for further information related to our legal proceedings.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Fair Value Measurements

We are exposed to market risks associated with commodity prices, interest rates and credit risk. We adopted SFAS 157 on January 1, 2008, which affected our valuation, presentation and disclosure of derivative financial instruments used to mitigate our commodity price risk. See Note 3 to our consolidated financial statements contained elsewhere in this report for further information on the adoption of SFAS 157. We also adopted FSP FIN 39-1 on January 1, 2008, and elected to discontinue the net presentation of assets and liabilities subject to master netting agreements. See Note 2 to our consolidated financial statements contained elsewhere in this report for further information on the adoption of FSP FIN 39-1. The election to present our derivative contract assets and liabilities on a gross basis does not affect our credit risk or value at risk at December 31, 2008.

Mirant Americas Generation and Mirant North America

The estimated net fair value of our derivative contract assets and liabilities was a net asset of $655 million at December 31, 2008. The following table provides a summary of the factors affecting the change in fair value of the derivative contract asset and liability accounts for the year ended December 31, 2008 (in millions):

Fair value of portfolio of assets and liabilities at January 1, 2008, net[1]	$(129)
Gains recognized in the period, net:
New contracts and other changes in fair value[2]	583
Roll off of previous values[3]	326
Purchases, issuances and settlements[4]	(125)

Fair value of portfolio of assets and liabilities at December 31, 2008, net	$655

[1]	Reflects our portfolio of derivative contract assets and liabilities at December 31, 2007, adjusted for a day one net gain of $1 million recognized upon adoption of SFAS 157 on January 1, 2008.
[2]

The fair value, as of the end of each quarterly reporting period, of contracts entered into during each quarterly reporting period and the gains or losses attributable to contracts that existed as of the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period.

[3]	The fair value, as of the beginning of each quarterly reporting period, of contracts that settled during each quarterly reporting period.
[4]	Denotes cash settlements during each quarterly reporting period of contracts that existed at the beginning of each quarterly reporting period.

Mirant Mid-Atlantic

The estimated net fair value of our derivative contract assets and liabilities was a net asset of $526 million at December 31, 2008. The following table provides a summary of the factors affecting the change in fair value of the derivative contract asset and liability accounts for the year ended December 31, 2008 (in millions):

Fair value of portfolio of assets and liabilities at January 1, 2008, net[1]	$(150)
Gains recognized in the period, net:
New contracts and other changes in fair value[2]	493
Roll off of previous values[3]	277
Purchases, issuances and settlements[4]	(94)

Fair value of portfolio of assets and liabilities at December 31, 2008, net	$526

[1]	Reflects our portfolio of derivative contract assets and liabilities at December 31, 2007, adjusted for a day one net gain of $3 million recognized upon adoption of SFAS 157 on January 1, 2008.
[2]

The fair value, as of the end of each quarterly reporting period, of contracts entered into during each quarterly reporting period and the gains or losses attributable to contracts that existed as of the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period.

[3]	The fair value, as of the beginning of each quarterly reporting period, of contracts that settled during each quarterly reporting period.
[4]	Denotes cash settlements during each quarterly reporting period of contracts that existed at the beginning of each quarterly reporting period.

The tables above do not include long-term coal agreements that are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in derivative contract assets and liabilities in the accompanying consolidated balance sheets. As of December 31, 2008, these coal agreements had an estimated net fair value of approximately $38 million, which includes a credit reserve of $18 million for the estimated default risk of our coal suppliers. See “Long-Term Coal Agreement Risk” for further discussion later in this section.

As discussed in Note 2 to our consolidated financial statements contained elsewhere in this report, we did not elect the fair value option for any financial instruments under SFAS 159. However, we do transact using derivative financial instruments which are required to be recorded at fair value under SFAS 133 in our consolidated balance sheets.

Commodity Price Risk

In connection with our business of generating electricity, we are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, the price of electricity produced and sold and the fair value of our fuel inventories. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce is sold in the spot market. In addition, the open positions in Mirant Americas Generation’s and Mirant North America’s proprietary trading and fuel oil management activities expose those companies to risks associated with changes in energy commodity prices. As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See “Critical Accounting Estimates” for a discussion of the accounting treatment for asset management, proprietary trading and fuel oil management activities.

The financial performance of our business of generating electricity is influenced by the difference between the variable cost of converting a fuel, such as natural gas, oil or coal, into electricity, and the revenue we receive from the sale of that electricity. The difference between the cost of a specific fuel used to generate one MWh of electricity and the market value of the electricity generated is commonly referred to as the “conversion spread.” Absent the effects of our derivative contract activities, the operating margins that we realize are equal to the difference between the aggregate conversion spread and the cost of operating the facilities that produce the electricity sold.

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

Through our asset management activities, we enter into a variety of exchange-traded and OTC energy and energy-related derivative financial instruments, such as forward contracts, futures contracts, option contracts and financial swap agreements, to manage our exposure to commodity price risks and changes in conversion spreads. These contracts have varying terms and durations which range from a few days to years, depending on the instrument. Mirant Americas Generation’s and Mirant North America’s proprietary trading activities also utilize similar contracts in markets where we have a physical presence to attempt to generate incremental gross margin. Mirant Americas Generation’s and Mirant North America’s fuel oil management activities use derivative financial instruments to hedge economically the fair value of physical fuel oil inventories and to optimize the approximately three and one half million barrels of storage capacity that they own or lease.

Derivative energy contracts that are required to be reflected at fair value are presented as derivative contract assets and liabilities in the accompanying consolidated balance sheets. The net changes in their fair market values are recognized in income in the period of change. The determination of fair value considers various factors, including closing exchange or OTC market price quotations, time value, credit quality, liquidity and volatility factors underlying options. See Item 7. “Critical Accounting Estimates” for the accounting treatment of asset management, proprietary trading and fuel oil management activities

Counterparty Credit Risk

The valuation of our derivative contract assets is affected by the default risk of the counterparties with which we transact. Mirant Americas Generation and Mirant North America recognized a reserve, which is reflected as a reduction of their derivative contract assets, related to counterparty credit risk of $52 million and $4 million at December 31, 2008 and December 31, 2007, respectively. Mirant Mid-Atlantic recognized a reserve, which is reflected as a reduction of its derivative contract assets, related to counterparty credit risk of $51 million and $2 million at December 31, 2008 and December 31, 2007, respectively.

We have historically calculated the credit reserve for all of our derivative contract assets considering our current exposure, net of the effect of credit enhancements, and potential loss exposure from the financial commitments in our risk management portfolio, and applied historical default probabilities using current credit ratings of our counterparties. In accordance with SFAS 157, we calculate the credit reserve through consideration of observable market inputs, when available. In the third quarter of 2008, we changed the methodology used to calculate our credit reserve for our non- collateralized power hedges entered into by Mirant Mid-Atlantic with our major trading partners, which represents 78% of the net notional position for Mirant Americas Generation and Mirant North America and 83% of the net notional position for Mirant Mid-Atlantic at December 31, 2008. These transactions are senior unsecured obligations of Mirant Mid-Atlantic and the counterparties and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. Commencing in the third quarter of 2008, we began to calculate a credit reserve using published spreads on credit default swaps applied to our current exposure and potential loss exposure from the financial commitments in our risk management portfolio. We apply a similar approach to calculate the fair value of our coal contracts that are not included in derivative contract assets and liabilities in the consolidated balance sheets and which also do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in coal prices. We do not, however, transact in credit default swaps or any other credit derivative. The change in our methodology resulted in an increase to the credit reserve of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic at December 31, 2008, of approximately $47 million on our derivative contract assets. An increase of 10% in the spread of credit default swaps of our major trading partners for our non-collateralized power hedges entered into by Mirant Mid-Atlantic would result in an increase of $5 million in the credit reserve of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic as of December 31, 2008. An increase of 10% in the spread of credit default swaps of our coal suppliers would result in an increase of $2 million in the $18 million credit reserve of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic related to long-term coal agreements that are not included in derivative contract assets and liabilities in the accompanying consolidated balance sheets as of December 31, 2008.

The default risk for the remainder of the portfolio is generally offset by cash collateral or other credit enhancements. For the remainder of our risk management portfolio, we will continue to use published historical default probabilities to calculate a credit reserve applied to our current exposure, net of the effect of credit enhancements, and potential loss exposure from the financial commitments. Potential loss exposure is calculated as our current exposure plus a calculated five-day value at risk. An increase in counterparty credit risk could affect the ability of our counterparties to deliver on their obligations to us. As a result, we may require our counterparties to post additional collateral or provide other credit enhancements. A downgrade of one notch in the average credit rating of our counterparties in this portion of the portfolio would result in an increase of $1 million in the credit reserve of Mirant Americas Generation and Mirant North America as of December 31, 2008.

Once Mirant Americas Generation and Mirant North America have delivered a physical commodity or have financially settled the credit risk, they are subject to collection risk. Collection risk is similar to credit risk and collection risk is accounted for when we establish our provision for uncollectible accounts. We manage this risk using the same techniques and processes used in credit risk discussed above.

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic Credit Risk

In valuing our derivative contract liabilities, we apply a valuation adjustment for non-performance which is based on the probability of our default. We determine this non-performance adjustment value by multiplying our liability exposure, including outstanding balances for realized transactions, unrealized transactions and the effect of credit enhancements, by the one year probability of our default based on the current credit ratings of the Companies. The one year probability of default rate considers the tenor of our portfolio and the correlation of default between counterparties within our industry. The Companies non-performance adjustments related to their credit risk at December 31, 2008 were immaterial. A downgrade of one notch in the credit ratings of the Companies would have an immaterial effect on Mirant Americas Generation’s, Mirant North America’s or Mirant Mid-Atlantic’s consolidated statement of operations as of December 31, 2008.

Broker Quotes

In determining the fair value of our derivative contract assets and liabilities, we use third-party market pricing where available. We consider active markets to be those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Note 3 to our consolidated financial statements contained elsewhere in this report explains the fair value hierarchy. Our transactions in Level 1 of the fair value hierarchy primarily consist of natural gas and crude oil futures traded on the NYMEX and swaps cleared against NYMEX prices. For these transactions, we use the unadjusted published settled prices on the valuation date. Our transactions in Level 2 of the fair value hierarchy typically include non-exchange-traded derivatives such as OTC forwards, swaps and options. We value these transactions using quotes from independent brokers or other widely-accepted valuation methodologies. Transactions are classified in Level 2 if substantially all (greater than 90%) of the fair value can be corroborated using observable market inputs such as transactable broker quotes. In accordance with the exit price objective under SFAS 157, the fair value of our derivative contract assets and liabilities is determined using bid prices for our assets and ask prices for liabilities. The quotes that we obtain from brokers are non-binding in nature, but are from brokers that typically transact in the market being quoted and are based on their knowledge of market transactions on the valuation date. We typically obtain multiple broker quotes on the valuation date for each delivery location that extend for the tenor of our underlying contracts. The number of quotes that we can obtain depends on the relative liquidity of the delivery location on the valuation date. If multiple broker quotes are received for a contract, we use an average of the quoted bid or ask prices. If only one broker quote is received for a delivery location and it cannot be validated through other external sources, we will assign the quote to a lower level within the fair value hierarchy. In some instances, we may combine broker quotes for a liquid delivery hub with broker quotes for the price spread between the liquid delivery hub and the delivery location under the contract. We also may apply interpolation techniques to value monthly strips if broker quotes are only available on a seasonal or annual basis. We perform validation procedures on the broker quotes at least on a monthly basis. The validation procedures include reviewing the quotes for accuracy and comparing them to our internal price curves. In certain instances, we may discard a broker quote if it is a clear outlier and multiple other quotes are obtained. At December 31, 2008, Mirant Americas Generation and Mirant North America obtained broker quotes for 100% of their delivery locations classified in Level 2 of the fair value hierarchy. Mirant Mid-Atlantic obtained broker quotes for 100% of its delivery locations classified in Level 2 of the fair value hierarchy.

Inactive markets are considered to be those markets with few transactions, non-current pricing or prices that vary over time or among market makers. Our transactions in Level 3 of the fair value hierarchy may involve transactions whereby observable market data, such as broker quotes, are not available for substantially all of the tenor of the contract or we are only able to obtain indicative broker quotes that cannot be corroborated by observable market data. In such cases, we may apply valuation techniques such as extrapolation to determine fair value. Proprietary models may also be used to determine the fair value of certain of our derivative contract assets and liabilities that may be structured or otherwise tailored. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. Mirant Americas Generation and Mirant North America’s assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 1% of their total assets and less than 1% of their total liabilities measured at fair value at December 31, 2008. Mirant Mid-Atlantic did not have any assets or liabilities measured at fair value classified as Level 3 in the fair value hierarchy at December 31, 2008. See Note 3 to our consolidated financial statements contained elsewhere in this report for further explanation of the fair value hierarchy.

Value at Risk

Our Risk Management Policy limits our trading to certain products and contains limits and restrictions related to our asset management, proprietary trading and fuel oil management activities.

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

VaR is calculated quarterly on an asset management portfolio comprised of mark-to-market and non mark-to-market energy assets and liabilities including generating facilities and bilateral physical and financial transactions. Asset management VaR levels are substantially reduced as a result of our decision to hedge actively in the forward markets the commodity price risk related to the expected generation and fuel usage of our generating facilities. See Item 1. “Commercial Operations” for discussion of our hedging strategies.

Mirant Americas Generation and Mirant North America

The following table summarizes year-end, average, high and low VaR for our asset management portfolio (in millions):

	For the Years Ended December 31,
Asset Management VaR	2008	2007
Year-end	$14	$20
Average	$18	$29
High	$21	$40
Low	$14	$20

Mirant Americas Generation and Mirant North America calculate VaR daily on portfolios consisting of mark-to-market and non mark-to-market bilateral physical and financial transactions related to our proprietary trading activities and fuel oil management operations.

The following table summarizes year-end, average, high and low VaR for our proprietary trading and fuel oil management operations (in millions):

	For the Years Ended December 31,
Proprietary Trading and Fuel Oil Management VaR	2008	2007
Year-end	$1	$2
Average	$2	$3
High	$4	$5
Low	$1	$1

Mirant Mid-Atlantic

The following table summarizes year-end, average, high and low VaR for our asset management portfolio (in millions):

	For the Years Ended December 31,
Asset Management VaR	2008	2007
Year-end	$11	$18
Average	$15	$20
High	$18	$22
Low	$11	$18

The asset management VaR declined for the year ended December 31, 2008, as compared to the year ended December 31, 2007, primarily as a result of increased hedging activity against our underlying generating facilities.

Because of inherent limitations of statistical measures such as VaR and the seasonality of changes in market prices, the VaR calculation may not reflect the full extent of our commodity price risk exposure on our cash flows and liquidity. Additionally, actual changes in the fair value of mark-to-market energy assets and liabilities could differ from the calculated VaR, and such changes could have a material effect on our financial results.

Interest Rate Risk

Fair Value Measurement

We are also subject to interest rate risk when determining the fair value of our derivative contract assets and liabilities. The nominal value of our derivative contract assets and liabilities is also discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of our transactions. An increase of 100 basis points in the average LIBOR rate would result in a decrease of $6 million to Mirant Americas Generation and Mirant North America’s derivative contract assets and a decrease of $5 million to Mirant Americas Generation and Mirant North America’s derivative contract liabilities at December 31, 2008. An increase of 100 basis points in the average LIBOR rate would result in a decrease of $3 million to Mirant Mid-Atlantic’s derivative contract assets and a decrease of $2 million to Mirant Mid-Atlantic’s derivative contract liabilities at December 31, 2008.

Debt (Mirant Americas Generation and Mirant North America)

Our debt that is subject to variable interest rates consists of the Mirant North America senior secured term loan and senior secured revolving credit facility. Assuming both are fully drawn, the amount subject to variable interest rates is approximately $1.2 billion. A 1% per annum increase in the average market rate would result in an increase in our annual interest expense of approximately $12 million.

Credit Concentration Risk

Mirant Americas Generation and Mirant North America

We also monitor credit concentration risk on both an individual basis and a group counterparty basis. The following table highlights the credit quality and the balance sheet settlement exposures related to these activities as of December 31, 2008 (dollars in millions):

Credit Rating Equivalent	Exposure Before Collateral[1]	Credit Collateral[2]	Exposure Net of Collateral	% of Net Exposure
Investment grade:
Financial institutions	$553	$20	$533	73%
Energy companies	232	73	159	22%
Other	—	—	—	—
Non-investment grade:
Financial institutions	—	—	—	—
Energy companies	—	—	—	—
Other	—	—	—	—
No external ratings:
Internally-rated investment grade	37	—	37	5%
Internally-rated non-investment grade	4	—	4	—
Not internally rated	—	—	—	—

Total	$826	$93	$733	100%

[1]

The table excludes amounts related to contracts classified as normal purchases/normal sales and non-derivative contractual commitments that are not recorded in our consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform.

[2]	Collateral includes cash and letters of credit offset by any cash collateral posted by us to a counterparty which is in excess of the amount currently owed to that counterparty.

Mirant Mid-Atlantic

We also monitor credit concentration risk on both an individual basis and a group counterparty basis. The following table highlights the credit quality and the balance sheet settlement exposures related to these activities as of December 31, 2008 (dollars in millions):

Credit Rating Equivalent	Exposure Before Collateral[1]	Credit Collateral[2]	Exposure Net of Collateral	% of Net Exposure
Investment grade:
Financial institutions	$477	$—	$477	100%
Energy companies	—	—	—	—
Other	—	—	—	—
Non-investment grade:
Financial institutions	—	—	—	—
Energy companies	—	—	—	—
Other	—	—	—	—
No external ratings:
Internally-rated investment grade	—	—	—	—
Internally-rated non-investment grade	2	—	2	—
Not internally rated	—	—	—	—

Total	$479	$—	$479	100%

[1]

The table excludes amounts related to contracts classified as normal purchases/normal sales and non-derivative contractual commitments that are not recorded in our consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform.

[2]	Collateral includes cash and letters of credit offset by any cash collateral posted by us to a counterparty which is in excess of the amount currently owed to that counterparty.

Long-Term Coal Agreement Risk

As noted above, the credit concentration table excludes amounts related to contracts classified as normal purchases/normal sales, including our long-term coal agreements. We have non-performance risk associated with these agreements. There is risk that our coal suppliers may not provide the contractual quantities on the dates specified within the agreements or the deliveries may be carried over to future periods. If our coal suppliers do not perform in accordance with the agreements, we may have to procure coal in the market to meet our needs, or power in the market to meet our obligations. In addition, a number of the coal suppliers do not currently have an investment grade credit rating and, accordingly, we may have limited recourse to collect damages in the event of default by a supplier. We seek to mitigate this risk through diversification of coal suppliers and through guarantees and other collateral arrangements when available. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers. Non-performance by our coal suppliers could have a material adverse effect on our future results of operations, financial condition and cash flows.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Member

Mirant Americas Generation, LLC:

We have audited the accompanying consolidated balance sheets of Mirant Americas Generation, LLC (a wholly-owned indirect subsidiary of Mirant Corporation) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mirant Americas Generation, LLC and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, and FASB Staff Position FIN 39-1, Amendment of FASB Interpretation No. 39, in 2008. As discussed in Note 7 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007.

/s/ KPMG LLP

Atlanta, Georgia

March 5, 2009

Report of Independent Registered Public Accounting Firm

The Member

Mirant North America, LLC:

We have audited the accompanying consolidated balance sheets of Mirant North America, LLC (a wholly-owned indirect subsidiary of Mirant Corporation) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mirant North America, LLC and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, and FASB Staff Position FIN 39-1, Amendment of FASB Interpretation No. 39, in 2008. As discussed in Note 7 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007.

/s/ KPMG LLP

Atlanta, Georgia

March 5, 2009

Report of Independent Registered Public Accounting Firm

The Member

Mirant Mid-Atlantic, LLC:

We have audited the accompanying consolidated balance sheets of Mirant Mid-Atlantic, LLC (a wholly-owned indirect subsidiary of Mirant Corporation) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mirant Mid-Atlantic, LLC and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, and FASB Staff Position FIN 39-1, Amendment of FASB Interpretation No. 39, in 2008. As discussed in Note 7 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007.

/s/ KPMG LLP

Atlanta, Georgia

March 5, 2009

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2008	2007	2006
		(in millions)
Operating revenues—nonaffiliate (including unrealized gains (losses) of $840 million, $(666) million and $752 million, respectively)	$3,188	$1,990	$3,187
Operating revenues—affiliate (including unrealized gains (losses) of $0, $14 million and $(41) million, respectively)	—	51	70

Total operating revenues	3,188	2,041	3,257

Cost of fuel, electricity and other products—nonaffiliate (including unrealized (gains) losses of $54 million, $(28) million and $103 million, respectively)	1,053	988	1,175
Cost of fuel, electricity and other products—affiliate (including unrealized gains of $0, $0 and $(1) million, respectively)	6	51	133

Total cost of fuel, electricity and other products	1,059	1,039	1,308

Gross Margin (excluding depreciation and amortization)	2,129	1,002	1,949

Operating Expenses:
Operations and maintenance—nonaffiliate	372	353	260
Operations and maintenance—affiliate	285	276	274
Depreciation and amortization	136	120	122
Impairment losses	—	175	119
Gain on sales of assets, net	(38)	(39)	(9)

Total operating expenses, net	755	885	766

Operating Income	1,374	117	1,183

Other Expense (Income), net:
Interest expense—nonaffiliate	189	245	289
Interest expense—affiliate	—	1	—
Interest income—nonaffiliate	(16)	(58)	(39)
Interest income—affiliate	—	—	(1)
Gain on sales of investments, net	—	—	(74)
Other, net	3	(1)	(30)

Total other expense, net	176	187	145

Income (Loss) From Continuing Operations Before Reorganization Items and Income Taxes	1,198	(70)	1,038
Reorganization items, net	—	(2)	(164)
Provision for income taxes	—	—	5

Income (Loss) From Continuing Operations	1,198	(68)	1,197
Income From Discontinued Operations, net	—	8	3

Net Income (Loss)	$1,198	$(60)	$1,200

The accompanying combined notes are an integral part of these consolidated financial statements

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2008	2007
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$354	$698
Funds on deposit	196	302
Receivables—nonaffiliate, less allowance for uncollectibles of $2 for 2008 and 2007	742	542
Receivables—affiliate	1	2
Derivative contract assets	2,582	687
Inventories	238	357
Prepaid rent and other payments	120	131

Total current assets	4,233	2,719

Property, Plant and Equipment, net	3,192	2,569

Noncurrent Assets:
Intangible assets, net	195	204
Derivative contract assets	585	153
Prepaid rent	258	234
Debt issuance costs, net	38	49
Other	51	8

Total noncurrent assets	1,127	648

Total Assets	$8,552	$5,936

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$45	$141
Notes payable—affiliate	—	6
Accounts payable and accrued liabilities	813	574
Payable to affiliate	34	32
Derivative contract liabilities	2,268	709
Other	22	8

Total current liabilities	3,182	1,470

Noncurrent Liabilities:
Long-term debt	2,630	2,952
Derivative contract liabilities	244	261
Asset retirement obligations	40	44
Other	72	40

Total noncurrent liabilities	2,986	3,297

Commitments and Contingencies
Equity:
Member’s interest	2,729	1,524
Preferred stock in affiliate	(345)	(355)

Total equity	2,384	1,169

Total Liabilities and Equity	$8,552	$5,936

The accompanying combined notes are an integral part of these consolidated financial statements

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME (LOSS)

	Member’s Interest	Preferred Stock in Affiliate	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
			(in millions)
Balance, at December 31, 2005	$995	$(319)	$27
Net income	1,200	—	—	$1,200
Amortization of discount on preferred stock in affiliate	20	(20)	—	—
Distributions to member	(236)	—	—	—
Capital contributions pursuant to the Plan	4	—	—	—
Other comprehensive loss	—	—	(27)	(27)

Comprehensive income				$1,173

Balance, at December 31, 2006	1,983	(339)	—
Net loss	(60)	—	—	$(60)
Amortization of discount on preferred stock in affiliate	21	(21)	—	—
Redemption of preferred stock in affiliate	—	5	—	—
Distributions to member	(534)	—	—	—
Capital contributions pursuant to the Plan	2	—	—	—
Adoption of FIN 48	51	—	—	—
Effect of the Supplemental Plan	22	—	—	—
Capital contributions	39	—	—	—

Comprehensive loss				$(60)

Balance, at December 31, 2007	1,524	(355)	—
Net income	1,198	—	—	$1,198
Amortization of discount on preferred stock in affiliate	21	(21)	—	—
Redemption of preferred stock in affiliate	—	31	—	—
Distributions to member	(297)	—	—	—
Capital contributions	282	—	—	—
Adoption of SFAS 157	1	—	—	—

Comprehensive income				$1,198

Balance, at December 31, 2008	$2,729	$(345)	$—

The accompanying combined notes are an integral part of these consolidated financial statements

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$1,198	$(60)	$1,200
Income from discontinued operations	—	8	3

Income (loss) from continuing operations	1,198	(68)	1,197

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	146	130	132
Impairment losses	—	175	119
Gain on sales of assets and investments, net	(38)	(39)	(83)
Non-cash reorganization items	—	—	1
Derivative contract activities, net	(786)	624	(609)
Non-cash gain on property tax settlement	—	—	(71)
Lower of cost or market inventory adjustments	65	7	80
Other, net	9	(1)	(23)
Changes in operating assets and liabilities:
Funds on deposit	109	(69)	457
Nonaffiliate accounts receivable, net	(218)	170	131
Affiliate accounts receivable, net	—	—	60
Prepaid rent	(24)	(16)	(9)
Inventories	47	(77)	(91)
Other assets	7	4	3
Accounts payable and accrued liabilities	249	(147)	(186)
Settlement of claims payable	—	(20)	(765)
Payable to affiliate	1	(16)	(58)
Taxes accrued-nonaffiliate	2	(16)	56
Other liabilities	(7)	11	7

Total adjustments	(438)	720	(849)

Net cash provided by operating activities of continuing operations	760	652	348
Net cash provided by (used in) operating activities of discontinued operations	1	(19)	20

Net cash provided by operating activities	761	633	368

Cash Flows from Investing Activities:
Capital expenditures	(720)	(581)	(133)
Proceeds from the sales of assets and other investments	40	49	97
Restricted deposit payments and other	(34)	3	—

Net cash used in investing activities of continuing operations	(714)	(529)	(36)
Net cash provided by (used in) investing activities of discontinued operations	18	503	(6)

Net cash used in investing activities	(696)	(26)	(42)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt—nonaffiliate	—	—	2,015
Repayments and purchases of long-term debt—nonaffiliate	(419)	(179)	(474)
Issuance (repayment) of note payable—affiliate, net	(6)	7	(9)
Settlement of debt under the Plan	—	—	(990)
Debt issuance costs	—	—	(51)
Capital contributions	282	39	—
Redemption of preferred stock in affiliate	31	5	—
Payment to affiliate under the Plan	—	—	(250)
Distributions to member	(297)	(534)	(236)

Net cash provided by (used in) financing activities of continuing operations	(409)	(662)	5
Net cash used in financing activities of discontinued operations	—	—	(2)

Net cash provided by (used in) financing activities	(409)	(662)	3

Net Increase (Decrease) in Cash and Cash Equivalents	(344)	(55)	329
Cash and Cash Equivalents, beginning of period	698	750	424
Plus: Cash and Cash Equivalents in Assets Held for Sale, beginning of period	—	3	—
Less: Cash and Cash Equivalents in Assets Held for Sale, end of period	—	—	3

Cash and Cash Equivalents, end of period	$354	$698	$750

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$175	$264	$220
Cash paid for claims and professional fees from bankruptcy	$—	$22	$1,773

Financing Activity:
Effect of the Supplemental Plan—non-cash	$—	$22	$—
Capital contributions pursuant to the Plan—non-cash	$—	$2	$4

The accompanying combined notes are an integral part of these consolidated financial statements

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2008	2007	2006
		(in millions)
Operating revenues—nonaffiliate (including unrealized gains (losses) of $840 million, $(666) million and $752 million, respectively)	$3,188	$1,990	$3,187
Operating revenues—affiliate (including unrealized gains (losses) of $0, $14 million and $(41) million, respectively)	—	51	70

Total operating revenues	3,188	2,041	3,257

Cost of fuel, electricity and other products—nonaffiliate (including unrealized (gains) losses of $54 million, $(28) million and $103 million, respectively)	1,053	988	1,175
Cost of fuel, electricity and other products—affiliate (including unrealized gains of $0, $0 and $(1) million, respectively)	6	51	133

Total cost of fuel, electricity and other products	1,059	1,039	1,308

Gross Margin (excluding depreciation and amortization)	2,129	1,002	1,949

Operating Expenses:
Operations and maintenance—nonaffiliate	372	353	260
Operations and maintenance—affiliate	285	276	274
Depreciation and amortization	136	120	122
Impairment losses	—	175	118
Gain on sales of assets, net	(38)	(39)	(9)

Total operating expenses, net	755	885	765

Operating Income	1,374	117	1,184

Other Expense (Income), net:
Interest expense—nonaffiliate	54	99	143
Interest expense—affiliate	—	1	1
Interest income—nonaffiliate	(16)	(58)	(39)
Interest income—affiliate	(2)	(5)	(6)
Gain on sales of investments, net	—	—	(74)
Other, net	1	—	(27)

Total other expense (income), net	37	37	(2)

Income From Continuing Operations Before Reorganization Items and Income Taxes	1,337	80	1,186
Reorganization items, net	—	(2)	(164)
Provision for income taxes	—	—	5

Income From Continuing Operations	1,337	82	1,345
Income From Discontinued Operations, net	—	8	3

Net Income	$1,337	$90	$1,348

The accompanying combined notes are an integral part of these consolidated financial statements

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2008	2007
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$354	$697
Funds on deposit	196	302
Receivables—nonaffiliate, less allowance for uncollectibles of $2 for 2008 and 2007	742	542
Receivables—affiliate	10	10
Notes receivable—affiliate	93	93
Derivative contract assets	2,582	687
Inventories	238	357
Prepaid rent and other payments	120	131

Total current assets	4,335	2,819

Property, Plant and Equipment, net	3,189	2,566

Noncurrent Assets:
Intangible assets, net	195	204
Derivative contract assets	585	153
Prepaid rent	258	234
Debt issuance costs, net	32	39
Other	51	8

Total noncurrent assets	1,121	638

Total Assets	$8,645	$6,023

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$45	$141
Notes payable—affiliate	—	20
Accounts payable and accrued liabilities	789	546
Payable to affiliate	34	32
Derivative contract liabilities	2,268	709
Other	22	8

Total current liabilities	3,158	1,456

Noncurrent Liabilities:
Long-term debt	1,248	1,294
Derivative contract liabilities	244	261
Asset retirement obligations	40	44
Other	72	40

Total noncurrent liabilities	1,604	1,639

Commitments and Contingencies
Equity:
Member’s interest	4,094	3,157
Preferred stock in affiliate	(211)	(229)

Total equity	3,883	2,928

Total Liabilities and Equity	$8,645	$6,023

The accompanying combined notes are an integral part of these consolidated financial statements

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME

	Member’s Interest	Preferred Stock in Affiliate	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
	(in millions)
Balance, at December 31, 2005	$4,474	$(208)	$27
Net income	1,348	—	—	$1,348
Settlement of member’s obligations pursuant to the Plan	(1,773)	—	—	—
Amortization of discount on preferred stock in affiliate	13	(13)	—	—
Distributions to member	(381)	—	—	—
Capital contributions pursuant to the Plan	4	—	—	—
Other comprehensive loss	—	—	(27)	(27)

Comprehensive income				$1,321

Balance, at December 31, 2006	3,685	(221)	—
Net income	90	—	—	$90
Amortization of discount on preferred stock in affiliate	13	(13)	—	—
Redemption of preferred stock in affiliate	—	5	—	—
Distributions to member	(695)	—	—	—
Settlement of member’s obligations pursuant to the Plan	(20)	—	—	—
Capital contributions pursuant to the Plan	19	—	—	—
Adoption of FIN 48	51	—	—	—
Effect of the Supplemental Plan	14	—	—	—

Comprehensive income				$90

Balance, at December 31, 2007	3,157	(229)	—
Net income	1,337	—	—	$1,337
Amortization of discount on preferred stock in affiliate	13	(13)	—	—
Redemption of preferred stock in affiliate	—	31	—	—
Distributions to member	(414)	—	—	—
Adoption of SFAS 157	1	—	—	—

Comprehensive income				$1,337

Balance, at December 31, 2008	$4,094	$(211)	$—

The accompanying combined notes are an integral part of these consolidated financial statements

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Cash Flows from Operating Activities:
Net income	$1,337	$90	$1,348
Income from discontinued operations	—	8	3

Income from continuing operations	1,337	82	1,345

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	144	128	130
Impairment losses	—	175	118
Gain on sales of assets and investments, net	(38)	(39)	(83)
Non-cash reorganization items	—	—	1
Derivative contract activities, net	(786)	624	(609)
Non-cash gain on property tax settlement	—	—	(71)
Lower of cost or market inventory adjustments	65	7	80
Other, net	8	(1)	(23)
Changes in operating assets and liabilities:
Funds on deposit	109	(69)	457
Nonaffiliate accounts receivable, net	(218)	170	131
Affiliate accounts receivable, net	(2)	(3)	58
Prepaid rent	(24)	(16)	(9)
Inventories	47	(77)	(91)
Other assets	7	3	74
Accounts payable and accrued liabilities	253	(146)	(207)
Payable to affiliate	1	—	(70)
Taxes accrued-nonaffiliate	2	(16)	56
Other liabilities	(7)	11	7

Total adjustments	(439)	751	(51)

Net cash provided by operating activities of continuing operations	898	833	1,294
Net cash provided by (used in) operating activities of discontinued operations	1	(19)	20

Net cash provided by operating activities	899	814	1,314

Cash Flows from Investing Activities:
Capital expenditures	(720)	(581)	(133)
Repayment of notes receivable from affiliate, net	—	—	207
Proceeds from the sales of assets and other investments	40	49	97
Restricted deposit payments and other	(34)	3	—

Net cash provided by (used in) investing activities of continuing operations	(714)	(529)	171
Net cash provided by (used in) investing activities of discontinued operations	18	503	(6)

Net cash provided by (used in) investing activities	(696)	(26)	165

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt—nonaffiliate	—	—	2,015
Repayments of long-term debt—nonaffiliate	(142)	(141)	(474)
Issuance (repayment) of note payable—affiliate, net	(20)	7	(105)
Settlement of member’s obligations pursuant to the Plan	—	(20)	(1,773)
Debt issuance costs	—	—	(51)
Redemption of preferred stock in affiliate	31	5	—
Payment to affiliate under the Plan	—	—	(250)
Distributions to member	(414)	(695)	(381)
Other	(1)	—	—

Net cash used in financing activities of continuing operations	(546)	(844)	(1,019)
Net cash used in financing activities of discontinued operations	—	—	(2)

Net cash used in financing activities	(546)	(844)	(1,021)

Net Increase (Decrease) in Cash and Cash Equivalents	(343)	(56)	458
Cash and Cash Equivalents, beginning of period	697	750	295
Plus: Cash and Cash Equivalents in Assets Held for Sale, beginning of period	—	3	—
Less: Cash and Cash Equivalents in Assets Held for Sale, end of period	—	—	3

Cash and Cash Equivalents, end of period	$354	$697	$750

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$38	$120	$104
Financing Activity:
Effect of the Supplemental Plan—non-cash	$—	$14	$—
Capital contributions pursuant to the Plan—non-cash	$—	$19	$4

The accompanying combined notes are an integral part of these consolidated financial statements

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years ended December 31,
	2008	2007	2006
		(in millions)
Operating revenues—nonaffiliate (including unrealized gains (losses) of $525 million, $(315) million and $189 million, respectively)	$492	$(236)	$190
Operating revenues—affiliate (including unrealized gains (losses) of $160 million, $(159) million and $330 million, respectively)	1,787	1,369	1,711

Total operating revenues	2,279	1,133	1,901

Cost of fuel, electricity and other products—nonaffiliate (including unrealized (gains) losses of $0, $0 and $0, respectively)	20	170	118
Cost of fuel, electricity and other products—affiliate (including unrealized losses of $9 million, $5 million and $35 million, respectively)	545	358	465

Total cost of fuel, electricity and other products)	565	528	583

Gross Margin (excluding depreciation and amortization)	1,714	605	1,318

Operating Expenses:
Operations and maintenance—nonaffiliate	239	216	198
Operations and maintenance—affiliate	173	144	135
Depreciation and amortization	92	81	74
Gain on sales of assets, net	(8)	—	(7)

Total operating expenses, net	496	441	400

Operating Income	1,218	164	918

Other Expense (Income), net:
Interest expense—nonaffiliate	3	3	4
Interest income—nonaffiliate	(3)	(8)	(5)
Interest income—affiliate	—	—	(2)
Other, net	1	—	(1)

Total other expense (income), net	1	(5)	(4)

Net Income	$1,217	$169	$922

The accompanying combined notes are an integral part of these consolidated financial statements

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2008	2007
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$125	$242
Funds on deposit	3	2
Receivables—nonaffiliate	16	9
Receivables—affiliate	211	142
Derivative contract assets—nonaffiliate	87	10
Derivative contract assets—affiliate	603	77
Inventories	129	120
Prepaid rent	96	96
Other	9	10

Total current assets	1,279	708

Property, Plant and Equipment, net	2,622	2,050

Noncurrent Assets:
Goodwill, net	799	799
Derivative contract assets—nonaffiliate	314	—
Derivative contract assets—affiliate	172	67
Other intangible assets, net	144	150
Prepaid rent	258	234
Other	32	—

Total noncurrent assets	1,719	1,250

Total Assets	$5,620	$4,008

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$3	$3
Accounts payable and accrued liabilities	119	137
Payable to affiliate	143	77
Derivative contract liabilities—nonaffiliate	—	13
Derivative contract liabilities—affiliate	485	96
Other	20	8

Total current liabilities	770	334

Noncurrent Liabilities:
Long-term debt	25	27
Derivative contract liabilities—nonaffiliate	1	123
Derivative contract liabilities—affiliate	164	75
Asset retirement obligations	12	14
Contract retention liability	64	27
Other	1	1

Total noncurrent liabilities	267	267

Commitments and Contingencies
Equity:
Member’s interest	4,794	3,636
Preferred stock in affiliate	(211)	(229)

Total equity	4,583	3,407

Total Liabilities and Equity	$5,620	$4,008

The accompanying combined notes are an integral part of these consolidated financial statements

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONSOLIDATED STATEMENTS OF EQUITY

	Member’s Interest	Preferred Stock in Affiliate
	(in millions)
Balance, at December 31, 2005	$3,270	$(208)
Net income	922	—
Amortization of discount on preferred stock in affiliate	13	(13)
Distributions to member	(693)	—
Capital contributions pursuant to the Plan	1	—

Balance, at December 31, 2006	3,513	(221)
Net income	169	—
Amortization of discount on preferred stock in affiliate	13	(13)
Redemption of preferred stock in affiliate	—	5
Distributions to member	(334)	—
Capital contributions	274	—
Adoption of FIN 48	1	—

Balance, at December 31, 2007	3,636	(229)
Net income	1,217	—
Amortization of discount on preferred stock in affiliate	13	(13)
Redemption of preferred stock in affiliate	—	31
Distributions to member	(325)	—
Capital contributions	250	—
Adoption of SFAS 157	3	—

Balance, at December 31, 2008	$4,794	$(211)

The accompanying combined notes are an integral part of these consolidated financial statements

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Cash Flows from Operating Activities:
Net income	$1,217	$169	$922

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92	81	74
Derivative contract activities, net	(676)	479	(484)
Gain on sales of assets	(8)	—	(7)
Lower of cost or market inventory adjustments	14	4	45
Other, net	—	—	(1)
Changes in operating assets and liabilities:
Funds on deposit	2	—	—
Nonaffiliate accounts receivable, net	(7)	(9)	(1)
Affiliate accounts receivable, net	(69)	117	81
Prepaid rent	(24)	(16)	(10)
Inventories	(23)	6	(66)
Other assets	1	8	55
Accounts payable and accrued liabilities	(1)	8	(14)
Payable to affiliate	66	(107)	(126)
Taxes accrued-nonaffiliate	2	8	—
Other liabilities	11	2	—

Total adjustments	(620)	581	(454)

Net cash provided by operating activities	597	750	468

Cash Flows from Investing Activities:
Capital expenditures	(641)	(531)	(112)
Repayment of notes receivable from affiliates	—	—	124
Proceeds from the sales of assets	8	2	14
Restricted deposit payments and other	(34)	3	—

Net cash provided by (used in) investing activities	(667)	(526)	26

Cash Flows from Financing Activities:
Repayment of debt	(2)	(3)	(2)
Capital contributions	250	274	—
Redemption of preferred stock in affiliate	31	5	—
Distributions to member	(325)	(334)	(693)
Other	(1)	1	—

Net cash used in financing activities	(47)	(57)	(695)

Net Increase (Decrease) in Cash and Cash Equivalents	(117)	167	(201)
Cash and Cash Equivalents, beginning of period	242	75	276

Cash and Cash Equivalents, end of period	$125	$242	$75

Supplemental Cash Flow Disclosures:
Cash paid for interest	$2	$3	$4
Financing Activity:
Capital contributions pursuant to the Plan—non-cash	$—	$—	$1

The accompanying combined notes are an integral part of these consolidated financial statements

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008, 2007 and 2006

1.	Description of Business and Organization (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Americas Generation and Mirant North America are competitive energy companies that produce and sell electricity in the United States. Mirant Americas Generation and Mirant North America own or lease 10,112 MW of net electric generating capacity in the Mid-Atlantic and Northeast regions and in California. Mirant Americas Generation and Mirant North America also operate an integrated asset management and energy marketing organization based in Atlanta, Georgia.

Mirant Mid-Atlantic owns or leases 5,230 MW of net electric generating capacity in the Washington, D.C. area, all of which it operates. Mirant Mid-Atlantic is part of the 10,112 MW of net electric generating capacity of Mirant Americas Generation and Mirant North America. Mirant Mid-Atlantic’s generating facilities serve the PJM markets. The PJM ISO operates the largest centrally dispatched control area in the United States.

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic are Delaware limited liability companies and indirect wholly-owned subsidiaries of Mirant Corporation. Mirant North America is a wholly-owned subsidiary of Mirant Americas Generation. Mirant Mid-Atlantic is a wholly-owned subsidiary of Mirant North America and an indirect wholly-owned subsidiary of Mirant Americas Generation. The chart below is a summary representation of the Companies’ organizational structure and is not a complete organizational chart of Mirant Corporation.

Mirant Corporation was incorporated in Delaware on September 23, 2005. Pursuant to the Plan for Mirant and certain of its subsidiaries, on January 3, 2006, New Mirant emerged from bankruptcy and acquired substantially all of the assets of Old Mirant, a corporation that was formed in Delaware on April 3, 1993, and that had been named Mirant Corporation prior to January 3, 2006.

In the third quarter of 2006, Mirant commenced separate auction processes to sell six U.S. natural gas-fired facilities including the Zeeland and Bosque facilities owned indirectly by Mirant North America. On May 1, 2007, Mirant North America completed the sale of the Zeeland and Bosque natural gas-fired facilities. In addition, on May 7, 2007, Mirant North America completed the sale of Mirant NY-Gen, an indirect wholly-owned subsidiary. In accordance with Mirant North America’s debt covenants, approximately $524 million of the proceeds from the sale of the Zeeland and Bosque facilities were reinvested in the business of Mirant North America. See Note 10 for additional information regarding the accounting for these businesses and facilities as discontinued operations.

On November 9, 2007, Mirant announced that it planned to return a total of $4.6 billion of excess cash to its stockholders based on four factors: (1) the outlook for the business, (2) preserving the Company’s credit profile, (3) maintaining adequate liquidity, including for capital expenditures and (4) maintaining sufficient working capital. On September 22, 2008, Mirant announced that it had returned $3.856 billion of cash to its stockholders through purchases of 110 million shares of its common stock and suspended its program to return excess cash to its stockholders based on the Company’s evaluation of the four factors that were set out upon commencement of the share repurchase program. On November 7, 2008, Mirant announced that it was resuming its program of returning excess cash to its stockholders and would purchase an additional $200 million of shares through open market purchases. This $200 million open market share repurchase was completed in the fourth quarter of 2008.

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic have a number of service agreements for labor and administrative services with Mirant Services. See Note 4 for further discussion of arrangements with these related parties.

2.	Accounting and Reporting Policies

Basis of Presentation (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The accompanying consolidated financial statements of the Companies have been prepared in accordance with GAAP.

The accompanying consolidated financial statements include the accounts of the Companies and their wholly-owned subsidiaries and have been prepared from records maintained by the Companies and their subsidiaries. All significant intercompany accounts and transactions within consolidated entities have been eliminated in consolidation.

In accordance with SFAS 144, the results of operations of Mirant Americas Generation’s and Mirant North America’s facilities that have been disposed of and have met the criteria for such classification, have been reclassified to discontinued operations. Certain prior period amounts have been reclassified to conform to the current year financial statement presentation.

Use of Estimates (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The preparation of consolidated financial statements in conformity with GAAP requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Companies’ significant estimates include:

—	determining the fair value of certain derivative contracts;

—	estimating future taxable income in evaluating their deferred tax asset valuation allowance;

—	estimating the useful lives of long-lived assets;

—	determining the value of asset retirement obligations;

—	estimating future cash flows in determining impairments of long-lived assets, goodwill and definite-lived intangible assets; and

—	estimating losses to be recorded for contingent liabilities.

Revenue Recognition (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Americas Generation and Mirant North America

Mirant Americas Generation and Mirant North America recognize revenue from the sale of energy when earned and collection is probable. Some sales of energy are based on economic dispatch, or ‘as-ordered’ by an ISO or RTO, based on member participation agreements, but without an underlying contractual commitment. ISO and RTO revenues and revenues from sales of energy based on economic-dispatch are recorded on the basis of MWh delivered, at the relevant day-ahead or real-time prices. In accordance with EITF 02-3, physical transactions, or revenues from the sale of generated electricity to ISOs and RTOs are recorded on a gross basis in the consolidated statements of operations. Financial transactions, or the buying and selling of energy for trading purposes, are recorded on a net basis in the consolidated statements of operations. When a long-term electric power agreement conveys to the buyer of the electric power the right to use the generating capacity of Mirant Americas Generation’s and Mirant North America’s facility, that agreement is evaluated to determine if it is a lease of the generating facility rather than a sale of electric power. Operating lease revenue for Mirant Americas Generation’s and Mirant North America’s generating facilities is normally recorded as capacity revenue and included in operating revenues in the consolidated statements of operations. Capacity revenue also consists of revenue received from an ISO or RTO based on auction results or negotiated contract prices for making installed generation capacity available to meet system reliability requirements.

Mirant Mid-Atlantic

Mirant Mid-Atlantic recognizes revenue from the sale of energy when earned and collection is probable. Mirant Mid-Atlantic recognizes affiliate and nonaffiliate revenue when electric power is delivered to an affiliate or to a customer pursuant to contractual commitments that specify volume, price and delivery requirements. Some affiliate sales of energy are based on economic dispatch or ‘as-ordered’ by PJM, based on member participation agreements, but without an underlying contractual commitment. ISO and RTO revenues and revenues from sales of energy based on economic dispatch are recorded on the basis of MWh delivered, at the relevant day-ahead or real-time prices. Mirant Mid-Atlantic also recognizes affiliate revenue when ancillary services have been performed and collection of such revenue is probable. Operating lease revenue for Mirant Mid-Atlantic’s generating facilities is normally recorded as capacity revenue and included in operating revenues in the consolidated statements of operations. Capacity revenue also consists of revenue received from an ISO or RTO based on auction results or negotiated contract prices for making installed generation capacity available to meet system reliability requirements.

Cost of Fuel, Electricity and Other Products (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Cost of fuel, electricity and other products on the Companies’ consolidated statements of operations include the costs of goods produced and sold, and services rendered during a reporting period, purchased emissions allowances for SO2 and NOx and the settlements of and changes in fair value of derivative financial instruments used to hedge fuel economically. Cost of fuel, electricity and other products excludes depreciation and amortization. Gross margin is total operating revenues less cost of fuel, electricity and other products.

Derivative Financial Instruments (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Derivative financial instruments are recorded in the accompanying consolidated balance sheets at fair value as either derivative contract assets or liabilities—affiliate or derivative contract assets or liabilities—nonaffiliate, and changes in fair value are recognized currently in earnings, unless the Companies elect to apply fair value or cash flow hedge accounting based on meeting specific criteria in SFAS 133. For the years ended December 31, 2008, 2007 and 2006, the Companies did not have any derivative financial instruments that had been designated as fair value or cash flow hedges for accounting purposes. Mirant Americas Generation’s and Mirant North America’s derivative financial instruments are categorized based on the business objective the instrument is expected to achieve: asset management, proprietary trading or fuel oil management. Mirant Mid-Atlantic’s derivative financial instruments are all for asset management. All derivative financial instruments are recorded at fair value, except for certain transactions that qualify for the normal purchases or normal sales exclusion under SFAS 133 and therefore qualify for the use of accrual accounting.

As the Companies’ derivative financial instruments have not been designated as hedges for accounting purposes, changes in such instruments’ fair values are recognized immediately in earnings. For asset management activities, changes in fair value of electricity derivative financial instruments are reflected in operating revenue—affiliate and nonaffiliate and changes in fair value of fuel derivative financial instruments are reflected in cost of fuel, electricity and other products—affiliate and nonaffiliate in the accompanying consolidated statements of operations. Changes in the fair value and settlements of derivative financial instruments for Mirant Americas Generation’s and Mirant North America’s proprietary trading and fuel oil management activities are recorded on a net basis as operating revenue—affiliate and nonaffiliate in the accompanying consolidated statements of operations.

Concentration of Revenues (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

In 2008, 2007 and 2006, Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic earned a significant portion of their operating revenue and gross margin from the PJM energy market, where the Mirant Mid-Atlantic generating facilities are located. Mirant Mid-Atlantic’s revenues and gross margin as a percentage of Mirant Americas Generation’s and Mirant North America’s total revenues and gross margin from continuing operations are as follows:

	Years Ended December 31,
	2008	2007	2006
Operating revenues	72%	56%	58%
Gross margin	81%	60%	68%

Coal Supplier Concentration Risk (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The Companies procure most of their coal supply from a small number of strategic suppliers. In order to mitigate the risk of non-performance, the Companies manage their concentration levels to individual suppliers and mines. At December 31, 2008, two of the Companies’ coal suppliers together represented approximately 50% of the Companies’ expected coal purchases for 2009.

Concentration of Labor Subject to Collective Bargaining Agreements (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Under the Companies services agreement with Mirant Services, a direct subsidiary of Mirant, Mirant Services provides the Companies’ personnel. At December 31, 2008 approximately 1,294 Mirant Services employees worked at Mirant Americas Generation and Mirant North America facilities, of which approximately 798 worked at Mirant Mid-Atlantic facilities. At December 31, 2008, approximately 60% of Mirant Americas Generation’s and Mirant North America’s total employees are subject to collective bargaining agreements and approximately 66% of Mirant Mid-Atlantic’s total employees are subject to collective bargaining agreements.

Cash and Cash Equivalents (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The Companies consider all short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2008, except for amounts held in bank accounts to cover current payables, all of the Companies’ cash and cash equivalents were invested in AAA-rated U.S. Treasury money market funds.

Restricted Cash (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Americas Generation and Mirant North America

Restricted cash is included in current and noncurrent assets as funds on deposit and other noncurrent assets in the accompanying consolidated balance sheets. At December 31, 2008, current and noncurrent funds on deposit were $196 million and $38 million, respectively. At December 31, 2007, current and noncurrent funds on deposit were $302 million and $7 million, respectively. Restricted cash includes deposits with brokers and cash collateral posted with third parties to support Mirant Americas Generation and Mirant North America’s commodity positions as well as $122 million and $200 million deposits as of December 31, 2008 and 2007, respectively, by Mirant North America posted under its senior secured term loan to support the issuance of letters of credit.

Mirant Mid-Atlantic

Restricted cash is included in current and noncurrent assets as funds on deposit and other noncurrent assets in the accompanying consolidated balance sheets. At December 31, 2008, current and noncurrent funds on deposit were $3 million and $31 million, respectively. At December 31, 2007, current and noncurrent funds on deposit were $2 million and $0, respectively. Restricted cash includes cash collateral posted with third parties to support certain of Mirant Mid-Atlantic’s capital expenditure programs and Mirant Potomac River’s settlement with the City of Alexandria.

Inventories (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Inventories consist primarily of fuel oil, coal, materials and supplies and purchased emissions allowances. Inventory is generally stated at the lower of cost or market value. Fuel stock is removed from the inventory account as it is used in the production of electricity. Materials and supplies are removed from the inventory account when they are used for repairs, maintenance or capital projects. Purchased emissions allowances cost is computed on an average cost basis. Purchased emissions allowances are removed from inventory and charged to cost of fuel, electricity and other products in the Companies’ accompanying consolidated statements of operations as they are utilized against emissions volumes that exceed the allowances granted to the Companies by the EPA.

Inventories at December 31, 2008 and 2007, consisted of (in millions):

Mirant Americas Generation and Mirant North America

	At December 31,
	2008	2007
Fuel stock:
Fuel oil	$113	$242
Coal	43	38
Other	1	—
Materials and supplies	63	67
Purchased emissions allowances	18	10

Total inventories	$238	$357

In 2008, Mirant Americas Generation and Mirant North America recognized lower of cost or market inventory adjustments of $65 million, including $54 million in the fourth quarter of 2008 as a result of a decrease in fuel oil prices.

Mirant Mid-Atlantic

	At December 31,
	2008	2007
Fuel stock:
Fuel oil	$25	$37
Coal	43	35
Other	1	—
Materials and supplies	41	38
Purchased emissions allowances	19	10

Total inventories	$129	$120

In 2008, Mirant Mid-Atlantic recognized lower of cost or market inventory adjustments of $14 million, including $13 million in the fourth quarter of 2008 as a result of a decrease in fuel oil prices.

Granted Emissions Allowances (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Included in property, plant and equipment are: (1) emissions allowances granted by the EPA that were projected to be required to offset physical emissions; and (2) emissions allowances granted by the EPA that were projected to be in excess of those required to offset physical emissions related to generating facilities owned by the Companies. These emissions allowances were recorded at fair value at the date of the acquisition of the facility and are depreciated on a straight-line basis over the estimated useful life of the respective generating facility and are charged to depreciation and amortization expense in the accompanying consolidated statements of operations.

Included in other intangible assets are emissions allowances related to the Dickerson and Morgantown generating facilities leased by the Companies. Emissions allowances related to leased generating facilities are recorded at fair value at the commencement of the lease. These emissions allowances are amortized on a straight-line basis over the term of the lease for leased generating facilities, and are charged to depreciation and amortization expense in the accompanying consolidated statements of operations.

As a result of the capital expenditures the Companies are incurring to comply with the requirements of the Maryland Healthy Air Act, the Companies anticipate that they will have significant excess SO2 and NOx emissions allowances in future periods. The Companies plan to continue to maintain some SO2 and NOx emissions allowances in excess of expected generation in case their actual generation exceeds their current forecasts for future periods and for possible future additions of generating capacity. During the fourth quarter of 2007, the Companies began a program to sell excess SO2 and NOx emissions allowances dependent upon market conditions.

Property, Plant and Equipment (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Property, plant and equipment are recorded at cost, which includes materials, labor, associated payroll-related and overhead costs and the cost of financing construction. The cost of routine maintenance and repairs, such as inspections and corrosion removal, and the replacement of minor items of property are charged to expense as incurred. Certain expenditures incurred during a major maintenance outage of a generating facility are capitalized, including the replacement of major component parts and labor and overhead incurred to install the parts. Depreciation of the recorded cost of depreciable property, plant and equipment is determined using primarily composite rates. Leasehold improvements are depreciated over the shorter of the expected life of the related equipment or the lease term. Upon the retirement or sale of property, plant and equipment the cost of such assets and the related accumulated depreciation are removed from the consolidated balance sheets. No gain or loss is recognized for ordinary retirements in the normal course of business since the composite depreciation rates used by the Companies take into account the effect of interim retirements.

Capitalization of Interest Cost (Mirant Americas Generation and Mirant North America)

Mirant Americas Generation and Mirant North America capitalize interest on projects during their construction period. Mirant Americas Generation and Mirant North America determine which debt instruments represent a reasonable measure of the cost of financing construction in terms of interest costs incurred that otherwise could have been avoided. These debt instruments and associated interest costs are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Once a project is placed in service, capitalized interest, as a component of the total cost of the construction, is amortized over the estimated useful life of the asset constructed.

For the years ended December 31, 2008, 2007 and 2006, Mirant Americas Generation and Mirant North America incurred the following interest costs on debt to nonaffiliates (in millions):

Mirant Americas Generation

	Years Ended December 31,
	2008	2007	2006
Total interest costs	$237	$270	$298
Capitalized and included in property, plant and equipment, net	(48)	(25)	(9)

Interest expense—nonaffiliate	$189	$245	$289

The amounts of capitalized interest above include interest accrued. For the years ended December 31, 2008, 2007 and 2006, cash paid for interest was $223 million, $292 million and $226 million, respectively, of which $48 million, $28 million and $6 million, respectively, was capitalized.

Mirant North America

	Years Ended December 31,
	2008	2007	2006
Total interest costs	$102	$124	$152
Capitalized and included in property, plant and equipment, net	(48)	(25)	(9)

Interest expense—nonaffiliate	$54	$99	$143

The amounts of capitalized interest above include interest accrued. For the years ended December 31, 2008, 2007 and 2006, cash paid for interest was $86 million, $148 million and $110 million, respectively, of which $48 million, $28 million and $6 million, respectively, was capitalized.

Development Costs (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The Companies capitalize project development costs for generating facilities once it is probable that the project will be completed. These costs include professional fees, permits and other third party costs directly associated with the development of a new project. The capitalized costs are depreciated over the life of the asset or charged to operating expense if the completion of the project is no longer probable. Project development costs are expensed when incurred until the probable threshold is met.

Operating Leases (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The Companies lease various assets under non-cancelable leasing arrangements, including generating facilities, office space and other equipment. The rent expense associated with leases that qualify as operating leases is recognized on a straight-line basis over the lease term within operations and maintenance expense—nonaffiliate in the consolidated statements of operations. The Companies’ most significant operating leases are Mirant Mid-Atlantic’s leases of the Dickerson and Morgantown baseload units, which expire in 2029 and 2034, respectively. Mirant Mid-Atlantic has an option to extend these leases. Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. As of December 31, 2008, the total notional minimum lease payments for the remaining terms of the leases of the Dickerson and Morgantown baseload units aggregated approximately $2.0 billion. The capital expenditures associated with the leased units of Dickerson and Morgantown are included as leasehold improvements in property, plant and equipment on the accompanying consolidated balance sheets. Payments made under the terms of the lease agreement in excess of the amount of lease expense recognized are recorded as prepaid rent in the accompanying consolidated balance sheets. Prepaid rent attributable to periods beyond one year is included in noncurrent assets.

Intangible Assets (Mirant Americas Generation and Mirant North America)

Intangible assets relate primarily to trading rights, development rights and emissions allowances. Intangible assets with definite useful lives are amortized on a straight-line basis to their estimated residual values over their respective useful lives ranging up to 40 years.

Goodwill and Intangible Assets (Mirant Mid-Atlantic)

Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. Intangible assets with definite useful lives are amortized on a straight-line basis over their respective useful lives ranging up to 40 years to their estimated residual values. A goodwill impairment occurs when the fair value of a reporting unit is less than its carrying value including goodwill. The amount of the impairment charge, if an impairment exists, is calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value. Mirant Mid-Atlantic performs an annual assessment of goodwill at October 31 and whenever contrary evidence exists as to the recoverability of goodwill. The fair value of the reporting unit is calculated using income and market approaches and underlying assumptions based on the best information available.

Investments (Mirant Americas Generation and Mirant North America)

During the year ended December 31, 2006, Mirant Americas Generation and Mirant North America completed the sales of investments described below. The related gains are recorded in gain on sales of investments, net in the consolidated statements of operations.

Equity Investment in InterContinental Exchange.    Mirant Americas Generation and Mirant North America sold their remaining investment in InterContinental Exchange for $58 million and realized a gain of $54 million.

NYMEX Seats.    Mirant Americas Generation and Mirant North America sold their investment of two seats and shares on the NYMEX for $20 million and recognized a gain of $19 million.

Debt Issuance Costs (Mirant Americas Generation and Mirant North America)

Debt issuance costs are capitalized and amortized as interest expense on a basis that approximates the effective interest method over the term of the related debt.

Income Taxes and Deferred Tax Asset Valuation Allowance (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Americas Generation and Mirant North America

Mirant Americas Generation and Mirant North America are limited liability companies treated as branches for income tax purposes. As a result, Mirant Americas and Mirant have direct liability for the majority of the federal and state income taxes relating to Mirant Americas Generation and Mirant North America’s operations. Through December 31, 2005, Mirant Americas Generation and Mirant North America have allocated current and deferred income taxes to each regarded corporate entity of its consolidated group as if each regarded corporate entity were a single taxpayer utilizing the asset and liability method to account for income taxes except with respect to recognizing certain current period tax benefits. Specifically, Mirant Americas Generation and Mirant North America did not record current period tax benefits on each regarded corporate entity’s ability to carry back its separate company current year NOL as realization of such losses is dependent on reimbursements from Mirant, which were at Mirant’s discretion under the tax sharing agreement. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. When necessary, deferred tax assets are reduced by a valuation allowance to reflect the amount that is estimated to be recoverable. In assessing the recoverability of their deferred tax assets, Mirant Americas Generation and Mirant North America consider whether it is likely that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Several significant changes to Mirant Americas Generation’s and Mirant North America’s tax posture occurred as a result of the Plan. Implementation of the Plan included the conversion of certain of Mirant Americas Generation’s and Mirant North America’s regarded corporate entities to limited liability companies coupled with the liquidation and/or merger of these regarded corporate entities into other disregarded corporate entities for income tax purposes. As a result, certain subsidiaries previously treated as regarded corporate entities for income tax purposes have either been liquidated or converted into disregarded entities for income tax purposes pursuant to the Plan. Additionally, certain partnerships owned by the regarded corporate entities were also liquidated, and now form part of these disregarded entities for income tax purposes. The result of the above Plan effects was to eliminate Mirant Americas Generation’s and Mirant North America’s recording of tax expense and benefit prospectively with respect to the liquidated regarded corporate entities. Furthermore, with respect to those liquidated regarded corporate entities, all previously existing deferred tax assets and liabilities were eliminated as of December 31, 2005. Certain of the Mirant Americas Generation’s and Mirant North America’s other subsidiaries continue to exist as regarded corporate entities for income tax purposes, including Hudson Valley Gas, Mirant Kendall and Mirant Special Procurement, Inc. In May 2007, Mirant New York was converted to a limited liability company, resulting in the elimination of any existing deferred tax assets and liabilities related to Mirant New York.

When it emerged from bankruptcy, Mirant terminated the tax sharing agreement with its direct and indirect wholly owned regarded corporate entities. As a result, Mirant’s direct and indirect wholly owned regarded corporate entities are no longer responsible for reimbursing Mirant for their intercompany tax obligations attributable to their operations. Accordingly, Mirant Americas Generation’s and Mirant North America’s income tax receivables and payables with Mirant or Mirant Americas were resolved pursuant to a global settlement under the Plan whereby intercompany receivables and payables received no distribution. The income tax payables and receivables related to Mirant New York, which remained in bankruptcy at December 31, 2006, were resolved upon its emergence from bankruptcy, which became effective on April 16, 2007; however, for financial statement purposes, Mirant Americas Generation and Mirant North America recorded the effects of the plan of reorganization on March 31, 2007.

For those subsidiaries that continue to exist as corporate regarded entities, Mirant Americas Generation and Mirant North America continue to allocate current and deferred income taxes to each corporate regarded entity as if such entity were a single taxpayer utilizing the asset and liability method to account for income taxes. To the extent Mirant Americas Generation and Mirant North America provides tax expense or benefit, any related tax payable or receivable to Mirant is reclassified to equity in the same period.

SFAS 109 requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including Mirant Americas Generation’s and Mirant North America’s past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies.

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists.

Mirant Mid-Atlantic

Mirant Mid-Atlantic was formed as a limited liability company on July 12, 2000, and was treated as a partnership for income tax purposes. Mirant Mid-Atlantic’s members were solely liable for the federal and state taxes resulting from Mirant Mid-Atlantic’s operations. In October 2002, Mirant Mid-Atlantic was converted to a branch for income tax purposes. As a result, Mirant Americas had sole direct liability for the majority of the federal and state income taxes resulting from Mirant Mid-Atlantic’s operations. Those state taxes for which Mirant Mid-Atlantic is liable have been included in the accompanying consolidated statements of operations. When it emerged from bankruptcy, Mirant terminated the tax sharing agreement with its direct and indirect wholly-owned regarded corporate entities. As a result, Mirant’s direct and indirect wholly-owned regarded corporate entities are no longer responsible for intercompany tax obligations attributable to their operations and Mirant Americas no longer has sole liability for Mirant Mid-Atlantic’s intercompany tax obligations. Mirant Americas still has the sole direct liability for the state income taxes resulting from Mirant Mid-Atlantic’s operations.

Impairment of Long-Lived Assets (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The Companies evaluate long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluations are performed in accordance with SFAS 144. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are separately presented in the accompanying consolidated balance sheets and are reported at the lower of the carrying amount or fair value less costs to sell, and are not depreciated. The assets and liabilities of a disposal group classified as held for sale are presented separately in the appropriate asset and liability sections of the accompanying consolidated balance sheets.

Fair Value of Financial Instruments (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

SFAS 107 requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements. At December 31, 2008 and 2007, financial instruments recorded at contractual amounts that approximate fair value include cash and cash equivalents, funds on deposit, receivables from affiliate and nonaffiliate, notes receivable—affiliate, accounts payable and accrued liabilities, payable to affiliate and notes payable—affiliate. The fair values of such items are not materially sensitive to shifts in market interest rates because of the short term to maturity of these instruments. The fair value of the Companies’ long-term debt is estimated using quoted market prices when available.

Recently Adopted Accounting Standards (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

SFAS 157.    On September 15, 2006, the FASB issued SFAS 157, which established a framework for measuring fair value under GAAP and expanded its disclosure about fair value measurement. SFAS 157 required companies to disclose the fair value of their financial instruments according to a fair value hierarchy (i.e., Levels 1, 2 and 3, as defined). Additionally, companies are required to provide enhanced disclosure regarding fair value measurements in the Level 3 category, including a reconciliation of the beginning and ending balances separately for each major category of assets and liabilities accounted for at fair value. SFAS 157 was effective at the beginning of the first fiscal year after November 15, 2007. The Companies adopted the provisions of SFAS 157 on January 1, 2008, for financial instruments and nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis.

SFAS 157 clarified that fair value should be measured at the exit price, which is the price to sell an asset or transfer a liability. The exit price may or may not equal the transaction price and the exit price objective applies regardless of a company’s intent or ability to sell the asset or transfer the liability at the measurement date. The Companies historically measured fair value using the approximate mid-point of the bid and ask prices. Upon adoption of SFAS 157, the Companies began measuring fair value based on the bid or ask price from independent broker quotes for its derivative contract assets and liabilities in accordance with the exit price objective.

SFAS 157 also (a) clarified that non-performance risk, including an issuer’s credit standing, should be considered when measuring liabilities at fair value, (b) precludes the use of a block discount when measuring instruments traded in an actively quoted market at fair value and (c) requires costs relating to acquiring instruments carried at fair value to be recognized as expense when incurred. SFAS 157 requires that a fair value measurement reflect the assumptions market participants would use in pricing an asset or liability based on the best available information.

SFAS 157 nullified a portion of the guidance in EITF 02-3. Under EITF 02-3, the transaction price presumption prohibited recognition of a day one gain or loss at the inception of a derivative contract unless the fair value of that derivative was substantially based on quoted prices or a valuation process incorporating observable inputs. Day one gains or losses on transactions that had been deferred under EITF 02-3 were recognized in the period that valuation inputs became observable or when the contract performed.

The provisions of SFAS 157 are applied prospectively, except for the initial effect on three specific items: (1) changes in fair value measurements of existing derivative financial instruments measured initially using the transaction price presumption under EITF 02-3, (2) existing hybrid financial instruments measured initially at fair value using the transaction price and (3) blockage factor discounts. Adjustments to these items required under SFAS 157 are recorded as a transition adjustment to beginning retained earnings in the year of adoption. Upon adoption of SFAS 157, Mirant Americas Generation and Mirant North America recognized a gain of approximately $1 million as a cumulative-effect adjustment to member’s interest on January 1, 2008, and Mirant Mid-Atlantic recognized a gain of $3 million as a cumulative-effect adjustment to member’s interest on January 1, 2008. The cumulative-effect adjustment relates entirely to the recognition of inception gains and losses formerly deferred under EITF 02-3. See Note 3 for further discussion of SFAS 157.

FSP FAS 157-3.    On October 10, 2008, the FASB issued FSP FAS 157-3, which clarifies the application of SFAS 157 in determining the fair value of a financial asset when the market for that asset is not active. FSP FAS 157-3 provides clarity in determining the fair value of a financial asset in a dislocated market, including the use of internal assumptions when relevant observable market inputs do not exist. Additionally, it clarified that the use of broker quotes in a market that is not active may not be the best indication of fair value, and that the nature of the quote should also be considered in the fair value measurement. FSP FAS 157-3 is effective immediately, including with respect to prior periods for which financial statements have not been issued. The Companies adopted FSP FAS 157-3 effective September 30, 2008. The adoption of FSP FAS 157-3 did not affect the Companies’ statements of operations, financial position or cash flows.

SFAS 159.    On February 15, 2007, the FASB issued SFAS 159, which permitted an entity to measure many financial instruments and certain other items at fair value by electing a fair value option. Once elected, the fair value option may be applied on an instrument by instrument basis, is irrevocable and is applied only to entire instruments. SFAS 159 also requires companies with trading and available-for-sale securities to report the unrealized gains and losses for which the fair value option has been elected within earnings for the period presented. SFAS 159 was effective at the beginning of the first fiscal year after November 15, 2007. The Companies adopted SFAS 159 on January 1, 2008. The adoption of SFAS 159 did not affect the Companies’ statements of operations, financial position or cash flows because the Companies did not elect the fair value option for any of their financial instruments.

FSP FIN 39-1.    On April 30, 2007, the FASB issued FSP FIN 39-1, which amended FIN 39, to indicate that the following fair value amounts could be offset against each other if certain conditions of FIN 39 are otherwise met: (a) those recognized for derivative financial instruments executed with the same counterparty under a master netting arrangement and (b) those recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments. In addition, a reporting entity is not precluded from offsetting the derivative financial instruments if it determines that the amount recognized upon payment or receipt of cash collateral is not a fair value amount. FSP FIN 39-1 was effective at the beginning of the first fiscal year after November 15, 2007. In March 2008, the FASB issued SFAS 161 which, upon adoption, requires the presentation of disclosures for derivative and hedging activities on a gross basis. In SFAS 161, the FASB expressed the view that disclosing the fair value amounts of derivative instruments on a gross basis provides better information about how companies are managing risks. As a result, the Companies reevaluated their policies related to the net presentation of the derivative contract assets and liabilities and related receivables and payables subject to master netting agreements. The Companies elected to discontinue the net presentation of assets and liabilities subject to master netting agreements upon adoption of FSP FIN 39-1 on January 1, 2008. As required by FSP FIN 39-1, amounts at December 31, 2007, are also presented on a gross basis in the consolidated balance sheets for consistent presentation. As a result, total assets and total liabilities as of December 31, 2007, both increased by $929 million for Mirant Americas Generation and Mirant North America and $204 million for Mirant Mid-Atlantic. The change to gross presentation had no effect on net income (loss) or member’s interest.

The following tables set forth the amounts as previously reported and the currently reported amounts at December 31, 2007 (in millions):

Mirant Americas Generation

	December 31, 2007 (as previously reported)	Adjustment for gross presentation	December 31, 2007 (as currently reported)
Receivables-nonaffiliate	$250	$292	$542
Derivative contract assets, current	173	514	687
Derivative contract assets, noncurrent	30	123	153

Accounts payable and accrued liabilities	$282	$292	$574
Derivative contract liabilities, current	196	513	709
Derivative contract liabilities, noncurrent	137	124	261

Mirant North America

	December 31, 2007 (as previously reported)	Adjustment for gross presentation	December 31, 2007 (as currently reported)
Receivables-nonaffiliate	$250	$292	$542
Derivative contract assets, current	173	514	687
Derivative contract assets, noncurrent	30	123	153

Accounts payable and accrued liabilities	$254	$292	$546
Derivative contract liabilities, current	196	513	709
Derivative contract liabilities, noncurrent	137	124	261

At December 31, 2008, Mirant Americas Generation and Mirant North America had approximately $1 million of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit on the consolidated balance sheets. In addition, approximately $20 million of cash collateral payable to counterparties under master netting agreements was included in accounts payable and accrued liabilities on the consolidated balance sheets.

Mirant Mid-Atlantic

	December 31, 2007 (as previously reported)	Adjustment for gross presentation	December 31, 2007 (as currently reported)
Receivables-affiliate	$83	$59	$142
Derivative contract assets-nonaffiliate, current	9	1	10
Derivative contract assets-affiliate, current	—	77	77
Derivative contract assets-affiliate, noncurrent	—	67	67

Payable to affiliate	$18	$59	$77
Derivative contract liabilities-nonaffiliate, current	12	1	13
Derivative contract liabilities-affiliate, current	19	77	96
Derivative contract liabilities-affiliate, noncurrent	8	67	75

New Accounting Standards Not Yet Adopted at December 31, 2008

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic

In December 2007, the FASB issued SFAS 141R, which requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values. SFAS 141R also requires disclosure of information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination. Additionally, SFAS 141R requires that acquisition-related costs be expensed as incurred. The provisions of SFAS 141R became effective for acquisitions completed on or after January 1, 2009; however, the income tax considerations included in SFAS 141R were effective as of that date for all acquisitions, regardless of the acquisition date. The Companies adopted SFAS 141R on January 1, 2009. The adoption of SFAS 141R had no effect on the Companies’ statements of operations, financial position or cash flows.

On February 12, 2008, the FASB issued FSP FAS 157-2, which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, with the exception of those assets and liabilities that are recognized or disclosed on a recurring basis (at least annually). The Companies’ non-recurring nonfinancial assets and liabilities that could be measured at fair value in the Companies’ financial statements include long-lived asset impairments and the initial recognition of asset retirement obligations. The

Companies adopted FSP FAS 157-2 on January 1, 2009, and the adoption had no effect on the Companies’ statements of operations, financial positions or cash flows. The Companies will incorporate the recognition and disclosure provisions of SFAS 157 for fair value measurements for non-recurring nonfinancial assets and liabilities in future filings.

On March 19, 2008, the FASB issued SFAS 161, which amends SFAS 133 to enhance the required disclosures for derivative instruments and hedging activities. The Companies utilize derivative financial instruments to manage their exposure to commodity price risks and changes in conversion spreads and for their proprietary trading and fuel oil management activities. The Companies adopted SFAS 161 on January 1, 2009, and expect to modify the presentation of the quantitative information included in their note disclosures in order to differentiate among asset management, proprietary trading and fuel oil management activities and their effect on the Companies’ financial statements in the Companies’ Form 10-Q for the first quarter of 2009.

3.	Financial Instruments (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Derivative Financial Instruments

The Companies, through their asset management activities, enter into a variety of exchange-traded and OTC energy and energy-related derivative financial instruments, such as forward contracts, futures contracts, option contracts and financial swap agreements to manage exposure to commodity price risks and changes in conversion spreads. These contracts have varying terms and durations which range from a few days to years, depending on the instrument. Mirant Americas Generation’s and Mirant North America’s proprietary trading activities also utilize similar contracts in markets where Mirant Americas Generation and Mirant North America have a physical presence to attempt to generate incremental gross margin.

Adoption of SFAS 157

Effective January 1, 2008, the Companies adopted SFAS 157 as discussed in Note 2, which, among other things, requires enhanced disclosures about assets and liabilities carried at fair value. SFAS 157 clarifies that fair value should be measured at the exit price, which is the price to sell an asset or transfer a liability. In applying the exit price objective upon adoption of SFAS 157, the Companies measure fair value based on the bid or ask price from independent broker quotes for their derivative contract assets and liabilities.

Derivative financial instruments are recorded at their estimated fair value in the Companies’ accompanying consolidated balance sheets as derivative contract assets and liabilities except for certain transactions that qualify for the normal purchases or normal sales exception election that allows for accrual accounting treatment. As defined in SFAS 157, fair value is the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Companies utilize certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market-corroborated or generally unobservable. The Companies utilize valuation techniques that attempt to maximize the use of observable inputs and minimize the use of unobservable inputs. The determination of the fair values considers various factors, including closing exchange or OTC market price quotations, time value, credit quality, liquidity, and volatility factors underlying options and contracts. The fair value of certain derivative financial instruments is estimated using pricing models based on contracts with similar terms and risks. Modeling techniques assume market correlation and volatility, such as using the prices of one delivery point to calculate the price of the contract’s different delivery point. The nominal value of the transaction is discounted using a LIBOR forward interest rate curve. In addition, by applying a credit reserve which is calculated based on credit default swaps or published default probabilities for the actual and potential asset value, the fair value of the Companies’ derivative financial instruments reflects the risk that the counterparties to these contracts may default on the obligations. Likewise, by applying a reserve for non-performance which is calculated based on the probability of the Companies’ defaulting, the Companies adjust their derivative contract liabilities to reflect the price at which a potential market participant would be willing to assume the Companies’ liabilities.

Changes in the fair value and settlements of derivative financial instruments used to hedge electricity economically are reflected in operating revenue and changes in the fair value and settlements of derivative financial instruments used to hedge fuel economically are reflected in cost of fuel, electricity and other products in the accompanying consolidated statements of operations. Changes in the fair value and settlements of derivative financial instruments for proprietary trading and fuel oil management activities are recorded on a net basis as operating revenue in the accompanying consolidated statements of operations. As of December 31, 2008, the Companies do not have any derivative financial instruments for which hedge accounting, as defined by SFAS 133, has been elected.

Fair Value Hierarchy

Based on the observability of the inputs used in the valuation techniques for fair value measurement, the Companies are required to classify recorded fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value measurement inputs the Companies use vary from readily observable prices for exchange-traded instruments to price curves that cannot be validated through external pricing sources. The Companies’ financial assets and liabilities carried at fair value in the financial statements are classified in three categories based on the inputs used. The high-level guidelines described below are used to determine the appropriate classification of inputs within the fair value hierarchy.

Level 1 inputs – Unadjusted quoted prices available in active markets for identical assets or liabilities that the Companies have the ability to access and transact upon as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of natural gas and crude oil futures traded on the NYMEX and swaps cleared against NYMEX prices.

Level 2 inputs – Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reported date. Level 2 includes those financial instruments that are valued using quotes from independent brokers or other valuation methodologies. These include widely-accepted methodologies that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category include non-exchange-traded derivatives such as OTC forwards, swaps and options.

Level 3 inputs – Pricing inputs that are generally less observable than those from objective sources. These inputs may be used with internally developed methodologies or methodologies utilizing significant inputs that represent management’s best estimate of fair value. Level 3 instruments include those that may be more structured or otherwise tailored. Inputs such as assumptions for market prices, supply and demand market data, correlation and volatility are used for modeling with internally developed methodologies or methodologies utilizing significant inputs that represent management’s best estimate of fair value. At each balance sheet date, each Company performs an analysis of all instruments subject to SFAS 157 and includes in Level 3 all those whose fair value is based on significant unobservable inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls must be determined based on the lowest level input that is significant to the fair value measurement. The Companies’ assessments of the significance of a particular input to the fair value measurement in its entirety require judgment, and consider factors specific to the asset or liability.

The following tables set forth by level within the fair value hierarchy the Companies’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008, by category and tenor, respectively. At December 31, 2008, the Companies’ only financial assets and liabilities measured at fair value on a recurring basis are derivative financial instruments.

The following tables present financial assets and liabilities, net accounted for at fair value on a recurring basis as of December 31, 2008, by category (in millions):

Mirant Americas Generation and Mirant North America

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Total assets	$545	$2,575	$47	$3,167
Total liabilities	(561)	(1,950)	(1)	(2,512)

Total	$(16)	$625	$46	$655

Mirant Mid-Atlantic

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Total assets	$3	$1,173	$—	$1,176
Total liabilities	—	(650)	—	(650)

Total	$3	$523	$—	$526

The following tables present financial assets and liabilities, net accounted for at fair value on a recurring basis as of December 31, 2008, by tenor (in millions):

Mirant Americas Generation and Mirant North America

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2009	$(16)	$286	$45	$315
2010	—	81	1	82
2011	—	35	—	35
2012	—	37	—	37
2013	—	86	—	86
Thereafter	—	100	—	100

Total	$(16)	$625	$46	$655

The volumetric weighted average maturity, or weighted average tenor, of the derivative contract portfolio at December 31, 2008 and December 31, 2007, was approximately 23 months and 12 months, respectively. The net notional amount, or net short position, of the derivative contract assets and liabilities at December 31, 2008 and December 31, 2007, was approximately 42 million equivalent MWh and 26 million equivalent MWh, respectively.

Mirant Mid-Atlantic

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
2009	$2	$202	$—	$204
2010	1	63	—	64
2011	—	35	—	35
2012	—	37	—	37
2013	—	86	—	86
Thereafter	—	100	—	100

Total	$3	$523	$—	$526

The volumetric weighted average maturity, or weighted average tenor, of the derivative contract portfolio at December 31, 2008 and December 31, 2007, was approximately 26 months and 12 months, respectively. The net notional amount, or net short position, of the derivative contract assets and liabilities at December 31, 2008 and December 31, 2007, was approximately 39 million equivalent MWh and 24 million equivalent MWh, respectively.

Level 3 Disclosures

The following tables present a roll forward of fair values of assets and liabilities, net categorized in Level 3 and the amount included in earnings for the year ended December 31, 2008 (in millions):

Mirant Americas Generation and Mirant North America

Fair value of assets and liabilities categorized in Level 3 at January 1, 2008	$12
Total gains or losses (realized/unrealized):
Included in earnings of existing contracts (or changes in net assets or liabilities) [1]	(4)
Purchases, issuances and settlements[2]	21
Transfers in and /or out of Level 3[3]	17

Fair value of assets and liabilities categorized in Level 3 at December 31, 2008	$46

[1]

Reflects the total gains or losses on contracts included in Level 3 at the beginning of each quarterly reporting period and at the end of each quarterly reporting period and contracts entered into during each quarterly reporting period that remain at the end of each quarterly reporting period.

[2]	Represents the total cash settlements of contracts during each quarterly reporting period that existed at the beginning of each quarterly reporting period.
[3]

Denotes the total contracts that existed at the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during each quarterly reporting period. Amounts reflect fair value as of the end of each quarterly reporting period.

	Year Ended December 31, 2008
	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in earnings	$46	$(12)	$34
Gains (losses) included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008	$52	$(7)	$45

Mirant Mid-Atlantic

Fair value of assets and liabilities categorized in Level 3 at January 1, 2008	$2
Total gains or losses (realized/unrealized):
Included in earnings of existing contracts (or changes in net assets or liabilities) [1]	(8)
Purchases, issuances, and settlements[2]	5
Transfers in and /or out of Level 3[3]	1

Fair value of assets and liabilities categorized in Level 3 at December 31, 2008	$—

[1]

Reflects the total gains or losses on contracts included in Level 3 at the beginning of each quarterly reporting period and at the end of each quarterly reporting period and contracts entered into during each quarterly reporting period that remain at the end of each quarterly reporting period.

[2]	Represents the total cash settlements of contracts during each quarterly reporting period that existed at the beginning of each quarterly reporting period.
[3]

Denotes the total contracts that existed at the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during each quarterly reporting period. Amounts reflect fair value as of the end of each quarterly reporting period.

	Year Ended December 31, 2008
	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in earnings	$5	$(7)	$(2)
Gains (losses) included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2008	$5	$(7)	$(2)

Fair Values of Other Financial Instruments (Mirant Americas Generation and Mirant North America)

Other financial instruments recorded at fair value include cash and interest-bearing cash equivalents. The following methods are used by Mirant Americas Generation and Mirant North America to estimate the fair value of financial instruments that are not otherwise carried at fair value on Mirant Americas Generation’s and Mirant North America’s accompanying consolidated balance sheets:

Notes and Other Receivables.    The fair value of Mirant Americas Generation’s and Mirant North America’s notes receivable are estimated using interest rates they would receive currently for similar types of arrangements.

Long- and Short-Term Debt.    The fair value of Mirant Americas Generation’s and Mirant North America’s long- and short-term debt is estimated using quoted market prices, when available.

The carrying amounts and fair values of Mirant Americas Generation’s and Mirant North America’s financial instruments at December 31, 2008 and 2007 are as follows (in millions):

Mirant Americas Generation

	December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long- and short-term debt	$2,675	$2,344	$3,093	$3,007

Mirant North America

	December 31,
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long- and short-term debt	$1,293	$1,203	$1,435	$1,412

Other:
Notes receivable	$93	$93	$93	$93

4.	Related Party Arrangements and Transactions

Administrative Services Agreement with Mirant Services (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Services provides the Companies with various management, personnel and other services as set forth in the Administrative Services Agreement. The Companies reimburse Mirant Services for amounts equal to Mirant Services’ direct costs of providing such services.

The total costs incurred by the Companies under the Administrative Services Agreement have been included in the Companies’ accompanying consolidated statements of operations as follows (in millions):

Mirant Americas Generation and Mirant North America

	Years Ended December 31,
	2008	2007	2006
Cost of fuel, electricity and other products—affiliate	$6	$8	$9
Operations and maintenance expense—affiliate	147	152	148

Total	$153	$160	$157

Mirant Mid-Atlantic

	Years Ended December 31,
	2008	2007	2006
Cost of fuel, electricity and other products—affiliate	$7	$6	$6
Operations and maintenance expense—affiliate	78	70	69

Total	$85	$76	$75

Services and Risk Management Agreements with Affiliates (Mirant Americas Generation and Mirant North America)

Historically, Mirant Americas Generation and Mirant North America provided energy marketing and fuel procurement services through Mirant Energy Trading to the following affiliates: Mirant Las Vegas, Mirant Sugar Creek, Shady Hills, West Georgia and Mirant Wichita Falls. Mirant Wichita Falls was sold by Mirant in the second quarter of 2006. On May 1, 2007, Mirant completed the sale of the other four affiliates. For the years ended December 31, 2007 and 2006, the total energy marketing costs were $47 million and $45 million, respectively. For the years ended December 31, 2007 and 2006, Mirant Americas Generation and Mirant North America recorded a reduction to operations and maintenance expense of approximately $1 million and $6 million, respectively, related to these services and risk management agreements. Mirant Americas Generation and Mirant North America did not recognize a reduction to operations and maintenance expense associated with providing services to these affiliates subsequent to the completion of the sales in 2007.

Power Sales Agreement with Mirant Energy Trading (Mirant Mid-Atlantic)

Mirant Mid-Atlantic operates under a Power Sale, Fuel Supply and Services Agreement with Mirant Energy Trading. Amounts due to Mirant Energy Trading for fuel purchases and due from Mirant Energy Trading for power and capacity sales are recorded as a payable to affiliate or accounts receivable—affiliate in Mirant Mid-Atlantic’s accompanying consolidated balance sheets.

Under the Power Sale, Fuel Supply and Services Agreement, Mirant Energy Trading resells Mirant Mid-Atlantic’s energy products in the PJM spot and forward markets, and to other third parties. Mirant Mid-Atlantic is paid the amount received by Mirant Energy Trading for such capacity and energy. Mirant Mid-Atlantic has counterparty credit risk in the event that Mirant Energy Trading is unable to collect amounts owed from third parties for the resale of Mirant Mid-Atlantic’s energy products.

Services Agreements with Mirant Energy Trading (Mirant Mid-Atlantic)

Mirant Mid-Atlantic receives services from Mirant Energy Trading which include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. For the month ended January 31, 2006, these services were received from Mirant Americas Energy Marketing. Amounts due to and from Mirant Energy Trading under the Services Agreements are recorded as a net payable to affiliate or accounts receivable—affiliate, as appropriate. Substantially all energy marketing overhead expenses are allocated to Mirant’s operating subsidiaries. During the years ended December 31, 2008, 2007 and 2006, Mirant Mid-Atlantic incurred approximately $15 million, $24 million and $19 million, respectively, in costs under these agreements. These costs are included in operations and maintenance expense—affiliate in Mirant Mid-Atlantic’s accompanying consolidated statements of operations.

Administration Arrangements with Mirant Services (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Substantially all of Mirant’s corporate overhead costs are allocated to Mirant’s operating subsidiaries. For the years ended December 31, 2008, 2007 and 2006, the Companies incurred the following in costs under these arrangements, which are included in operations and maintenance expense —affiliate in the Companies’ accompanying consolidated statements of operations (in millions):

	Years Ended December 31,
	2008	2007	2006
Mirant Americas Generation	$138	$125	$132
Mirant North America	$138	$125	$132
Mirant Mid-Atlantic	$80	$50	$47

The Companies’ allocation of Mirant’s overhead costs have increased as a result of the disposition of Mirant’s Philippine and Caribbean businesses and six U.S. natural gas-fired facilities in the second and third quarters of 2007.

Notes Payable to Affiliate (Mirant Americas Generation)

During the pendency of the Chapter 11 proceedings, Mirant Americas Generation and certain of its subsidiaries and Mirant and certain of its subsidiaries (excluding Mirant Americas Generation and its subsidiaries) participated in separate intercompany cash management programs whereby cash balances at the respective participating subsidiaries were transferred to central concentration accounts to fund working capital and other needs of the respective participants. Mirant Americas Generation had no current notes payable to affiliate at December 31, 2008. At December 31, 2007, Mirant Americas Generation had current notes payable to affiliate of $6 million arising out of the balances owed by Mirant Zeeland under Mirant’s pre-emergence cash management program. Interest expense—affiliate was $1 million for the year ended December 31, 2007, and less than $1 million for the year ended December 31, 2006.

Notes Receivable from Affiliate and Notes Payable to Affiliate (Mirant North America)

During the pendency of the Chapter 11 proceedings, Mirant Americas Generation and certain of its subsidiaries and Mirant and certain of its subsidiaries (excluding Mirant Americas Generation and its subsidiaries) participated in separate intercompany cash management programs whereby cash balances at Mirant and the respective participating subsidiaries were transferred to central concentration accounts to fund working capital and other needs of the respective participants. At both December 31, 2008 and 2007, Mirant North America had current notes receivable from Mirant Americas Generation of $93 million related to its pre-emergence intercompany cash management program. For the years ended December 31, 2008, 2007 and 2006, Mirant North America earned $2 million, $5 million and $6 million, respectively, of interest income related to the notes receivable, which is recorded in interest income—affiliate in Mirant North America’s accompanying consolidated statements of operations. Mirant North America had no current notes payable to affiliate at December 31, 2008. At December 31, 2007, Mirant North America had current notes payable to affiliate of $20 million arising out of the balances owed by Mirant Zeeland under Mirant’s pre-emergence cash management program and by Mirant New York under Mirant Americas Generation’s pre-emergence cash management program. Interest expense—affiliate was $0 for the year ended December 31, 2008, and $1 million for the years ended December 31, 2007 and 2006.

Notes Receivable from Affiliate (Mirant Mid-Atlantic)

At December 31, 2008 and 2007, Mirant Mid-Atlantic did not have any notes receivable from affiliate. For the year ended December 31, 2006, Mirant Mid-Atlantic recognized $2 million in interest income—affiliate, related to a note receivable from affiliate of $124 million that was repaid in full on June 5, 2006, and recorded in interest income—affiliate in the accompanying consolidated statement of operations.

Payable to Mirant Americas Pursuant to the Plan (Mirant Americas Generation and Mirant North America)

Mirant North America was required to pay $250 million to Mirant Americas within five days of the effective date of the Plan in return for Mirant’s contribution of its interest in the following: Mirant Americas Energy Marketing, Mirant Americas Development, Inc., Mirant Americas Production Company, Mirant Americas Energy Capital, LLC, Mirant Americas Energy Capital Assets, LLC, Mirant Americas Development Capital, LLC, Mirant Americas Retail Energy Marketing, LP, and Mirant Americas Gas Marketing, I-XV, LLCs. This amount was paid in January 2006.

Mirant Letters of Credit (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant posted pre-petition letters of credit and a guarantee on behalf of Mirant Mid-Atlantic to provide for the rent payment reserve required in connection with Mirant Mid-Atlantic’s lease obligations in the event that it was unable to pay its lease payment obligations. On January 3, 2006, as part of the settlement of disputes in respect of the Mirant Mid-Atlantic leveraged leases and the Companies’ emergence from bankruptcy, Mirant North America posted a $75 million letter of credit for rent payment reserve obligations under the Mirant Mid-Atlantic leveraged leases. Upon the posting of the letter of credit, the trustee under the leveraged leases returned $56 million of cash collateral to Mirant Mid-Atlantic.

Prior to 2005, Mirant entered into pre-petition letters of credit to support Mirant Americas Generation’s and Mirant North America’s asset management activities. In September 2005, several of these letters of credit were drawn in the amount of $39 million. In January 2006, the remaining pre-petition letter of credit of $7 million was drawn in full. In addition, Mirant entered into post-petition letters of credit to support its asset management activities. In January 2006, letters of credit from the Mirant North America senior secured credit facilities replaced the eleven post-petition letters of credit outstanding at December 31, 2005. See Liquidity and Capital Resources “Cash Collateral and Letters of Credit” for details on letters of credit outstanding at December 31, 2008.

Purchased Emissions Allowances (Mirant Mid-Atlantic)

Mirant Mid-Atlantic purchases emissions allowances from Mirant Energy Trading at Mirant Energy Trading’s original cost to purchase the allowances. Where allowances have been purchased by Mirant Energy Trading from a Mirant affiliate, the price paid by Mirant Energy Trading is determined by market indices. For the years ended December 31, 2008 and 2007, Mirant Mid-Atlantic purchased emissions allowances from Mirant Energy Trading of $19 million and $12 million, respectively. Emissions allowances purchased from Mirant Energy Trading that were utilized in the years ended December 31, 2008, 2007 and 2006, were $8 million, $35 million and $65 million, respectively, and are recorded in cost of fuel, electricity and other products—affiliate in Mirant Mid-Atlantic’s accompanying consolidated statements of operations. Amounts expensed as a result of writing down emissions allowances to the lower of cost or market were $2 million, $3 million and $36 million, respectively, for the years ended December 31, 2008, 2007 and 2006. As of December 31, 2008 and 2007, Mirant Mid-Atlantic had purchased emissions allowances of $19 million and $10 million, respectively, which are recorded in inventories in Mirant Mid-Atlantic’s accompanying consolidated balance sheets.

Sale of Granted Emissions Allowances (Mirant Mid-Atlantic)

In 2006, Mirant Mid-Atlantic sold emissions allowances to Mirant Energy Trading that had been granted by the EPA to Mirant Potomac River. For the year ended December 31, 2006, the sales of $2 million are recorded in gain on sale of assets, net in Mirant Mid-Atlantic’s accompanying consolidated statement of operations.

Preferred Shares in Mirant Americas (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Series A (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Pursuant to the Plan, Mirant Americas was required to make capital contributions to Mirant Mid-Atlantic for the purpose of funding future environmental capital expenditures. These capital contributions were made in the form of mandatorily redeemable Series A preferred shares, and are reflected as preferred stock in affiliate in the accompanying consolidated balance sheets at December 31, 2008 and 2007. In 2008 and 2007, Mirant Americas was required to and did redeem $31 million and $5 million, respectively, in preferred stock held by Mirant Mid-Atlantic.

The Series A preferred shares have a scheduled redemption date at a specified redemption amount as follows (in millions):

2009	$84
2010	95
2011	50

$229

The redemption of any of the Series A preferred shares on any scheduled redemption date shall be deferred to the extent that Mirant Mid-Atlantic has not incurred prior to the scheduled redemption date, or does not reasonably expect to incur within 180 days of such scheduled redemption date, expenditures with respect to the installation of control technology related to environmental capital expenditures at facilities owned or leased by Mirant Mid-Atlantic. Any amounts so deferred shall be added to the amount of Series A preferred shares to be redeemed on the next scheduled redemption date.

Mirant Mid-Atlantic has the right to put the Series A preferred shares to Mirant at an amount equal to the specified redemption amount in the event that Mirant Americas fails to redeem the Series A preferred shares on a scheduled redemption date.

The Series A preferred shares are recorded at a fair value of $211 million and $229 million as a component of equity in the Companies’ consolidated balance sheets at December 31, 2008 and 2007, respectively. The fair value was determined using a discounted cash flow method based on the specified redemption amounts using a 6.21% discount rate. For the years ended December 31, 2008 and 2007, the Companies recorded $13 million, in preferred stock in affiliate and member’s interest in the consolidated balance sheets related to the amortization of the discount on the preferred stock in Mirant Americas.

Series B (Mirant Americas Generation)

In December 2005, Mirant Americas issued mandatorily redeemable Series B preferred shares to Mirant Americas Generation for the purpose of supporting the refinancing of $850 million of Mirant Americas Generation senior notes due in 2011. The Series B preferred shares have a mandatory redemption date of April 1, 2011, for the liquidation preference amount of $150 million. At any time after June 30, 2010, Mirant Americas Generation has the right to put the Series B preferred shares to Mirant at the liquidation preference amount.

The Series B preferred shares are recorded at a fair value of $134 million and $126 million as a component of equity in Mirant Americas Generation’s consolidated balance sheets at December 31, 2008 and 2007, respectively. The fair value was determined using a discounted cash flow method based on the expected redemption date and the liquidation preference amount using a 6.21% discount rate. For years ended December 31, 2008 and 2007, Mirant Americas Generation recorded $8 million in preferred stock in affiliate and member’s interest in the consolidated balance sheets related to the amortization of the discount on the preferred stock in Mirant Americas.

5.	Long-Lived Assets

Property, Plant and Equipment, net (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Property, plant and equipment, net consisted of the following at December 31, 2008 and 2007 (dollars in millions):

Mirant Americas Generation

	At December 31,		Depreciable Lives (years)
	2008	2007
Production	$2,411	$2,233	13 to 54
Leasehold improvements on leased generating facilities	405	214	5 to 34
Oil pipeline	26	26	24
Construction work in progress	996	642	—
Other	96	89	2 to 12
Less: accumulated depreciation, amortization and provision for impairment	(742)	(635)

Total property, plant and equipment, net	$3,192	$2,569

Mirant North America

	At December 31,		Depreciable Lives (years)
	2008	2007
Production	$2,408	$2,230	13 to 54
Leasehold improvements on leased generating facilities	405	214	5 to 34
Oil pipeline	26	26	24
Construction work in progress	996	642	—
Other	96	89	2 to 12
Less: accumulated depreciation, amortization and provision for impairment	(742)	(635)

Total property, plant and equipment, net	$3,189	$2,566

Depreciation of the recorded cost of property, plant and equipment is recognized on a straight-line basis over the estimated useful lives of the assets. Acquired emissions allowances related to owned facilities are included in production assets above, and are depreciated on a straight-line basis over the average life of the related generating facilities. Depreciation expense was approximately $128 million, $112 million and $114 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Mirant Mid-Atlantic

	At December 31,		Depreciable Lives (years)
	2008	2007
Production	$1,717	$1,586	13 to 54
Leasehold improvements on leased generating facilities	405	214	5 to 34
Oil pipeline	26	26	24
Construction work in progress	933	607	—
Other	19	16	2 to 10
Less: accumulated depreciation	(478)	(399)

Total property, plant and equipment, net	$2,622	$2,050

Depreciation of the recorded cost of property, plant and equipment is recognized on a straight-line basis over the estimated useful lives of the assets. Acquired emissions allowances related to owned facilities are included in production assets above, and are depreciated on a straight-line basis over the average life of the related generating facilities. Mirant Mid-Atlantic received emissions allowances in the acquisition of the Pepco assets for both SO2 and NOx emissions and the right to receive future granted emissions allowances. Depreciation expense was approximately $86 million, $75 million and $69 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Mirant Mid-Atlantic evaluates its long-lived assets (property, plant and equipment) and definite-lived intangible assets for impairment whenever events or changes in circumstances indicate that Mirant Mid-Atlantic may not be able to recover the carrying amount of the asset. There have been no impairments of these assets for the years ended December 31, 2008, 2007 and 2006.

Goodwill, net (Mirant Mid-Atlantic)

Mirant Mid-Atlantic evaluates goodwill for impairment at least annually and periodically if indicators of impairment are present in accordance with SFAS 142. The results of Mirant Mid-Atlantic’s impairment testing may be affected by a significant adverse change in the extent or manner in which the reporting unit’s assets are being used, a significant adverse change in legal factors or in the business climate that could affect the value of a reporting unit, as well as other economic or operational analyses. If the carrying amount of the reporting unit is not recoverable, an impairment charge is recorded. The amount of the impairment charge, if an impairment exists, is calculated as the difference between the fair value of the reporting unit goodwill and its carrying value. For this test, Mirant Mid-Atlantic’s business constitutes a single reporting unit. Mirant Mid-Atlantic performs its annual assessment of goodwill at October 31 and whenever contrary evidence exists as to the recoverability of goodwill.

Mirant Mid-Atlantic performed its annual evaluation for goodwill impairment at October 31, 2008, based on Mirant Mid-Atlantic’s most recent business plan and market data from independent sources. Mirant Mid-Atlantic utilized multiple valuation approaches in arriving at a fair value of the business unit for purposes of the test, including an income approach involving discounted cash flows and a market approach involving recent comparable transactions and trading multiples of peer companies.

The critical assumptions used in Mirant Mid-Atlantic’s income valuation approach included assumptions as to future electricity and fuel prices, future levels of gross domestic product growth, levels of supply and demand, future operating expenditures and capital expenditure requirements, and estimates of Mirant Mid-Atlantic’s weighted average cost of capital. Assumptions about future revenue, costs and forward prices require significant judgment because such factors have fluctuated in the past and will continue to do so in the future.

Additionally, the assumptions included capital expenditures required to install pollution control equipment in order to comply with Maryland Healthy Air Act as well as additional operating costs associated with the ongoing operation of the pollution control equipment. The assumptions also included costs associated with complying with regional and expected federal carbon emissions legislation. Mirant Mid-Atlantic assigned a 60% weighting to the income and a 40% weighting to the market approach to determine the fair value of the reporting unit, as the Company considered the income approach more representative of a market participant’s view of fair value given the current distressed market conditions. However, a change in the relative weightings between the income and market approach would have no effect on the outcome of the goodwill impairment analysis.

The above assumptions were critical to Mirant Mid-Atlantic’s determination of the fair value of its business unit. The combined subjectivity and sensitivity of the assumptions and estimates used in the goodwill impairment analysis could result in a reasonable person reaching a different conclusion regarding those critical assumptions and estimates, possibly resulting in an impairment charge having been required for all or a portion of Mirant Mid-Atlantic’s goodwill.

Intangible Assets, net (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Trading rights are intangible assets recognized in connection with asset purchases that represent Mirant Americas Generation’s and Mirant North America’s ability to generate additional cash flows by incorporating the Mirant Americas Generation’s and Mirant North America’s trading activities with the acquired generating facilities.

Development rights represent the right to expand capacity at certain acquired generating facilities. The existing infrastructure, including storage facilities, transmission interconnections and fuel delivery systems and contractual rights acquired by the Companies provide the opportunity to expand or repower certain generating facilities.

Emissions allowances represent allowances granted for the leasehold baseload units at the Dickerson and Morgantown facilities.

Mirant Americas Generation and Mirant North America

Following is a summary of intangible assets at December 31, 2008 and 2007 (dollars in millions):

		At December 31, 2008		At December 31, 2007
	Weighted Average Amortization Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Trading rights	26 years	$27	$(6)	$27	$(5)
Development rights	38 years	62	(12)	62	(11)
Emissions allowances	31 years	150	(34)	151	(29)
Other intangibles	30 years	12	(4)	12	(3)

Total intangible assets		$251	$(56)	$252	$(48)

Amortization expense was approximately $8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Assuming no future acquisitions, dispositions or impairments of intangible assets, amortization expense is estimated to be approximately $8 million for each of the next five years.

Mirant Mid-Atlantic

Following is a summary of intangible assets at December 31, 2008 and 2007 (dollars in millions):

		At December 31, 2008		At December 31, 2007
	Weighted Average Amortization Lives	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Development rights	40 years	$47	$(9)	$47	$(8)
Emissions allowances	32 years	131	(33)	131	(29)
Other intangibles	30 years	12	(4)	12	(3)

Total intangible assets		$190	$(46)	$190	$(40)

All of Mirant Mid-Atlantic’s intangible assets are subject to amortization and are being amortized on a straight-line basis over their estimated useful lives.

Amortization expense was approximately $6 million, $6 million and $5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Assuming no future acquisitions, dispositions or impairments of intangible assets, amortization expense is estimated to be approximately $6 million for each of the next five years.

Impairments on Assets Held and Used (Mirant Americas Generation and Mirant North America)

In accordance with SFAS 144, an asset classified as held and used shall be tested for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An asset impairment charge must be recognized if the sum of the undiscounted expected future cash flows from a long-lived asset is less than the carrying value of that asset. The amount of any impairment charge is calculated as the excess of the carrying value of the asset over its fair value. Fair value is estimated based on the discounted future cash flows from that asset or determined by other valuation techniques.

In 2000, the State of New York issued an NOV to the previous owner of the Companies’ Lovett facility alleging NSR violations associated with the operation of that facility prior to its acquisition by Mirant Americas Generation and Mirant North America. On June 11, 2003, Mirant New York, Mirant Lovett and the State of New York entered into a consent decree (the “2003 Consent Decree”). The 2003 Consent Decree was approved by the Bankruptcy Court on October 15, 2003. Under the 2003 Consent Decree, Mirant Lovett had three options: (1) install emissions controls on the Lovett facility’s two coal-fired units (units 4 and 5); (2) shut down unit 4 and convert unit 5 to natural gas; or (3) shut down unit 5 in 2007 and unit 4 in 2008. The Companies concluded that the installation of the required emissions controls was uneconomic. The Companies also concluded that operating unit 5 on natural gas was uneconomic.

On October 19, 2006, Mirant Lovett notified the New York Public Service Commission, the NYISO, Orange and Rockland and certain other affected transmission and distribution companies in New York of its intent to discontinue operation of units 3 and 5 of the Lovett facility in April 2007.

On May 10, 2007, Mirant Lovett entered into an amendment to the 2003 Consent Decree with the State of New York that switched the deadlines for shutting down units 4 and 5 so that the deadline for compliance by unit 5 was extended until April 30, 2008, and the deadline for unit 4 was shortened. The Companies discontinued operation of unit 4 as of May 7, 2007. In addition, the Companies discontinued operation of unit 3 because it was uneconomic to run the unit.

In the second quarter of 2007, the Companies performed an impairment analysis of the Lovett facility and as a result of this analysis, recorded an impairment loss of $175 million to reduce the carrying value of the Lovett facility to its estimated fair value. The carrying value of the Lovett facility prior to the impairment was approximately $185 million. The remaining depreciable life for the Lovett facility was also adjusted to April 30, 2008, based on the high likelihood of a shutdown of unit 5 on that date.

On October 20, 2007, Mirant Lovett submitted notices of its intent to discontinue operations of unit 5 of the Lovett generating facility as of midnight on April 19, 2008, to the New York Public Service Commission, the NYISO, Orange and Rockland and several other potentially affected transmission and distribution companies in New York. The Companies ceased operation of unit 5 on April 19, 2008, and have substantially completed the demolition of the Lovett facility.

In 2006, Mirant Americas Generation’s and Mirant North America’s assessment of the Bowline unit 3 suspended construction project resulted in the conclusion that the Bowline unit 3 project as configured and permitted was not economically viable. As a result of this conclusion, Mirant Americas Generation and Mirant North America determined the estimated value of the equipment and project termination liabilities. At December 31, 2006, the carrying value of the development and construction costs for Bowline unit 3 exceeded the estimated undiscounted cash flows from the abandonment of the project. Mirant Americas Generation recorded an impairment of $120 million, which is reflected in impairment losses on the consolidated statement of operations for the year ended December 31, 2006. Mirant North America recorded an impairment of $118 million, which is reflected in impairment losses on the consolidated statement of operations for the year ended December 31, 2006.

6.	Long-term Debt (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Long-term debt at December 31, 2008 and 2007 was as follows (in millions):

	At December 31,			Secured/ Unsecured
	2008	2007	Interest Rate
Long-term debt:
Mirant Mid-Atlantic:
Mirant Chalk Point capital lease, through 2009 to 2015	$28	$30	8.19%	—
Less: current portion of long-term debt	(3)	(3)

Total Mirant Mid-Atlantic long-term debt, excluding current portion	25	27
Mirant North America:
Senior secured term loan, due 2009 to 2013	415	555	LIBOR + 1.75%	Secured
Senior notes, due 2013	850	850	7.375%	Unsecured
Less: current portion of senior secured term loan	(42)	(138)

Total Mirant North America long-term debt, excluding current portion	1,248	1,294

Mirant Americas Generation:
Senior notes:
Due 2011	535	811	8.30%	Unsecured
Due 2021	450	450	8.50%	Unsecured
Due 2031	400	400	9.125%	Unsecured
Unamortized debt premium/discount	(3)	(3)

Total Mirant Americas Generation long-term debt, excluding current portion	$2,630	$2,952

Mirant Americas Generation Senior Notes

The senior notes are senior unsecured obligations of Mirant Americas Generation having no recourse to any subsidiary or affiliate of Mirant Americas Generation. In the years ended December 31, 2008 and 2007, Mirant Americas Generation purchased and retired $276 million and $39 million, respectively, of senior notes due in 2011.

Mirant North America Senior Secured Credit Facilities

Mirant North America, a wholly-owned subsidiary of Mirant Americas Generation, entered into senior secured credit facilities in January 2006, which are comprised of a senior secured term loan and a senior secured revolving credit facility. The senior secured term loan had an initial principal balance of $700 million, which has amortized to $415 million as of December 31, 2008. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. Although the senior secured revolving credit facility has lender commitments of $800 million, availability thereunder reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy in October 2008, will not honor its $45 million commitment under the facility. During the year ended December 31, 2008, Mirant North America transferred to the senior secured revolving credit facility approximately $78 million of letters of credit previously supported by the cash collateral account and withdrew approximately $78 million from the cash collateral account, thereby reducing the cash collateral account to approximately $122 million. At December 31, 2008, there were approximately $172 million of letters of credit outstanding under the senior secured revolving credit facility. At

December 31, 2008, a total of $583 million was available under the senior secured revolving credit facility and the senior secured term loan for cash draws or for the issuance of letters of credit.

In addition to quarterly principal installments of $1.32 million, Mirant North America is required to make annual principal prepayments under the senior secured term loan equal to a specified percentage of its excess free cash flow, which is based on adjusted EBITDA less capital expenditures and as further defined in the loan agreement. On March 19, 2008, Mirant North America made a mandatory principal prepayment of approximately $135 million on the term loan. At December 31, 2008, the current estimate of the mandatory principal prepayment of the term loan in March 2009 is approximately $37 million. This amount has been reclassified from long-term debt to current portion of long-term debt at December 31, 2008. The primary causes of the difference between the March 2008 prepayment and the expected March 2009 prepayment are lower adjusted EBITDA and higher capital expenditures in 2008 compared to 2007.

The senior secured credit facilities are senior secured obligations of Mirant North America. In addition, certain subsidiaries of Mirant North America (not including Mirant Mid-Atlantic or Mirant Energy Trading) have jointly and severally guaranteed, as senior secured obligations, the senior secured credit facilities. The senior secured credit facilities have no recourse to any other Mirant entities.

Mirant North America Senior Notes

In December 2005, Mirant North America issued senior notes in an aggregate principal amount of $850 million that bear interest at 7.375% and mature on December 31, 2013. The original senior notes were issued in a private placement and were not registered with the SEC. The proceeds of the original senior notes offering initially were placed in escrow pending the emergence of Mirant North America from bankruptcy. The proceeds were released from escrow in connection with Mirant North America’s emergence from bankruptcy and the closing of the senior secured credit facilities.

In connection with the issuance of the original senior notes, Mirant North America entered into a registration rights agreement under which it agreed to complete an exchange offer for the original senior notes. On June 29, 2006, Mirant North America completed its registration under the Securities Act of $850 million of the senior notes and initiated the exchange offer. The exchange offer was completed on August 4, 2006, with $849.965 million of the outstanding original senior notes being tendered for the senior notes. The terms of the senior notes are identical in all material respects to the terms of the original senior notes, except that the senior notes are registered under the Securities Act and generally are not subject to transfer restrictions or registration rights.

Interest on the notes is payable on each June 30 and December 31. The senior notes are senior unsecured obligations of Mirant North America. In addition, certain subsidiaries of Mirant North America (not including Mirant Mid-Atlantic or Mirant Energy Trading) have jointly and severally guaranteed, as senior unsecured obligations, the senior notes. The Mirant North America senior notes have no recourse to any other Mirant entities. The notes are redeemable at the option of Mirant North America, in whole or in part, at any time prior to December 31, 2009, at a price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a make-whole premium. At any time on or after December 31, 2009, Mirant North America may redeem the notes at specified redemption prices, together with accrued and unpaid interest, if any, to the date of redemption. Under the terms of the notes, the occurrence of a change of control will be a triggering event requiring Mirant North America to offer to purchase all or a portion of the notes at a price equal to 101% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase. In addition, certain asset dispositions or casualty events will be triggering events which may require Mirant North America to use the proceeds from those asset dispositions or casualty events to make an offer to purchase the notes at 100% of their principal amount, together with accrued and unpaid interest, if any, to the date of purchase if such proceeds are not otherwise used, or committed to be used, within certain time periods, to repay senior secured indebtedness, to repay indebtedness under the senior secured credit facilities (with a corresponding reduction in commitments) or to invest in capital assets related to its business.

Capital Leases

Long-term debt includes a capital lease by Mirant Chalk Point. At December 31, 2008 and 2007, the current portion of the long-term debt under this capital lease was $3 million. The amount outstanding under the capital lease, which matures in 2015, is $28 million with an 8.19% annual interest rate. This lease is of an 84 MW peaking electric power generating facility. Depreciation expense related to this lease was approximately $2 million for each of the years ended December 31, 2008, 2007 and 2006. The annual principal payments under this lease are approximately $3 million in 2009 and 2010, $4 million in 2011 and 2012, $5 million in 2013 and $9 million thereafter. The gross amount of assets under the capital lease, recorded in property, plant and equipment, net, was $24 million at December 31, 2008 and 2007. The related accumulated depreciation was $13 million and $12 million at December 31, 2008 and 2007, respectively.

Debt Maturities

Mirant Americas Generation

At December 31, 2008, the annual scheduled maturities of debt during the next five years and thereafter were as follows (in millions):

2009	$45
2010	9
2011	544
2012	8
2013	1,213
Thereafter	856

Total	$2,675

Mirant North America

At December 31, 2008, the annual scheduled maturities of debt during the next five years and thereafter were as follows (in millions):

2009	$45
2010	9
2011	9
2012	8
2013	1,213
Thereafter	9

Total	$1,293

With the exception of 2009, the annual scheduled maturities above do not include estimates of Mirant North America’s required principal prepayments of its senior secured term loan based on its excess free cash flow.

Sources of Funds and Capital Structure

The principal sources of liquidity for the future operations and capital expenditures of the Companies are expected to be: (1) existing cash on hand and cash flows from their operations and the operations of their subsidiaries; (2) letters of credit issued or borrowings made under Mirant North America’s senior secured revolving credit facility; (3) letters of credit issued under Mirant North America’s senior secured term loan; (4) proceeds from the redemption of preferred shares issued by Mirant Americas to Mirant Mid-Atlantic and Mirant Americas Generation to fund capital expenditures at Mirant Mid-Atlantic and support the refinancing of Mirant Americas Generation’s senior notes due in 2011; and (5) at their discretion, capital contributions from Mirant Corporation and Mirant Americas.

Mirant Americas Generation and Mirant North America are holding companies and, as a result, they are dependent upon dividends, distributions and other payments from their respective subsidiaries to generate the funds necessary to meet their obligations. The ability of certain of Mirant Americas Generation’s and Mirant North America’s subsidiaries to pay dividends and make distributions is restricted under the terms of their debt or other agreements. In particular, a substantial portion of the cash from Mirant Americas Generation’s and Mirant North America’s operations is generated by Mirant Mid-Atlantic. The Mirant Mid-Atlantic leveraged leases contain a number of covenants, including limitations on dividends, distributions and other restricted payments. Under its leveraged leases, Mirant Mid-Atlantic is not permitted to make any dividends, distributions and other restricted payments unless: (1) it satisfies the fixed charge coverage ratio on a historical basis for the last period of four fiscal quarters; (2) it is projected to satisfy the fixed charge coverage ratio for the next two periods of four fiscal quarters; and (3) no significant lease default or event of default has occurred and is continuing. In the event of a default under the leveraged leases or if the restricted payment tests are not satisfied, Mirant Mid-Atlantic would not be able to distribute cash. Based on the Companies’ calculation of the fixed charge coverage ratios under the leveraged leases as of December 31, 2008, Mirant Mid-Atlantic meets the required 1.7 to 1.0 ratio for restricted payments, both on a historical and projected basis.

Mirant North America is an intermediate holding company that is a subsidiary of, and the source of distributions to, Mirant Americas Generation. Mirant Americas Generation relies on distributions from Mirant North America to fund the debt service on its $1.385 billion of senior notes. Mirant North America incurred certain indebtedness pursuant to its senior notes and senior secured credit facilities secured by the assets of Mirant North America and its subsidiaries (other than Mirant Mid-Atlantic and its subsidiaries and Mirant Energy Trading). The indebtedness of Mirant North America includes certain covenants typical in such notes and credit facilities, including restrictions on dividends, distributions and other restricted payments. Further, the notes and senior secured credit facilities include financial covenants that will exclude from the calculation the financial results of any subsidiary that is unable to make distributions or pay dividends at the time of such calculation. Thus, the inability of Mirant Mid-Atlantic to make distributions to Mirant North America under the leveraged lease transaction would have a material adverse effect on the calculation of the financial covenants under the senior notes and senior secured credit facilities of Mirant North America, including the leverage and interest coverage maintenance covenants under its senior credit facility.

The ability of Mirant Americas Generation to pay its obligations is dependent on the receipt of dividends from Mirant North America, capital contributions from Mirant (at its discretion) and its ability to refinance all or a portion of those obligations as they become due.

As described above, Mirant North America and Mirant Mid-Atlantic have restrictions on their ability to pay dividends or make intercompany loans and advances under their financing arrangements or other third party agreements. At December 31, 2008, Mirant North America had distributed to its parent, Mirant Americas Generation, all available cash that was permitted to be distributed under the terms of its debt agreements, leaving $354 million at Mirant North America and its subsidiaries. Of this amount, $125 million was held by

Mirant Mid-Atlantic which, as of December 31, 2008, met the tests under the leveraged lease documentation permitting it to make distributions to Mirant North America. While Mirant North America is in compliance with its financial covenants, as of December 31, 2008, it is restricted from making distributions because of the free cash flow requirements under the restricted payment test of its senior credit facility, except for permitted distributions to cover interest payable on Mirant Americas Generation’s senior notes. The primary factor lowering the free cash flow calculation in the restricted payment test is the significant capital expenditure program of Mirant Mid-Atlantic to install emissions controls at its Chalk Point, Dickerson and Morgantown coal-fired units to comply with the Maryland Healthy Air Act. Notwithstanding such restrictions, the Companies think that they will have sufficient liquidity for their future operations, capital expenditures and debt service obligations from existing cash on hand, expected cash flows from the operations of their subsidiaries, the ability to issue letters of credit or make borrowings under the Mirant North America senior credit facilities, redemptions of Mirant Americas preferred shares, and, at their discretion, capital contributions from Mirant Corporation and Mirant Americas.

Except for permitted distributions to cover interest payable on Mirant Americas Generation’s senior notes, as of December 31, 2008, the $3.883 billion of net assets of Mirant North America and its subsidiaries were restricted as defined under Rule 4-08(e)(3)(ii) of Regulation S-X. In addition, as of December 31, 2008, approximately $4.458 billion of net assets of Mirant Mid-Atlantic and its subsidiaries are considered restricted under Rule 4-08(e)(3)(ii) of Regulation S-X, which amount excludes $125 million of cash held by Mirant Mid-Atlantic that was eligible for distribution to Mirant North America under the restricted payments tests of the leverage leases.

7.	Income Taxes

Income Tax Disclosures (Mirant Americas Generation and Mirant North America)

Several changes to Mirant Americas Generation’s and Mirant North America’s tax posture occurred as a result of the Plan, including the conversion of certain of Mirant Americas Generation’s and Mirant North America’s regarded corporate entities to limited liability companies coupled with the liquidation and/or merger of these regarded corporate entities into other disregarded corporate entities for income tax purposes. Additionally, certain partnerships owned by the regarded corporate entities were also liquidated and now form part of these disregarded entities for income tax purposes. The result of the plan effects eliminates Mirant Americas Generation’s and Mirant North America’s recording of tax expense and benefit beginning January 1, 2006, with respect to the liquidated regarded corporate entities. Furthermore, with respect to those liquidated regarded corporate entities, all previously existing deferred tax assets and liabilities were eliminated as of December 31, 2005. In May 2007, Mirant New York, Inc. was converted to a limited liability company, resulting in the elimination of any existing deferred tax assets and liabilities related to Mirant New York.

Certain of Mirant Americas Generation’s and Mirant North America’s other subsidiaries continue to exist as regarded corporate entities for income tax purposes, including Hudson Valley Gas, Mirant Kendall and Mirant Special Procurement, Inc. For those regarded corporate entities, Mirant Americas Generation and Mirant North America allocate current and deferred income taxes to each regarded corporate entity as if such entity were a single taxpayer utilizing the asset and liability method to account for income taxes. To the extent Mirant Americas Generation and Mirant North America provide tax expense or benefit, any related tax payable or receivable to Mirant is reclassified to equity in the same period. As such, $2 million was reclassified as a capital contribution to member’s interest for the year ended December 31, 2006.

Details of Mirant Americas Generation’s and Mirant North America’s income tax provision are as follows (in millions):

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$—	$—	$2
State	—	—	3

Provision for income taxes	$—	$—	$5

A reconciliation of Mirant Americas Generation’s expected federal statutory income tax provision (benefit) to the effective income tax provision adjusted for permanent and other items for the years ended December 31, 2008, 2007 and 2006, is as follows (in millions):

	Years Ended December 31,
	2008	2007	2006
United States federal statutory income tax provision (benefit)	$419	$(24)	$418
State and local income taxes, net of federal income taxes	2	—	5
LLC income not subject to federal taxation	(420)	25	(370)
Change in deferred tax asset valuation allowance	(1)	(65)	(50)
Conversion of Mirant New York Inc. to disregarded entity	—	54	—
Provision to return adjustments	—	10	—
Other differences, net	—	—	2

Tax provision	$—	$—	$5

A reconciliation of Mirant North America’s expected federal statutory income tax provision to the effective income tax provision adjusted for permanent and other items for the years ending December 31, 2008, 2007 and 2006, is as follows (in millions):

	Years Ended December 31,
	2008	2007	2006
United States federal statutory income tax provision	$468	$29	$470
State and local income taxes, net of federal income taxes	2	—	5
LLC income not subject to federal taxation	(469)	(28)	(422)
Change in deferred tax asset valuation allowance	(1)	(65)	(50)
Conversion of Mirant New York Inc. to disregarded entity	—	54	—
Provision to return adjustments	—	10	—
Other differences, net	—	—	2

Tax provision	$—	$—	$5

The tax effects of Mirant Americas Generation’s and Mirant North America’s temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and their respective tax bases which give rise to deferred tax assets and liabilities for continuing operations are as follows (in millions):

	December 31,
	2008	2007
Deferred Tax Assets:
Property and intangible assets	$69	$76
Loss carry forwards	38	33

Deferred tax assets	107	109
Valuation allowance	(107)	(108)

Net deferred tax assets	—	1

Deferred Tax Liabilities:
Energy marketing and derivative contracts	—	(1)

Net deferred tax liabilities	$—	$—

As a result of changes in Mirant’s stock ownership, including Mirant’s repurchases of shares of its common stock since July 11, 2006, and the exercise of a significant number of warrants for Mirant common stock during 2008, in the third quarter, Mirant experienced an “ownership change” within the meaning of Internal Revenue Code Section (“§”) 382 of the Internal Revenue Code of 1986, as amended. The Companies’ annual limitation on the amount of taxable income that can be offset by their then existing NOLs have been redetermined as of the date of the ownership change. The Companies do not expect that the ability to offset any future taxable income with existing NOLs under the redetermined annual limitation will be significantly different from Mirant’s ability to do so under the annual limitation prior to the ownership change that occurred in the third quarter of 2008. However, if Mirant experiences another ownership change after December 31, 2008, at or near Mirant’s recent stock price levels, the redetermined annual limitation for the Companies could be lower and could result in the recognition of additional current tax expense in future periods.

At December 31, 2008, Mirant Americas Generation and Mirant North America had $96 million of NOL carry forwards for federal income tax purposes expiring from 2023 to 2028 and $96 million of NOL carry forwards for state income tax purposes with various expiration dates (based on the application of apportionment factors and other state limitations). These NOL carry forwards are available to offset future federal and state income taxes.

SFAS 109 requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including Mirant Americas Generation’s and Mirant North America’s past and anticipated future performance, the reversal of deferred tax liabilities, the implementation of tax planning strategies and management’s expectations of future reimbursements of NOL carry forwards from Mirant.

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. The Companies evaluate this position quarterly and make their judgment based on the facts and circumstances at that time. The Companies think that future sources of taxable income, reversing temporary differences and implemented tax planning strategies will be sufficient to realize deferred tax assets for which no valuation allowance has been established. Mirant Americas Generation and Mirant North America continue to maintain their valuation allowance against their net deferred tax assets.

As of December 31, 2008, Mirant Americas Generation’s and Mirant North America’s deferred tax assets reduced by the valuation allowance are completely offset with their deferred tax liabilities. In 2008, 2007 and 2006, Mirant Americas Generation and Mirant North America recognized changes in their valuation allowance of $(1) million, $(65) million and $(50) million, respectively, related to their net deferred tax assets.

Tax Uncertainties (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The Companies adopted the provisions of FIN 48 on January 1, 2007. Prior to adoption of FIN 48, the Companies recognized contingent liabilities related to tax uncertainties when it was probable that a loss had occurred and the loss or range of loss could be reasonably estimated. The recognition of contingent losses for tax uncertainties required management to make significant assumptions about the expected outcomes of certain tax contingencies. Under FIN 48, the Companies must reflect in their income tax provision the full benefit of all positions that will be taken in the Companies’ income tax returns, except to the extent that such positions are uncertain and fall below the recognition requirements of FIN 48. In the event that the Companies determine that a tax position meets the uncertainty criteria of FIN 48, an additional liability or an adjustment to the NOLs, determined under the measurement criteria of FIN 48, will result. The Companies periodically reassess the tax positions in their tax returns for open years based on the latest information available and determine whether any portion of the tax benefits reflected therein should be treated as unrecognized. As a result of applying the criteria under FIN 48, for continuing operations Mirant Americas Generation and Mirant North America recognized at adoption a decrease in accrued liabilities of $51 million. As a result of the implementation of FIN 48, Mirant Mid-Atlantic recognized an increase in tax receivables of approximately $1 million related to prior years when Mirant Mid-Atlantic was subject to U.S. income taxes. The additional tax benefit resulted in an increase of the same amount to member’s interest. The unrecognized tax benefit as a result of adopting FIN 48 is an insignificant amount and would not materially affect the Companies’ effective tax rate if it were to be recognized. The Companies do not currently anticipate any significant changes to the amount of the unrecognized tax benefit absent changes in judgment about the realizability of its recognized or unrecognized tax benefits.

The unrecognized tax benefit included the review of tax positions relating to open tax years beginning in 1999 and continuing to the present. The Companies’ major tax jurisdictions are the United States at the federal level and multiple state jurisdictions. For United States federal income taxes, all tax years subsequent to 2004 remain open, and for state income tax purposes the earliest open tax year is 1999 for Mirant Americas Generation and Mirant North America and 2002 for Mirant Mid-Atlantic. However, both the federal and state NOL carry forwards from any closed year are subject to examination until the year that such NOL carry forwards are utilized and that year is closed for audit. The Companies do not anticipate any significant changes in their unrecognized tax benefits over the next 12 months. The Companies’ tax provision continues to include an immaterial amount related to the accrual for any penalties and interest subsequent to its adoption of FIN 48.

Pro Forma Income Tax Disclosures (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Americas Generation

Mirant Americas Generation is not subject to income taxes except for those subsidiaries of Mirant Americas Generation that are separate taxpayers. Mirant Americas and Mirant are otherwise directly responsible for income taxes related to Mirant America Generation’s operations.

The following reflects a pro forma disclosure of the income tax provision that would be reported if Mirant Americas Generation was to be allocated income taxes attributable to its operations. Pro forma income tax provision attributable to income before tax would consist of the following (in millions):

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$2	$15	$—
State	2	—	3

Provision for income taxes	$4	$15	$3

The following table presents the pro forma reconciliation of Mirant America Generation’s federal statutory income tax provision (benefit) for continuing operations adjusted for reorganization items to the pro forma effective tax provision (in millions):

	Years Ended December 31,
	2008	2007	2006
United States federal statutory income tax (benefit) provision	$419	$(24)	$418
State and local income taxes, net of federal income taxes	63	(19)	51
Impact of discontinued operations	—	3	3
Change in deferred tax asset valuation allowance	(479)	56	(562)
Professional fees during bankruptcy	—	—	28
Effect of Internal Revenue Code Section §382(1)(6) and §382(1)(5)	(1)	(18)	61
Effect of implementing FIN 48	—	35	—
Provision to return adjustments	—	30	—
Excess tax deductions related to bankruptcy transactions	—	(52)	—
Other, net	2	4	4

Tax provision	$4	$15	$3

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases which give rise to the pro forma deferred tax assets and liabilities would be as follows (in millions):

	December 31,
	2008	2007
Deferred Tax Assets:
Reserves	$8	$10
Loss carry forwards	578	632
Property and intangible assets	34	145
Derivative contract assets and liabilities	—	52
Other, net	51	49

Deferred tax assets	671	888
Valuation allowance	(365)	(844)

Net deferred tax assets	306	44

Deferred Tax Liabilities:
Derivative contract assets and liabilities	(266)	—
Other, net	(40)	(44)

Total	(306)	(44)

Net deferred tax liabilities	$—	$—

Mirant elected in its 2006 tax return to reduce the income tax basis of its depreciable assets for any cancellation of debt income that arises from Mirant making an Internal Revenue Code Section §382(1)(6) election. As a result, Mirant Americas Generation has reduced the tax basis of its depreciable assets by recording a cumulative reduction to pro forma property and intangible assets of $48 million in 2007 and 2008.

As a result of changes in Mirant’s stock ownership, including Mirant’s repurchases of shares of its common stock since July 11, 2006, and the exercise of a significant number of warrants for Mirant common stock during 2008, in the third quarter, Mirant experienced an “ownership change” within the meaning of Internal Revenue Code Section (“§”) 382 of the Internal Revenue Code of 1986, as amended. Mirant Americas Generation’s pro forma annual limitation on the amount of pro forma taxable income that can be offset by its then existing pro forma NOLs has been redetermined as of the date of the ownership change. Mirant Americas Generation does not expect that its ability to offset any future pro forma taxable income with existing pro forma NOLs under the redetermined annual limitation will be significantly different from its ability to do so under the pro forma annual limitation prior to the ownership change that occurred in the third quarter of 2008. However, if Mirant experiences another ownership change after December 31, 2008, at or near Mirant’s recent stock price levels, the redetermined pro forma annual limitation for Mirant Americas Generation could be lower and could result in the recognition of additional pro forma current tax expense in future periods.

As of December 31, 2008, a portion of Mirant Americas Generation’s pro forma NOLs (approximately $78 million) is attributable to excess tax deductions primarily related to bankruptcy transactions. The recognition of pro forma tax benefit of these excess tax deductions, either through realization or reduction of the pro forma valuation allowance, would be an increase to pro forma member’s interest. These pro forma NOLs will be the last utilized for financial reporting purposes.

Mirant Americas Generation has not provided a pro forma deferred tax liability with respect to Mirant Americas Generation’s investment in the Mirant Americas Preferred Stock discussed in Note 4 since the underlying transaction is disregarded for income tax purposes.

Mirant North America

Mirant North America is not subject to income taxes except for those subsidiaries of Mirant North America that are separate taxpayers. Mirant Americas and Mirant are otherwise directly responsible for income taxes related to Mirant North America’s operations.

The following reflects a pro forma disclosure of the income tax provision that would be reported if Mirant North America was to be allocated income taxes attributable to its operations. The 2007 pro forma provision as previously reported has been adjusted by $20 million to reflect the correction of an immaterial misstatement related to the prior year utilization of NOLs that were attributable to excess tax deductions primarily relating to bankruptcy transactions. Pro forma income tax provision attributable to income before tax would consist of the following (in millions):

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$40	$18	$—
State	3	—	3
Deferred:
Federal	254	20	—
State	—	—	—

Provision for income taxes	$297	$38	$3

The following table presents the pro forma reconciliation of Mirant North America’s federal statutory income tax provision for continuing operations adjusted for reorganization items to the pro forma effective tax provision (in millions):

	Years Ended December 31,
	2008	2007	2006
United States federal statutory income tax provision	$468	$29	$470
State and local income taxes, net of federal income taxes	71	1	52
Impact of discontinued operations	—	3	3
Change in deferred tax asset valuation allowance	(285)	(37)	(588)
Professional fees during bankruptcy	—	—	9
Effect of Internal Revenue Code Section §382(1)(6) and §382(1)(5)	(1)	(9)	52
Effect of implementing FIN 48	—	35	—
Provision to return adjustments	—	36	—
Excess tax deductions related to bankruptcy transactions	42	(26)	—
Other, net	2	6	5

Tax provision	$297	$38	$3

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases which give rise to the pro forma deferred tax assets and liabilities would be as follows (in millions):

	December 31,
	2008	2007
Deferred Tax Assets:
Reserves	$8	$10
Loss carry forwards	54	110
Property and intangible assets	22	131
Derivative contract assets and liabilities	—	52
Other, net	35	49

Deferred tax assets	119	352
Valuation allowance	(24)	(309)

Net deferred tax assets	95	43

Deferred Tax Liabilities:
Derivative contract assets and liabilities	(267)	—
Other, net	(40)	(43)

Total	(307)	(43)

Net deferred tax liabilities	$(212)	$—

Mirant elected in its 2006 tax return to reduce the income tax basis of its depreciable assets for any cancellation of debt income that arises from Mirant making an Internal Revenue Code Section §382(1)(6) election. As a result, Mirant North America has reduced the tax basis of its depreciable assets by recording a cumulative reduction to pro forma property and intangible assets of $47 million in 2007 and 2008.

As a result of changes in Mirant’s stock ownership, including Mirant’s repurchases of shares of its common stock since July 11, 2006, and the exercise of a significant number of warrants for Mirant common stock during 2008, in the third quarter, Mirant experienced an “ownership change” within the meaning of Internal Revenue Code Section (“§”) 382 of the Internal Revenue Code of 1986, as amended. Mirant North America’s pro forma annual limitation on the amount of pro forma taxable income that can be offset by its then existing pro forma NOLs has been redetermined as of the date of the ownership change. In 2008, Mirant North America was able to utilize all of its federal pro forma NOLs. Mirant North America does not expect that its ability to offset any future pro forma state taxable income with existing pro forma NOLs under the redetermined annual limitation will be significantly different from its ability to do so under the pro forma annual limitation prior to the ownership change that occurred in the third quarter of 2008. However, if Mirant experiences another ownership change after December 31, 2008, at or near Mirant’s recent stock price levels, the redetermined pro forma annual limitation for Mirant North America could be lower and could result in the recognition of additional pro forma current state tax expense in future periods.

As of December 31, 2008, a portion of Mirant North America’s pro forma state NOLs (approximately $8 million) is attributable to excess tax deductions primarily related to bankruptcy transactions. The recognition of pro forma tax benefit of these excess tax deductions, either through realization or reduction of the pro forma valuation allowance, would be an increase to pro forma member’s interest. These pro forma state NOLs will be the last utilized for financial reporting purposes.

Mirant North America has not provided a pro forma deferred tax liability with respect to Mirant North America’s investment in the Mirant Americas Preferred Stock discussed in Note 4, since the underlying transaction is disregarded for income tax purposes.

Mirant Mid-Atlantic

Mirant Mid-Atlantic is not subject to U.S. federal or state income taxes. In connection with the transfer of all its membership interest to Mirant Americas Generation, Mirant Mid-Atlantic’s indirect parent, in October 2002, Mirant Mid-Atlantic became a single member limited liability corporation for income tax purposes. As such, Mirant Mid-Atlantic is treated as though it was a branch or division of Mirant Americas Generation’s parent, Mirant Americas, for income tax purposes, and not as a separate taxpayer. Mirant Americas and Mirant are directly responsible for income taxes related to Mirant Mid-Atlantic’s operations.

The following reflects a pro forma disclosure of the income tax provision that would be reported if Mirant Mid-Atlantic was to be allocated income taxes attributable to its operations. Pro forma income tax provision attributable to income before tax would consist of the following (in millions):

	Years Ended December 31,
	2008	2007	2006
Current provision:
Federal	$173	$216	$137
State	41	43	23
Deferred provision (benefit):
Federal	219	(148)	167
State	52	(15)	29

Total income taxes provision	$485	$96	$356

The following table presents the pro forma reconciliation of Mirant Mid-Atlantic’s federal statutory income tax provision for continuing operations adjusted for reorganization items to the pro forma effective tax provision (in millions):

	Years Ended December 31,
	2008	2007	2006
United States federal statutory income tax provision	$426	$59	$323
State and local income taxes, net	61	18	33
Effect of Internal Revenue Code Section §382(1)(6)	(3)	18	—
Reorganization item	—	1	—
Other	1	—	—

Tax provision	$485	$96	$356

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases which give rise to the pro forma deferred tax assets and liabilities would be as follows (in millions):

	December 31,
	2008	2007
Deferred Tax Assets:
Energy marketing and derivative contracts	$—	$62
Other, net	4	2

Total	4	64

Deferred Tax Liabilities:
Property and intangible assets	(212)	(209)
Energy marketing and derivative contracts	(210)	—
Other, net	(15)	(18)

Total	(437)	(227)

Net deferred tax liabilities	$(433)	$(163)

Mirant elected in its 2006 tax return to reduce the income tax basis of its depreciable assets for any cancellation of debt income that arises from Mirant making an Internal Revenue Code Section §382(1)(6) election. As a result, Mirant Mid-Atlantic has reduced the tax basis of its depreciable assets by recording a cumulative increase to pro forma property and intangible assets tax liability of $18 million in 2007 and 2008.

Mirant Mid-Atlantic has not provided a pro forma deferred tax liability with respect to Mirant Mid-Atlantic’s investment in the Mirant Americas Preferred Stock discussed in Note 4 since the underlying transaction is disregarded for income tax purposes.

Pro Forma Tax Uncertainties (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Americas Generation’s and Mirant North America’s pro forma increase in tax benefits that would have been recognized upon adoption of FIN 48 is $86 million. Mirant Mid-Atlantic’s pro forma increase in tax benefits that would have been recognized upon adoption of FIN 48 is $1 million. The pro forma unrecognized tax benefit as a result of adopting FIN 48 is an insignificant amount and would not materially affect the Companies’ pro forma effective tax rate if it were recognized. The Companies’ pro forma tax provisions include an immaterial amount related to the accrual for any penalties and interest subsequent to their adoption of FIN 48.

8.	Asset Retirement Obligations (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Effective January 1, 2003, the Companies adopted SFAS 143, which requires an entity to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Additionally, effective December 31, 2005, the Companies adopted FIN 47, which expands the scope of asset retirement obligations to be recognized to include asset retirement obligations that may be uncertain as to the nature or timing of settlement. Upon initial recognition of a liability for an asset retirement obligation or a conditional asset retirement obligation, an entity shall capitalize an asset retirement cost by increasing the carrying amount of the related long-lived asset by the same amount as the liability. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset.

Retirement obligations associated with long-lived assets included within the scope of SFAS 143 and FIN 47 are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

The Companies identified certain asset retirement obligations within their power generating facilities. These asset retirement obligations are primarily related to asbestos abatement in facilities on owned or leased property and other environmental obligations related to fuel storage facilities, wastewater treatment facilities, ash disposal sites and pipelines.

Asbestos abatement is the most significant type of asset retirement obligation identified for recognition in connection with the Companies’ adoption of FIN 47. The EPA has regulations in place governing the removal of asbestos. Because of the nature of asbestos, it can be difficult to ascertain the extent of contamination in older facilities unless substantial renovation or demolition takes place. Therefore, the Companies incorporated certain assumptions based on the relative age and size of their facilities to estimate the current cost for asbestos abatement. The actual abatement cost could differ from the estimates used to measure the asset retirement obligation. As a result, these amounts will be subject to revision when actual abatement activities are undertaken. In the third quarter of 2008, Mirant Americas Generation and Mirant North America increased their current cost estimates for asset retirement obligations associated with asbestos abatement at their generating facilities as a result of the cost of the asbestos abatement at the Lovett facility. The increase in the current cost estimates resulted in an increase to the asset retirement obligations of approximately $2 million.

The following tables set forth the balances of the asset retirement obligations as of January 1, 2007, and the additions and accretion of the asset retirement obligations for the years ended December 31, 2008 and 2007. The asset retirement obligations are included in noncurrent liabilities in the consolidated balance sheets (in millions):

Mirant Americas Generation and Mirant North America

	For the Years Ended December 31,
	2008	2007
Beginning balance January 1	$44	$40
Liabilities recorded in the period	2	3
Liabilities settled during the period	(9)	(2)
Accretion expense	3	3

Ending balance, December 31	$40	$44

Mirant Mid-Atlantic

	For the Years Ended December 31,
	2008	2007
Beginning balance January 1	$14	$12
Liabilities recorded in the period	(1)	1
Liabilities settled during the period	(2)	—
Accretion expense	1	1

Ending balance, December 31	$12	$14

9.	Commitments and Contingencies

The Companies have made firm commitments to buy materials and services in connection with their ongoing operations and have made financial guarantees relative to some of their investments.

Cash Collateral (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, Mirant Americas Generation and Mirant North America often are required to provide trade credit support to their counterparties or make deposits with brokers. In addition, Mirant Americas Generation and Mirant North America often are required to provide cash collateral for access to the transmission grid to participate in power pools and for other operating activities. In addition, Mirant Mid-Atlantic posted cash collateral as part of its settlement with the City of Alexandria. In the event of default by the Companies, the counterparty can apply cash collateral held to satisfy the existing amounts outstanding under an open contract.

The following is a summary of cash collateral posted with counterparties as of December 31, 2008 and 2007 (in millions):

	At December 31,
	2008	2007
Cash collateral posted—energy trading and marketing	$67	$96
Cash collateral posted—other operating activities	43	12

Total	$110	$108

Commitments (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

In addition to debt and other obligations in the consolidated balance sheets, the Companies have the following annual commitments under various agreements at December 31, 2008, related to their operations (in millions):

Mirant Americas Generation and Mirant North America

	Off-Balance Sheet Arrangements and Contractual Obligations by Year
	Total	2009	2010	2011	2012	2013	>5 Years
Mirant Mid-Atlantic operating leases	$2,013	$142	$140	$134	$132	$138	$1,327
Other operating leases	43	6	6	5	3	3	20
Fuel commitments	1,254	374	335	314	196	35	—
Maryland Healthy Air Act	677	490	187	—	—	—	—
Other	208	143	17	13	9	6	20

Total payments	$4,195	$1,155	$685	$466	$340	$182	$1,367

Mirant Mid-Atlantic

	Off-Balance Sheet Arrangements and Contractual Obligations by Year
	Total	2009	2010	2011	2012	2013	>5 Years
Generating units operating leases	$2,013	$142	$140	$134	$132	$138	$1,327
Other operating leases	32	5	5	4	2	2	14
Fuel commitments	1,254	374	335	314	196	35	—
Maryland Healthy Air Act	677	490	187	—	—	—	—
Other	152	108	15	7	7	4	11

Total payments	$4,128	$1,119	$682	$459	$337	$179	$1,352

The Companies’ contractual obligations tables do not include the derivative obligations which are discussed in Note 3 and the asset retirement obligations which are discussed in Note 8.

Operating Leases (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Mid-Atlantic leases the Dickerson and Morgantown baseload units and associated property through 2029 and 2034, respectively. Mirant Mid-Atlantic has an option to extend the leases. Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. The Companies are accounting for these leases as operating leases and recognize rent expense on a straight-line basis. Rent expense totaled $96 million for the years ended December 31, 2008, 2007 and 2006, and is included in operations and maintenance expense in the accompanying consolidated statements of operations. As of December 31, 2008 and 2007, the Companies have paid approximately $354 million and $330 million, respectively, of lease payments in excess of rent expense recognized, which is recorded in prepaid rent and prepaid expenses on the consolidated balance sheets. Of these amounts, $96 million is included in prepaid expenses on the Companies’ consolidated balance sheets as of December 31, 2008 and 2007.

As of December 31, 2008, the total notional minimum lease payments for the remaining terms of the leases aggregated approximately $2.0 billion and the aggregate termination value for the leases was approximately $1.4 billion, which generally decreases over time. Mirant Mid-Atlantic leases the Dickerson and the Morgantown baseload units from third party owner lessors. These owner lessors each own the undivided interests in these baseload generating facilities. The subsidiaries of the institutional investors who hold the membership interests in the owner lessors are called owner participants. Equity funding by the owner participants plus transaction expenses paid by the owner participants totaled $299 million. The issuance and sale of pass through certificates raised the remaining $1.2 billion needed for the owner lessors to acquire the undivided interests.

The pass through certificates are not direct obligations of Mirant Mid-Atlantic. Each pass through certificate represents a fractional undivided interest in one of three pass through trusts formed pursuant to three separate pass through trust agreements between Mirant Mid-Atlantic and U.S. Bank National Association (as successor in interest to State Street Bank and Trust Company of Connecticut, National Association), as pass through trustee. The property of the pass through trusts consists of lessor notes. The lessor notes issued by an owner lessor are secured by that owner lessor’s undivided interest in the lease facilities and its rights under the related lease and other financing documents.

The Companies have commitments under other operating leases with various terms and expiration dates.

Fuel Commitments (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Fuel commitments primarily relate to long-term coal agreements and related transportation agreements, entered into by Mirant Energy Trading for Mirant Mid-Atlantic.

Maryland Healthy Air Act (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Maryland Healthy Air Act commitments reflect the remaining capital expenditures that the Companies expect to incur to comply with the limitations for SO2, NOx and mercury emissions under the Maryland Healthy Air Act.

Other (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Other represents the open purchase orders less invoices received related to open purchase orders for procurement of products and services purchased in the ordinary course of business. These include construction, maintenance and labor activities at the Companies’ generating facilities. Other also includes limestone supply and transportation agreements, entered into by Mirant Energy Trading for Mirant Mid-Atlantic and the LTSA associated with the maintenance of turbines at the Kendall facility.

Guarantees (Mirant Americas Generation and Mirant North America)

Mirant generally conducts its business through various intermediate holding companies, including Mirant Americas Generation and Mirant North America, and various operating subsidiaries, which enter into contracts as a routine part of their business activities. In certain instances, the contractual obligations of such subsidiaries are guaranteed by, or otherwise supported by, Mirant or another of its subsidiaries, including expressed guarantees of Mirant North America or letters of credit issued under the credit facilities of Mirant North America.

In addition, Mirant Americas Generation and Mirant North America and their subsidiaries enter into various contracts that include indemnification and guarantee provisions. Examples of these contracts include financing and lease arrangements, purchase and sale agreements, commodity purchase and sale agreements, construction agreements and agreements with vendors. Although the primary obligation of Mirant Americas Generation, Mirant North America or a subsidiary under such contracts is to pay money or render performance, such contracts may include obligations to indemnify the counterparty for damages arising from the breach thereof and, in certain instances, other existing or potential liabilities. In many cases, the Companies’ maximum potential liability cannot be estimated, because some of the underlying agreements contain no limits on potential liability.

Upon issuance or modification of a guarantee, Mirant Americas Generation and Mirant North America determine if the obligation is subject to initial recognition and measurement of a liability and/or disclosure of the nature and terms of the guarantee under FIN 45. Generally, guarantees of the performance of a third party are subject to the recognition and measurement, as well as the disclosure provisions, of FIN 45. Such guarantees must initially be recorded at fair value, as determined in accordance with the interpretation. Mirant Americas Generation and Mirant North America did not have any guarantees at December 31, 2008, that met the recognition requirements under FIN 45.

Alternatively, guarantees between and on behalf of entities under common control are subject only to the disclosure provisions of FIN 45. Mirant Americas Generation and Mirant North America must disclose information as to the term of the guarantee and the maximum potential amount of future gross payments (undiscounted) under the guarantee, even if the likelihood of a claim is remote.

Letters of Credit and Surety Bonds

As of December 31, 2008, Mirant North America and certain of its subsidiaries were contingently obligated for $294 million under letters of credit issued under its senior credit facilities, which includes $122 million of letters of credit issued pursuant to its senior secured term loan and $172 million of letters of credit issued pursuant to its revolving credit facility. Most of these letters of credit are issued in support of the obligations of Mirant North America and its subsidiaries to perform under commodity agreements, financing or lease agreements or other commercial arrangements. In the event of default by Mirant North America, the counterparty can draw on a letter of credit to satisfy the existing amounts outstanding under an open contract. A majority of these letters of credit expire within one year of issuance, and it is typical for them to be renewed on similar terms.

Mirant Americas Generation and Mirant North America have obligations under surety bonds that were posted as credit support for the RGGI auction that was held in December 2008. These surety bonds expire within one year, and it is typical for them to be renewed on similar terms. As of December 31, 2008, Mirant Energy Trading posted a $25 million surety bond as credit support for the RGGI auction.

Following is a summary of letters of credit issued and surety bonds as of December 31, 2008 and 2007 (in millions):

	At December 31,
	2008	2007
Letters of credit—energy trading and marketing	$76	$100
Letters of credit—debt service and rent reserves	101	78
Letters of credit—other operating activities	117	112
Surety bonds—energy trading and marketing	25	—

Total	$319	$290

Purchase and Sale Guarantees and Indemnifications

In connection with the purchase or sale of an asset or a business by a subsidiary, Mirant North America is typically required to provide certain assurances to the counterparties for the performance of the obligations of such a subsidiary under the purchase or sale agreements. Such assurances may take the form of a guarantee issued by Mirant North America or a subsidiary on behalf of the obligor subsidiary. The scope of such guarantees would typically include any indemnity obligations owed to such counterparty. While the terms thereof vary in the scope, exclusions, thresholds and applicable limits, the indemnity obligations of a seller typically include liabilities incurred as a result of a breach of a purchase and sale agreement, including the indemnifying party’s representations or warranties, unpaid and unreserved tax liabilities and specified retained liabilities, if any. These obligations generally have a term of 12 months from the closing date and are intended to protect the non-indemnifying parties against breaches of the agreement or risks that are difficult to predict or estimate at the time of the transaction. In most cases, the contract limits the liability of the indemnifying party. As of December 31, 2008, Mirant North America and its subsidiaries’ did not have any contingent obligation for such assurances.

Commercial Purchase and Sales Arrangements

In connection with the purchase and sale of fuel, emissions allowances and energy to and from third parties with respect to the operation of its subsidiaries’ generating facilities, Mirant North America may be required to guarantee a portion of the obligations of certain of its subsidiaries. These obligations may include liquidated damages payments or other unscheduled payments. The majority of the current guarantees are set to expire before the end of 2010, although the obligations of the issuer will remain in effect until all the liabilities created under the guarantee have been satisfied or no longer exist. As of December 31, 2008, Mirant North America and its subsidiaries were contingently obligated for a total of $101 million under such arrangements. Mirant North America does not expect that it will be required to make any material payments under these guarantees.

Other Guarantees and Indemnifications

As of December 31, 2008, Mirant North America has issued $63 million of guarantees of obligations that their subsidiaries may incur in connection with construction agreements, equipment leases, and on-going litigation. Mirant North America does not expect that it will be required to make any material payments under these guarantees.

Mirant Americas Generation and Mirant North America, through their subsidiaries, participate in several power pools with RTOs. The rules of these RTOs require that each participant indemnify the pool for defaults by other members. Usually, the amount indemnified is based upon the activity of the participant relative to the total activity of the pool and the amount of the default. Consequently, the amount of such indemnification by Mirant Americas Generation’s and Mirant North America’s subsidiaries cannot be quantified.

On a routine basis in the ordinary course of business, Mirant North America and its subsidiaries indemnify financing parties and consultants or other vendors who provide services. Mirant North America does not expect that it or any of the subsidiaries will be required to make any material payments under these indemnity provisions.

Because some of the guarantees and indemnities Mirant North America issues to third parties do not limit the amount or duration of its obligations to perform under them, there exists a risk that Mirant North America may have obligations in excess of the amounts described above. For those guarantees and indemnities that do not limit the liability exposure, Mirant Americas Generation and Mirant North America may not be able to estimate their potential liability until a claim is made for payment or performance, because of the contingent nature of these contracts.

10.	Dispositions (Mirant Americas Generation and Mirant North America)

Overview

Mirant Americas Generation and Mirant North America had no assets or liabilities held for sale at December 31, 2008 or 2007. In the third quarter of 2006, Mirant commenced auction processes to sell six of its U.S. natural gas-fired facilities, including the Zeeland (903 MW) and Bosque (546 MW) facilities.

The sale of the Zeeland and Bosque natural gas-fired facilities was completed on May 1, 2007. In the third quarter of 2006, Mirant Americas Generation and Mirant North America recorded an impairment loss of $71 million to reduce the carrying value of the facilities held for sale to estimated fair value. In subsequent periods, Mirant Americas Generation and Mirant North America recorded reductions to the impairment loss of approximately $63 million resulting from the sale process. As a result, Mirant Americas Generation and Mirant North America recognized a cumulative loss of $8 million related to the sale. The net proceeds to Mirant North America after transaction costs were $524 million.

Mirant Americas Generation and Mirant North America completed the sale of Mirant NY-Gen on May 7, 2007, and recognized a gain of $8 million related to the sale. The proceeds related to the sale were immaterial as a result of the transfer of the net liabilities of Mirant NY-Gen.

Discontinued Operations

Mirant Americas Generation and Mirant North America have reclassified amounts for prior periods in the financial statements to report separately, as discontinued operations, the revenues and expenses of components of the Companies that were sold in 2007.

There were no discontinued operations for the year ended December 31, 2008. For the years ended December 31, 2007 and 2006, income from discontinued operations included the results of operations of the Zeeland and Bosque natural gas-fired facilities and Mirant NY-Gen through their respective dates of sale.

As part of the sale of Mirant NY-Gen, Mirant retained the rights to future insurance recoveries related to repairs of the dam at the Swinging Bridge facility. In the fourth quarter of 2007, Mirant Americas Generation and Mirant North America reached an insurance settlement and recognized a gain of $10 million, which is included in income from discontinued operations.

A summary of the operating results for these discontinued operations for the years ended December 31, 2007 and 2006 is as follows (in millions):

	December 31,
	2007	2006
Operating revenues	$10	$70
Operating expenses, net	1	65

Operating income	9	5
Other expense, net	1	2

Net income	$8	$3

11.	Bankruptcy Related Disclosures (Mirant Americas Generation and Mirant North America)

Mirant’s Plan was confirmed by the Bankruptcy Court on December 9, 2005, and Mirant, Mirant Americas Generation and Mirant North America emerged from bankruptcy on January 3, 2006. For financial statement presentation purposes, Mirant, Mirant Americas Generation and Mirant North America recorded the effects of the Plan at December 31, 2005.

Mirant Americas Generation

At December 31, 2008 and 2007, amounts related to allowed claims, estimated unresolved claims and professional fees associated with the bankruptcy that are to be settled in cash were $2 million and $2 million, respectively, and these amounts were recorded in accounts payable and accrued liabilities on the accompanying consolidated balance sheets. These amounts do not include unresolved claims that will be settled in common stock or the stock portion of claims that are expected to be settled with cash and stock. For the years ended December 31, 2008, 2007 and 2006, Mirant Americas Generation paid approximately $0, $20 million and $765 million, respectively, in cash related to bankruptcy claims, which is reflected in cash flows from operating activities from continuing operations. In addition, for 2006, approximately $990 million is reflected in cash flows from financing activities from continuing operations and represents the principal amount of debt claims.

Mirant North America

Pursuant to the Plan, Mirant North America paid $1.773 billion to settle obligations of Mirant Americas Generation in the year ended December 31, 2006, which is reflected in cash flows from financing activities from continuing operations.

Reorganization Items, net

Reorganization items, net represents expense, income and gain or loss amounts that were recorded in the financial statements as a result of the bankruptcy proceedings. In 2006, reorganization items, net relate to refunds received from various New York tax jurisdictions for the settlement of the property tax dispute related to the New York subsidiaries. Reorganization items, net for the years ended December 31, 2008, 2007 and 2006, are comprised of the following (in millions):

	Years Ended December 31,
	2008	2007	2006
Gain on New York property tax settlement	$—	$—	$(163)
Professional fees and administrative expense	—	3	2
Interest income, net	—	(5)	(3)

Total	$—	$(2)	$(164)

12.	Segment Reporting (Mirant Americas Generation and Mirant North America)

Mirant Americas Generation and Mirant North America have four operating segments: Mid-Atlantic, Northeast, California and Other Operations. The Mid-Atlantic segment consists of four generating facilities located in Maryland and Virginia with total net generating capacity of 5,230 MW. The Northeast segment consists of three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW. The California segment consists of three generating facilities located in or near the City of San Francisco with total net generating capacity of 2,347 MW. Other Operations includes proprietary trading and fuel oil management activities, parent company adjustments for affiliate transactions, unallocated corporate overhead and interest on debt at Mirant Americas Generation and Mirant North America and interest income on the invested cash balances of Mirant Americas Generation and Mirant North America. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances, intercompany revenues, cost of fuel and interest on intercompany notes receivable and notes payable.

In preparing the Mirant Americas Generation and Mirant North America segment reporting note for the three and nine months ended September 30, 2008, management identified a classification error between cost of fuel, electricity and other products—nonaffiliate and cost of fuel, electricity and other products—affiliate for its Mid-Atlantic, Northeast and Other Operations segments. For the Mid-Atlantic and Northeast segments, the result of the misstatement was an overstatement of cost of fuel, electricity and other products—nonaffiliate and an understatement of cost of fuel, electricity and other products—affiliate. For the Other Operations segment, the result of the misstatement was an overstatement of cost of fuel, electricity and other products—affiliate and an understatement of cost of fuel, electricity and other products—nonaffiliate. For the Mid-Atlantic segment, the amount of the reclassification was $5 million for the year ended December 31, 2007. For the Northeast segment, the amount of the reclassification was $253 million and $83 million for the years ended December 31, 2007 and 2006, respectively. The misstatement had no effect on total cost of fuel, electricity and other products for any of the segments. Further, the misstatement had no effect on the consolidated financial statements of Mirant Americas Generation or Mirant North America. The following tables for the years ended December 31, 2007 and 2006, have been adjusted to reflect the correction of this immaterial misstatement.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
2008:
Operating revenues—nonaffiliate[1]	$492	$20	$133	$2,539	$4	$3,188
Operating revenues—affiliate[2]	1,787	597	53	8	(2,445)	—

Total operating revenues	2,279	617	186	2,547	(2,441)	3,188
Cost of fuel, electricity and other products—nonaffiliate[3]	20	15	—	1,020	(2)	1,053
Cost of fuel, electricity and other products—affiliate[4]	545	423	59	1,424	(2,445)	6

Total cost of fuel, electricity and other products	565	438	59	2,444	(2,447)	1,059

Gross margin	1,714	179	127	103	6	2,129
Operating Expenses:
Operations and maintenance—nonaffiliate	239	103	30	—	—	372
Operations and maintenance—affiliate	173	64	38	10	—	285
Depreciation and amortization	92	19	23	2	—	136
Loss (gain) on sales of assets, net	(8)	(30)	(7)	(1)	8	(38)

Total operating expenses	496	156	84	11	8	755

Operating income (loss)	1,218	23	43	92	(2)	1,374
Total other expense (income), net	1	(1)	1	175	—	176

Income (loss) from continuing operations	$1,217	$24	$42	$(83)	$(2)	$1,198

Total assets	$5,620	$722	$181	$5,083	$(3,054)	$8,552
Gross property additions	$641	$25	$6	$48	$—	$720

[1]	Includes unrealized gains of $525 million and $315 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $160 million and $35 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $195 million for Other Operations.
[3]	Includes unrealized losses of $54 million for Other Operations.
[4]	Includes unrealized losses of $9 million and $45 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $54 million for Other Operations.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
2007:
Operating revenues—nonaffiliate[1]	$(236)	$16	$143	$2,067	$—	$1,990
Operating revenues—affiliate[2]	1,369	648	34	590	(2,590)	51

Total operating revenues	1,133	664	177	2,657	(2,590)	2,041
Cost of fuel, electricity and other products—nonaffiliate[3]	170	54	—	782	(18)	988
Cost of fuel, electricity and other products—affiliate[4]	358	373	42	1,868	(2,590)	51

Total cost of fuel, electricity and other products	528	427	42	2,650	(2,608)	1,039

Gross margin	605	237	135	7	18	1,002
Operating Expenses:
Operations and maintenance—nonaffiliate	216	103	34	—	—	353
Operations and maintenance—affiliate	144	76	40	16	—	276
Depreciation and amortization	81	25	13	1	—	120
Impairment losses	—	175	—	—	—	175
Loss (gain) on sales of assets, net	—	(49)	(2)	1	11	(39)

Total operating expenses	441	330	85	18	11	885

Operating income (loss)	164	(93)	50	(11)	7	117
Total other expense (income), net	(5)	(7)	(5)	204	—	187

Income (loss) from continuing operations before reorganization items and income taxes	169	(86)	55	(215)	7	(70)
Reorganization items, net	—	(2)	—	—	—	(2)

Income (loss) from continuing operations	$169	$(84)	$55	$(215)	$7	$(68)

Total assets	$4,008	$696	$195	$2,696	$(1,659)	$5,936
Gross property additions	$531	$17	$3	$30	$—	$581

[1]	Includes unrealized losses of $315 million and $351 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $249 million for Other Operations and unrealized losses of $159 million and $76 million for Mid-Atlantic and Northeast, respectively.
[3]	Includes unrealized gains of $28 million for Other Operations.
[4]	Includes unrealized losses of $5 million and $28 million for Mid-Atlantic and Other Operations, respectively, and unrealized gains of $33 million for Northeast.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
2006:
Operating revenues—nonaffiliate[1]	$190	$—	$124	$2,873	$—	$3,187
Operating revenues—affiliate[2]	1,711	811	47	389	(2,888)	70

Total operating revenues	1,901	811	171	3,262	(2,888)	3,257
Cost of fuel, electricity and other products—nonaffiliate[3]	118	64	—	993	—	1,175
Cost of fuel, electricity and other products—affiliate[4]	465	400	56	2,138	(2,926)	133

Total cost of fuel, electricity and other products	583	464	56	3,131	(2,926)	1,308

Gross margin	1,318	347	115	131	38	1,949
Operating Expenses:
Operations and maintenance—nonaffiliate	198	38	24	—	—	260
Operations and maintenance—affiliate	135	78	39	22	—	274
Depreciation and amortization	74	25	13	10	—	122
Impairment losses	—	118	—	1	—	119
Loss (gain) on sales of assets, net	(7)	(46)	—	—	44	(9)

Total operating expenses	400	213	76	33	44	766

Operating income (loss)	918	134	39	98	(6)	1,183
Total other expense (income), net	(4)	9	(34)	174	—	145

Income (loss) from continuing operations before reorganization items and income taxes	922	125	73	(76)	(6)	1,038
Reorganization items, net	—	(164)	—	—	—	(164)
Provision for income taxes	—	2	—	3	—	5

Income (loss) from continuing operations	$922	$287	$73	$(79)	$(6)	$1,197

Total assets	$3,947	$1,264	$449	$3,991	$(3,006)	$6,645
Gross property additions	$112	$12	$1	$8	$—	$133

[1]	Includes unrealized gains of $189 million and $563 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $330 million, $119 million and $3 million for Mid-Atlantic, Northeast and California, respectively, and unrealized losses of $493 million for Other Operations.
[3]	Includes unrealized losses of $103 million for Other Operations.
[4]	Includes unrealized losses of $35 million and $58 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $94 million for Other Operations.

Mirant Americas Generation Geographic Areas

	Property, Plant and Equipment and Other Intangible Assets
	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
At December 31, 2008	$3,565	$396	$138	$87	$(799)	$3,387
At December 31, 2007	$2,999	$381	$153	$39	$(799)	$2,773

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
2008:
Operating revenues—nonaffiliate[1]	$492	$20	$133	$2,539	$4	$3,188
Operating revenues—affiliate[2]	1,787	597	53	8	(2,445)	—

Total operating revenues	2,279	617	186	2,547	(2,441)	3,188
Cost of fuel, electricity and other products—nonaffiliate[3]	20	15	—	1,020	(2)	1,053
Cost of fuel, electricity and other products—affiliate[4]	545	423	59	1,424	(2,445)	6

Total cost of fuel, electricity and other products	565	438	59	2,444	(2,447)	1,059

Gross margin	1,714	179	127	103	6	2,129
Operating Expenses:
Operations and maintenance—nonaffiliate	239	103	30	—	—	372
Operations and maintenance—affiliate	173	64	38	10	—	285
Depreciation and amortization	92	19	23	2	—	136
Loss (gain) on sales of assets, net	(8)	(30)	(7)	(1)	8	(38)

Total operating expenses	496	156	84	11	8	755

Operating income (loss)	1,218	23	43	92	(2)	1,374
Total other expense (income), net	1	(1)	1	36	—	37

Income (loss) from continuing operations	$1,217	$24	$42	$56	$(2)	$1,337

Total assets	$5,620	$722	$181	$5,074	$(2,952)	$8,645
Gross property additions	$641	$25	$6	$48	$—	$720

[1]	Includes unrealized gains of $525 million and $315 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $160 million and $35 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $195 million for Other Operations.
[3]	Includes unrealized losses of $54 million for Other Operations.
[4]	Includes unrealized losses of $9 million and $45 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $54 million for Other Operations.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
2007:
Operating revenues—nonaffiliate[1]	$(236)	$16	$143	$2,067	$—	$1,990
Operating revenues—affiliate[2]	1,369	648	34	590	(2,590)	51

Total operating revenues	1,133	664	177	2,657	(2,590)	2,041
Cost of fuel, electricity and other products—nonaffiliate[3]	170	54	—	782	(18)	988
Cost of fuel, electricity and other products—affiliate[4]	358	373	42	1,868	(2,590)	51

Total cost of fuel, electricity and other products	528	427	42	2,650	(2,608)	1,039

Gross margin	605	237	135	7	18	1,002
Operating Expenses:
Operations and maintenance—nonaffiliate	216	103	34	—	—	353
Operations and maintenance—affiliate	144	76	40	16	—	276
Depreciation and amortization	81	25	13	1	—	120
Impairment losses	—	175	—	—	—	175
Loss (gain) on sales of assets, net	—	(49)	(2)	1	11	(39)

Total operating expenses	441	330	85	18	11	885

Operating income (loss)	164	(93)	50	(11)	7	117
Total other expense (income), net	(5)	(7)	(5)	54	—	37

Income (loss) from continuing operations before reorganization items and income taxes	169	(86)	55	(65)	7	80
Reorganization items, net	—	(2)	—	—	—	(2)

Income (loss) from continuing operations	$169	$(84)	$55	$(65)	$7	$82

Total assets	$4,008	$696	$195	$2,669	$(1,545)	$6,023
Gross property additions	$531	$17	$3	$30	$—	$581

[1]	Includes unrealized losses of $315 million and $351 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $249 million for Other Operations and unrealized losses of $159 million and $76 million for Mid-Atlantic and Northeast, respectively.
[3]	Includes unrealized gains of $28 million for Other Operations.
[4]	Includes unrealized losses of $5 million and $28 million for Mid-Atlantic and Other Operations, respectively, and unrealized gains of $33 million for Northeast.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
2006:
Operating revenues—nonaffiliate[1]	$190	$—	$124	$2,873	$—	$3,187
Operating revenues—affiliate[2]	1,711	811	47	389	(2,888)	70

Total operating revenues	1,901	811	171	3,262	(2,888)	3,257
Cost of fuel, electricity and other products—nonaffiliate[3]	118	64	—	993	—	1,175
Cost of fuel, electricity and other products—affiliate[4]	465	400	56	2,138	(2,926)	133

Total cost of fuel, electricity and other products	583	464	56	3,131	(2,926)	1,308

Gross margin	1,318	347	115	131	38	1,949
Operating Expenses:
Operations and maintenance—nonaffiliate	198	38	24	—	—	260
Operations and maintenance—affiliate	135	78	39	22	—	274
Depreciation and amortization	74	25	13	10	—	122
Impairment losses	—	118	—	—	—	118
Loss (gain) on sales of assets, net	(7)	(46)	—	—	44	(9)

Total operating expenses	400	213	76	32	44	765

Operating income (loss)	918	134	39	99	(6)	1,184
Total other expense (income), net	(4)	9	(34)	27	—	(2)

Income (loss) from continuing operations before reorganization items and income taxes	922	125	73	72	(6)	1,186
Reorganization items, net	—	(164)	—	—	—	(164)
Provision for income taxes	—	2	—	3	—	5

Income (loss) from continuing operations	$922	$287	$73	$69	$(6)	$1,345

Total assets	$3,947	$1,264	$449	$3,938	$(2,838)	$6,760
Gross property additions	$112	$12	$1	$8	$—	$133

[1]	Includes unrealized gains of $189 million and $563 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $330 million, $119 million and $3 million for Mid-Atlantic, Northeast and California, respectively, and unrealized losses of $493 million for Other Operations.
[3]	Includes unrealized losses of $103 million for Other Operations.
[4]	Includes unrealized losses of $35 million and $58 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $94 million for Other Operations.

Mirant North America Geographic Areas

	Property, Plant and Equipment and Other Intangible Assets
	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
At December 31, 2008	$3,565	$396	$138	$84	$(799)	$3,384
At December 31, 2007	$2,999	$381	$153	$36	$(799)	$2,770

13.	Litigation and Other Contingencies (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The Companies are involved in a number of significant legal proceedings. In certain cases, plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Companies cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and therefore have not made any provision for such matters unless specifically noted below. Pursuant to SFAS 5, management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Companies’ consolidated financial position, results of operations or cash flows.

Environmental Matters

EPA Information Request. In January 2001, the EPA issued a request for information to Mirant concerning the implications under the EPA’s NSR regulations promulgated under the Clean Air Act of past repair and maintenance activities at the Potomac River facility in Virginia and the Chalk Point, Dickerson and Morgantown facilities in Maryland. The requested information concerned the period of operations that predates the ownership and lease of those facilities by Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic. Mirant responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation associated with operations prior to the acquisition or lease of the facilities by Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic. If a violation is determined to have occurred at any of the facilities, Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic, as the owner or lessee of the facility, may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. Mirant Chalk Point and Mirant Mid-Atlantic have installed and are installing a variety of emissions control equipment on the Chalk Point, Dickerson and Morgantown facilities in Maryland to comply with the Maryland Healthy Air Act, but that equipment may not include all of the emissions control equipment that could be required if a violation of the EPA’s NSR regulations is determined to have occurred at one or more of those facilities. If such a violation is determined to have occurred after the acquisition or lease of the facilities by Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, Mirant Potomac River, Mirant Chalk Point or Mirant Mid-Atlantic could also be subject to fines and penalties by the state or federal government for the period after its acquisition or lease of the facility at issue, the cost of which may be material, although applicable bankruptcy law may bar such liability for periods prior to January 3, 2006, when the Plan became effective for Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic.

Faulkner Fly Ash Facility. By letter dated April 2, 2008, the Environmental Integrity Project and the Potomac Riverkeeper notified Mirant, the Companies and various of the Companies’ subsidiaries that they and certain individuals intend to file suit alleging that violations of the Clean Water Act are occurring at the Faulkner Fly Ash Facility owned by Mirant MD Ash Management. The April 2, 2008, letter alleges that the Faulkner facility discharges certain pollutants at levels that exceed Maryland’s water quality criteria, that it discharged certain pollutants without obtaining an appropriate National Pollutant Discharge Elimination System (“NPDES”) permit, and that Mirant MD Ash Management failed to perform monthly monitoring required under an applicable NPDES permit. The letter indicated that the organizations intend to file suit to enjoin the violations alleged, to obtain civil penalties for past violations occurring after January 3, 2006, and to recover attorneys’ fees. Mirant disputes the allegations of violations of the Clean Water Act made by the two organizations in the April 2, 2008, letter.

In late May 2008, the MDE filed a complaint in the Circuit Court for Charles County, Maryland, against Mirant MD Ash Management and Mirant Mid-Atlantic. The complaint alleges violations of Maryland’s water pollution laws similar to those asserted in the April 2, 2008, letter from the Environmental Integrity Project and the Potomac Riverkeeper. The MDE complaint requests that the court (1) prohibit continuation of the alleged unpermitted discharges, (2) require Mirant MD Ash Management and Mirant Mid-Atlantic to cease from disposing of any further coal combustion byproducts at the Faulkner Fly Ash Facility and close and cap the existing disposal cells within one year and (3) assess civil penalties of up to $10,000 per day for each violation. The discharges that are the subject of the MDE’s complaint result from a leachate treatment system installed by Mirant MD Ash Management in accordance with a December 18, 2000, Complaint and Consent Order (the “December 2000 Consent Order”) entered by the Maryland Secretary of the Environment, Water Management Administration pursuant to an agreement between the MDE and Pepco, the previous owner of the Faulkner Fly Ash Facility. Mirant MD Ash Management and Mirant Mid-Atlantic on July 23, 2008, filed a motion seeking dismissal of the MDE complaint, arguing that the discharges are permitted by the December 2000 Consent Order.

Mirant Potomac River Wind Screen NOV. On December 18, 2008, the Virginia DEQ issued an NOV to Mirant Potomac River asserting that on November 21, 2008 and December 10, 2008, observations of the windscreens installed on fencing surrounding the coal pile at the Potomac River facility indicated that the screening was not properly fastened, resulting in a potential violation of Virginia’s Air Pollution Control Law and regulations. The NOV did not seek a specific penalty amount but noted that the violations identified could subject Mirant Potomac River to civil penalties of varying amounts under different provisions of the Virginia Code, including a potential civil fine of up to $100,000.

Notice of Intent to Sue Regarding Chalk Point Emissions. Mirant, Mirant Mid-Atlantic, and Mirant Chalk Point received a letter dated January 22, 2009, from the Environmental Integrity Project, the Chesapeake Climate Action Network, and an individual providing notice that they intend to file suit alleging that Mirant Chalk Point has failed to install controls to limit emissions of particulate matter on two units of the Chalk Point generating facility that burn residual fuel oil. The January 22, 2009, letter alleges that the failure to install such controls violates the Clean Air Act and Maryland environmental regulations. The letter states that the organizations intend to file suit to enjoin the violations alleged, to obtain civil penalties for past noncompliance, and to recover attorney’s fees. Mirant disputes the allegations of violations of the Clean Air Act and Maryland environmental regulations made by the two organizations in the January 22, 2009, letter.

New York State Administrative Claims (Mirant Americas Generation and Mirant North America). On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Mirant Debtors’ Chapter 11 proceedings asserting a claim seeking to require the Mirant Debtors to provide funding to the Companies’ subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations, citing various then outstanding matters between the State and the Companies’ subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations. On April 12, 2008, the State of New York and the NYSDEC filed a separate notice of administrative claims in the bankruptcy proceedings of Mirant New York, Mirant Bowline and Mirant Lovett (all of which emerged from bankruptcy in 2007) alleging various potential violations of New York environmental laws and regulations related to the operation of the Bowline and Lovett generating facilities during the period those entities were in bankruptcy. Except for the alleged violations described below in Lovett Coal Ash Management Facility Notice of Hearing and Complaint, all of the matters or alleged violations set out in the January 24, 2006, and April 12, 2008, administrative claims have now been resolved.

Riverkeeper Suit Against Mirant Lovett (Mirant Americas Generation and Mirant North America). On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett in the United States District Court for the Southern District of New York under the Clean Water Act. The suit alleges that Mirant Lovett failed to implement a marine life exclusion system at its Lovett generating facility and to perform monitoring for the exclusion of certain aquatic organisms from the facility’s cooling water intake structures in violation of Mirant Lovett’s water discharge permit issued by the State of New York. The plaintiff requested the court to enjoin

Mirant Lovett from continuing to operate the Lovett generating facility in a manner that allegedly violates the Clean Water Act, to impose civil penalties of $32,500 per day of violation, and to award the plaintiff attorneys’ fees. Mirant Lovett’s view is that it has complied with the terms of its water discharge permit, as amended by a Consent Order entered June 29, 2004. On April 20, 2005, the district court approved a stipulation agreed to by the plaintiff and Mirant Lovett that stayed the suit until 60 days after the entry of the order by the Bankruptcy Court confirming the plan of reorganization for Mirant Lovett became final and non-appealable, which stay expired in late 2007. Mirant Lovett has filed a motion seeking dismissal of the suit on the grounds that it complied with the terms of its water discharge permit, the closure of the Lovett generating facility in April 2008 moots the plaintiff’s request for injunctive relief, and the discharge in bankruptcy received by Mirant Lovett in 2007 bars any claim for penalties.

Lovett Coal Ash Management Facility Notice of Hearing and Complaint (Mirant Americas Generation and Mirant North America). On April 16, 2008, the staff of the NYSDEC filed a complaint with the NYSDEC against Mirant Lovett alleging various violations of New York’s Environmental Conservation Law arising from the coal ash management facility (“CAMF”) located at the Lovett generating facility, including the alleged discharge of pollutants into the groundwater in excess of allowed levels. The complaint also contends that Mirant Lovett failed to provide an adequate Leachate Assessment Report related to the CAMF that the NYSDEC staff asserts was required under the terms of a Consent Order dated June 2, 2006. The complaint requests that Mirant Lovett be required to perform various assessments related to groundwater quality and causes of leachate from the CAMF and seeks assessment of a civil penalty of $200,000 and the recovery of $15,000 for the portion of a penalty imposed under the June 2, 2006, Consent Order that had been suspended. Mirant Lovett disputes the allegations made by the NYSDEC staff in its complaint and thinks that it has complied with the June 2, 2006, Consent Order.

Notices of Intent to Sue for Alleged Violations of the Endangered Species Act (Mirant Americas Generation and Mirant North America). Mirant and Mirant Delta have received two letters, one dated September 27, 2007, sent on behalf of the Coalition for a Sustainable Delta, four water districts, and an individual and the second dated October 16, 2007, sent on behalf of San Francisco Baykeeper (collectively with the parties sending the September 27, 2007, letter, the “Noticing Parties”), providing notice that the Noticing Parties intend to file suit alleging that Mirant Delta has violated, and continues to violate, the Federal Endangered Species Act through the operation of its Contra Costa and Pittsburg generating facilities. The Noticing Parties contend that the facilities use of water drawn from the Sacramento-San Joaquin Delta for cooling purposes results in harm to four species of fish listed as endangered species. The Noticing Parties assert that Mirant Delta’s authorizations to take (i.e., cause harm to) those species, a biological opinion and incidental take statement issued by the National Marine Fisheries Service on October 17, 2002, for three of the fish species and a biological opinion and incidental take statement issued by the United States Fish and Wildlife Service on November 4, 2002, for the fourth fish species, have been violated by Mirant Delta and no longer apply to permit the effects on the four fish species caused by the operation of the Contra Costa and Pittsburg generating facilities. Following receipt of these letters, in late October 2007, Mirant Delta received correspondence from the United States Fish and Wildlife Service, the National Marine Fisheries Service and the Army Corps of Engineers clarifying that Mirant Delta continued to be authorized to take the four species of fish protected under the Federal Endangered Species Act. The agencies have initiated a process that will review the environmental effects of Mirant Delta’s water usage, including effects on the protected species of fish. That process could lead to changes in the manner in which Mirant Delta can use river water for the operation of the Contra Costa and Pittsburg generating facilities. In a subsequent letter, the Coalition for a Sustainable Delta also alleged violations of the National Environmental Policy Act and the California Endangered Species Act associated with the operation of Mirant Delta’s facilities. Mirant Delta disputes the allegations made by the Noticing Parties. No lawsuits have been filed to date, and San Francisco Baykeeper on February 1, 2008, withdrew its notice of intent to sue.

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”), including the Companies and their subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant, the Companies and most of the Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. The remaining Mirant Debtors (Mirant New York, Mirant Bowline, Mirant Lovett, Mirant NY-Gen and Hudson Valley Gas) emerged from bankruptcy on various dates in 2007. As of December 31, 2008, approximately 850,000 of the shares of Mirant common stock to be distributed under the Plan had not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims regardless of the price at which Mirant common stock is trading at the time the claim is resolved.

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

California and Western Power Markets (Mirant Americas Generation and Mirant North America)

FERC Refund Proceedings Arising Out of California Energy Crisis. High prices experienced in California and western wholesale electricity markets in 2000 and 2001 caused various purchasers of electricity in those markets to initiate proceedings seeking refunds. Several of those proceedings remain pending either before the FERC or on appeal to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). The proceedings that remain pending include proceedings (1) ordered by the FERC on July 25, 2001, (the “FERC Refund Proceedings”) to determine the amount of any refunds and amounts owed for sales made by market participants, including Mirant Americas Energy Marketing, in the CAISO or the Cal PX markets from October 2, 2000, through June 20, 2001 (the “Refund Period”), (2) ordered by the FERC to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000, through June 20, 2001 (the “Pacific Northwest Proceeding”), and (3) arising from a complaint filed in 2002 by the California Attorney General that sought refunds for transactions conducted in markets administered by the CAISO and the Cal PX outside the Refund Period set by the FERC and for transactions between the DWR and various owners of generation and power marketers, including Mirant Americas Energy Marketing and subsidiaries of the Companies. Various parties appealed the FERC orders related to these proceedings to the Ninth Circuit seeking review of a number of issues, including changing the Refund Period to include periods prior to October 2, 2000, and expanding the sales of electricity subject to potential refund to include bilateral sales made to the DWR and other parties. While various of these appeals remain pending, the Ninth Circuit ruled in orders issued on August 2, 2006, and September 9, 2004, that the FERC should consider further whether to grant relief for sales of electricity made in the CAISO and Cal PX markets prior to October 2, 2000, at rates found to be unjust, and, in the proceeding initiated by the California Attorney General, what remedies, including potential refunds, are appropriate where entities, including Mirant Americas Energy Marketing, purportedly did not comply with certain filing requirements for transactions conducted under market-based rate tariffs.

On January 14, 2005, Mirant and certain of its subsidiaries, including the Companies (the “Mirant Settling Parties”), entered into a Settlement and Release of Claims Agreement (the “California Settlement”) with PG&E, Southern California Edison Company, San Diego Gas and Electric Company, the CPUC, the DWR, the

EOB and the Attorney General of the State of California (collectively, the “California Parties”). The California Settlement was approved by the FERC on April 13, 2005, and became effective on April 15, 2005, upon its approval by the Bankruptcy Court. The California Settlement resulted in the release of most of Mirant Americas Energy Marketing’s potential liability (1) in the FERC Refund Proceedings for sales made in the CAISO or the Cal PX markets, (2) in the Pacific Northwest Proceeding, and (3) in any proceedings at the FERC resulting from the complaint filed in 2002 by the California Attorney General. Based on the California Settlement, on April 15, 2008, the FERC dismissed Mirant Americas Energy Marketing and the other subsidiaries of the Companies from the proceeding initiated by the complaint filed in 2002 by the California Attorney General.

Under the California Settlement, the California Parties and those other market participants who have opted into the settlement have released the Mirant Settling Parties, including Mirant Americas Energy Marketing, from any liability for refunds related to sales of electricity and natural gas in the western markets from January 1, 1998, through July 14, 2003. Also, the California Parties have assumed the obligation of Mirant Americas Energy Marketing to pay any refunds determined by the FERC to be owed by Mirant Americas Energy Marketing to other parties that do not opt into the settlement for transactions in the CAISO and Cal PX markets during the Refund Period, with the liability of the California Parties for such refund obligation limited to the amount of certain receivables assigned by Mirant Americas Energy Marketing to the California Parties under the California Settlement. The settlement did not relieve Mirant Americas Energy Marketing of liability for any refunds that the FERC determines it to owe (1) to participants in the Cal PX and CAISO markets that are not California Parties (or that did not elect to opt into the settlement) for periods outside the Refund Period and (2) to participants in bilateral transactions with Mirant Americas Energy Marketing that are not California Parties (or that did not elect to opt into the settlement).

Resolution of the refund proceedings that remain pending before the FERC or that currently are on appeal to the Ninth Circuit could ultimately result in the FERC concluding that the prices received by Mirant Americas Energy Marketing in some transactions occurring in 2000 and 2001 should be reduced. The Companies’ view is that the bulk of any obligations of Mirant Americas Energy Marketing to make refunds as a result of sales completed prior to July 14, 2003, in the CAISO or Cal PX markets or in bilateral transactions either have been addressed by the California Settlement or have been resolved as part of Mirant Americas Energy Marketing’s bankruptcy proceedings. To the extent that Mirant Americas Energy Marketing’s potential refund liability arises from contracts that were transferred to Mirant Energy Trading as part of the transfer of the trading and marketing business under the Plan, Mirant Energy Trading may have exposure to any refund liability related to transactions under those contracts.

FERC Show Cause Proceeding Relating to Trading Practices. On June 25, 2003, the FERC issued a show cause order (the “Trading Practices Order”) to more than 50 parties, including Mirant Americas Energy Marketing and subsidiaries of the Companies. The Trading Practices Order identified certain specific trading practices that the FERC indicated could constitute gaming or anomalous market behavior in violation of the CAISO and Cal PX tariffs, and required sellers previously involved in transactions of those types to demonstrate why such transactions were not violations of the CAISO and Cal PX tariffs. On September 30, 2003, and December 19, 2003, the Mirant entities filed with the FERC for approval of a settlement agreement (the “Trading Settlement Agreement”) entered into between certain Mirant entities and the FERC Trial Staff and an amendment to that agreement, under which Mirant Americas Energy Marketing would pay $332,411 and the FERC would have an allowed unsecured claim in Mirant Americas Energy Marketing’s bankruptcy proceeding for $3.67 million to settle the show cause proceeding. The FERC approved the Trading Settlement Agreement, as amended, on June 27, 2005, and the Bankruptcy Court approved it on August 24, 2005. Certain parties filed motions for rehearing with the FERC, which it denied on October 11, 2006. A party to the proceeding appealed the FERC’s June 27, 2005, order to the Ninth Circuit. In December 2008, the Ninth Circuit entered an order granting that party’s request to voluntarily dismiss its appeal, which dismissal caused the Trading Settlement Agreement to become effective.

Mirant Americas Energy Marketing Contract Dispute with Nevada Power. On December 5, 2001, Nevada Power Company filed a complaint at the FERC seeking reformation of the purchase price of energy under a contract it had entered with Mirant Americas Energy Marketing, claiming that the prices under that contract were unjust and unreasonable because, when it entered into the contract, western power markets were dysfunctional and non-competitive. On June 25, 2003, the FERC dismissed this complaint. Nevada Power appealed that dismissal to the United States Court of Appeals for the Ninth Circuit, which on December 19, 2006, reversed the dismissal of the Nevada Power complaint and a number of other similar complaints and remanded the proceedings to the FERC. On June 26, 2008, the United States Supreme Court affirmed the remand of the Nevada Power proceeding and the other similar proceedings to the FERC, concluding that the FERC should analyze further (1) whether the contracts at issue imposed an excessive burden on consumers in the later periods covered by the contracts, not just at their outset, and (2) whether any of the sellers engaged in unlawful market manipulation, which the Court concluded would remove the premise underlying the FERC’s dismissal of the complaints that the rates agreed to in the contracts were based on fair, arm’s length negotiations. On December 18, 2008, the FERC issued an order on remand providing for the record to be supplemented through further written filings by the parties regarding the specific issues raised by the ruling entered by the United States Supreme Court. The sales made by Mirant Americas Energy Marketing under the contract with Nevada Power have been completed, and the Companies expect that any refund claim related to that contract, if not now barred by the discharge in bankruptcy received by Mirant Energy Trading when the Plan became effective on January 3, 2006, will be addressed in the Chapter 11 proceedings.

Mirant Americas Energy Marketing Contract Dispute with Southern California Water. On December 21, 2001, Southern California Water Company filed a complaint at the FERC seeking reformation of the purchase price of energy under a long-term contract it had entered with Mirant Americas Energy Marketing, claiming that the prices under that contract were unjust and unreasonable because, when it entered the contract, western power markets were dysfunctional and non-competitive. The contract was for the purchase of 15 MWs during the period April 1, 2001, through December 31, 2006. On June 25, 2003, the FERC dismissed this proceeding. Southern California Water appealed that dismissal to the United States Court of Appeals for the Ninth Circuit, which on December 19, 2006, reversed the dismissal of the complaint and a number of other similar complaints and remanded the proceedings to the FERC. On June 26, 2008, the United States Supreme Court affirmed the remand of the Southern California Water proceeding and the other similar proceedings to the FERC, concluding that the FERC should analyze further (1) whether the contracts at issue imposed an excessive burden on consumers in the later periods covered by the contracts, not just at their outset, and (2) whether any of the sellers engaged in unlawful market manipulation, which the Court concluded would remove the premise underlying the FERC’s dismissal of the complaints that the rates agreed to in the contracts were based on fair, arm’s length negotiations. On December 18, 2008, the FERC issued an order on remand providing for the record to be supplemented through further written filings by the parties regarding the specific issues raised by the ruling entered by the United States Supreme Court. Upon the transfer of the assets of the trading and marketing business to Mirant Energy Trading under the Plan, Mirant Energy Trading assumed Mirant Americas Energy Marketing’s contract obligations to Southern California Water Company, including any potential refund obligations.

Maryland Public Service Commission Complaint to the FERC re PJM Offer Capping Rules

In certain market conditions, such as where congestion requires the dispatch of a generating facility that bid a higher price for electricity than other available generating facilities, PJM’s market rules (the “Offer Capping Rules”) limit the amount that the owner of a generating facility may bid to sell electricity from that facility to its incremental cost to produce that electricity. As approved by the FERC, the Offer Capping Rules contain exemptions for generating facilities entering service during certain years (none of which are owned by the Companies) and for generating facilities (some of which are owned by the Companies) that can relieve congestion arising at certain defined transmission interfaces. On January 15, 2008, the Maryland Public Service Commission (the “MD PSC”) filed a complaint with the FERC requesting that the FERC remove all exemptions to the Offer Capping Rules during hours when the PJM market reflects potentially non-competitive conditions, as determined by the PJM Market Monitor. The complaint alleges that these exemptions to the Offer Capping Rules likely result in higher market clearing prices for electricity in PJM, and higher revenues to the Companies and other owners of generation that are selling electricity during the periods when the exemptions prevent the application of the Offer Capping Rules to one or more generating facilities. The MD PSC requested that the FERC require a recalculation of prices in the PJM energy markets without application of the exemptions to the Offer Capping Rules for each day from January 15, 2008, through the date that the Commission grants the requested relief and that it require owners of generation to refund any revenues received in excess of the amounts that would have been received had the exemptions not been applied.

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

On May 16, 2008, the FERC issued an order eliminating the exemptions to the Offer Capping Rules challenged by the MD PSC in its complaint, denying the MD PSC’s request for refunds, and establishing a proceeding to examine what test should be applied to determine whether a generator should be exempted from the Offer Capping Rules because of lack of market power in circumstances where transmission constraints require the dispatch of a higher priced generating facility in lieu of available lower priced generation. A coalition of electricity generators, of which the Companies are members, filed a request for rehearing. On December 18, 2008, the FERC issued an order denying all requests for rehearing.

Complaint Challenging Capacity Rates Under the RPM Provisions of PJM’s Tariff

On May 30, 2008, a variety of parties, including the state public utility commissions of Maryland, Pennsylvania, New Jersey, and Delaware, ratepayer advocates, certain electric cooperatives, various groups representing industrial electricity users, and federal agencies (the “RPM Buyers”), filed a complaint with the FERC asserting that capacity auctions held to determine capacity payments under PJM’s reliability pricing model (“RPM”) tariff had produced rates that were unjust and unreasonable. PJM conducted the capacity auctions that are the subject of the complaint to set the capacity payments in effect under the RPM provisions of PJM’s tariff for twelve month periods beginning June 1, 2008, June 1, 2009, and June 1, 2010. The RPM Buyers allege that (i) the time between when the auctions were held and the periods that the resulting capacity rates would be in effect were too short to allow competition from new resources in the auctions, (ii) the administrative process established under the RPM provisions of PJM’s tariff was inadequate to restrain the exercise of market power through the withholding of capacity to increase prices, and (iii) the locational pricing established under the RPM provisions of PJM’s tariff created opportunities for sellers to raise prices while serving no legitimate function. The RPM Buyers asked the FERC to reduce significantly the capacity rates established by the capacity auctions and to set June 1, 2008, as the date beginning on which any rates found by the FERC to be excessive would be subject to refund. If the FERC were to reduce the capacity payments set through the capacity auctions to the rates proposed by the RPM Buyers, the capacity revenue the Companies expect to receive for the periods June 1, 2008 through May 31, 2011, would be reduced by approximately $600 million. On September 19, 2008, the FERC issued an order dismissing the complaint. The FERC found that no party had violated the RPM provisions of PJM’s tariff and that the prices determined during the auctions were in accordance with the tariff’s provisions. The RPM Buyers have filed a request for rehearing.

Other Legal Matters

The Companies are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Companies’ financial position, results of operations or cash flows.

14.       Settlements and Other Charges (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Pepco Litigation

In 2000, Mirant purchased power generating facilities and other assets from Pepco, including certain PPAs between Pepco and third parties. Under the terms of the APSA, Mirant and Pepco entered into the Back-to-Back Agreement with respect to certain PPAs, including Pepco’s long-term PPA with Panda-Brandywine, LP, under which (1) Pepco agreed to resell to Mirant all capacity, energy, ancillary services and other benefits to which it was entitled under those agreements and (2) Mirant agreed to pay Pepco each month all amounts due from Pepco to the sellers under those agreements for the immediately preceding month associated with such capacity, energy, ancillary services and other benefits. The Back-to-Back Agreement, which did not expire until 2021, obligated Mirant to purchase power from Pepco at prices that typically were higher than the market prices for power.

Mirant assigned its rights and obligations under the Back-to-Back Agreement to Mirant Americas Energy Marketing. In the Chapter 11 cases of the Mirant Debtors, Pepco asserted that an assignment and assumption agreement dated December 19, 2000 (the “Assignment and Assumption Agreement”), that included as parties Pepco, Mirant Mid-Atlantic and various of the Companies’ subsidiaries, caused Mirant Mid-Atlantic and the Companies’ subsidiaries that were parties to the agreement to be jointly and severally liable to Pepco for various obligations, including the obligations under the Back-to-Back Agreement. The Mirant Debtors sought to reject the APSA, the Back-to-Back Agreement, and the Assignment and Assumption Agreement. Under the Plan, the obligations of the Mirant Debtors under the APSA (including any other agreements executed pursuant to the terms of the APSA and found by a final court order to be part of the APSA), the Back-to-Back Agreement, and the Assignment and Assumption Agreement were performed after January 3, 2006, by Mirant Power Purchase, whose performance was guaranteed by Mirant, pending resolution of the rejection motions.

On May 30, 2006, Mirant and various of its subsidiaries, including Mirant Mid-Atlantic and subsidiaries of the Companies (collectively the “Mirant Settling Parties”) entered into the Settlement Agreement (the “Pepco Settlement Agreement”) with Pepco and various of its affiliates (collectively the “Pepco Settling Parties”).

The Pepco Settlement Agreement could not become effective until it had been approved by the Bankruptcy Court and that approval order had become a final order no longer subject to appeal. The Bankruptcy Court entered an order approving the Pepco Settlement Agreement on August 9, 2006. That order was appealed, but the appeal was dismissed by agreement of the parties in August 2007, and the Pepco Settlement Agreement became effective August 10, 2007. The Pepco Settlement Agreement fully resolved the contract rejection motions that remained pending in the bankruptcy proceedings, as well as other matters disputed between Pepco and Mirant and its subsidiaries. Under the Pepco Settlement Agreement, Mirant Power Purchase assumed the remaining obligations under the APSA, and Mirant has guaranteed its performance. The Back-to-Back Agreement was rejected and terminated effective as of May 31, 2006, and the Assignment and Assumption Agreement was also rejected.

With respect to the other agreements executed as part of the closing of the APSA (the “Ancillary Agreements”) and other agreements between Pepco and subsidiaries of Mirant, including Mirant Mid-Atlantic and subsidiaries of the Companies, the Mirant subsidiary that is a party to each agreement has assumed the agreement and Mirant has guaranteed that subsidiary’s performance. Mirant Power Purchase’s obligations under the APSA do not include any obligations related to the Ancillary Agreements. The Pepco Settlement Agreement provides that a future breach of the APSA or any Ancillary Agreement by a party to such agreement will not entitle the non-defaulting party to terminate, suspend performance under, or exercise any other right or remedy under or with respect to any of the remainder of such agreements. The Pepco Settlement Agreement granted Pepco a claim against Old Mirant in Old Mirant’s bankruptcy proceedings that was to result in Pepco receiving common stock of Mirant and cash having a value, after liquidation of the stock by Pepco, equal to $520 million. Shortly after the Pepco Settlement Agreement became effective, Mirant distributed approximately 14 million shares of Mirant common stock from the shares reserved for disputed claims under the Plan to Pepco to satisfy its claim. The Mirant shares in the share reserve, including the shares distributed to Pepco, have been treated as issued and outstanding since Mirant emerged from bankruptcy. Pepco’s liquidation of those shares resulted in net proceeds of approximately $522 million and Pepco paid Mirant the amount in excess of $520 million.

New York Tax Proceedings (Mirant Americas Generation and Mirant North America)

Mirant New York, Mirant Bowline, Mirant Lovett and Hudson Valley Gas (collectively the “New York Companies”) were the petitioners in various proceedings (the “Tax Certiorari Proceedings”) initially brought in the New York state courts challenging the assessed values determined by local taxing authorities for the Bowline and Lovett generating facilities and a natural gas pipeline (the “HVG Property”) owned by Hudson Valley Gas. Mirant Bowline had challenged the assessed value of the Bowline generating facility and the resulting local tax assessments for tax years 1995 through 2006. Mirant Bowline succeeded to rights held by Orange and Rockland for the tax years prior to its acquisition of the Bowline facility in 1999 under its agreement with Orange and Rockland for the purchase of that facility. Mirant Lovett had challenged the assessed value of the Lovett facility for each of the years 2000 through 2006. Hudson Valley Gas had challenged the assessed value of the HVG Property for each of the years 2004 through 2006. As of December 31, 2006, Mirant Bowline and Mirant Lovett had not paid property taxes on the Bowline and Lovett generating facilities that fell due in the period from September 30, 2003, through December 31, 2006, in order to preserve their respective rights to offset the overpayments of taxes made in earlier years against the sums payable on account of current taxes. Hudson Valley Gas had not paid property taxes that fell due in the period from September 30, 2004, through December 31, 2006.

On December 13, 2006, Mirant and the New York Companies entered into a settlement agreement (the “Tax Settlement Agreement”) with the Town of Haverstraw (“Haverstraw”), the Town of Stony Point (“Stony Point”), the Haverstraw-Stony Point Central School District (the “School District”), the County of Rockland (the “County”), the Village of Haverstraw (“Haverstraw Village”), and the Village of West Haverstraw (“West Haverstraw Village” and collectively with Haverstraw, Stony Point, the School District, the County, and Haverstraw Village, the “Tax Jurisdictions”). The Tax Settlement Agreement was approved by the Bankruptcy Court on December 14, 2006, and resolved all pending disputes regarding real property taxes between the New York Companies and the Tax Jurisdictions. Under the agreement, the New York Companies received total refunds of $163 million from the Tax Jurisdictions and paid unpaid but accrued taxes to the Tax Jurisdictions of $115 million, resulting in the New York Companies receiving a net cash payment in the amount of $48 million. The refunds and unpaid taxes were paid in February 2007. The $163 million of total refunds received by the New York Companies was recognized as a gain in the financial statements in the fourth quarter of 2006. In addition, the New York Companies had previously accrued a liability based upon the unpaid taxes as billed by the Tax Jurisdictions. As a result of the reductions of the unpaid taxes that occurred pursuant to the terms of the Tax Settlement Agreement, the New York Companies also recognized in the fourth quarter of 2006 a reduction of operating expenses of approximately $23 million related to 2006 and a gain of approximately $71 million related to prior periods.

California Settlement (Mirant Americas Generation and Mirant North America)

The California Settlement described in Note 13 in California and Western Power Markets – FERC Refund Proceedings Arising Out of California Energy Crisis included a provision that either (1) the partially constructed Contra Costa 8 project, which was a planned 530 MW combined cycle generating facility, and related equipment (collectively, the “CC8 Assets”) were to be transferred to PG&E or (2) PG&E would receive additional alternative consideration of $70 million (the “CC8 Alternative Consideration”). To fund the CC8 Alternative Consideration, PG&E received an allowed, unsecured claim in the bankruptcy proceedings against Mirant Delta that resulted in a distribution to PG&E of cash and Mirant common stock with an aggregate value of approximately $70 million. PG&E was required to liquidate the common stock received as part of that distribution and place the net resulting amount plus any cash received into an escrow account.

The California Settlement provided that if the transfer of the CC8 Assets to PG&E did not occur on or before June 30, 2008, then the CC8 Alternative Consideration was to be paid to PG&E and the Mirant Settling Parties would retain the CC8 Assets. If PG&E closed on its acquisition of the CC8 Assets, the funds in the escrow account were to be paid to Mirant Delta. The transfer of the CC8 Assets to PG&E was completed on November 28, 2006, and the $70 million escrow account was paid to Mirant Delta. Mirant Americas Generation and Mirant North America recognized in the fourth quarter of 2006 a gain of $27 million for the amount by which the escrow account exceeded the carrying amount of the CC8 Assets. The gain was included in other income in Mirant Americas Generation’s and Mirant North America’s consolidated statements of operations.

Potomac River Settlement

On June 1, 2007, the Virginia DEQ, at the direction of the Virginia State Air Pollution Control Board issued a state operating permit for the Potomac River generating facility that significantly restricted the facility’s operations by imposing stringent limits on its SO2 emissions and constraining unit operations so that no more than three of the facility’s five units could operate at one time. On November 30, 2007, the Virginia State Air Pollution Control Board directed the Virginia DEQ to develop an alternative and more comprehensive state operating permit that would allow completion of a proposed project to merge the stacks of certain of the units at the Potomac River facility, set SO2 emissions limits for the facility and allow for greater operating flexibility. In July 2008, the City of Alexandria, Virginia (in which the Potomac River generating facility is located) and Mirant Potomac River entered into an agreement containing certain terms that were included in a proposed comprehensive state operating permit for the Potomac River generating facility issued by the Virginia DEQ that month. Under that agreement, Mirant Potomac River committed to spend $34 million over several years to reduce particulate emissions. The $34 million was placed in escrow and is included in funds on deposit and other noncurrent assets in the accompanying consolidated balance sheets and in the Companies’ estimated capital expenditures. On July 30, 2008, the Virginia State Air Pollution Control Board approved the comprehensive permit with terms consistent with the agreement between Mirant Potomac and the City of Alexandria, and the Virginia DEQ issued the permit on July 31, 2008.

Prior to the issuance of the comprehensive state operating permit in July 2008, the Potomac River generating facility operated under a state operating permit issued June 1, 2007, that significantly restricted the facility’s operations by imposing stringent limits on its SO2 emissions and constraining unit operations so that no more than three of the facility’s five units could operate at one time. In compliance with the comprehensive permit, in 2008 Mirant Potomac River merged the stacks for units 3, 4 and 5 into one stack at the Potomac River generating facility and, in January 2009, it merged the stacks for units 1 and 2 into one stack. With the completion of the stack mergers, the permit issued in July 2008 will not constrain operations of the Potomac River generating facility below historical operations and will allow operation of all five units at one time. Certain provisions of Virginia’s air emissions regulations adopted to implement the CAIR, however, could constrain the facility’s operations. Mirant Potomac River has challenged those regulations in court.

15.	Guarantor/Non-Guarantor Condensed Consolidating Financial Information (Mirant North America)

Mirant North America’s revolving and term loan credit facilities and 7.375% senior notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis and senior unsecured basis, respectively, by certain subsidiaries of Mirant North America (all of which are wholly-owned). The accompanying condensed consolidating financial information has been prepared and presented pursuant to SEC Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with GAAP.

The condensed consolidating statements of operations for the years ended December 31, 2007 and 2006, have been adjusted to include the equity earnings of subsidiaries to conform to the current year parent financial statements presentation which are included in Item 15. “Financial Statement Schedules.”

The following sets forth condensed consolidating financial statements of the guarantor and non-guarantor subsidiaries:

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$4	$802	$3,140	$(758)	$3,188
Cost of fuel, electricity and other products	(3)	496	1,324	(758)	1,059

Gross margin	7	306	1,816	—	2,129

Operating expenses:
Operations and maintenance	—	235	422	—	657
Depreciation and amortization	—	42	92	2	136
Loss (gain) on sales of assets, net	7	(37)	(8)	—	(38)

Total operating expenses	7	240	506	2	755

Operating income (loss)	—	66	1,310	(2)	1,374
Equity earnings of subsidiaries	(1,426)	—	—	1,426	—
Other expense (income), net	89	—	(3)	(49)	37

Net income (loss)	$1,337	$66	$1,313	$(1,379)	$1,337

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2007

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$—	$841	$2,161	$(961)	$2,041
Cost of fuel, electricity and other products	(18)	469	1,549	(961)	1,039

Gross margin	18	372	612	—	1,002

Operating expenses:
Operations and maintenance	1	255	373	—	629
Depreciation and amortization	—	39	81	—	120
Impairment loss	—	175	—	—	175
Loss (gain) on sales of assets, net	11	(51)	1	—	(39)

Total operating expenses	12	418	455	—	885

Operating income (loss)	6	(46)	157	—	117

Equity earnings of subsidiaries	(183)	5	—	178	—
Other expense (income), net	102	(13)	(28)	(24)	37
Reorganization items, net	—	(2)	—	—	(2)

Income (loss) from continuing operations	87	(36)	185	(154)	82
Income (loss) from discontinued operations	3	10	(5)	—	8

Net income (loss)	$90	$(26)	$180	$(154)	$90

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

Year Ended December 31, 2006

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$—	$982	$3,342	$(1,067)	$3,257
Cost of fuel, electricity and other products	(38)	519	1,894	(1,067)	1,308

Gross margin	38	463	1,448	—	1,949

Operating expenses:
Operations and maintenance	(1)	188	347	—	534
Depreciation and amortization	—	38	84	—	122
Impairment loss	—	118	—	—	118
Loss (gain) on sales of assets, net	44	(47)	(6)	—	(9)

Total operating expenses	43	297	425	—	765

Operating income (loss)	(5)	166	1,023	—	1,184

Equity earnings of subsidiaries	(1,500)	(5)	—	1,505	—
Other expense (income), net	136	(26)	(103)	(9)	(2)
Reorganization items, net	—	(164)	—	—	(164)
Provision for income tax	3	2	—	—	5

Income (loss) from continuing operations	1,356	359	1,126	(1,496)	1,345
Income (loss) from discontinued operations	(8)	18	(7)	—	3

Net income (loss)	$1,348	$377	$1,119	$(1,496)	$1,348

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING BALANCE SHEETS

At December 31, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$101	$—	$253	$—	$354
Funds on deposit	123	—	73	—	196
Receivables—nonaffiliate	—	4	738	—	742
Receivables—affiliate	—	111	76	(177)	10
Notes receivable—affiliate	10	109	—	(26)	93
Derivative contract assets—nonaffiliate	—	—	2,582	—	2,582
Derivative contract assets—affiliate	—	92	86	(178)	—
Inventories	(2)	30	210	—	238
Prepaid rent and other payments	—	13	107	—	120

Total current assets	232	359	4,125	(381)	4,335

Property, Plant and Equipment, net	—	483	2,626	80	3,189

Noncurrent Assets:
Goodwill, net	(799)	—	799	—	—
Intangible assets, net	—	51	144	—	195
Derivative contract assets—nonaffiliate	—	—	585	—	585
Derivative contract assets—affiliate	—	2	—	(2)	—
Prepaid rent	—	—	258	—	258
Debt issuance costs, net	32	—	—	—	32
Other	5,700	19	32	(5,700)	51

Total noncurrent assets	4,933	72	1,818	(5,702)	1,121

Total Assets	$5,165	$914	$8,569	$(6,003)	$8,645

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$42	$—	$3	$—	$45
Notes payable—affiliate	17	9	—	(26)	—
Accounts payable and accrued liabilities	—	24	765	—	789
Payable to affiliate	—	85	126	(177)	34
Derivative contract liabilities—nonaffiliate	—	—	2,268	—	2,268
Derivative contract liabilities—affiliate	—	86	92	(178)	—
Other	—	13	9	—	22

Total current liabilities	59	217	3,263	(381)	3,158

Noncurrent Liabilities:
Long-term debt	1,223	—	25	—	1,248
Derivative contract liabilities—nonaffiliate	—	—	244	—	244
Derivative contract liabilities—affiliate	—	—	2	(2)	—
Asset retirement obligations	—	28	12	—	40
Other	—	2	70	—	72

Total noncurrent liabilities	1,223	30	353	(2)	1,604

Commitments and Contingencies
Equity	3,883	667	4,953	(5,620)	3,883

Total Liabilities and Equity	$5,165	$914	$8,569	$(6,003)	$8,645

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING BALANCE SHEETS

At December 31, 2007

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$224	$—	$473	$—	$697
Funds on deposit	201	3	98	—	302
Receivables—nonaffiliate	—	22	520	—	542
Receivables—affiliate	—	125	52	(167)	10
Notes receivable—affiliate	14	106	—	(27)	93
Derivative contract assets—nonaffiliate	—	—	687	—	687
Derivative contract assets—affiliate	—	19	5	(24)	—
Inventories	—	44	313	—	357
Prepaid rent and other payments	—	23	108	—	131

Total current assets	439	342	2,256	(218)	2,819

Property, Plant and Equipment, net	—	480	2,053	33	2,566

Noncurrent Assets:
Goodwill, net	(799)	—	799	—	—
Intangible assets, net	—	54	150	—	204
Derivative contract assets—nonaffiliate	—	—	153	—	153
Derivative contract assets—affiliate	—	6	—	(6)	—
Prepaid rent	—	—	234	—	234
Debt issuance costs, net	39	—	—	—	39
Other	4,675	8	—	(4,675)	8

Total noncurrent assets	3,915	68	1,336	(4,681)	638

Total Assets	$4,354	$890	$5,645	$(4,866)	$6,023

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$138	$—	$3	$—	$141
Notes payable—affiliate	20	27	—	(27)	20
Accounts payable and accrued liabilities	1	22	523	—	546
Payable to affiliate	1	65	133	(167)	32
Derivative contract liabilities—nonaffiliate	—	—	709	—	709
Derivative contract liabilities—affiliate	—	5	19	(24)	—
Other	—	1	7	—	8

Total current liabilities	160	120	1,394	(218)	1,456

Noncurrent Liabilities:
Long-term debt	1,266	—	28	—	1,294
Derivative contract liabilities—nonaffiliate	—	—	261	—	261
Derivative contract liabilities—affiliate	—	—	6	(6)	—
Asset retirement obligations	—	31	13	—	44
Other	—	4	36	—	40

Total noncurrent liabilities	1,266	35	344	(6)	1,639

Commitments and Contingencies
Equity	2,928	735	3,907	(4,642)	2,928

Total Liabilities and Equity	$4,354	$890	$5,645	$(4,866)	$6,023

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash Flows provided by (used in):
Operating activities	$586	$130	$702	$(519)	$899
Investing activities	(66)	(144)	(649)	163	(696)
Financing activities	(643)	14	(273)	356	(546)

Net decrease in cash and cash equivalents	(123)	—	(220)	—	(343)
Cash and cash equivalents, beginning of period	224	—	473	—	697

Cash and cash equivalents, end of period	$101	$—	$253	$—	$354

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2007

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash Flows provided by (used in):
Operating activities	$338	$221	$727	$(472)	$814
Investing activities	443	(306)	(528)	365	(26)
Financing activities	(788)	(13)	(150)	107	(844)

Net increase (decrease) in cash and cash equivalents	(7)	(98)	49	—	(56)
Cash and cash equivalents, beginning of period	231	98	421	—	750
Plus: Cash and Cash Equivalents in Assets Held for Sale, beginning of period	—	—	3	—	3

Cash and cash equivalents, end of period	$224	$—	$473	$—	$697

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

Year Ended December 31, 2006

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash Flows provided by (used in):
Operating activities	$408	$329	$1,270	$(693)	$1,314
Investing activities	(26)	(226)	(370)	787	165
Financing activities	(151)	(8)	(768)	(94)	(1,021)

Net increase in cash and cash equivalents	231	95	132	—	458
Cash and cash equivalents, beginning of period	—	3	292	—	295
Less: Cash and Cash Equivalents in Assets Held for Sale, end of period	—	—	3	—	3

Cash and cash equivalents, end of period	$231	$98	$421	$—	$750

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

None.

Item 9A.	Controls and Procedures (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Inherent Limitations in Control Systems

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Companies have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements resulting from error or fraud may occur and not be detected. As a result, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all error and all fraud.

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2008. Based upon this assessment, our management concluded that, as of December 31, 2008, these disclosure controls and procedures were effective.

Appearing as exhibits to this annual report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined by Rules 13a-15(f) under the Exchange Act). The Companies’ internal control framework and processes have been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those processes and procedures that:

—	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Companies;

—

provide reasonable assurance that transactions are recorded properly to allow for the preparation of financial statements, in accordance with generally accepted accounting principles, and that receipts and expenditures of the Companies are being made only in accordance with authorizations of management and directors of the Companies (or persons performing the equivalent functions);

—

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Companies’ assets that could have a material effect on the consolidated financial statements; and

—	provide reasonable assurance as to the detection of fraud.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. In conducting our assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include attestation reports of the Companies’ independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Companies’ independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Companies to provide only management’s reports in this annual report.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2008, there were no changes in the Companies’ internal control over financial reporting or in other factors that could materially affect or is reasonably likely to affect such internal controls over financial reporting.

Item 9B.	Other Information (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The table below sets forth information on each member of the Board of Managers of the Companies as of December 31, 2008. Each member of the Board of Managers is also an executive officer of Mirant Corporation.

Name	Age	Position

Edward R. Muller	57	Board Manager of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic since January 3, 2006. Director, Chairman, President and Chief Executive Officer of Mirant Corporation since September 2005. Former President and Chief Executive Officer (1993-2000) of Edison Mission Energy, a California-based independent power producer. Mr. Muller is also a director of Transocean Ltd.

James V. Iaco	64	Board Manager of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic since January 3, 2006. Executive Vice President and Chief Financial Officer of Mirant Corporation since November 2005. Former Senior Vice President and President, Americas Division (1998–2000), and Former Senior Vice President and Chief Financial Officer (1994–1998) of Edison Mission Energy.

Robert M. Edgell	62	Chairman of the Board, Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic since January 9, 2006. Executive Vice President (since 2006) and Chief Operating Officer (since 2007) of Mirant Corporation. Former Managing Director (2005) of Private Power International Development PTE, LTD, a Singapore registered private company engaged in consulting, development and equity investment in private power projects in Asia. Former Executive Vice President and General Manager, Asia-Pacific Division (1996–2005) of Edison Mission Energy.

The table below sets forth information on the principal executive officer, principal financial officer and principal accounting officer of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic as of December 31, 2008. These officers are also officers of Mirant. Policy-making functions for Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic are performed by the Board of Managers of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic and the other executive officers of Mirant Corporation. Information on the executive officers of Mirant Corporation will be provided in the Mirant definitive Proxy Statement for its 2009 Annual Meeting of Stockholders.

Name	Age	Position

Robert E. Driscoll	59	President and Chief Executive Officer of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic since January 9, 2006. Mr. Driscoll is Senior Vice President and Head of Asset Management of Mirant Corporation. From 2001 through 2005, he was employed as Chief Executive Officer, Australia and Senior Vice President, Asia of Edison Mission Energy, and from 1995 through 2001, he was employed as Senior Vice President, Asia of Edison Mission Energy.

J. William Holden III	48	Senior Vice President, Chief Financial Officer and Treasurer. Mr. Holden has been Senior Vice President and Treasurer of Mirant Corporation since April 2002 and has served as Senior Vice President, Chief Financial Officer and Treasurer of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic since November 2002. Previously, he was Chief Financial Officer for Mirant’s Europe group from 2001 to February 2002, Vice President and Treasurer of Mirant from 1999 to 2001, Vice President, Operations and Business Development for Mirant’s South American region from 1996 to 1999, and Vice President, Business Development for Mirant’s Asia group from 1994 to 1995. He held various positions at Southern Company from 1985 to 1994, including Director of Corporate Finance.

Thomas E. Legro	57	Senior Vice President and Controller of Mirant Corporation since 2005. Vice President, Chief Accounting Officer and Corporate Controller, National Energy & Gas Transmission, Inc., a subsidiary of Pacific Gas and Electric Inc. (2001-2004). Vice President and Corporate Controller (1994-2001), Manager of Financial Planning and Analysis (1992-1993), and Assistant Controller of Edison Mission Energy (1990-1991).

The principal executive officer, principal financial officer and principal accounting officer of Mirant Americas Generation, LLC, Mirant North America, LLC and Mirant Mid-Atlantic, LLC were elected to serve until their successors are elected and have qualified or until their removal, resignation, death or disqualification.

Audit Committee and Audit Committee Financial Expert

We do not have a separately designated standing Audit Committee. Because Mirant Americas Generation Mirant North America and Mirant Mid-Atlantic are indirect wholly-owned subsidiaries of Mirant Corporation, the Board of Managers does not have independent members and therefore has not separately designated a member as a financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

The Companies do not have equity securities registered pursuant to Section 12 of the Exchange Act and therefore do not have officers with Section 16 reporting obligations.

Code of Ethics for Senior Financial Officers

Mirant has a Code of Ethics and Business Conduct that applies to all Mirant officers, employees, subsidiaries and the Mirant Board of Directors. In addition, Mirant has adopted a Code of Conduct for Senior Financial Officers applicable to Mirant’s senior financial officers that also applies to the senior financial officers of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic. A copy of each code is posted on Mirant’s website at www.mirant.com and also will be provided, without charge, upon request made in writing to Mirant’s Corporate Secretary at 1155 Perimeter Center West, Atlanta, GA 30338. We intend to post any amendments and waivers to the Code of Ethics for senior financial officers on this website.

Shareholder Nominees to Board of Directors

Mirant Americas Generation will not adopt procedures by which shareholders may recommend manager candidates because it is a wholly-owned subsidiary of Mirant Americas. Mirant North America will not adopt procedures by which shareholders may recommend manager candidates because it is a wholly-owned subsidiary of Mirant Americas Generation. Mirant Mid-Atlantic will not adopt procedures by which shareholders may recommend manager candidates because it is a wholly-owned subsidiary of Mirant North America.

Item 11.	Executive Compensation (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The officers of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic are also officers of Mirant. The officers are not compensated separately in their positions with the Companies, and none of the officers has a contract or agreement in his capacity as an officer of the Companies. Policy-making functions for the Companies are performed by the Board of Managers of the Companies and the other executive officers of Mirant. Information on compensation for the executive officers of Mirant will be provided in the Mirant definitive Proxy Statement for its 2009 Annual Meeting of Stockholders.

All of the equity of Mirant Americas Generation is held by its direct parent, Mirant Americas, Inc. All of the equity of Mirant North America is held by its direct parent, Mirant Americas Generation, LLC. All of the equity of Mirant Mid Atlantic is held by its direct parent, Mirant North America, LLC. Therefore, the equity of the Companies is not publicly traded and there is no basis to compare the price performance of our equity to the price performance of an index or peer group.

Item 12.	Security Ownership of Certain Beneficial Owners and Management (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Americas Generation is a wholly-owned subsidiary of Mirant Americas; therefore, none of its managers or officers holds any equity interests in Mirant Americas Generation. Mirant North America is a wholly-owned subsidiary of Mirant Americas Generation; therefore, none of its managers or officers holds any equity interest in Mirant North America. Mirant Mid-Atlantic is a wholly-owned subsidiary of Mirant North America; therefore, none of its managers or officers hold any equity interest in Mirant North America.

Item 13.	Certain Relationships and Related Transactions (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Review and Approval of Related Person Transactions

The Companies are indirect wholly-owned subsidiaries of Mirant. Mirant’s Nominating and Governance Committee is responsible for reviewing and approving any related party transactions by Mirant, including transactions taken at the subsidiary level. Mirant’s legal department has adopted policies and procedures to assess transactions and relationships between Mirant and/or its subsidiaries and any related parties to determine if they have a direct or indirect material interest in the transaction. All related party transactions must be approved by the Nominating and Governance Committee.

Related Person Transactions

There were no reportable transactions between the Companies and related parties in 2008.

Item 14.	Principal Accountant Fees and Services (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

KPMG LLP conducts an integrated audit of Mirant Corporation and its subsidiaries. As such, Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic do not separately arrange for audit services. A significant portion of the fees for professional audit services and other services rendered by KPMG LLP were allocated to the Companies through the Administrative Services Agreement with Mirant Services as described in Note 4—Related Party Arrangements and Transactions. The following table presents fees for professional audit services and other services rendered by KPMG LLP (in thousands) for Mirant Corporation, Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic:

	2008	2007
Audit Fees[1]	$5,847	$6,833
Audit-Related Fees[2]	573	297
Tax Fees[3]	—	13

Total	$6,420	$7,143

[1]

Audit fees and expenses represent fees billed and expected to be billed for professional services rendered in connection with (a) audits and reviews of the 2008 and 2007 Mirant Corporation consolidated financial statements in accordance with standards of the Public Company Accounting Oversight Board; (b) audits of various Mirant subsidiary financial statements required by statute or regulation; and (c) consultations on accounting matters reflected in the financial statements.

[2]

Audit-related fees represent fees billed for professional services rendered in connection with (a) audits of Mirant’s employee benefit plans; (b) audits of subsidiaries required by debt covenants; (c) document production in connection with legal subpoenas related to various Mirant litigation matters; and (d) Mirant’s response to an SEC comment letter related to Mirant and Mirant North America’s 2007 Annual Reports on Form 10-K.

[3]

Tax fees represent fees billed for professional services rendered in connection with (a) tax compliance; (b) consultations related to tax audits and appeals; and (c) technical tax advice on rulings from taxing authorities.

PART IV

Item 15.	Exhibits and Financial Statement Schedules (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

a)    1.    Financial Statements

Our consolidated and combined financial statements, including the notes thereto and independent auditors’ reports thereon, are set forth on pages F-1 through F-89 of the Annual Report on Form 10-K, and are incorporated herein by reference.

        2.    Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

The Member

Mirant Americas Generation, LLC:

We have audited and reported separately herein on the consolidated financial statements of Mirant Americas Generation, LLC (a wholly-owned indirect subsidiary of Mirant Corporation) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed within Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, and FASB Staff Position FIN 39-1, Amendment of FASB Interpretation No. 39, in 2008. As discussed in Note 7 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007.

/s/ KPMG LLP

Atlanta, Georgia

March 5, 2009

Report of Independent Registered Public Accounting Firm

The Member

Mirant North America, LLC:

We have audited and reported separately herein on the consolidated financial statements of Mirant North America, LLC (a wholly-owned indirect subsidiary of Mirant Corporation) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed within Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, and FASB Staff Position FIN 39-1, Amendment of FASB Interpretation No. 39, in 2008. As discussed in Note 7 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in 2007.

/s/ KPMG LLP

Atlanta, Georgia

March 5, 2009

Schedule I

MIRANT AMERICAS GENERATION, LLC (PARENT)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Operating loss	$—	$—	$(1)
Other Expense (Income), net:
Equity earnings of subsidiary	(1,337)	(90)	(1,348)
Interest expense-nonaffiliate	134	147	146
Interest expense-affiliate	2	5	5
Interest income-affiliate	—	(1)	(1)
Other, net	3	(1)	(3)

Total other expense (income), net	(1,198)	60	(1,201)

Net income (loss)	$1,198	$(60)	$1,200

Schedule I

MIRANT AMERICAS GENERATION, LLC (PARENT)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

	At December 31,
	2008	2007
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$—	$1
Notes receivables-affiliate	—	14

Total current assets	—	15

Noncurrent Assets:
Investments in subsidiary	3,885	2,931
Debt issuance costs, net	7	10

Total noncurrent assets	3,892	2,941

Total Assets	$3,892	$2,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$24	$28
Payable to affiliates	102	101

Total current liabilities	126	129

Noncurrent Liabilities:
Long-term debt	1,382	1,658

Total noncurrent liabilities	1,382	1,658

Commitments and Contingencies
Equity:
Member’s interest	2,729	1,524
Preferred stock in affiliate	(345)	(355)

Total equity	2,384	1,169

Total Liabilities and Equity	$3,892	$2,956

Schedule 1

MIRANT AMERICAS GENERATION, LLC (PARENT)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$1,198	$(60)	$1,200

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity earnings of subsidiary	(1,337)	(90)	(1,348)
Cash dividends received from subsidiary	414	715	2,404
Settlement of claims payable	—	—	(836)
Other, net	1	(30)	37

Total adjustments	(922)	595	257

Net cash provided by operating activities	276	535	1,457

Cash Flows from Investing Activities:
Repayment of notes receivables-affiliate	14	—	97

Net cash provided by investing activities	14	—	97

Cash Flows from Financing Activities:
Purchases of long-term debt—nonaffiliate	(276)	(39)	—
Repayments of debt—affiliate	—	—	(207)
Settlement of debt under the Plan	—	—	(990)
Payment to affiliate under the Plan	—	—	(250)
Capital contributions from member	282	39	—
Distributions to member	(297)	(534)	(236)

Net cash used in financing activities	(291)	(534)	(1,683)

Net Increase (Decrease) in Cash and Cash Equivalents	(1)	1	(129)
Cash and Cash Equivalents, beginning of period	1	—	129

Cash and Cash Equivalents, end of period	$—	$1	$—

Schedule I

MIRANT NORTH AMERICA, LLC (PARENT)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Operating income (loss)	$—	$6	$(5)

Other expense (income), net:
Equity earnings of subsidiaries	(1,426)	(183)	(1,500)
Interest expense-nonaffiliate	97	116	125
Interest expense-affiliate	1	18	29
Interest income-nonaffiliate	(8)	(31)	(16)
Interest income-affiliate	(1)	(1)	(2)

Total other income, net	(1,337)	(81)	(1,364)

Income from continuing operations before income taxes	1,337	87	1,359
Provision for income taxes	—	—	3

Income from continuing operations	1,337	87	1,356
Income (loss) from discontinued operations, net	—	3	(8)

Net income	$1,337	$90	$1,348

Schedule I

MIRANT NORTH AMERICA, LLC (PARENT)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

	At December 31,
	2008	2007
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$101	$224
Funds on deposit	123	201
Other	8	14

Total current assets	232	439

Noncurrent Assets:
Goodwill, net of accumulated amortization	(799)	(799)
Investments in subsidiaries	5,700	4,675
Debt issuance costs, net	32	39

Total noncurrent assets	4,933	3,915

Total Assets	$5,165	$4,354

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$42	$138
Payable to affiliate	17	20
Other	—	2

Total current liabilities	59	160

Noncurrent Liabilities:
Long-term debt	1,223	1,266

Total noncurrent liabilities	1,223	1,266

Commitments and Contingencies
Equity:
Member’s interest	4,094	3,157
Preferred stock in affiliate	(211)	(229)

Total equity	3,883	2,928

Total Liabilities and Equity	$5,165	$4,354

Schedule I

MIRANT NORTH AMERICA, LLC (PARENT)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(in millions)
Cash Flows from Operating Activities:
Net income	$1,337	$90	$1,348
Income (loss) from discontinued operations	—	3	(8)

Income from continuing operations	1,337	87	1,356

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Equity earnings of subsidiaries	(1,426)	(183)	(1,500)
Cash dividends received from subsidiaries	550	434	693
Other, net	125	—	(141)

Total adjustments	(751)	251	(948)

Net cash provided by operating activities	586	338	408

Cash Flows from Investing Activities:
Capitalized interest	(48)	(28)	(6)
Repayments (issuance) of notes receivable-affiliate	(28)	(20)	(20)
Other, net	10	(12)	—

Net cash used in investing activities of continuing operations	(66)	(60)	(26)

Net cash provided by investing activities of discontinued operations	—	503	—

Net cash provided by (used in) investing activities	(66)	443	(26)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt—nonaffiliate	—	—	2,015
Repayments of long-term debt—nonaffiliate	(140)	(138)	(472)
Proceeds from issuance of debt—affiliate	161	341	761
Settlement of member’s obligations pursuant to the Plan	—	(20)	(1,773)
Debt issuance costs	—	—	(51)
Payment to affiliate under the Plan	—	—	(250)
Capital contributions to subsidiaries	(250)	(276)	—
Distributions to member	(414)	(695)	(381)

Net cash used in financing activities	(643)	(788)	(151)

Net Increase (Decrease) in Cash and Cash Equivalents	(123)	(7)	231
Cash and Cash Equivalents, beginning of period	224	231	—

Cash and Cash Equivalents, end of period	$101	$224	$231

Schedule I

MIRANT AMERICAS GENERATION, LLC (PARENT)

MIRANT NORTH AMERICA, LLC (PARENT)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO REGISTRANTS’ CONDENSED FINANCIAL STATEMENTS

1.	Background and Basis of Presentation

The condensed parent companies financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of Mirant Americas Generation, LLC’s and Mirant North America, LLC’s subsidiaries exceed 25 percent of the consolidated net assets of Mirant Americas Generation, LLC’s and Mirant North America, LLC’s. These statements should be read in conjunction with the consolidated statements and notes thereto of Mirant Americas Generation and Mirant North America.

Mirant Americas Generation, LLC and Mirant North America, LLC are Delaware limited liability companies and indirect wholly-owned subsidiaries of Mirant Corporation. Mirant North America, LLC is a wholly-owned subsidiary of Mirant Americas Generation, LLC.

Equity earnings of subsidiaries consists of earnings of direct subsidiaries of Mirant Americas Generation, LLC (parent) and Mirant North America, LLC (parent), which includes earnings of subsidiaries whose operations were classified as discontinued operations in the consolidated financial statements of Mirant Americas Generation, LLC and Mirant North America, LLC.

Income (loss) from discontinued operations, net includes discontinued operations activity for only Mirant North America, LLC (parent), which is primarily related to adjustments to the carrying value of the parent’s investments in subsidiaries classified as held for sale.

2.	Commitments and Contingencies

As of December 31, 2008, Mirant Americas Generation, LLC (parent) did not have any guarantees and Mirant North America, LLC (parent) had $483 million of guarantees which are included in Note 9 –Commitments and Contingencies – Guarantees.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

Mirant Americas Generation and Mirant North America

	As of December 31, 2008, 2007 and 2006
	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
Description		Charged to Income	Charged to Other Accounts
	(in millions)
Provision for uncollectible accounts (current)
2008	$8	$5	$—	$(1)	$12
2007	10	(1)	—	(1)	8
2006	14	(6)	—	2	10
Provision for uncollectible accounts (noncurrent)
2008	$1	$41	$—	$—	$42
2007	1	—	—	—	1
2006	3	(2)	—	—	1

Schedule II

Mirant Mid-Atlantic

	As of December 31, 2008, 2007 and 2006
	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
Description		Charged to Income	Charged to Other Accounts
	(in millions)
Provision for uncollectible accounts (current)
2008	$2	$7	$—	$—	$9
2007	4	(2)	—	—	2
2006	—	(5)	—	9	4
Provision for uncollectible accounts (noncurrent)
2008	$1	$42	$—	$(1)	$42
2007	1	—	—	—	1
2006	1	—	—	—	1

3.	Exhibit Index

Mirant Americas Generation

Exhibit Number	Exhibit Name
1.1	Purchase Agreement, dated as of October 2, 2001, among Mirant Americas Generation, Inc. (the “Company”) and Salomon Smith Barney Inc., Banc of America Securities LLC, Blaylock & Partners, L.P., Scotia Capital (USA) Inc., TD Securities (USA) Inc. and Tokyo-Mitsubishi International plc as “Initial Purchasers” (Incorporated herein by reference to Exhibit 1.1 to Registrant’s Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333 -85124)

2.1	Purchase and Sale Agreement, dated as of January 15, 2007, by and between Mirant Americas, Inc. and LS Power (Incorporated herein by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed January 18, 2007)

3.1	Certificate of Formation for Mirant Americas Generation, LLC, filed with the Delaware Secretary of State on November 1, 2001 (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 10-Q filed November 9, 2001)

3.2	Amended and Restated Limited Liability Company Agreement for Mirant Americas Generation, LLC dated January 3, 2006 (Incorporated herein by reference to Exhibit 3.2 to Registrant’s Form 10-Q filed November 13, 2006)

4.1	Indenture between the Company and Bankers Trust Company, as Trustee, relating to the Notes (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4, Registration No. 333-63240)

4.2	First Supplemental Indenture (Incorporated herein by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-4, Registration No. 333-63240)

4.3	Second Supplemental Indenture (Incorporated herein by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-4, Registration No. 333-63240)

4.4	Third Supplemental Indenture (Incorporated herein by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-4, Registration No. 333-63240)

4.5	Form of Notes (included in Exhibits 4.2, 4.3, and 4.4) (Incorporated herein by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-4, Registration No. 333-63240)

4.6	Registration Rights Agreement, dated as of October 9, 2001, among the Company and the Initial Purchasers (Incorporated herein by reference to Exhibit 4.8 to Registrant’s Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124)

4.7	Fourth Supplemental Indenture (Incorporated herein by reference to Exhibit 4.5 to Registrant’s Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124)

4.8	Fifth Supplemental Indenture (Incorporated herein by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124)

4.9	Form of Sixth Supplemental Indenture (Incorporated herein by reference to Exhibit 4.6 to the Mirant Corporation Form 10-K filed February 27, 2009)

4.10	Form of Seventh Supplemental Indenture (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Form 10-Q filed May 14, 2007)

4.11	Form of Senior Note Indenture between Mirant North America, LLC, Mirant North America Escrow, LLC, MNA Finance Corp. and Law Debenture Trust Company of New York, as Trustee (Incorporated herein by reference to Exhibit 4.2 to the Mirant Corporation 10-K filed March 14, 2006)

10.1	Engineering, Procurement and Construction Agreement dated as of July 30, 2007, by and between Mirant Mid-Atlantic, LLC, Mirant Chalk Point, LLC and Stone and Webster, Inc. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed August 3, 2007)

10.2	Membership Interest Purchase and Sale Agreement, dated as of January 31, 2007, by and between Mirant New York, Inc. and Alliance Energy Renewables, LLC (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 10-Q filed May 14, 2007)

10.3	California Settlement Agreement dated January 13, 2005 (Incorporated herein by reference to Exhibit 10.39 to the Mirant Corporation Form 10-K filed March 14, 2005)

10.4	Mirant North America, LLC—Credit Agreement with Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A. (Incorporated herein by reference to Exhibit 10.33 to the Mirant Corporation Form 10-K filed March 14, 2006)

10.5	Administrative Services Agreement dated as of January 3, 2006 between Mirant Americas Generation, LLC and Mirant Services, LLC (Incorporated herein by reference to Exhibit 10.5 to Registrant’s Form 10-K filed March 31, 2006)

10.6	Power Sale, Fuel Supply and Services Agreement dated as of January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Bowline, LLC, Mirant Lovett, LLC, and Mirant NY-Gen, LLC (Incorporated herein by reference to Exhibit 10.6 to Registrant’s Form 10-K filed March 31, 2006)

10.7	Power Sale, Fuel Supply and Services Agreement dated as of January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Canal, LLC, and Mirant Kendall, LLC (Incorporated herein by reference to Exhibit 10.7 to Registrant’s Form 10-K filed March 31, 2006)

10.8	Power Sale, Fuel Supply and Services Agreement dated as of January 3, 2006 between Mirant Americas Energy Marketing, LP and Mirant Chalk Point, LLC (Incorporated herein by reference to Exhibit 10.8 to Registrant’s Form 10-K filed March 31, 2006)

10.9	Power Sale, Fuel Supply and Services Agreement dated as of January 3, 2006 between Mirant Americas Energy Marketing, LP and Mirant Mid-Atlantic, LLC (Incorporated herein by reference to Exhibit 10.9 to Registrant’s Form 10-K filed March 31, 2006)

10.10	Power Sale, Fuel Supply and Services Agreement dated January 3, 2006 between Mirant Americas Energy Marketing, LP and Mirant Potomac River, LLC (Incorporated herein by reference to Exhibit 10.10 to Registrant’s Form 10-K filed March 31, 2006)

10.11	Power Sale, Fuel Supply and Services Agreement dated January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Delta, LLC, and Mirant Potrero, LLC (Incorporated herein by reference to Exhibit 10.12 to Registrant’s Form 10-K filed March 31, 2006)

10.12	Power Sale, Fuel Supply and Services Agreement dated January 3, 2006 among Mirant Americas Energy Marketing, LP and Mirant Zeeland, LLC (Incorporated herein by reference to Exhibit 10.13 to Registrant’s Form 10-K filed March 31, 2006)

10.13	2005 Omnibus Incentive Compensation Plan (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Form 8-K filed January 3, 2006)

12.1	Statement regarding ratio of earnings to fixed charges (Incorporated herein by reference to Exhibit 12.1 to Registrant’s Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124)

21.1*	Subsidiaries of Mirant Americas Generation, LLC

31.1A1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2A4*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1A1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

32.2A4*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits filed herewith.

Mirant North America

Exhibit Number	Exhibit Name
2.1	Purchase and Sale Agreement, dated as of January 15, 2007, by and between Mirant Americas, Inc. and LS Power (Incorporated herein by reference to Exhibit 2.1 to Registrant’s Form 8-K filed January 18, 2007)

3.1	Certificate of Formation of Mirant North America, LLC (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form S-4 filed June 5, 2006)

3.2	Limited Liability Company Agreement of Mirant North America, LLC (Incorporated herein by reference to Exhibit 3.2 to Registrant’s Form S-4 filed June 5, 2006)

3.3	Certificate of Incorporation of MNA Finance Corp. (Incorporated herein by reference to Exhibit 3.3 to Registrant’s Form S-4 filed June 5, 2006)

3.4	Bylaws of MNA Finance Corp. (Incorporated herein by reference to Exhibit 3.4 to Registrant’s Form S-4 filed June 5, 2006)

4.1	Form of Senior Note Indenture between Mirant North America, LLC, Mirant North America Escrow, LLC, MNA Finance Corp. and Law Debenture Trust Company of New York, as Trustee (Incorporated herein by reference to Exhibit 4.2 to the Mirant Corporation 10-K filed March 14, 2006)

10.1	Tax Settlement Agreement, dated as of December 13, 2006, by and among Mirant Corporation, Mirant New York, Inc., Mirant Bowline, LLC, Mirant Lovett, LLC, Hudson Valley Gas Corporation and the Town of Haverstraw, the Town of Stony Point, the Haverstraw-Stony Point Central School District, the County of Rockland, the Village of Haverstraw, and the Village of West Haverstraw (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed December 15, 2006)

10.2	Settlement Agreement and Release dated as of May 30, 2006 by and among the Mirant Settling Parties and the Pepco Settling Parties (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Form 8-K filed May 31, 2006)

10.3	Power Sale, Fuel Supply and Services Agreement dated as of January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Bowline, LLC, Mirant Lovett, LLC, and Mirant NY-Gen, LLC (Incorporated herein by reference to Exhibit 10.6 to the Mirant Americans Generation Form 10-K filed March 31, 2006)

10.4	Power Sale, Fuel Supply and Services Agreement dated as of January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Canal, LLC, and Mirant Kendall, LLC (Incorporated herein by reference to Exhibit 10.7 to the Mirant Americas Generation Form 10-K filed March 31, 2006)

10.5	Power Sale, Fuel Supply and Services Agreement dated as of January 3, 2006 between Mirant Americas Energy Marketing, LP and Mirant Chalk Point, LLC (Incorporated herein by reference to Exhibit 10.8 to the Mirant Americas Generation Form 10-K filed March 31, 2006)

10.6	Power Sale, Fuel Supply and Services Agreement dated as of January 3, 2006 between Mirant Americas Energy Marketing, LP and Mirant Mid-Atlantic, LLC (Incorporated herein by reference to Exhibit 10.9 to the Mirant Americas Generation Form 10-K filed March 31, 2006)

10.7	Power Sale, Fuel Supply and Services Agreement dated January 3, 2006 between Mirant Americas Energy Marketing, LP and Mirant Potomac River, LLC (Incorporated herein by reference to Exhibit 10.10 to the Mirant Americas Generation Form 10-K filed March 31, 2006)

10.8	Power Sale, Fuel Supply and Services Agreement dated January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Delta, LLC, and Mirant Potrero, LLC (Incorporated herein by reference to Exhibit 10.12 to the Mirant Americas Generation Form 10-K filed March 31, 2006)

10.9	Power Sale, Fuel Supply and Services Agreement dated January 3, 2006 among Mirant Americas Energy Marketing, LP and Mirant Zeeland, LLC (Incorporated herein by reference to Exhibit 10.13 to the Mirant Americas Generation Form 10-K filed March 31, 2006)

10.10	Mirant North America, LLC – Credit Agreement with Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A. (Incorporated herein by reference to Exhibit 10.33 to the Mirant Corporation Form 10-K filed March 14, 2006)

21.1*	Subsidiaries of Mirant North America, LLC

31.1A2*	Certification of Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2A5*	Certification of Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1A2*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

32.2A5*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits filed herewith.

Mirant Mid-Atlantic

Exhibit Number	Exhibit Name
3.1	Certificate of Formation of Southern Energy Mid-Atlantic, LLC (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form S-4 in Registration No. 333-61668)

3.2	Amended and Restated Limited Liability Company Agreement of Mirant Mid-Atlantic LLC, dated as of January 3, 2006 (Incorporated herein by reference to Exhibit 3.2 to Registrant’s Form 10-Q filed November 13, 2006)

4.1	Form of 8.625% Series A Pass Through Certificate (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Form S-4 in Registration No. 333-61668)

4.2	Form of 9.125% Series B Pass Through Certificate (Incorporated herein by reference to Exhibit 4.2 to Registrant’s Form S-4 in Registration No. 333-61668)

4.3	Form of 10.060% Series C Pass Through Certificate (Incorporated herein by reference to Exhibit 4.3 to Registrant’s Form S-4 in Registration No. 333-61668)

4.4(a)	Pass Through Trust Agreement A between Southern Energy Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated as of December 18, 2000 (Incorporated herein by reference to Exhibit 4.4a to Registrant’s Form S-4 in Registration No. 333-61668)

4.4(b)	Schedule identifying substantially identical agreements to Pass Through Trust Agreement constituting Exhibit 4.4(a) hereto (Incorporated herein by reference to Exhibit 4.4b to Registrant’s Form S-4 in Registration No. 333-61668)

4.5(a)	Participation Agreement (Dickerson L1) among Southern Energy Mid-Atlantic, LLC, as Lessee, Dickerson OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP3, as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee and as Pass Through Trustee, dated as of December 18, 2000 (Incorporated herein by reference to Exhibit 4.5a to Registrant’s Form S-4 in Registration No. 333-61668)

4.5(b)	Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 4.5(a) hereto (Incorporated herein by reference to Exhibit 4.5b to Registrant’s Form S-4 in Registration No. 333-61668)

4.6(a)	Participation Agreement (Morgantown L1) among Southern Energy Mid-Atlantic, LLC, as Lessee, Morgantown OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP1, as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee and as Pass Through Trustee, dated as of December 18, 2000 (Incorporated herein by reference to Exhibit 4.6a to Registrant’s Form S-4 in Registration No. 333-61668)

4.6(b)	Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 4.6(a) hereto (Incorporated herein by reference to Exhibit 4.6b to Registrant’s Form S-4 in Registration No. 333-61668)

4.7(a)	Facility Lease Agreement (Dickerson L1) between Southern Energy Mid-Atlantic, LLC, as Lessee, and Dickerson OL1 LLC, as Owner Lessor, dated as of December 19, 2000 (Incorporated herein by reference to Exhibit 4.7a to Registrant’s Form S-4 in Registration No. 333-61668)

4.7(b)	Schedule identifying substantially identical agreements to Facility Lease Agreement constituting Exhibit 4.7(a) hereto (Incorporated herein by reference to Exhibit 4.7b to Registrant’s Form S-4 in Registration No. 333-61668)

4.8(a)	Facility Lease Agreement (Morgantown L1) between Southern Energy Mid-Atlantic, LLC, as Lessee, and Morgantown OL1 LLC, as Owner Lessor, dated as of December 19, 2000 (Incorporated herein by reference to Exhibit 4.8a to Registrant’s Form S-4 in Registration No. 333-61668)

4.8(b)	Schedule identifying substantially identical agreements to Facility Lease Agreement constituting Exhibit 4.8(a) hereto (Incorporated herein by reference to Exhibit 4.8b to Registrant’s Form S-4 in Registration No. 333-61668)

4.9(a)	Indenture of Trust, Mortgage and Security Agreement (Dickerson L1) between Dickerson OL1 LLC, as Lessor, and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee, dated as of December 19, 2000 (Incorporated herein by reference to Exhibit 4.9a to Registrant’s Form S-4 in Registration No. 333-61668)

4.9(b)	Schedule identifying substantially identical agreements to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.9(a) hereto (Incorporated herein by reference to Exhibit 4.9b to Registrant’s Form S-4 in Registration No. 333-61668)

4.10(a)	Indenture of Trust, Mortgage and Security Agreement (Morgantown L1) between Morgantown OL1 LLC, as Lessor, and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee, dated as of December 19, 2000 (Incorporated herein by reference to Exhibit 4.10a to Registrant’s Form S-4 in Registration No. 333-61668)

4.10(b)	Schedule identifying substantially identical agreements to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.10(a) hereto (Incorporated herein by reference to Exhibit 4.10b to Registrant’s Form S-4 in Registration No. 333-61668)

4.11(a)	Series A Lessor Note for Dickerson OL1 LLC (Incorporated herein by reference to Exhibit 4.11a to Registrant’s Form S-4 in Registration No. 333-61668)

4.11(b)	Schedule identifying substantially identical notes to Lessor Notes Constituting Exhibit 4.11(a) (Incorporated herein by reference to Exhibit 4.11b to Registrant’s Form S-4 in Registration No. 333-61668)

4.12(a)	Series A Lessor Note for Morgantown OL1 LLC (Incorporated herein by reference to Exhibit 4.12a to Registrant’s Form S-4 in Registration No. 333-61668)

4.12(b)	Schedule identifying substantially identical notes to Lessor Notes Constituting Exhibit 4.12(a) (Incorporated herein by reference to Exhibit 4.12b to Registrant’s Form S-4 in Registration No. 333-61668)

4.13(a)	Series B Lessor Note for Dickerson OL1 LLC (Incorporated herein by reference to Exhibit 4.13a to Registrant’s Form S-4 in Registration No. 333-61668)

4.13(b)	Schedule identifying substantially identical notes to Lessor Notes Constituting Exhibit 4.13(a) (Incorporated herein by reference to Exhibit 4.13b to Registrant’s Form S-4 in Registration No. 333-61668)

4.14(a)	Series B Lessor Note for Morgantown OL1 LLC (Incorporated herein by reference to Exhibit 4.14a to Registrant’s Form S-4 in Registration No. 333-61668)

4.14(b)	Schedule identifying substantially identical notes to Lessor Notes Constituting Exhibit 4.14(a) (Incorporated herein by reference to Exhibit 4.14b to Registrant’s Form S-4 in Registration No. 333-61668 as Exhibit 4.14b)

4.15(a)	Series C Lessor Note for Morgantown OL1 LLC (Incorporated herein by reference to Exhibit 4.15a to Registrant’s Form S-4 in Registration No. 333-61668)

4.15(b)	Schedule identifying substantially identical notes to Lessor Notes Constituting Exhibit 4.15(a) (Incorporated herein by reference to Exhibit 4.15b to Registrant’s Form S-4 in Registration No. 333-61668)

4.16	Registration Rights Agreement, between Southern Energy Mid-Atlantic, LLC and Credit Suisse First Boston, acting for itself on behalf of the Purchasers, dated as of December 18, 2000 (Incorporated herein by reference to Exhibit 4.16 to Registrant’s Form S-4 in Registration No. 333-61668)

4.17(a)	Supplemental Pass Through Trust Agreement A between Mirant Mid-Atlantic, LLC, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated as of June 29, 2001 (Incorporated herein by reference to Exhibit 4.17a to Registrant’s Form S-4/A Amendment No. 1 in Registration No. 333-61668)

4.17(b)	Schedule identifying substantially identical to Supplemental Pass Through Trust Agreement constituting Exhibit 4.17(a) hereto (Incorporated herein by reference to Exhibit 4.17b to Registrant’s Form S-4/A Amendment No. 1 in Registration No. 333-61668)

10.1	Engineering, Procurement and Construction Agreement dated as of July 30, 2007, by and between the Company, Mirant Chalk Point, LLC and Stone and Webster, Inc. (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Form 8-K filed August 3, 2007)

10.2	Power Sale, Fuel Supply and Services Agreement dated as of January 3, 2006 between Mirant Mid-Atlantic, LLC and Mirant Americas Energy Services, LP (Incorporated herein by reference to Exhibit 10.17 to Registrant’s Form 10-K filed March 3, 2006)

10.3	Power Sale, Fuel Supply and Services Agreement dated as of January 3, 2006 between Mirant Americas Energy Marketing, LP and Mirant Chalk Point, LLC (Incorporated herein by reference to Exhibit 10.18 to Registrant’s Form 10-K filed March 3, 2006)

10.4	Power Sale, Fuel Supply and Services Agreement dated January 3, 2006 between Mirant Americas Energy Marketing, LP and Mirant Potomac River, LLC (Incorporated herein by reference to Exhibit 10.19 to Registrant’s Form 10-K filed March 3, 2006)

10.5	Administrative Services Agreement dated as of January 3, 2006 between Mirant Mid-Atlantic, LLC and Mirant Services, LLC (Incorporated herein by reference to Exhibit 10.20 to Registrant’s Form 10-K filed March 3, 2006)

10.6(a)	Asset Purchase and Sale Agreement between Potomac Electric Power Company and Southern Energy, Inc. (currently known as Mirant Corporation) dated as of June 7, 2000 (Incorporated herein by reference to Exhibit 10.1a to Registrant’s Form S-4 in Registration No. 333-61668)

10.6(b)	Amendment No. 1 to Asset Purchase and Sale agreement between Potomac Electric Power Company and Southern Energy, Inc. dated as of September 18, 2000 (Incorporated herein by reference to Exhibit 10.1b to Registrant’s Form S-4 in Registration No. 333-61668)

10.6(c)	Amendment No. 2 to Asset Purchase and Sale Agreement between Potomac Electric Power Company and Southern Energy, Inc. dated as of December 19, 2000 (Incorporated herein by reference to Exhibit 10.1c to Registrant’s Form S-4 in Registration No. 333-61668)

10.7(a)	Interconnection Agreement (Dickerson) between Potomac Electric Power Company and Southern Energy Mid-Atlantic, LLC dated as of December 19, 2000 (Incorporated herein by reference to Exhibit 10.2a to Registrant’s Form S-4 in Registration No. 333-61668)

10.7(b)	Schedule identifying substantially identical agreements to Interconnection Agreement constituting Exhibit 10.7(a) hereto (Incorporated herein by reference to Exhibit 10.2b to Registrant’s Form S-4 in Registration No. 333-61668)

10.8(a)	Easement, License and Attachment Agreement (Dickerson) between Potomac Electric Power Company, Southern Energy Mid-Atlantic, LLC and Southern Energy MD Ash Management, LLC (currently known as Mirant MD Ash Management, LLC) dated as of December 19, 2000 (Incorporated herein by reference to Exhibit 10.3a to Registrant’s Form S-4 in Registration No. 333-61668)

10.8(b)	Schedule identifying substantially identical agreements to Easement, License and Attachment Agreement constituting Exhibit 10.8(a) hereto (Incorporated herein by reference to Exhibit 10.3b to Registrant’s Form S-4 in Registration No. 333-61668)

10.9(a)	Bill of Sale (Dickerson, Morgantown, Production Service Center and Railroad Spur) between Potomac Electric Power Company and Southern Energy Mid-Atlantic, LLC dated as of December 19, 2000 (Incorporated herein by reference to Exhibit 10.4a to Registrant’s Form S-4 in Registration No. 333-61668)

10.9(b)	Schedule identifying substantially identical documents to Bill of Sale constituting Exhibit 10.9(a) hereto (Incorporated herein by reference to Exhibit 10.4b to Registrant’s Form S-4 in Registration No. 333-61668)

10.10(a)	Facility Site Lease Agreement (Dickerson L1) between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC and Southern Energy MD Ash Management, LLC dated as of December 19, 2000 (Incorporated herein by reference to Exhibit 10.5a to Registrant’s Form S-4 in Registration No. 333-61668)

10.10(b)	Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.10(a) hereto (Incorporated herein by reference to Exhibit 10.5b to Registrant’s Form S-4 in Registration No. 333-61668)

10.11(a)	Facility Site Lease Agreement (Morgantown L1) between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC and Southern Energy MD Ash Management, LLC dated as of December 19, 2000 (Incorporated herein by reference to Exhibit 10.6a to Registrant’s Form S-4 in Registration No. 333-61668)

10.11(b)	Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.11(a) hereto (Incorporated herein by reference to Exhibit 10.6b to Registrant’s Form S-4 in Registration No. 333-61668)

10.12(a)	Facility Site Sublease Agreement (Dickerson L1) between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC dated as of December 19, 2000 (Incorporated herein by reference to Exhibit 10.7a to Registrant’s Form S-4 in Registration No. 333-61668)

10.12(b)	Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.12(a) hereto (Incorporated herein by reference to Exhibit 10.7b to Registrant’s Form S-4 in Registration No. 333-61668)

10.13(a)	Facility Site Sublease Agreement (Morgantown L1) between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC dated as of December 19, 2000 (Incorporated herein by reference to Exhibit 10.8a to Registrant’s Form S-4 in Registration No. 333-61668)

10.13(b)	Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.13(a) hereto (Incorporated herein by reference to Exhibit 10.8b to Registrant’s Form S-4 in Registration No. 333-61668)

10.14	Capital Contribution Agreement between Southern Energy, Inc. and Southern Energy Mid-Atlantic, LLC dated as of December 19, 2000 (Incorporated herein by reference to Exhibit 10.12 to Registrant’s Form S-4 in Registration No. 333-61668)

10.15	Promissory Note between Southern Energy Mid-Atlantic, LLC and Southern Energy Peaker, LLC in the original principal amount of $71,110,000 dated as of December 19, 2000 (Incorporated herein by reference to Exhibit 10.13 to Registrant’s Form S-4 in Registration No. 333-61668)

10.16	Promissory Note between Southern Energy Mid-Atlantic, LLC and Southern Energy Potomac River, LLC in the original principal amount of $152,165,000 dated as of December 19, 2000 (Incorporated herein by reference to Exhibit 10.14 to Registrant’s Form S-4 in Registration No. 333-61668)

10.17(a)	Shared Facilities Agreement (Dickerson) between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated as of December 18, 2000 (Incorporated herein by reference to Exhibit 10.15a to Registrant’s Form S-4 in Registration No. 333-61668)

10.17(b)	Shared Facilities Agreement (Morgantown) between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, and Morgantown OL7 LLC, dated as of December 18, 2000 (Incorporated herein by reference to Exhibit 10.15b to Registrant’s Form S-4 in Registration No. 333-61668)

10.18(a)	Assignment and Assumption Agreement (Dickerson) between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated as of December 19, 2000 (Incorporated herein by reference to Exhibit 10.16a to Registrant’s Form S-4 in Registration No. 333-61668)

10.18(b)	Assignment and Assumption Agreement (Morgantown) between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, and Morgantown OL7 LLC, dated as of December 19, 2000 (Incorporated herein by reference to Exhibit 10.16b to Registrant’s Form S-4 in Registration No. 333-61668)

10.19(a)	Ownership and Operation Agreement (Dickerson) between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated as of December 18, 2000 (Incorporated herein by reference to Exhibit 10.17a to Registrant’s Form S-4 in Registration No. 333-61668)

10.19(b)	Ownership and Operation Agreement (Morgantown) between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, and Morgantown OL7 LLC, dated as of December 18, 2000 (Incorporated herein by reference to Exhibit 10.17b to Registrant’s Form S-4 in Registration No. 333-61668)

10.20(a)	Guaranty Agreement (Dickerson L1) between Southern Energy, Inc. and Dickerson OL1 LLC dated as of December 19, 2000 (Incorporated herein by reference to Exhibit 10.21a to Registrant’s Form S-4 in Registration No. 333-61668)

10.20(b)	Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.20(a) hereto (Incorporated herein by reference to Exhibit 10.21b to Registrant’s Form S-4 in Registration No. 333-61668)

10.21(a)	Guaranty Agreement (Morgantown L1) between Southern Energy, Inc. and Morgantown OL1 LLC dated as of December 19, 2000 (Incorporated herein by reference to Exhibit 10.22a to Registrant’s Form S-4 in Registration No. 333-61668)

10.21(b)	Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.21(a) hereto (Incorporated herein by reference to Exhibit 10.22b to Registrant’s Form S-4 in Registration No. 333-61668)

21.1*	Subsidiaries of Mirant Mid-Atlantic, LLC

31.1A3*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2A6*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1A3*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

32.2A6*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mirant Americas Generation, LLC

Date: March 5, 2009	By:	/s/ ROBERT E. DRISCOLL
Robert E. Driscoll
President and Chief Executive Officer (Principal Executive Officer)

MIRANT AMERICAS GENERATION, LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/S/ ROBERT E. DRISCOLL	President and Chief Executive Officer of Mirant Americas Generation, LLC (Principal Executive Officer)
Robert E. Driscoll Date: March 5, 2009

/S/ J. WILLIAM HOLDEN III	Senior Vice President, Chief Financial Officer and Treasurer of Mirant Americas Generation, LLC (Principal Financial Officer)
J. William Holden III Date: March 5, 2009

/S/ THOMAS E. LEGRO	Senior Vice President, Controller and Principal Accounting Officer of Mirant Americas Generation, LLC (Principal Accounting Officer)
Thomas E. Legro Date: March 5, 2009

/S/ EDWARD R. MULLER	Manager of Mirant Americas Generation, LLC
Edward R. Muller Date: March 5, 2009

/S/ JAMES V. IACO	Manager of Mirant Americas Generation, LLC
James V. Iaco Date: March 5, 2009

/S/ ROBERT M. EDGELL	Manager of Mirant Americas Generation, LLC
Robert M. Edgell Date: March 5, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mirant North America, LLC

Date: March 5, 2009	By:	/s/ ROBERT E. DRISCOLL
Robert E. Driscoll
President and Chief Executive Officer (Principal Executive Officer)

MIRANT NORTH AMERICA, LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/S/ ROBERT E. DRISCOLL	President and Chief Executive Officer of Mirant North America, LLC (Principal Executive Officer)
Robert E. Driscoll Date: March 5, 2009

/S/ J. WILLIAM HOLDEN III	Senior Vice President, Chief Financial Officer and Treasurer of Mirant North America, LLC (Principal Financial Officer)
J. William Holden III Date: March 5, 2009

/S/ THOMAS E. LEGRO	Senior Vice President, Controller and Principal Accounting Officer of Mirant North America, LLC (Principal Accounting Officer)
Thomas E. Legro Date: March 5, 2009

/S/ EDWARD R. MULLER	Manager of Mirant North America, LLC
Edward R. Muller Date: March 5, 2009

/S/ JAMES V. IACO	Manager of Mirant North America, LLC
James V. Iaco Date: March 5, 2009

/S/ ROBERT M. EDGELL	Manager of Mirant North America, LLC
Robert M. Edgell Date: March 5, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mirant Mid-Atlantic, LLC

Date: March 5, 2009	By:	/s/ ROBERT E. DRISCOLL
Robert E. Driscoll
President and Chief Executive Officer (Principal Executive Officer)

MIRANT MID-ATLANTIC, LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title

/S/ ROBERT E. DRISCOLL	President and Chief Executive Officer of Mirant Mid-Atlantic, LLC (Principal Executive Officer)
Robert E. Driscoll Date: March 5, 2009

/S/ J. WILLIAM HOLDEN III	Senior Vice President, Chief Financial Officer and Treasurer of Mirant Mid-Atlantic, LLC (Principal Financial Officer)
J. William Holden III Date: March 5, 2009

/S/ THOMAS E. LEGRO	Senior Vice President, Controller and Principal Accounting Officer of Mirant Mid-Atlantic, LLC (Principal Accounting Officer)
Thomas E. Legro Date: March 5, 2009

/S/ EDWARD R. MULLER	Manager of Mirant Mid-Atlantic, LLC
Edward R. Muller Date: March 5, 2009

/S/ JAMES V. IACO	Manager of Mirant Mid-Atlantic, LLC
James V. Iaco Date: March 5, 2009

/S/ ROBERT M. EDGELL	Manager of Mirant Mid-Atlantic, LLC
Robert M. Edgell Date: March 5, 2009

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