Form 10-Q
period 2009-03-31
MIRANT MID ATLANTIC LLC; MIRANT AMERICAS GENERATION LLC; Mirant North America, LLC
filed 2009-05-14
CIK 1138258, 1140761, 1364085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Mirant Americas Generation, LLC	☐ Yes ☐ No

Mirant North America, LLC	☐ Yes ☐ No

Mirant Mid-Atlantic, LLC	☐ Yes ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

All of the registrant’s outstanding membership interests are held by its parent and there are no membership interest held by nonaffiliates.

Registrant	Parent
Mirant Americas Generation, LLC	Mirant Americas, Inc.

Mirant North America, LLC	Mirant Americas Generation, LLC

Mirant Mid-Atlantic, LLC	Mirant North America, LLC

This combined Form 10-Q is separately filed by Mirant Americas Generation, LLC, Mirant North America, LLC and Mirant Mid-Atlantic, LLC. Information contained in this combined Form 10-Q relating to Mirant Americas Generation, LLC, Mirant North America, LLC and Mirant Mid-Atlantic, LLC is filed by such registrant on its own behalf and each registrant makes no representation as to information relating to registrants other than itself.

NOTE: WHEREAS MIRANT AMERICAS GENERATION, LLC, MIRANT NORTH AMERICA, LLC AND MIRANT MID-ATLANTIC, LLC MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS COMBINED FORM 10-Q IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Glossary of Certain Defined Terms

Administrative Services Agreement—Management, personnel and services agreement with Mirant Services, effective January 3, 2006.

APB—Accounting Principles Board.

APB 28—APB Opinion No. 28, Interim Financial Reporting.

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

CPUC—California Public Utilities Commission.

DWR—California Department of Water Resources.

EBITDA—Earnings before interest, taxes, depreciation and amortization.

EOB—California Electricity Oversight Board.

EPA—United States Environmental Protection Agency.

Exchange Act—Securities Exchange Act of 1934.

FASB—Financial Accounting Standards Board.

FERC—Federal Energy Regulatory Commission.

FIN—FASB Interpretation.

FIN 45—FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34.

FSP—FASB Staff Position.

FSP FAS 107-1 and APB 28-1—FSP FAS No. 107-1 and APB Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments.

FSP FAS 157-2—FSP FAS No. 157-2, Effective Date of FASB Statement No. 157.

FSP FAS 157-4—FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.

GAAP—United States generally accepted accounting principles.

Gross Margin—Operating revenue less cost of fuel, electricity and other products, excluding depreciation and amortization.

i

Hudson Valley Gas—Hudson Valley Gas Corporation.

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

Mirant Bowline—Mirant Bowline, LLC.

Mirant Chalk Point—Mirant Chalk Point, LLC.

Mirant Delta—Mirant Delta, LLC.

Mirant Energy Trading—Mirant Energy Trading, LLC.

Mirant Lovett—Mirant Lovett, LLC, owner of the Lovett generating facility, which was shut down on April 19, 2008.

Mirant MD Ash Management—Mirant MD Ash Management, LLC.

Mirant New York—Mirant New York, LLC.

Mirant NY-Gen—Mirant NY-Gen, LLC sold by Mirant North America in the second quarter of 2007.

Mirant Potomac River—Mirant Potomac River, LLC.

Mirant Services—Mirant Services, LLC.

MW—Megawatt.

MWh—Megawatt hour.

Net Capacity Factor—The average production as a percentage of the potential net dependable capacity used over a year.

New Mirant—Mirant Corporation on or after January 3, 2006.

NOL—Net operating loss.

NOV—Notice of violation.

NOx—Nitrogen oxides.

NSR—New source review.

NYMEX—New York Mercantile Exchange.

NYSDEC—New York State Department of Environmental Conservation.

Old Mirant—MC 2005, LLC, known as Mirant Corporation prior to January 3, 2006.

OTC—Over-the-Counter.

Peaking Generating Units—Units used to meet demand requirements during the periods of greatest or peak load on the system.

Pepco—Potomac Electric Power Company.

ii

PG&E—Pacific Gas & Electric Company.

PJM—PJM Interconnection, LLC.

Plan—The plan of reorganization that was approved in conjunction with Mirant’s and the Companies’ emergence from bankruptcy protection on January 3, 2006.

Power Sale, Fuel Supply and Services Agreement—Power sale, fuel supply and services agreement with Mirant Americas Energy Marketing, effective January 3, 2006.

Reserve Margin—Excess capacity over peak demand.

RGGI—Regional Greenhouse Gas Initiative.

RMR—Reliability-must-run.

RTO—Regional Transmission Organization.

SFAS—Statement of Financial Accounting Standards.

SFAS 5—SFAS No. 5, Accounting for Contingencies.

SFAS 107—SFAS No. 107, Disclosure about Fair Value of Financial Instruments.

SFAS 133—SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (As Amended).

SFAS 141R—SFAS No. 141R, Business Combinations (Revised 2007).

SFAS 157—SFAS No. 157, Fair Value Measurements.

SFAS 159—SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.

SFAS 161—SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities —An Amendment of FASB Statement No. 133.

SO2—Sulfur dioxide.

VaR—Value at risk.

Virginia DEQ—Virginia Department of Environmental Quality.

iii

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, the information presented in this combined Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks and uncertainties and relate to future events, our future financial performance or our projected business results. In some cases, one can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “intend,” “seek,” “plan,” “think,” “anticipate,” “estimate,” “predict,” “target,” “potential” or “continue” or the negative of these terms or other comparable terminology.

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

•

increased regulation that limits our access to adequate water supplies and landfill options needed to support power generation or that increases the cost of cooling water, ash and other byproduct handling, transport, and off-site disposal options;

•

changes in market conditions, including developments in the supply, demand, volume and pricing of electricity and other commodities in the energy markets and the extent and timing of the entry of additional competition in our markets;

•

continued poor economic and financial market conditions, including impacts on financial institutions and other current and potential counterparties, and negative impacts on liquidity in the power and fuel markets in which we hedge and transact;

•

increased credit standards, margin requirements, market volatility or other market conditions that could increase the obligations of Mirant Americas Generation, Mirant North America and affiliates of Mirant Mid-Atlantic to post collateral beyond amounts that are expected;

•

our inability to access effectively the OTC and exchange-based commodity markets or changes in commodity market conditions and liquidity, which may affect our ability to engage in asset management and, for Mirant Americas Generation and Mirant North America, proprietary trading and fuel oil management activities as expected, or result in material gains or losses from open positions;

•

deterioration in the financial condition of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic counterparties or Mirant Mid-Atlantic affiliates and the failure of counterparties to pay amounts owed to Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic or to perform obligations or services due to Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic beyond collateral posted;

•

hazards customary to the power generation industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards or the inability of our insurers to provide agreed upon coverage;

•	price mitigation strategies employed by ISOs or RTOs that reduce our revenue and may result in a failure to compensate our generating units adequately for all of their costs;

•	changes in the rules used to calculate capacity, energy and ancillary services payments;

•	legal and political challenges to the rules used to calculate capacity, energy and ancillary services payments in the markets in which we operate;

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

•

our ability to enter into intermediate and long-term contracts to sell power and to obtain adequate supply and delivery of fuel for our facilities, at our required specifications and on terms and prices acceptable to us;

•	the failure to utilize new or advancements in power generation technologies;

•	the inability of Mirant Americas Generation’s and Mirant North America’s operating subsidiaries to generate sufficient cash flow to support their operations;

•	our and our affiliates’ ability to borrow additional funds and access capital markets;

•	strikes, union activity or labor unrest;

•	our ability to obtain or develop capable leaders and our ability to retain or replace the services of key employees;

•	weather and other natural phenomena, including hurricanes and earthquakes;

•	the cost and availability of emissions allowances;

•	curtailment of operations because of transmission constraints;

•

our inability to complete construction and obtain permits necessary to operate emissions reduction equipment by January 2010 to meet the requirements of the Maryland Healthy Air Act, which may result in reduced unit operations and reduced cash flows and revenues from operations;

•

the ability of Mirant Americas Generation and Mirant North America to execute the business plan in California, including entering into new tolling arrangements for their existing generating facilities;

•	our relative lack of geographic diversification in revenue sources resulting in concentrated exposure to the Mid-Atlantic market;

•	the ability of lenders under Mirant North America’s revolving credit facility to perform their obligations;

•	war, terrorist activities, cyberterrorism and inadequate cybersecurity, or the occurrence of a catastrophic loss;

•

the failure to provide a safe working environment for our employees and visitors thereby increasing our exposure to additional liability, loss of productive time, other costs, and a damaged reputation;

•

Mirant Americas Generation’s and Mirant North America’s consolidated indebtedness and the possibility that Mirant Americas Generation and Mirant North America or their subsidiaries may incur additional indebtedness in the future;

•

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

•

restrictions on the ability of Mirant North America’s subsidiaries to pay dividends, make distributions or otherwise transfer funds to Mirant North America, including restrictions on Mirant Mid-Atlantic contained in its leveraged lease documents, which may affect Mirant North America’s ability to access the cash flows of those subsidiaries to make debt service and other payments;

•

the failure to understand, comply with, or monitor provisions of our loan agreements and debt may lead to a breach and, if not remedied, result in an event of default thereunder, which would limit access to needed capital and damage our reputation and relationships with financial institutions; and

•	the disposition of the pending litigation described in this combined Form 10-Q.

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

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Results of Operations and Financial Condition and the accompanying combined Notes to Mirant Americas Generation, LLC’s, Mirant North America, LLC’s and Mirant Mid-Atlantic, LLC’s unaudited condensed consolidated financial statements, other factors that could affect the Companies’ future performance (business, results of operations or financial condition and cash flows) are set forth in the Companies’ 2008 Annual Report on Form 10-K and in Part II. Item 1A. Risk Factors in this Form 10-Q.

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

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in millions)
Operating revenues (including unrealized gains (losses) of $255 million and $(302) million, respectively)	$878	$302

Cost of fuel, electricity and other products—nonaffiliate (including unrealized losses of $1 million and $1 million, respectively)	269	238
Cost of fuel, electricity and other products—affiliate (including unrealized (gains) losses of $0 and $0, respectively)	2	2

Total cost of fuel, electricity and other products	271	240

Gross Margin (excluding depreciation and amortization)	607	62

Operating Expenses:
Operations and maintenance—nonaffiliate	88	86
Operations and maintenance—affiliate	68	72
Depreciation and amortization	34	31
Gain on sales of assets, net	(15)	(4)

Total operating expenses, net	175	185

Operating Income (Loss)	432	(123)

Other Expense (Income), net:
Interest expense	38	52
Interest income	(1)	(7)
Other, net	1	2

Total other expense, net	38	47

Net Income (Loss)	$394	$(170)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31, 2009	At December 31, 2008
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$443	$354
Funds on deposit	202	196
Receivables—nonaffiliate	516	742
Receivables—affiliate	3	1
Derivative contract assets	3,249	2,582
Inventories	257	238
Prepaid rent and other payments	120	120

Total current assets	4,790	4,233

Property, Plant and Equipment, net	3,361	3,192

Noncurrent Assets:
Intangible assets, net	193	195
Derivative contract assets	866	585
Prepaid rent	234	258
Debt issuance costs, net	37	38
Other	51	51

Total noncurrent assets	1,381	1,127

Total Assets	$9,532	$8,552

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$43	$45
Accounts payable and accrued liabilities	736	813
Payable to affiliate	32	34
Derivative contract liabilities	2,772	2,268
Other	23	22

Total current liabilities	3,606	3,182

Noncurrent Liabilities:
Long-term debt, net of current portion	2,593	2,630
Derivative contract liabilities	431	244
Asset retirement obligations	40	40
Other	84	72

Total noncurrent liabilities	3,148	2,986

Commitments and Contingencies
Member’s Equity:
Member’s interest	3,128	2,729
Preferred stock in affiliate	(350)	(345)

Total member’s equity	2,778	2,384

Total Liabilities and Member’s Equity	$9,532	$8,552

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate	Total Member’s Equity
	(in millions)
Balance, December 31, 2008	$2,729	$(345)	$2,384
Net income	394	—	394
Amortization of discount on preferred stock in affiliate	5	(5)	—

Balance, March 31, 2009	$3,128	$(350)	$2,778

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$394	$(170)

Adjustments to reconcile net income (loss) and changes in working capital to net cash provided by operating activities:
Depreciation and amortization	36	33
Gain on sales of assets	(15)	(4)
Derivative contract activities, net	(254)	303
Lower of cost or market inventory adjustments	10	1
Funds on deposit	(2)	(43)
Changes in other working capital	115	138

Total adjustments	(110)	428

Net cash provided by operating activities of continuing operations	284	258
Net cash provided by operating activities of discontinued operations	—	1

Net cash provided by operating activities	284	259

Cash Flows from Investing Activities:
Capital expenditures	(171)	(145)
Proceeds from the sales of assets	15	4

Net cash used in investing activities of continuing operations	(156)	(141)
Net cash provided by investing activities of discontinued operations	—	18

Net cash used in investing activities	(156)	(123)

Cash Flows from Financing Activities:
Repayment of long-term debt-nonaffiliate	(39)	(162)
Repayment of debt-affiliate	—	(6)
Capital contributions	—	27
Distribution to member	—	(59)
Other financing activities	—	(1)

Net cash used in financing activities of continuing operations	(39)	(201)
Net cash used in financing activities of discontinued operations	—	—

Net cash used in financing activities	(39)	(201)

Net Increase (Decrease) in Cash and Cash Equivalents	89	(65)
Cash and Cash Equivalents, beginning of period	354	698

Cash and Cash Equivalents, end of period	$443	$633

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$1	$6

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in millions)
Operating revenues (including unrealized gains (losses) of $255 million and $(302) million, respectively)	$878	$302

Cost of fuel, electricity and other products—nonaffiliate (including unrealized losses of $1 million and $1 million, respectively)	269	238
Cost of fuel, electricity and other products—affiliate (including unrealized (gains) losses of $0 and $0, respectively)	2	2

Total cost of fuel, electricity and other products	271	240

Gross Margin (excluding depreciation and amortization)	607	62

Operating Expenses:
Operations and maintenance—nonaffiliate	88	86
Operations and maintenance—affiliate	68	72
Depreciation and amortization	34	31
Gain on sales of assets, net	(15)	(4)

Total operating expenses, net	175	185

Operating Income (Loss)	432	(123)

Other Expense (Income), net:
Interest expense	7	17
Interest income—nonaffiliate	(1)	(7)
Interest income—affiliate	—	(1)
Other, net	1	1

Total other expense, net	7	10

Net Income (Loss)	$425	$(133)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31, 2009	At December 31, 2008
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$424	$354
Funds on deposit	202	196
Receivables—nonaffiliate	516	742
Receivables—affiliate	12	10
Notes receivables—affiliate	93	93
Derivative contract assets	3,249	2,582
Inventories	257	238
Prepaid rent and other payments	120	120

Total current assets	4,873	4,335

Property, Plant and Equipment, net	3,359	3,189

Noncurrent Assets:
Intangible assets, net	193	195
Derivative contract assets	866	585
Prepaid rent	234	258
Debt issuance costs, net	29	32
Other	51	51

Total noncurrent assets	1,373	1,121

Total Assets	$9,605	$8,645

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$43	$45
Accounts payable and accrued liabilities	681	789
Payable to affiliate	32	34
Derivative contract liabilities	2,772	2,268
Other	23	22

Total current liabilities	3,551	3,158

Noncurrent Liabilities:
Long-term debt, net of current portion	1,211	1,248
Derivative contract liabilities	431	244
Asset retirement obligations	40	40
Other	84	72

Total noncurrent liabilities	1,766	1,604

Commitments and Contingencies
Member’s Equity:
Member’s interest	4,502	4,094
Preferred stock in affiliate	(214)	(211)

Total member’s equity	4,288	3,883

Total Liabilities and Member’s Equity	$9,605	$8,645

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate	Total Member’s Equity
	(in millions)
Balance, December 31, 2008	$4,094	$(211)	$3,883
Net income	425	—	425
Amortization of discount on preferred stock in affiliate	3	(3)	—
Distribution to member	(20)	—	(20)

Balance, March 31, 2009	$4,502	$(214)	$4,288

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$425	$(133)

Adjustments to reconcile net income (loss) and changes in working capital to net cash provided by operating activities:
Depreciation and amortization	36	33
Gain on sales of assets	(15)	(4)
Derivative contract activities, net	(254)	303
Lower of cost or market inventory adjustments	10	1
Funds on deposit	(2)	(43)
Changes in other working capital	85	102

Total adjustments	(140)	392

Net cash provided by operating activities of continuing operations	285	259
Net cash provided by operating activities of discontinued operations	—	1

Net cash provided by operating activities	285	260

Cash Flows from Investing Activities:
Capital expenditures	(171)	(145)
Proceeds from the sales of assets	15	4

Net cash used in investing activities of continuing operations	(156)	(141)
Net cash provided by investing activities of discontinued operations	—	18

Net cash used in investing activities	(156)	(123)

Cash Flows from Financing Activities:
Repayment of long-term debt-nonaffiliate	(39)	(136)
Repayment of debt-affiliate	—	(20)
Distribution to member	(20)	(64)
Other financing activities	—	(1)

Net cash used in financing activities of continuing operations	(59)	(221)
Net cash used in financing activities of discontinued operations.	—	—

Net cash used in financing activities	(59)	(221)

Net Increase (Decrease) in Cash and Cash Equivalents	70	(84)
Cash and Cash Equivalents, beginning of period	354	697

Cash and Cash Equivalents, end of period	$424	$613

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$1	$5

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in millions)
Operating revenues—nonaffiliate (including unrealized gains (losses) of $175 million and $(240) million, respectively)	$222	$(238)
Operating revenues—affiliate (including unrealized gains (losses) of $67 million and $(55) million, respectively)	450	348

Total operating revenues	672	110

Cost of fuel, electricity and other products—nonaffiliate (including unrealized losses of $0 and $1 million, respectively)	7	7
Cost of fuel, electricity and other products—affiliate (including unrealized (gains) losses of $(1) million and $4 million, respectively)	158	139

Total cost of fuel, electricity and other products	165	146

Gross Margin (excluding depreciation and amortization)	507	(36)

Operating Expenses:
Operations and maintenance—nonaffiliate	60	55
Operations and maintenance—affiliate	45	42
Depreciation and amortization	24	21
Gain on sales of assets, net	(8)	—

Total operating expenses, net	121	118

Operating Income (Loss)	386	(154)

Other Expense (Income), net:
Interest expense	1	1
Interest income	—	(1)

Total other expense, net	1	—

Net Income (Loss)	$385	$(154)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At March 31, 2009	At December 31, 2008
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$197	$125
Funds on deposit	7	3
Receivables—nonaffiliate	22	16
Receivables—affiliate	181	211
Derivative contract assets—nonaffiliate	176	87
Derivative contract assets—affiliate	897	603
Inventories	120	129
Prepaid rent	96	96
Other	8	9

Total current assets	1,704	1,279

Property, Plant and Equipment, net	2,784	2,622

Noncurrent Assets:
Goodwill, net	799	799
Other intangible assets, net	143	144
Derivative contract assets—nonaffiliate	409	314
Derivative contract assets—affiliate	272	172
Prepaid rent	234	258
Other	26	32

Total noncurrent assets	1,883	1,719

Total Assets	$6,371	$5,620

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$3	$3
Accounts payable and accrued liabilities	133	119
Payable to affiliate	156	143
Derivative contract liabilities—affiliate	727	485
Other	16	20

Total current liabilities	1,035	770

Noncurrent Liabilities:
Long-term debt, net of current portion	24	25
Derivative contract liabilities—nonaffiliate	10	1
Derivative contract liabilities—affiliate	245	164
Asset retirement obligations	11	12
Contract retention liability	77	64
Other	1	1

Total noncurrent liabilities	368	267

Commitments and Contingencies
Member’s Equity:
Member’s interest	5,182	4,794
Preferred stock in affiliate	(214)	(211)

Total member’s equity	4,968	4,583

Total Liabilities and Member’s Equity	$6,371	$5,620

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate	Total Member’s Equity
	(in millions)
Balance, December 31, 2008	$4,794	$(211)	$4,583
Net income	385	—	385
Amortization of discount on preferred stock in affiliate	3	(3)	—

Balance, March 31, 2009	$5,182	$(214)	$4,968

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$385	$(154)

Adjustments to reconcile net income (loss) and changes in working capital to net cash provided by operating activities:
Depreciation and amortization	24	21
Gain on sales of assets	(8)	—
Derivative contract activities, net	(243)	300
Lower of cost or market inventory adjustments	9	—
Funds on deposit	—	2
Changes in other working capital	60	60

Total adjustments	(158)	383

Net cash provided by operating activities	227	229

Cash Flows from Investing Activities:
Capital expenditures	(163)	(136)
Proceeds from the sales of assets	9	—

Net cash used in investing activities	(154)	(136)

Cash Flows from Financing Activities:
Repayment of long-term debt-nonaffiliate	(1)	—
Capital contributions	—	60
Distribution to member	—	(150)
Other	—	(1)

Net cash used in financing activities	(1)	(91)

Net Increase in Cash and Cash Equivalents	72	2
Cash and Cash Equivalents, beginning of period	125	242

Cash and Cash Equivalents, end of period	$197	$244

Supplemental Cash Flow Disclosures:
Cash paid for interest	$1	$1

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.	Description of Business (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

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

Mirant Mid-Atlantic owns or leases 5,230 MW of net electric generating capacity in the Washington, D.C. area, all of which it operates. Mirant Mid-Atlantic’s electric generating capacity is part of the 10,112 MW of net electric generating capacity of Mirant Americas Generation and Mirant North America. Mirant Mid-Atlantic’s generating facilities serve the PJM markets. The PJM ISO operates the largest centrally dispatched control area in the United States.

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

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic have a number of service agreements for labor and administrative services with Mirant Services. See Note F to the unaudited condensed consolidated financial statements for further discussion of arrangements with these related parties.

B.	Accounting and Reporting Policies (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Companies and their wholly-owned subsidiaries have been prepared in accordance with GAAP for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Companies’ 2008 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Companies and their wholly-owned subsidiaries and have been prepared from records maintained by the Companies and their subsidiaries. All significant intercompany accounts and transactions within consolidated entities have been eliminated in consolidation.

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make various estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

In preparing Mirant Americas Generation’s and Mirant North America’s unaudited condensed consolidated financial statements for the three months ended March 31, 2009, Mirant Americas Generation and Mirant North America discovered that the amounts previously disclosed for the three months ended March 31, 2008, for cash paid for interest and cash paid for interest, net of amounts capitalized were each overstated by approximately $3 million. These misstatements had no effect on Mirant Americas Generation’s and Mirant North America’s cash and cash equivalents, net loss or member’s equity. The Capitalization of Interest Cost discussed later in this Note B and supplemental cash flow disclosures for the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2008, have been adjusted to reflect the immaterial correction of these misstatements.

Inventories

Inventories consist primarily of fuel oil, coal, materials and supplies and purchased emissions allowances. Inventory is generally stated at the lower of cost or market value. Fuel stock is removed from the inventory account as it is used in the production of electricity. Materials and supplies are removed from the inventory account when they are used for repairs, maintenance or capital projects on a weighted average cost basis. The cost of purchased emissions allowances is also computed on a weighted average cost basis. Purchased emissions allowances are removed from inventory and charged to cost of fuel, electricity and other products in the Companies’ accompanying unaudited condensed consolidated statements of operations as they are utilized for emissions volumes.

Inventories at March 31, 2009 and December 31, 2008, consisted of (in millions):

Mirant Americas Generation and Mirant North America

	At March 31, 2009	At December 31, 2008
Fuel stock:
Fuel oil	$117	$113
Coal	56	43
Other	1	1
Materials and supplies	64	63
Purchased emissions allowances	19	18

Total inventories	$257	$238

Mirant Mid-Atlantic

	At March 31, 2009	At December 31, 2008
Fuel stock:
Fuel oil	$22	$25
Coal	56	43
Other	1	1
Materials and supplies	41	41
Purchased emissions allowances	—	19

Total inventories	$120	$129

Capitalization of Interest Cost (Mirant Americas Generation and Mirant North America)

Mirant Americas Generation and Mirant North America capitalize interest on projects during their construction period. Mirant Americas Generation and Mirant North America determine which debt instruments represent a reasonable measure of the cost of financing construction in terms of interest costs incurred that otherwise could have been avoided. These debt instruments and associated interest costs are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Once a project is placed in service, capitalized interest, as a component of the total cost of the construction, is amortized over the estimated useful life of the asset constructed. For the three months ended March 31, 2009 and 2008, Mirant Americas Generation and Mirant North America incurred the following interest costs on debt to nonaffiliates (in millions):

Mirant Americas Generation

	Three Months Ended March 31,
	2009	2008
Total interest costs	$53	$63
Capitalized and included in property, plant and equipment, net	(15)	(11)

Interest expense	$38	$52

The amounts of capitalized interest above include interest accrued. For the three months ended March 31, 2009 and 2008, cash paid for interest was $3 million and $9 million, respectively, of which $2 million and $3 million, respectively, were capitalized.

Mirant North America

	Three Months Ended March 31,
	2009	2008
Total interest costs	$22	$28
Capitalized and included in property, plant and equipment, net	(15)	(11)

Interest expense	$7	$17

The amounts of capitalized interest above include interest accrued. For the three months ended March 31, 2009 and 2008, cash paid for interest was $3 million and $8 million, respectively, of which $2 million and $3 million, respectively, were capitalized.

Recently Adopted Accounting Standards

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

On February 12, 2008, the FASB issued FSP FAS 157-2, which defers the effective date of SFAS 157 for one year for certain nonfinancial assets and nonfinancial liabilities, with the exception of those assets and liabilities that are recognized or disclosed on a recurring basis (at least annually). The Companies’ non-recurring nonfinancial assets and liabilities that could be measured at fair value in the Companies’ unaudited condensed consolidated financial statements include long-lived asset impairments and the initial recognition of asset retirement obligations. The Companies adopted FSP FAS 157-2 on January 1, 2009, and the adoption had no effect on the Companies’ statements of operations, financial position or cash flows. The Companies will incorporate the recognition and disclosure provisions of SFAS 157 when required for fair value measurements for non-recurring nonfinancial assets and liabilities. The Companies did not have any events during the three months ended March 31, 2009, that required a fair value measurement for non-recurring nonfinancial assets or liabilities.

On March 19, 2008, the FASB issued SFAS 161, which amends SFAS 133 to enhance the required disclosures for derivative instruments and hedging activities. The Companies utilize derivative financial instruments to manage their exposure to commodity price risks and for Mirant Americas Generation’s and Mirant North America’s proprietary trading and fuel oil management activities. The Companies adopted SFAS 161 on January 1, 2009.

New Accounting Standards Not Yet Adopted at March 31, 2009

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which amended SFAS 107 and APB 28 to require disclosures about the fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. The Companies will adopt FSP FAS 107-1 and APB 28-1 for their disclosures of the fair value of financial instruments in their Form 10-Q for the quarter ending June 30, 2009.

On April 9, 2009, the FASB issued FSP FAS 157-4, which amended SFAS 157 to provide additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. Under distressed market conditions, the Companies need to weigh all available evidence in determining whether a transaction occurred in an orderly market. The adoption of this FSP will require additional judgment by the Companies when determining the fair value of derivative contracts in the current economic environment. FSP FAS 157-4 is effective for interim periods ending after June 15, 2009. The Companies will adopt FSP FAS 157-4 for their fair value measurements in their Form 10-Q for the quarter ending June 30, 2009. The Companies do not expect the adoption to have a material effect on their unaudited condensed consolidated financial statements.

C.	Financial Instruments (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Derivative Financial Instruments

In connection with generating electricity, the Companies are exposed to energy commodity price risk associated with the acquisition of fuel needed to generate electricity, the price of electricity produced and sold, and the fair value of fuel inventories. In addition, the open positions in Mirant Americas Generation’s and Mirant North America’s trading activities, comprised of proprietary trading and fuel oil management activities, expose them to risks associated with changes in energy commodity prices. The Companies, through their asset management activities, enter into a variety of exchange-traded and OTC energy and energy-related derivative financial instruments, such as forward contracts, futures contracts, option contracts and financial swap agreements to manage exposure to commodity price risks. These contracts have varying terms and durations, which range from a few days to years, depending on the instrument. Mirant Americas Generation’s and Mirant North America’s proprietary trading activities also utilize similar derivative contracts in markets where they have a physical presence to attempt to generate incremental gross margin. Mirant Americas Generation’s and Mirant North America’s fuel oil management activities use derivative financial instruments to hedge economically the fair value of their physical fuel oil inventories and to optimize the approximately three million barrels of storage capacity that they own or lease.

Changes in the fair value and settlements of derivative financial instruments used to hedge electricity economically are reflected in operating revenue, and changes in the fair value and settlements of derivative financial instruments used to hedge fuel economically are reflected in cost of fuel, electricity and other products in the accompanying unaudited condensed consolidated statements of operations. Most of Mirant Americas Generation’s and Mirant North America’s long-term coal agreements are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in derivative contract assets and liabilities in the accompanying condensed consolidated balance sheets. Changes in the fair value and settlements of derivative contracts for trading activities, comprised of proprietary trading and fuel oil management, are recorded on a net basis as operating revenue in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2009, the Companies do not have any derivative financial instruments for which hedge accounting, as defined by SFAS 133, has been elected.

The Companies also consider risks associated with interest rates, counterparty credit and Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic’s non-performance risk when valuing their derivative financial instruments. The nominal value of the derivative contract assets and liabilities is discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of the Companies’ transactions being valued.

Mirant Americas Generation and Mirant North America

The following table presents the fair value of derivative financial instruments related to commodity price risk at March 31, 2009 and December 31, 2008, respectively (in millions):

	Balance Sheet Location	Fair Value at
		March 31, 2009	December 31, 2008
Commodity Derivative Contracts:
Asset management	Derivative contract assets	$1,899	$1,285
Trading activities	Derivative contract assets	2,216	1,882

Total derivative contract assets		4,115	3,167

Asset management	Derivative contract liabilities	(1,070)	(736)
Trading activities	Derivative contract liabilities	(2,133)	(1,776)

Total derivative contract liabilities		(3,203)	(2,512)

Asset management, net		829	549
Trading activities, net		83	106

Total derivative contracts, net		$912	$655

The following tables present the net gains (losses) for derivative financial instruments recognized in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively (in millions):

	Location of Gain (Loss) Recognized in Income	Amount of Net Gain (Loss) Recognized in Income for the Three Months Ended March 31, 2009
		Realized	Unrealized	Total
Commodity Derivative Contracts:
Asset management	Operating revenues	$136	$270	$406
Trading activities	Operating revenues	28	(15)	13
Asset management	Cost of fuel, electricity and other products	(16)	(1)	(17)

Total		$148	$254	$402

	Location of Gain (Loss) Recognized in Income	Amount of Net Gain (Loss) Recognized in Income for the Three Months Ended March 31, 2008
		Realized	Unrealized	Total
Commodity Derivative Contracts:
Asset management	Operating revenues	$(16)	$(308)	$(324)
Trading activities	Operating revenues	(4)	6	2
Asset management	Cost of fuel, electricity and other products	9	(1)	8

Total		$(11)	$(303)	$(314)

The following table presents the notional quantity on long (short) positions for derivative financial instruments on a gross and net basis at March 31, 2009 (in equivalent MWh):

	Notional Quantity (MWh)
	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Type:
Power[1]	(152)	108	(44)
Natural gas	(49)	49	—
Fuel oil	1	(1)	—
Coal	(1)	1	—

Total	(201)	157	(44)

[1]	Includes MWh equivalent of natural gas transactions used to hedge power.

Mirant Mid-Atlantic

The following table presents the fair value of derivative financial instruments related to commodity price risk at March 31, 2009 and December 31, 2008, respectively (in millions):

	Balance Sheet Location	Fair Value at
		March 31, 2009	December 31, 2008

Commodity Derivative Contracts:
Asset management—nonaffiliate	Derivative contract assets—nonaffiliate	$585	$401
Asset management—affiliate	Derivative contract assets—affiliate	1,169	775

Total derivative contract assets		1,754	1,176

Asset management—nonaffiliate	Derivative contract liabilities—nonaffiliate	(10)	(1)
Asset management—affiliate	Derivative contract liabilities—affiliate	(972)	(649)

Total derivative contract liabilities		(982)	(650)

Asset management—nonaffiliate, net		575	400
Asset management—affiliate, net		197	126

Total derivative contracts, net		$772	$526

The following tables present the net gains (losses) for derivative financial instruments recognized in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, respectively (in millions):

	Location of Gain Recognized in Income	Amount of Net Gain Recognized in Income for the Three Months Ended March 31, 2009
		Realized	Unrealized	Total
Commodity Derivative Contracts:
Asset management	Operating revenues	$109	$242	$351
Asset management	Cost of fuel, electricity and other products	6	1	7

Total		$115	$243	$358

	Location of Loss Recognized in Income	Amount of Net Loss Recognized in Income for the Three Months Ended March 31, 2008
		Realized	Unrealized	Total
Commodity Derivative Contracts:
Asset management	Operating revenues	$(21)	$(295)	$(316)
Asset management	Cost of fuel, electricity and other products	—	(5)	(5)

Total		$(21)	$(300)	$(321)

The following table presents the notional quantity on long (short) positions for derivative financial instruments on a gross and net basis at March 31, 2009 (in equivalent MWh):

	Notional Quantity (MWh)
	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
Commodity Type:
Power[1]	(87)	44	(43)

Total	(87)	44	(43)

[1]	Includes MWh equivalent of natural gas transactions used to hedge power.

Fair Value Hierarchy

Based on the observability of the inputs used in the valuation techniques for fair value measurement, the Companies are required to classify recorded fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value measurement inputs the Companies use vary from readily observable prices for exchange-traded instruments to price curves that cannot be validated through external pricing sources. The Companies’ financial assets and liabilities carried at fair value in the consolidated financial statements are classified in three categories based on the inputs used.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls must be determined based on the lowest level input that is significant to the fair value measurement. The Companies’ assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability.

The following tables set forth by level within the fair value hierarchy the Companies’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009, by category and tenor, respectively. At March 31, 2009, the Companies’ only financial assets and liabilities measured at fair value on a recurring basis are derivative financial instruments.

Mirant Americas Generation and Mirant North America

The following table presents financial assets and liabilities, net accounted for at fair value on a recurring basis as of March 31, 2009, by category (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Commodity contracts—asset management	$9	$1,850	$40	$1,899
Commodity contracts—trading activities	803	1,371	42	2,216

Total derivative contract assets	812	3,221	82	4,115

Liabilities:
Commodity contracts—asset management	(41)	(1,028)	(1)	(1,070)
Commodity contracts—trading activities	(798)	(1,326)	(9)	(2,133)

Total derivative contract liabilities	(839)	(2,354)	(10)	(3,203)

Net:
Commodity contracts—asset management, net	(32)	822	39	829
Commodity contracts—trading activities, net	5	45	33	83

Total derivative contract assets and liabilities, net	$(27)	$867	$72	$912

The following table presents financial assets and liabilities, net accounted for at fair value on a recurring basis as of December 31, 2008, by category (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Commodity contracts—asset management	$5	$1,256	$24	$1,285
Commodity contracts—trading activities	540	1,319	23	1,882

Total derivative contract assets	545	2,575	47	3,167

Liabilities:
Commodity contracts—asset management	(22)	(714)	—	(736)
Commodity contracts—trading activities	(539)	(1,236)	(1)	(1,776)

Total derivative contract liabilities	(561)	(1,950)	(1)	(2,512)

Net:
Commodity contracts—asset management, net	(17)	542	24	549
Commodity contracts—trading activities, net	1	83	22	106

Total derivative contract assets and liabilities, net	$(16)	$625	$46	$655

The following table presents financial assets and liabilities, net accounted for at fair value on a recurring basis as of March 31, 2009, by tenor (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
2009	$343	$69	$412
2010	195	15	210
2011	57	(1)	56
2012	47	—	47
2013	90	—	90
Thereafter	97	—	97

Total	$829	$83	$912

The volumetric weighted average maturity, or weighted average tenor, of the asset management derivative contract portfolio at both March 31, 2009 and December 31, 2008, was approximately 23 months. The volumetric weighted average maturity, or weighted average tenor, of the trading derivative contract portfolio at March 31, 2009 and December 31, 2008, was approximately 11 months and 8 months, respectively.

Mirant Mid-Atlantic

The following table presents financial assets and liabilities, net accounted for at fair value on a recurring basis as of March 31, 2009, by category (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Total assets	$6	$1,748	$—	$1,754
Total liabilities	(7)	(975)	—	(982)

Total	$(1)	$773	$—	$772

The following table presents financial assets and liabilities, net accounted for at fair value on a recurring basis as of December 31, 2008, by category (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Total assets	$3	$1,173	$—	$1,176
Total liabilities	—	(650)	—	(650)

Total	$3	$523	$—	$526

The following table presents financial assets and liabilities, net accounted for at fair value on a recurring basis as of March 31, 2009, by tenor (in millions):

Asset Management
2009	$302
2010	179
2011	56
2012	47
2013	90
Thereafter	98

Total	$772

The volumetric weighted average maturity, or weighted average tenor, of the derivative contract portfolio at March 31, 2009 and December 31, 2008, was approximately 25 months and 26 months, respectively.

Level 3 Disclosures

Mirant Americas Generation and Mirant North America

The following tables present a roll forward of fair values of assets and liabilities, net categorized in Level 3 and the amount included in earnings for the three months ended March 31, 2009 and 2008 (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of assets and liabilities categorized in Level 3 at January 1, 2009	$24	$22	$46
Total gains (realized/unrealized):
Included in earnings of existing contracts (or changes in net assets or liabilities)[1]	6	2	8
Purchases, issuances and settlements[2]	9	9	18
Transfers in and/or out of Level 3[3]	—	—	—

Fair value of assets and liabilities categorized in Level 3 at March 31, 2009	$39	$33	$72

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of assets and liabilities categorized in Level 3 at January 1, 2008	$12	$—	$12
Total losses (realized/unrealized):
Included in earnings of existing contracts (or changes in net assets or liabilities)[1]	(5)	(21)	(26)
Purchases, issuances and settlements[2]	3	1	4
Transfers in and/or out of Level 3[3]	(1)	19	18

Fair value of assets and liabilities categorized in Level 3 at March 31, 2008	$9	$(1)	$8

[1]

Reflects the total gains or losses on contracts included in Level 3 at the beginning of each quarterly reporting period and at the end of each quarterly reporting period, and contracts entered into during each quarterly reporting period that remain at the end of each quarterly reporting period.

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

	Three Months Ended March 31, 2009
	Operating Revenues	Cost of Fuel	Total
Gains included in earnings	$26	$—	$26
Gains included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009	$28	$—	$28

	Three Months Ended March 31, 2008
	Operating Revenues	Cost of Fuel	Total
Losses included in earnings	$(1)	$(3)	$(4)
Gains included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	$—	$2	$2

Mirant Mid-Atlantic

The following tables present a roll forward of fair values of assets and liabilities, net categorized in Level 3 and the amount included in earnings for the three months ended March 31, 2009 and 2008 (in millions):

Asset Management
Fair value of assets and liabilities categorized in Level 3 at January 1, 2009	$—
Total gains or losses (realized/unrealized):
Included in earnings of existing contracts (or changes in net assets or liabilities)[1]	(2)
Purchases, issuances and settlements[2]	2
Transfers in and/or out of Level 3[3]	—

Fair value of assets and liabilities categorized in Level 3 at March 31, 2009	$—

Asset Management
Fair value of assets and liabilities categorized in Level 3 at January 1, 2008, net	$2
Total gains or losses (realized/unrealized):
Included in earnings of existing contracts (or changes in net assets or liabilities)[1]	—
Purchases, issuances and settlements[2]	—
Transfers in and/or out of Level 3[3]	—

Fair value of assets and liabilities categorized in Level 3 at March 31, 2008	$2

[1]

Reflects the total gains or losses on contracts included in Level 3 at the beginning of each quarterly reporting period and at the end of each quarterly reporting period, and contracts entered into during each quarterly reporting period that remain at the end of each quarterly reporting period.

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

Three Months Ended March 31, 2009
	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in earnings	$—	$—	$—
Gains (losses) included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009	$—	$—	$—

	Three Months Ended March 31, 2008
	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in earnings	$(2)	$2	$—
Gains (losses) included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008	$(2)	$2	$—

Counterparty Credit Concentration Risk

The Companies are exposed to the default risk of the counterparties with which they transact. The Companies manage their credit risk by entering into master netting agreements and requiring counterparties to post cash collateral or other credit enhancements based on the net exposure and the credit standing of the counterparty. The Companies also have non-collateralized power hedges entered into by Mirant Mid-Atlantic. These transactions are senior unsecured obligations of Mirant Mid-Atlantic and the counterparties and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. The Companies consider these exposures when measuring their credit reserve on their derivative contract assets, which was $59 million and $52 million for Mirant Americas Generation and Mirant North America at March 31, 2009 and December 31, 2008, respectively, and $58 million and $51 million for Mirant Mid-Atlantic at March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009 and December 31, 2008, approximately $37 million and $20 million, respectively, of cash collateral posted to Mirant Americas Generation and Mirant North America by counterparties under master netting agreements were included in accounts payable and accrued liabilities on Mirant Americas Generation’s and Mirant North America’s condensed consolidated balance sheets.

The Companies also monitor counterparty credit concentration risk on both an individual basis and a group counterparty basis. The following tables highlight the credit quality and the balance sheet settlement exposures related to these activities as of March 31, 2009 and December 31, 2008 (dollars in millions):

Mirant Americas Generation and Mirant North America

	At March 31, 2009
Credit Rating Equivalent	Gross Exposure Before Collateral[1]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$1,911	$145	$145	$—	—
Investment Grade:
Financial institutions	1,610	757	31	726	81%
Energy companies	983	233	86	147	17%
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	27	17	—	17	2%
Internally-rated non-investment grade	1	1	—	1	—
Not internally rated	—	—	—	—	—

Total	$4,532	$1,153	$262	$891	100%

	At December 31, 2008
Credit Rating Equivalent	Gross Exposure Before Collateral[1]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$1,428	$107	$107	$—	—
Investment Grade:
Financial institutions	1,219	553	20	533	72%
Energy companies	1,060	232	73	159	22%
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	41	41	—	41	6%
Internally-rated non-investment grade	4	4	—	4	—
Not internally rated	—	—	—	—	—

Total	$3,752	$937	$200	$737	100%

[1]

Gross exposure before collateral represents credit exposure, including realized and unrealized transactions, before applying the terms of master netting agreements with counterparties and netting of transactions with clearing brokers and exchanges. The table excludes amounts related to contracts classified as normal purchases/normal sales and non-derivative contractual commitments that are not recorded at fair value in the condensed consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Non-performance could have a material adverse impact on the future results of operations, financial condition and cash flows.

[2]	Net exposure before collateral represents the credit exposure, including both realized and unrealized transactions, after applying the terms of master netting agreements.
[3]

Collateral includes cash and letters of credit received from counterparties. In addition, the amount also includes any cash collateral posted by the Companies to a counterparty which is in excess of the amount currently owed to that counterparty.

Mirant Mid-Atlantic

At March 31, 2009
Credit Rating Equivalent	Gross Exposure Before Collateral[1,4]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$—	$—	$—	$—	—
Investment Grade:
Financial institutions	675	665	—	665	100%
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	—	—	—	—	—
Internally-rated non-investment grade	—	—	—	—	—
Not internally rated	—	—	—	—	—

Total	$675	$665	$—	$665	100%

At December 31, 2008
Credit Rating Equivalent	Gross Exposure Before Collateral[1,4]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$—	$—	$—	$—	—
Investment Grade:
Financial institutions	477	477	—	477	100%
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	—	—	—	—	—
Internally-rated non-investment grade	2	2	—	2	—
Not internally rated	—	—	—	—	—

Total	$479	$479	$—	$479	100%

[1]

Gross exposure before collateral represents credit exposure, including realized and unrealized transactions, before applying the terms of master netting agreements with counterparties and netting of transactions with clearing brokers and exchanges. The table excludes amounts related to contracts classified as normal purchases/normal sales and non-derivative contractual commitments that are not recorded at fair value in the condensed consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Non-performance could have a material adverse impact on the future results of operations, financial condition and cash flows.

[2]	Net exposure before collateral represents the credit exposure, including both realized and unrealized transactions, after applying the terms of master netting agreements.
[3]

Collateral includes cash and letters of credit received from counterparties. In addition, the amount also includes any cash collateral posted by the Company to a counterparty which is in excess of the amount currently owed to that counterparty.

[4]	Amounts do not include exposures with affiliates or exposures incurred by Mirant Mid-Atlantic in connection with transactions entered into with external counterparties by affiliates on its behalf.

Mirant Americas Generation and Mirant North America had credit exposure to three investment grade counterparties that each represented an exposure of more than 10% of total credit exposure, net of collateral. The aggregate credit exposure, net of collateral, to such counterparties was $573 million and $491 million at March 31, 2009 and December 31, 2008, respectively.

Mirant Mid-Atlantic had credit exposure to three investment grade counterparties at March 31, 2009 and credit exposure to two investment grade counterparties at December 31, 2008, that each represented an exposure of more than 10% of total credit exposure, net of collateral. The aggregate credit exposure, net of collateral, to such counterparties was $550 million and $378 million at March 31, 2009 and December 31, 2008, respectively.

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic Credit Risk

The Companies’ standard industry contracts contain credit-risk-related contingent features such as ratings-related thresholds and adequate assurance language whereby the Companies would be required to post additional cash collateral as a result of a credit event, including a downgrade. However, as a result of the Companies’ current credit ratings, the Companies are typically required to post collateral in the normal course of business to offset completely their net liability positions. At March 31, 2009, the fair value of Mirant Americas Generation’s and Mirant North America’s financial instruments with credit-risk-related contingent features in a net liability position were approximately $12 million for which Mirant Americas Generation and Mirant North America posted collateral, including cash and letters of credit, of $12 million to offset the position. At March 31, 2009, Mirant Mid-Atlantic did not have any financial instruments with credit-risk-related contingent features in a net liability position.

In addition, at March 31, 2009 and December 31, 2008, Mirant Americas Generation and Mirant North America had approximately $2 million and $1 million, respectively, of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit on the condensed consolidated balance sheets.

D.	Long-Term Debt (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Long-term debt at March 31, 2009 and December 31, 2008, was as follows (in millions):

	At March 31, 2009	At December 31, 2008	Interest Rate	Secured/ Unsecured
Long-term debt:
Mirant Mid-Atlantic:
Mirant Chalk Point capital lease, through 2009 to 2015	$27	$28	8.19%	—
Less: current portion of long-term debt	(3)	(3)

Total Mirant Mid-Atlantic long-term debt, excluding current portion	24	25
Mirant North America:
Senior secured term loan, due 2009 to 2013	377	415	LIBOR + 1.75%	Secured
Senior notes, due 2013.	850	850	7.375%	Unsecured
Less: current portion of senior secured term loan	(40)	(42)

Total Mirant North America long-term debt, excluding current portion	1,211	1,248

Mirant Americas Generation:
Senior notes:
Due 2011	535	535	8.30%	Unsecured
Due 2021	450	450	8.50%	Unsecured
Due 2031	400	400	9.125%	Unsecured
Unamortized debt premium/discount	(3)	(3)

Total Mirant Americas Generation long-term debt, excluding current portion	$2,593	$2,630

Mirant Americas Generation Senior Notes

The senior notes are senior unsecured obligations of Mirant Americas Generation having no recourse to any subsidiary or affiliate of Mirant Americas Generation.

Mirant North America Senior Secured Credit Facilities

Mirant North America, a wholly-owned subsidiary of Mirant Americas Generation, entered into senior secured credit facilities in January 2006, which are comprised of a senior secured term loan and a senior secured revolving credit facility. The senior secured term loan had an initial principal balance of $700 million, which has amortized to $377 million as of March 31, 2009. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. Although the senior secured revolving credit facility has lender commitments of $800 million, availability thereunder reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy in October 2008, will not honor its $45 million commitment under the facility. During 2008, Mirant North America transferred to the senior secured revolving credit facility approximately $78 million of letters of credit previously supported by the cash collateral account and withdrew approximately $78 million from the cash collateral account, thereby reducing the cash collateral account to approximately $122 million. At March 31, 2009, the cash collateral balance was approximately $123 million as a result of interest earned on the invested cash balances. At March 31, 2009, there were approximately $158 million of letters of credit outstanding under the senior secured revolving credit facility and $122 million of letters of credit outstanding under the senior secured term loan cash collateral account. At March 31, 2009, a total of $598 million was available under the senior secured revolving credit facility and the senior secured term loan for cash draws or for the issuance of letters of credit.

In addition to quarterly principal installments of $1.2 million, Mirant North America is required to make annual principal prepayments under the senior secured term loan equal to a specified percentage of its excess free cash flow, which is based on adjusted EBITDA less capital expenditures and as further defined in the loan agreement. On March 19, 2009, Mirant North America made a mandatory principal prepayment of approximately $37 million on the term loan. At March 31, 2009, the current estimate of the mandatory principal prepayment of the term loan in March 2010 is approximately $35 million. This amount has been reclassified from long-term debt to current portion of long-term debt at March 31, 2009.

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

Mirant North America Senior Notes

The senior notes due in 2013 are senior unsecured obligations of Mirant North America. In addition, certain subsidiaries of Mirant North America (not including Mirant Mid-Atlantic or Mirant Energy Trading) have jointly and severally guaranteed, as senior unsecured obligations, the senior notes. The Mirant North America senior notes have no recourse to any other Mirant entities, including Mirant Americas Generation.

E.	Guarantees and Letters of Credit (Mirant Americas Generation and Mirant North America)

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

In addition, Mirant Americas Generation and its subsidiaries and Mirant North America and its subsidiaries enter into various contracts that include indemnification and guarantee provisions. Examples of these contracts include financing and lease arrangements, purchase and sale agreements, commodity purchase and sale agreements, construction agreements and agreements with vendors. Although the primary obligation of Mirant Americas Generation, Mirant North America or a subsidiary under such contracts is to pay money or render performance, such contracts may include obligations to indemnify the counterparty for damages arising from the breach thereof and, in certain instances, other existing or potential liabilities. In many cases Mirant Americas Generation’s and Mirant North America’s maximum potential liability cannot be estimated, because some of the underlying agreements contain no limits on potential liability.

Upon issuance or modification of a guarantee, Mirant Americas Generation and Mirant North America determine if the obligation is subject to initial recognition and measurement of a liability and/or disclosure of the nature and terms of the guarantee under FIN 45. Generally, guarantees of the performance of a third party are subject to the recognition and measurement, as well as the disclosure provisions, of FIN 45. Such guarantees must initially be recorded at fair value, as determined in accordance with the interpretation. Mirant Americas Generation and Mirant North America did not have any guarantees at March 31, 2009, that met the recognition requirements under FIN 45.

For the three months ended March 31, 2009, Mirant Americas Generation and Mirant North America had a net decrease to their guarantees of approximately $11 million, which included a decrease of approximately $14 million to their letters of credit, partially offset by an increase of $3 million in certain commercial purchase and sale agreements.

This Note should be read in conjunction with the complete description under Note 9, Commitments and Contingencies—Guarantees, to the Companies’ financial statements in their 2008 Annual Report on Form 10-K for the year ended December 31, 2008.

F.	Related Party Arrangements and Transactions (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Administrative Services Agreement with Mirant Services

Mirant Services provides the Companies with various management, personnel and other services as set forth in the Administrative Services Agreement. The Companies reimburse Mirant Services for amounts equal to Mirant Services’ direct costs of providing such services.

The total costs incurred by the Companies under the Administrative Services Agreement with Mirant Services have been included in the Companies’ accompanying unaudited condensed consolidated statements of operations as follows (in millions):

Mirant Americas Generation and Mirant North America

	Three Months Ended March 31,
	2009	2008
Cost of fuel, electricity and other products—affiliate	$2	$2
Operations and maintenance expense—affiliate	36	36

Total	$38	$38

Mirant Mid-Atlantic

	Three Months Ended March 31,
	2009	2008
Cost of fuel, electricity and other products—affiliate	$2	$2
Operations and maintenance expense—affiliate	20	19

Total	$22	$21

Power Sales Agreement with Mirant Energy Trading (Mirant Mid-Atlantic)

Mirant Mid-Atlantic operates under a Power Sale, Fuel Supply and Services Agreement with Mirant Energy Trading. Amounts due to Mirant Energy Trading for fuel purchases and due from Mirant Energy Trading for power and capacity sales are recorded as a payable to affiliate or accounts receivable—affiliate in Mirant Mid-Atlantic’s accompanying condensed consolidated balance sheets.

Under the Power Sale, Fuel Supply and Services Agreement, Mirant Energy Trading resells Mirant Mid-Atlantic’s energy products in the PJM spot and forward markets and to other third parties. Mirant Mid-Atlantic is paid the amount received by Mirant Energy Trading for such capacity and energy. Mirant Mid-Atlantic has counterparty credit risk in the event that Mirant Energy Trading is unable to collect amounts owed from third parties for the resale of Mirant Mid-Atlantic’s energy products.

Services Agreements with Mirant Energy Trading (Mirant Mid-Atlantic)

Mirant Mid-Atlantic receives services from Mirant Energy Trading which include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. Amounts due to and from Mirant Energy Trading and due from Mirant Energy Trading under the Services Agreements are recorded as a net payable to affiliate or accounts receivable—affiliate, as appropriate. Substantially all energy marketing overhead expenses are allocated to Mirant’s operating subsidiaries. During the three months ended March 31, 2009 and 2008, Mirant Mid-Atlantic incurred approximately $3 million and $3 million, respectively, in costs under these agreements. These costs are included in operations and maintenance expense—affiliate in Mirant Mid-Atlantic’s accompanying unaudited condensed consolidated statements of operations.

Administration Arrangements with Mirant Services

Substantially all of Mirant’s corporate overhead costs are allocated to Mirant’s operating subsidiaries. For the three months ended March 31, 2009 and 2008, the Companies incurred the following in costs under these arrangements, which are included in operations and maintenance expense—affiliate in the Companies’ accompanying unaudited condensed consolidated statements of operations (in millions):

	Three Months Ended March 31,
	2009	2008
Mirant Americas Generation	$32	$36
Mirant North America	$32	$36
Mirant Mid-Atlantic	$22	$20

Notes Receivable from Affiliate (Mirant North America)

During the pendency of the Chapter 11 proceedings, Mirant Americas Generation and certain of its subsidiaries and Mirant and certain of its subsidiaries (excluding Mirant Americas Generation and its subsidiaries) participated in separate intercompany cash management programs whereby cash balances at Mirant and the respective participating subsidiaries were transferred to central concentration accounts to fund working capital and other needs of the respective participants. At March 31, 2009 and December 31, 2008, Mirant North America had current notes receivable from Mirant Americas Generation of $93 million related to its pre-emergence intercompany cash management program. For the three months ended March 31, 2009 and 2008, Mirant North America earned $0 and $1 million, respectively, which is recorded in interest income—affiliate in the accompanying unaudited condensed consolidated statements of operations.

Purchased Emissions Allowances (Mirant Mid-Atlantic)

Mirant Mid-Atlantic purchases emissions allowances from Mirant Energy Trading at Mirant Energy Trading’s original cost to purchase the allowances. Where allowances have been purchased by Mirant Energy Trading from a Mirant affiliate, the price paid by Mirant Energy Trading is determined by market indices. For the three months ended March 31, 2009 and 2008, Mirant Mid-Atlantic purchased $13 million and $0, respectively, of emissions allowances from Mirant Energy Trading. Emissions allowances purchased from Mirant Energy Trading that were utilized in the three months ended March 31, 2009 and 2008, were $13 million and $7 million, respectively, and are recorded in cost of fuel, electricity and other products—affiliate in Mirant Mid-Atlantic’s accompanying unaudited condensed consolidated statements of operations. Amounts expensed as a result of writing down emissions allowances to the lower of cost or market for the three months ended March 31, 2009 and 2008, were $0 and $1 million, respectively, and are recorded in cost of fuel, electricity and other products—affiliate in Mirant Mid-Atlantic’s accompanying unaudited condensed consolidated statements of operations. Beginning in the first quarter of 2009, Mirant Energy Trading maintained the purchased emissions allowances inventory on behalf of Mirant Mid-Atlantic. The emissions allowances were sold by Mirant Energy Trading to Mirant Mid-Atlantic as they were needed for operations. As of March 31, 2009 and December 31, 2008, Mirant Mid-Atlantic had $0 and $19 million, respectively, of emissions allowances recorded in inventories in Mirant Mid-Atlantic’s accompanying condensed consolidated balance sheets.

Preferred Shares in Mirant Americas

Series A

Mirant Americas issued mandatorily redeemable Series A preferred shares to Mirant Mid-Atlantic for the purpose of funding future environmental capital expenditures. For the three months ended March 31, 2009 and March 31, 2008, the Companies recorded $3 million and $4 million in preferred stock in affiliate and member’s interest in the accompanying unaudited condensed consolidated balance sheets of each entity related to the amortization of the discount on the preferred stock in Mirant Americas.

Series B (Mirant Americas Generation)

Mirant Americas issued mandatorily redeemable Series B preferred shares to Mirant Americas Generation for the purpose of supporting the refinancing of Mirant Americas Generation senior notes due in 2011. For the three months ended March 31, 2009 and March 31, 2008, Mirant Americas Generation recorded $2 million and $1 million in preferred stock in affiliate and member’s interest in Mirant Americas Generation’s unaudited condensed consolidated balance sheets related to the amortization of the discount on the preferred stock in Mirant Americas.

G.	Income Taxes (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Americas Generation and Mirant North America

Mirant Americas Generation and Mirant North America are limited liability companies treated as branches of Mirant Americas for income tax purposes. As a result, Mirant Americas and Mirant have direct liability for the majority of the federal and state income taxes relating to Mirant Americas Generation’s and Mirant North America’s operations. Certain of Mirant Americas Generation’s and Mirant North America’s subsidiaries continue to exist as regarded corporate entities for income tax purposes. For those regarded corporate entities, Mirant Americas Generation and Mirant North America allocate current and deferred income taxes to each regarded corporate entity as if such entity were a single taxpayer utilizing the asset and liability method to account for income taxes. To the extent Mirant Americas Generation and Mirant North America provide tax provision or benefit, any related tax payable or receivable to Mirant is reclassified to equity in the same period.

If Mirant Americas Generation were to be allocated income taxes attributable to its operations, pro forma income tax provision attributable to income before tax would be $32 million and $0 for the three months ended March 31, 2009 and 2008, respectively. The pro forma balance of Mirant Americas Generation’s net deferred income taxes would be $0 as of March 31, 2009. If Mirant North America were to be allocated income taxes attributable to its operations, the pro forma income tax provision attributable to income before tax would be $166 million and $0 for the three months ended March 31, 2009 and 2008, respectively. The pro forma balance of Mirant North America’s deferred income taxes would be a net deferred tax liability of $311 million as of March 31, 2009.

If Mirant experiences another “ownership change” within the meaning of Section (“§”) 382 of the Internal Revenue Code of 1986, Mirant Americas Generation’s and Mirant North America’s annual limitation on their regarded corporate entities NOLs and the pro forma annual limitation on Mirant Americas Generation’s pro forma NOLs could be lower and could result in the recognition of additional current tax expense for the regarded corporate entities and additional pro forma current tax expense in future periods. Given §382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in Mirant’s stock that is outside Mirant’s control. On March 26, 2009, Mirant announced the adoption of a stockholder rights plan (the “Stockholder Rights Plan”) to reduce the likelihood of an unintended ownership change. However, there can be no assurance that the Stockholder Rights Plan will prevent such an ownership change.

Mirant Mid-Atlantic

Mirant Mid-Atlantic is a single member limited liability corporation for income tax purposes. Mirant Mid-Atlantic is treated as though it was a branch or division of Mirant Americas Generation’s parent, Mirant Americas for income tax purposes. As a result Mirant Mid-Atlantic is not subject to United States income taxes. If Mirant Mid-Atlantic were to be allocated income taxes attributable to its operations, the pro forma income tax provision (benefit) attributable to income before tax would be $154 million and $(61) million for the three months ended March 31, 2009 and 2008, respectively. The pro forma balance of Mirant Mid-Atlantic’s deferred income taxes would be a net deferred tax liability of $528 million as of March 31, 2009.

H.	Segment Reporting (Mirant Americas Generation and Mirant North America)

Mirant Americas Generation and Mirant North America have four operating segments: Mid-Atlantic, Northeast, California and Other Operations. The Mid-Atlantic segment consists of four generating facilities located in Maryland and Virginia with total net generating capacity of 5,230 MW. The Northeast segment consists of three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW. The California segment consists of three generating facilities located in or near the City of San Francisco, with total net generating capacity of 2,347 MW. Other Operations includes proprietary trading and fuel oil management activities, parent company adjustments for affiliate transactions, interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on the invested cash balances of Mirant Americas Generation and Mirant North America. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances, intercompany revenues, cost of fuel and interest on intercompany notes receivable and notes payable.

In preparing the Mirant Americas Generation and Mirant North America segment reporting note for the three and nine months ended September 30, 2008, management identified a classification error between cost of fuel, electricity and other products—nonaffiliate and cost of fuel, electricity and other products—affiliate for its

Northeast, California and Other Operations segments. For the three months ended March 31, 2008, for the Northeast and California segments, the misstatement resulted in an overstatement of cost of fuel, electricity and other products—nonaffiliate and an understatement of cost of fuel, electricity and other products—affiliate. For the Other Operations segment, the result of the misstatement was an overstatement of cost of fuel, electricity and other products—affiliate and an understatement of cost of fuel, electricity and other products—nonaffiliate. For the Northeast segment, the amount of the reclassification was $71 million for the three months ended March 31, 2008. For the California segment, the amount of the reclassification was $2 million for the three months ended March 31, 2008. For the Other Operations segment, the amount of the reclassification was $73 million for the three months ended March 31, 2008. The misstatement had no effect on total cost of fuel, electricity and other products for any of the segments. Further, the misstatement had no effect on the consolidated financial statements of Mirant Americas Generation or Mirant North America. The following tables for the three months ended March 31, 2008, have been adjusted to reflect the immaterial correction of these misstatements.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2009:
Operating revenues—nonaffiliate[1]	$222	$5	$32	$622	$(3)	$878
Operating revenues—affiliate[2]	450	147	3	(39)	(561)	—

Total operating revenues	672	152	35	583	(564)	878

Cost of fuel, electricity and other products—nonaffiliate[3]	7	—	—	262	—	269
Cost of fuel, electricity and other products—affiliate[4]	158	88	8	309	(561)	2

Total cost of fuel, electricity and other products	165	88	8	571	(561)	271

Gross margin	507	64	27	12	(3)	607

Operating Expenses:
Operations and maintenance—nonaffiliate	60	19	8	1	—	88
Operations and maintenance—affiliate	45	13	9	1	—	68
Depreciation and amortization	24	4	5	1	—	34
Gain on sales of assets, net	(8)	(2)	(1)	—	(4)	(15)

Total operating expenses	121	34	21	3	(4)	175

Operating income	386	30	6	9	1	432
Total other expense, net	1	—	1	36	—	38

Net income (loss)	$385	$30	$5	$(27)	$1	$394

Total assets at March 31, 2009	$6,371	$711	$170	$5,987	$(3,707)	$9,532

[1]	Includes unrealized gains of $175 million and $80 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized losses of $95 million for Other Operations and unrealized gains of $67 million and $28 million for Mid-Atlantic and Northeast, respectively.
[3]	Includes unrealized losses of $1 million for Other Operations.
[4]	Includes unrealized losses of $2 million for Northeast and unrealized gains of $1 million for Mid-Atlantic and Other Operations.

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2008:
Operating revenues—nonaffiliate[1]	$(238)	$7	$31	$502	$—	$302
Operating revenues—affiliate[2]	348	134	11	106	(599)	—

Total operating revenues	110	141	42	608	(599)	302
Cost of fuel, electricity and other products—nonaffiliate[3]	7	9	—	222	—	238
Cost of fuel, electricity and other products—affiliate[4]	139	80	13	369	(599)	2

Total cost of fuel, electricity and other products	146	89	13	591	(599)	240

Gross margin	(36)	52	29	17	—	62

Operating Expenses:
Operations and maintenance—nonaffiliate	55	22	9	—	—	86
Operations and maintenance—affiliate	42	19	9	2	—	72
Depreciation and amortization	21	6	4	—	—	31
Gain on sales of assets, net	—	(4)	—	—	—	(4)

Total operating expenses	118	43	22	2	—	185

Operating income (loss)	(154)	9	7	15	—	(123)
Total other expense (income), net	—	(1)	—	48	—	47

Net income (loss)	$(154)	$10	$7	$(33)	$—	$(170)

Total assets at December 31, 2008	$5,620	$722	$181	$5,083	$(3,054)	$8,552

[1]	Includes unrealized losses of $240 million and $62 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $68 million for Other Operations and unrealized losses of $55 million and $13 million for Mid-Atlantic and Northeast, respectively.
[3]	Includes unrealized losses of $1 million for Mid-Atlantic.
[4]	Includes unrealized losses of $4 million for Mid-Atlantic and unrealized gains of $4 million for Northeast.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2009:
Operating revenues—nonaffiliate[1]	$222	$5	$32	$622	$(3)	$878
Operating revenues—affiliate[2]	450	147	3	(39)	(561)	—

Total operating revenues	672	152	35	583	(564)	878
Cost of fuel, electricity and other products—nonaffiliate[3]	7	—	—	262	—	269
Cost of fuel, electricity and other products—affiliate[4]	158	88	8	309	(561)	2

Total cost of fuel, electricity and other products	165	88	8	571	(561)	271

Gross margin	507	64	27	12	(3)	607

Operating Expenses:
Operations and maintenance—nonaffiliate	60	19	8	1	—	88
Operations and maintenance—affiliate	45	13	9	1	—	68
Depreciation and amortization	24	4	5	1	—	34
Gain on sales of assets, net	(8)	(2)	(1)	—	(4)	(15)

Total operating expenses	121	34	21	3	(4)	175

Operating income	386	30	6	9	1	432
Total other expense, net	1	—	1	5	—	7

Net income	$385	$30	$5	$4	$1	$425

Total assets at March 31, 2009	$6,371	$711	$170	$5,959	$(3,606)	$9,605

[1]	Includes unrealized gains of $175 million and $80 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized losses of $95 million for Other Operations and unrealized gains of $67 million and $28 million for Mid-Atlantic and Northeast, respectively.
[3]	Includes unrealized losses of $1 million for Other Operations.
[4]	Includes unrealized losses of $2 million for Northeast and unrealized gains of $1 million for Mid-Atlantic and Other Operations.

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2008:
Operating revenues—nonaffiliate[1]	$(238)	$7	$31	$502	$—	$302
Operating revenues—affiliate[2]	348	134	11	106	(599)	—

Total operating revenues	110	141	42	608	(599)	302
Cost of fuel, electricity and other products—nonaffiliate[3]	7	9	—	222	—	238
Cost of fuel, electricity and other products—affiliate[4]	139	80	13	369	(599)	2

Total cost of fuel, electricity and other products	146	89	13	591	(599)	240

Gross margin	(36)	52	29	17	—	62

Operating Expenses:
Operations and maintenance—nonaffiliate	55	22	9	—	—	86
Operations and maintenance—affiliate	42	19	9	2	—	72
Depreciation and amortization	21	6	4	—	—	31
Gain on sales of assets, net	—	(4)	—	—	—	(4)

Total operating expenses	118	43	22	2	—	185

Operating income (loss)	(154)	9	7	15	—	(123)
Total other expense (income), net	—	(1)	—	11	—	10

Net income (loss)	$(154)	$10	$7	$4	$—	$(133)

Total assets at December 31, 2008	$5,620	$722	$181	$5,074	$(2,952)	$8,645

[1]	Includes unrealized losses of $240 million and $62 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $68 million for Other Operations and unrealized losses of $55 million and $13 million for Mid-Atlantic and Northeast, respectively.
[3]	Includes unrealized losses of $1 million for Mid-Atlantic.
[4]	Includes unrealized losses of $4 million for Mid-Atlantic and unrealized gains of $4 million for Northeast.

I.	Litigation and Other Contingencies (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The Companies are involved in a number of significant legal proceedings. In certain cases, plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Companies cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and therefore have not made any provision for such matters unless specifically noted below. Pursuant to SFAS 5, management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Companies’ results of operations, financial position or cash flows.

Environmental Matters

EPA Information Request. In January 2001, the EPA issued a request for information to Mirant concerning the implications under the EPA’s NSR regulations promulgated under the Clean Air Act of past repair and maintenance activities at the Potomac River facility in Virginia and the Chalk Point, Dickerson and Morgantown facilities in Maryland. The requested information concerned the period of operations that predates the ownership and lease of those facilities by Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic. Mirant responded fully to this request. Under the APSA, Pepco is responsible for fines and penalties arising from any violation of the NSR regulations associated with operations prior to the acquisition or lease of the facilities by

Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic. If a violation is determined to have occurred at any of the facilities, Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic, as the owner or lessee of the facility, may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. Mirant Chalk Point and Mirant Mid-Atlantic have installed and are installing a variety of emissions control equipment on the Chalk Point, Dickerson and Morgantown facilities in Maryland to comply with the Maryland Healthy Air Act, but that equipment may not include all of the emissions control equipment that could be required if a violation of the EPA’s NSR regulations is determined to have occurred at one or more of those facilities. If such a violation is determined to have occurred after the acquisition or lease of the facilities by Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, Mirant Potomac River, Mirant Chalk Point or Mirant Mid-Atlantic could also be subject to fines and penalties by the state or federal government for the period after its acquisition or lease of the facility at issue, the cost of which may be material, although applicable bankruptcy law may bar such liability for periods prior to January 3, 2006, when the Plan became effective for Mirant Potomac River, Mirant Chalk Point and Mirant Mid-Atlantic.

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

Mirant Potomac River Wind Screen NOV. On December 18, 2008, the Virginia DEQ issued an NOV to Mirant Potomac River asserting that on November 21, 2008 and December 10, 2008, observations of the windscreens installed on fencing surrounding the coal pile at the Potomac River facility indicated that the screening was not properly fastened, resulting in a potential violation of Virginia’s Air Pollution Control Law and regulations. The NOV did not seek a specific penalty amount but noted that the violations identified could subject Mirant Potomac River to civil penalties of varying amounts under different provisions of the Virginia Code, including a potential civil fine of up to $100,000. On March 16, 2009, Mirant Potomac River and the Virginia DEQ entered into a Consent Order that resolved this NOV issued December 18, 2008. Under the Consent Order, Mirant Potomac River paid a civil charge of $26,000.

Notice of Intent to Sue Regarding Chalk Point Emissions. Mirant, Mirant Mid-Atlantic and Mirant Chalk Point received a letter dated January 22, 2009, from the Environmental Integrity Project, the Chesapeake Climate Action Network and an individual providing notice that they intend to file suit alleging that Mirant Chalk Point has failed to install controls to limit emissions of particulate matter on two units of the Chalk Point generating facility that burn residual fuel oil. The January 22, 2009, letter alleges that the failure to install such controls violates the Clean Air Act and Maryland environmental regulations. The letter states that the organizations intend to file suit to enjoin the violations alleged, to obtain civil penalties for past noncompliance and to recover attorney’s fees. Mirant disputes the allegations of violations of the Clean Air Act and Maryland environmental regulations made by the two organizations in the January 22, 2009, letter.

New York State Administrative Claims (Mirant Americas Generation and Mirant North America). On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Chapter 11 proceedings of Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”) asserting a claim seeking to require the Mirant Debtors to provide funding to the Companies’ subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations, citing various then outstanding matters between the State and the Companies’ subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations. On April 12, 2008, the State of New York and the NYSDEC filed a separate notice of administrative claims in the bankruptcy proceedings of Mirant New York, Mirant Bowline and Mirant Lovett (all of which emerged from bankruptcy in 2007) alleging various potential violations of New York environmental laws and regulations related to the operation of the Bowline and Lovett generating facilities during the period those entities were in bankruptcy. Except for the alleged violations described below in Lovett Coal Ash Management Facility Notice of Hearing and Complaint, all of the matters or alleged violations set out in the January 24, 2006, and April 12, 2008, administrative claims have now been resolved.

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

Lovett Coal Ash Management Facility Notice of Hearing and Complaint (Mirant Americas Generation and Mirant North America). On April 16, 2008, the staff of the NYSDEC filed a complaint with the NYSDEC against Mirant Lovett alleging various violations of New York’s Environmental Conservation Law arising from the coal ash management facility (“CAMF”) located near the former Lovett generating facility, including the alleged discharge of pollutants into the groundwater in excess of allowed levels. The complaint also contends that Mirant Lovett failed to provide an adequate Leachate Assessment Report related to the CAMF that the NYSDEC staff asserts was required under the terms of a Consent Order dated June 2, 2006. The complaint requests that Mirant Lovett be required to perform various assessments related to groundwater quality and causes of leachate from the CAMF and seeks assessment of a civil penalty of $200,000 and the recovery of $15,000 for the portion of a penalty imposed under the June 2, 2006, Consent Order that had been suspended. Mirant Lovett disputes the allegations made by the NYSDEC staff in its complaint and thinks that it has complied with the June 2, 2006, Consent Order.

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

Notice of Violations Relating to State Line Generating Station (Mirant Americas Generation). On April 16, 2009, the EPA issued a Notice and Finding of Violations to Mirant Americas, Dominion Resources Services, Inc., Dominion Resources, Inc. and Commonwealth Edison Company. The notice alleges that various activities occurring from 1994 through 2008 at the Kincaid generating facility in Illinois and the State Line generating facility in Indiana violated the EPA’s NSR regulations and other provisions of the Clean Air Act. Mirant Americas Generation and its subsidiaries have had no ownership interest in or other involvement with the Kincaid facility. Through subsidiaries, Mirant Americas Generation acquired the State Line facility from a subsidiary of Commonwealth Edison Company in December 1997. Mirant Americas Generation sold its subsidiaries owning the State Line facility to subsidiaries of Dominion Resources in June 2002. The contracts under which Mirant Americas Generation acquired and sold its ownership interests in the State Line facility were rejected in Mirant’s bankruptcy proceedings, and, as a result, Mirant Americas Generation and its subsidiaries have no contractual obligations to either Commonwealth Edison Company and its subsidiaries or Dominion resources and its subsidiaries related to the State Line facility. Furthermore, applicable bankruptcy law may bar any liability of Mirant Americas Generation and its subsidiaries for fines based on events occurring in periods prior to January 3, 2006, when the Plan became effective.

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, the Mirant Debtors, including the Companies and their subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant, the Companies and most of the Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. The remaining Mirant Debtors (Mirant New York, Mirant Bowline, Mirant Lovett, Mirant NY-Gen and Hudson Valley Gas) emerged from bankruptcy on various dates in 2007. As of March 31, 2009, approximately 850,000 of the shares of Mirant common stock to be distributed under the Plan had not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims, regardless of the price at which Mirant common stock is trading at the time the claim is resolved.

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

On January 14, 2005, Mirant and certain of its subsidiaries, including the Companies (the “Mirant Settling Parties”) entered into a Settlement and Release of Claims Agreement (the “California Settlement”) with PG&E, Southern California Edison Company, San Diego Gas and Electric Company, the CPUC, the DWR, the EOB and the Attorney General of the State of California (collectively, the “California Parties”). The California Settlement was approved by the FERC on April 13, 2005, and became effective on April 15, 2005, upon its approval by the Bankruptcy Court. The California Settlement resulted in the release of most of Mirant Americas Energy Marketing’s potential liability (1) in the FERC Refund Proceedings for sales made in the CAISO or the Cal PX markets, (2) in the Pacific Northwest Proceeding, and (3) in any proceedings at the FERC resulting from the complaint filed in 2002 by the California Attorney General. Based on the California Settlement, on April 15, 2008, the FERC dismissed Mirant Americas Energy Marketing and the other subsidiaries of the Companies from the proceeding initiated by the complaint filed in 2002 by the California Attorney General.

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

Mirant Americas Energy Marketing Contract Dispute with Southern California Water. On December 21, 2001, Southern California Water Company filed a complaint at the FERC seeking reformation of the purchase price of energy under a long-term contract it had entered with Mirant Americas Energy Marketing, claiming that the prices under that contract were unjust and unreasonable because, when it entered the contract, western power markets were dysfunctional and non-competitive. The contract was for the purchase of 15 MWs during the period April 1, 2001, through December 31, 2006. On June 25, 2003, the FERC dismissed this proceeding. Southern California Water appealed that dismissal to the United States Court of Appeals for the Ninth Circuit, which on December 19, 2006, reversed the dismissal of the complaint and a number of other similar complaints and remanded the proceedings to the FERC. On June 26, 2008, the United States Supreme Court affirmed the remand of the Southern California Water proceeding and the other similar proceedings to the FERC, concluding that the FERC should analyze further (1) whether the contracts at issue imposed an excessive burden on consumers in the later periods covered by the contracts, not just at their outset, and (2) whether any of the sellers engaged in unlawful market manipulation, which the Court concluded would remove the premise underlying the FERC’s dismissal of the complaints that the rates agreed to in the contracts were based on fair, arm’s length negotiations. On December 18, 2008, the FERC issued an order on remand providing for the record to be supplemented through further written filings by the parties regarding the specific issues raised by the ruling entered by the

United States Supreme Court. Upon the transfer of the assets of the trading and marketing business to Mirant Energy Trading under the Plan, Mirant Energy Trading assumed Mirant Americas Energy Marketing’s contract obligations to Southern California Water Company, including any potential refund obligations. On May 1, 2009, Mirant Energy Trading and Southern California Water Company entered into a settlement agreement under which Southern California Water Company agreed to release its claims in return for a payment from Mirant Energy Trading of $1 million. The settlement agreement is not effective until Southern California Water Company has filed at the FERC to withdraw its complaint and that withdrawal becomes effective or the FERC approves the settlement agreement as an offer of settlement.

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

Other Legal Matters

The Companies are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Companies’ results of operations, financial position or cash flows.

J.	Settlements and Other Charges (Mirant Americas Generation, Mirant North America, and Mirant Mid-Atlantic)

Potomac River Settlement

In July 2008, the City of Alexandria, Virginia (in which the Potomac River generating facility is located) and Mirant Potomac River entered into an agreement containing certain terms that were included in a proposed comprehensive state operating permit for the Potomac River generating facility issued by the Virginia DEQ that month. Under that agreement, Mirant Potomac River committed to spend $34 million over several years to reduce particulate emissions. The $34 million was placed in escrow and is included in funds on deposit and other noncurrent assets in the accompanying condensed consolidated balance sheets and in the Company’s estimated capital expenditures. On July 30, 2008, the Virginia State Air Pollution Control Board approved the comprehensive permit with terms consistent with the agreement between Mirant Potomac and the City of Alexandria, and the Virginia DEQ issued the permit on July 31, 2008.

Prior to the issuance of the comprehensive state operating permit in July 2008, the Potomac River generating facility operated under a state operating permit issued June 1, 2007, that significantly restricted the facility’s operations by imposing stringent limits on its SO2 emissions and constraining unit operations so that no more than three of the facility’s five units could operate at one time. In compliance with the comprehensive permit, in 2008 the Company merged the stacks for units 3, 4 and 5 into one stack at the Potomac River generating facility and, in January 2009, the Company merged the stacks for units 1 and 2 into one stack. With the completion of the stack mergers, the permit issued in July 2008 will not constrain operations of the Potomac River generating facility below historical operations and will allow operation of all five units at one time. Certain provisions of Virginia’s air emissions regulations adopted to implement the CAIR, however, could constrain the facility’s operations. Mirant Potomac River has challenged those regulations in court.

K.	Guarantor/Non-Guarantor Condensed Consolidating Financial Information (Mirant North America)

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

The following sets forth unaudited condensed consolidating financial statements of the guarantor and non-guarantor subsidiaries:

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended March 31, 2009

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$(3)	$187	$868	$(174)	$878
Cost of fuel, electricity and other products	—	96	349	(174)	271

Gross margin	(3)	91	519	—	607

Operating Expenses:
Operations and maintenance	—	49	107	—	156
Depreciation and amortization	—	9	24	1	34
Gain on sales of assets, net	(4)	(3)	(8)	—	(15)

Total operating expenses	(4)	55	123	1	175

Operating income (loss)	1	36	396	(1)	432
Equity earnings of subsidiaries	(445)	—	—	445	—
Other expense (income), net	21	1	1	(16)	7

Net income (loss)	$425	$35	$395	$(430)	$425

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended March 31, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$—	$183	$300	$(181)	$302
Cost of fuel, electricity and other products	—	102	319	(181)	240

Gross margin	—	81	(19)	—	62

Operating Expenses:
Operations and maintenance	—	58	100	—	158
Depreciation and amortization	—	10	21	—	31
Gain on sales of assets, net	—	(4)	—	—	(4)

Total operating expenses	—	64	121	—	185

Operating income (loss)	—	17	(140)	—	(123)
Equity earnings of subsidiaries	110	—	—	(110)	—
Other expense (income), net	23	—	(2)	(11)	10

Net income (loss)	$(133)	$17	$(138)	$121	$(133)

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

At March 31, 2009

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$105	$—	$319	$—	$424
Funds on deposit	123	—	79	—	202
Receivables—nonaffiliate	—	1	515	—	516
Receivables—affiliate	1	66	39	(94)	12
Notes receivable—affiliate	15	111	—	(33)	93
Derivative contract assets—nonaffiliate	—	—	3,249	—	3,249
Derivative contract assets—affiliate	—	116	88	(204)	—
Inventories	—	30	227	—	257
Prepaid rent and other payments	—	16	104	—	120

Total current assets	244	340	4,620	(331)	4,873

Property, Plant and Equipment, net	—	476	2,788	95	3,359

Noncurrent Assets:
Goodwill, net	(799)	—	799	—	—
Intangible assets, net	—	51	142	—	193
Derivative contract assets—nonaffiliate	—	—	866	—	866
Derivative contract assets—affiliate	—	5	—	(5)	—
Prepaid rent	—	—	234	—	234
Debt issuance costs, net	29	—	—	—	29
Investments in subsidiaries	6,078	—	—	(6,078)	—
Other	—	23	28	—	51

Total noncurrent assets	5,308	79	2,069	(6,083)	1,373

Total Assets	$5,552	$895	$9,477	$(6,319)	$9,605

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$40	$—	$3	$—	$43
Notes payable—affiliate	19	14	—	(33)	—
Accounts payable and accrued liabilities	17	17	647	—	681
Payable to affiliate	1	43	82	(94)	32
Derivative contract liabilities—nonaffiliate	—	—	2,772	—	2,772
Derivative contract liabilities—affiliate	—	88	116	(204)	—
Other	—	17	6	—	23

Total current liabilities	77	179	3,626	(331)	3,551

Noncurrent Liabilities:
Long-term debt	1,187	—	24	—	1,211
Derivative contract liabilities—nonaffiliate	—	—	431	—	431
Derivative contract liabilities—affiliate	—	—	5	(5)	—
Asset retirement obligations	—	29	11	—	40
Other	—	2	82	—	84

Total noncurrent liabilities	1,187	31	553	(5)	1,766

Commitments and Contingencies
Member’s Equity	4,288	685	5,298	(5,983)	4,288

Total Liabilities and Member’s Equity	$5,552	$895	$9,477	$(6,319)	$9,605

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

At December 31, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$101	$—	$253	$—	$354
Funds on deposit	123	—	73	—	196
Receivables—nonaffiliate	—	4	738	—	742
Receivables—affiliate	—	111	76	(177)	10
Notes receivable—affiliate	10	109	—	(26)	93
Derivative contract assets—nonaffiliate	—	—	2,582	—	2,582
Derivative contract assets—affiliate	—	92	86	(178)	—
Inventories	(2)	30	210	—	238
Prepaid rent and other payments	—	13	107	—	120

Total current assets	232	359	4,125	(381)	4,335

Property, Plant and Equipment, net	—	483	2,626	80	3,189

Noncurrent Assets:
Goodwill, net	(799)	—	799	—	—
Intangible assets, net	—	51	144	—	195
Derivative contract assets—nonaffiliate	—	—	585	—	585
Derivative contract assets—affiliate	—	2	—	(2)	—
Prepaid rent	—	—	258	—	258
Debt issuance costs, net	32	—	—	—	32
Investments in subsidiaries	5,700	—	—	(5,700)	—
Other	—	19	32	—	51

Total noncurrent assets	4,933	72	1,818	(5,702)	1,121

Total Assets	$5,165	$914	$8,569	$(6,003)	$8,645

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$42	$—	$3	$—	$45
Notes payable—affiliate	17	9	—	(26)	—
Accounts payable and accrued liabilities	—	24	765	—	789
Payable to affiliate	—	85	126	(177)	34
Derivative contract liabilities—nonaffiliate	—	—	2,268	—	2,268
Derivative contract liabilities—affiliate	—	86	92	(178)	—
Other	—	13	9	—	22

Total current liabilities	59	217	3,263	(381)	3,158

Noncurrent Liabilities:
Long-term debt	1,223	—	25	—	1,248
Derivative contract liabilities—nonaffiliate	—	—	244	—	244
Derivative contract liabilities—affiliate	—	—	2	(2)	—
Asset retirement obligations	—	28	12	—	40
Other	—	2	70	—	72

Total noncurrent liabilities	1,223	30	353	(2)	1,604

Commitments and Contingencies
Member’s Equity	3,883	667	4,953	(5,620)	3,883

Total Liabilities and Member’s Equity	$5,165	$914	$8,569	$(6,003)	$8,645

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2009

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash Flows provided by (used in):
Operating activities	$54	$9	$271	$(49)	$285
Investing activities	(25)	(27)	(154)	50	(156)
Financing activities	(25)	18	(51)	(1)	(59)

Net increase in cash and cash equivalents	4	—	66	—	70
Cash and cash equivalents, beginning of period	101	—	253	—	354

Cash and cash equivalents, end of period	$105	$—	$319	$—	$424

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Three Months Ended March 31, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash Flows provided by (used in):
Operating activities	$268	$62	$180	$(250)	$260
Investing activities	(25)	(49)	(118)	69	(123)
Financing activities	(198)	(13)	(191)	181	(221)

Net increase (decrease) in cash and cash equivalents	45	—	(129)	—	(84)
Cash and cash equivalents, beginning of period	224	—	473	—	697

Cash and cash equivalents, end of period	$269	$—	$344	$—	$613

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

A.	Mirant Americas Generation

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Mirant Americas Generation and the notes thereto, which are included elsewhere in this report.

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

Hedging Activities

We hedge economically a substantial portion of our Mid-Atlantic coal-fired baseload generation and certain of our Northeast gas and oil-fired generation through OTC transactions. However, we generally do not hedge our intermediate and peaking units for tenors greater than 12 months. A significant portion of our hedges are financial swap transactions between Mirant Mid-Atlantic and financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. At April 14, 2009, our aggregate hedge levels based on expected generation for each period were as follows:

	Aggregate Hedge Levels Based on Expected Generation
	2009	2010	2011	2012	2013
Power	95%	72%	32%	33%	23%
Fuel	88%	70%	54%	28%	6%

Capital Expenditures and Capital Resources

Including amounts already spent to date, we expect to incur total capital expenditures of $1.674 billion to comply with the limitations on SO2, NOx and mercury emissions imposed by the Maryland Healthy Air Act. As of March 31, 2009, we have paid approximately $1.119 billion for capital expenditures related to the Maryland Healthy Air Act. For the three months ended March 31, 2009, we paid $169 million for capital expenditures, excluding capitalized interest, of which $122 million related to the Maryland Healthy Air Act. The following table details the expected timing of payments for our estimated capital expenditures, excluding capitalized interest, for the remaining nine months of 2009 and for 2010 (in millions):

	2009	2010
Maryland Healthy Air Act	$368	$187
Other environmental	16	30
Maintenance	127	132
Construction	46	56
Other	2	6

Total	$559	$411

We expect that available cash, proceeds from redemption of preferred shares in Mirant Americas and future cash flows from operations will be sufficient to fund these capital expenditures.

Consolidated Financial Performance

We reported net income of $394 million and a net loss of $170 million for the periods ended March 31, 2009 and 2008, respectively. The change in net income (loss) is detailed as follows (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$353	$365	$(12)
Unrealized gross margin	254	(303)	557

Total gross margin	607	62	545

Operating Expenses:
Operations and maintenance—nonaffiliate	88	86	2
Operations and maintenance—affiliate	68	72	(4)
Depreciation and amortization	34	31	3
Gain on sales of assets, net	(15)	(4)	(11)

Total operating expenses	175	185	(10)

Operating income (loss)	432	(123)	555
Total other expense, net	38	47	(9)

Net income (loss)	$394	$(170)	$564

The following discussion includes non-GAAP financial measures because we present our consolidated financial performance in terms of gross margin. Gross margin is our operating revenue less cost of fuel, electricity and other products, and excludes depreciation and amortization. We present gross margin, excluding depreciation and amortization, and realized gross margin separately from unrealized gross margin in order to be consistent with how we manage our business. Therefore, it may not be possible to compare our non-GAAP financial measures with those of other companies which also present similar non-GAAP financial measures. We encourage our investors to review our unaudited condensed consolidated financial statements and other publicly filed reports in their entirety and not to rely on a single financial measure.

•	Our realized gross margin decrease of $12 million was principally a result of the following:

•

a decrease of $88 million in energy, primarily as a result of a decrease in power prices and an increase in the cost of emissions allowances. In addition, generation volumes decreased 5% primarily because our Mid-Atlantic baseload units generated less as a result of decreases in natural gas prices at times making it uneconomic for certain of our coal-fired units to generate. The decreases in energy gross margin were partially offset by a decrease in the price of fuel;

•

an increase of $72 million in realized value of hedges. In 2009, realized value of hedges was $108 million which reflects the amount by which the settlement value of power contracts exceeded market prices, partially offset by the amount by which contract prices for fuel exceeded market prices for fuel. In 2008, realized value of hedges was $36 million which reflects the amount by which market prices for fuel exceeded the contract prices for fuel, partially offset by the amount by which market prices exceeded the settlement value of power contracts; and

•	an increase of $4 million in contracted and capacity primarily related to higher capacity prices in 2009.

•	Our unrealized gross margin increase of $557 million was principally a result of the following:

•

unrealized gains of $254 million in 2009, which included a $341 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by unrealized losses of $87 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized losses of $303 million in 2008, which included a $313 million net decrease in the value of hedge contracts for future periods primarily related to increases in forward power and natural gas prices, partially offset by unrealized gains of $10 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods.

•	Our operating expense decrease of $10 million is primarily the result of an increase of $11 million in gain on sales of emissions allowances sold to third parties.

•

Other expense, net decreased $9 million reflecting lower interest expense as a result of lower outstanding debt and higher interest capitalized on projects under construction, partially offset by lower interest income as a result of lower interest rates on invested cash and lower average cash balances in 2009 compared to the same period in 2008.

Commodity Prices

The forward prices for power, natural gas, fuel oil and coal decreased during the three months ended March 31, 2009, and we recognized unrealized gains of $254 million. However, the average market price for power decreased at a faster pace than the decline in the average market price of coal during the three months ended March 31, 2009. As a result, the energy gross margin from our baseload coal units was negatively affected by contracting “dark spreads,” the difference between the price received for electricity generated compared to the market price of the coal required to produce the electricity. We are generally economically neutral for that portion of the portfolio that we have hedged because our realized gross margin will reflect the contractual prices of our power and fuel contracts.

Our coal supply comes primarily from the Central Appalachian and Northern Appalachian coal regions. We enter into contracts of varying terms to secure appropriate quantities of fuel that meet the varying specifications of our generating facilities. For our coal-fired generating facilities, we purchase coal from a variety of suppliers under contracts with terms of varying lengths, some of which extend to 2013. Most of our coal contracts are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in derivative contract assets and liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2009, the net fair value of these long-term coal agreements was approximately $(138) million.

Granted Emissions Allowances

As a result of the capital expenditures we are incurring to comply with the requirements of the Maryland Healthy Air Act, we anticipate that we will have excess SO2 and NOx emissions allowances in future periods. We plan to continue to maintain some SO2 and NOx emissions allowances above those needed for our current expected generation in case our actual generation exceeds our current forecasts for future periods and for possible future additions of generating capacity. At March 31, 2009, the estimated fair value of our excess SO2 and NOx emissions allowances was approximately $26 million.

Results of Operations

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

In the tables below, the Mid-Atlantic region includes our Chalk Point, Dickerson, Morgantown and Potomac River facilities. The Northeast region includes our Bowline, Canal, Kendall and Martha’s Vineyard facilities. For the three months ended March 31, 2008, the Northeast region also included the Lovett generating facility, which was shut down on April 19, 2008. The California region includes our Contra Costa, Pittsburg and Potrero facilities. Other Operations includes proprietary trading and fuel oil management activities. Other Operations also includes interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

Operating Statistics

The following table summarizes Net Capacity Factor by region for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Mid-Atlantic	33%	36%	(3)%
Northeast	16%	15%	1%
California	3%	3%	—%
Total	22%	23%	(1)%

The following table summarizes power generation volumes by region for the three months ended March 31, 2009 and 2008 (in gigawatt hours):

	Three Months Ended March 31,		Increase/ (Decrease)	Increase/ (Decrease)
	2009	2008
Mid-Atlantic:
Baseload	3,726	4,070	(344)	(8)%
Intermediate	105	73	32	44%
Peaking	31	46	(15)	(33)%

Total Mid-Atlantic	3,862	4,189	(327)	(8)%

Northeast:
Baseload	365	368	(3)	(1)%
Intermediate	534	513	21	4%

Total Northeast	899	881	18	2%

California:
Intermediate	176	131	45	34%
Peaking	—	10	(10)	(100)%

Total California	176	141	35	25%

Total	4,937	5,211	(274)	(5)%

The decrease in power generation volumes for the three months ended March 31, 2009, as compared to the three months ended March 31, 2008, is primarily the result of decreases in our Mid-Atlantic baseload generation as a result of decreases in natural gas prices, at times making it uneconomic for certain of our coal-fired units to generate.

All of our California facilities operate under tolling agreements or are subject to RMR arrangements. Our natural gas-fired units in service at Contra Costa and Pittsburg operate under tolling agreements with PG&E for 100% of the capacity from these units and our Potrero units are subject to RMR arrangements. Therefore, changes in power generation volumes from those facilities, which can be caused by weather, planned outages, or other factors, generally do not affect our gross margin.

Gross Margin Overview

The following table details realized and unrealized gross margin by operating segments (in millions):

	Three Months Ended March 31,
	2009			2008
	Realized	Unrealized	Total	Realized	Unrealized	Total
Mid-Atlantic	$264	$243	$507	$264	$(300)	$(36)
Northeast	38	26	64	61	(9)	52
California	27	—	27	29	—	29
Other Operations	27	(15)	12	11	6	17
Eliminations	(3)	—	(3)	—	—	—

Total	$353	$254	$607	$365	$(303)	$62

Gross margin for the three months ended March 31, 2009 and 2008, is further detailed as follows (in millions):

	Three Months Ended March 31, 2009
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$72	$15	$—	$27	$(3)	$111
Contracted and capacity	85	22	27	—	—	134
Realized value of hedges	107	1	—	—	—	108

Total realized gross margin	264	38	27	27	(3)	353
Unrealized gross margin	243	26	—	(15)	—	254

Total gross margin	$507	$64	$27	$12	$(3)	$607

	Three Months Ended March 31, 2008
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$165	$22	$1	$11	$—	$199
Contracted and capacity	78	24	28	—	—	130
Realized value of hedges	21	15	—	—	—	36

Total realized gross margin	264	61	29	11	—	365
Unrealized gross margin	(300)	(9)	—	6	—	(303)

Total gross margin	$(36)	$52	$29	$17	$—	$62

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

Realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts and the difference between market prices and contract costs for coal that we purchased under long-term agreements. Power hedging contracts include sales of both power and natural gas used to hedge power prices as well as hedges to capture the incremental value related to the geographic location of our physical assets.

Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately 50% of our net generating capacity, includes four generating facilities with total net generating capacity of 5,230 MW.

The following tables summarize the results of operations of our Mid-Atlantic segment (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$264	$264	$—
Unrealized gross margin	243	(300)	543

Total gross margin	507	(36)	543

Operating Expenses:
Operations and maintenance	105	97	8
Depreciation and amortization	24	21	3
Gain on sales of assets, net	(8)	—	(8)

Total operating expenses	121	118	3

Operating income (loss)	386	(154)	540
Total other expense, net	1	—	1

Net income (loss)	$385	$(154)	$539

Gross Margin

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Energy	$72	$165	$(93)
Contracted and capacity	85	78	7
Realized value of hedges	107	21	86

Total realized gross margin	264	264	—
Unrealized gross margin	243	(300)	543

Total gross margin	$507	$(36)	$543

Realized gross margin was the same for each period. However, the changes in the components of realized gross margin were principally a result of the following:

•

an increase of $86 million in realized value of hedges. In 2009, realized value of hedges was $107 million which reflects the amount by which the settlement value of power contracts exceeded market prices. In 2008, realized value of hedges was $21 million which reflects the amount by which market prices for coal exceeded the contract prices for coal that we purchased under long-term agreements, partially offset by the amount by which market prices exceeded the settlement value of power contracts;

•	an increase of $7 million in contracted and capacity primarily related to higher capacity prices in 2009; partially offset by

•

a decrease of $93 million in energy, primarily as a result of a decrease in power prices and an increase in the cost of emissions allowances. In addition, generation volumes decreased 8% because our Mid-Atlantic baseload units generated less as a result of decreases in natural gas prices at times making it uneconomic for certain of our coal-fired units to generate. These decreases were partially offset by a decrease in the price of coal.

The increase of $543 million in unrealized gross margin was comprised of the following:

•

unrealized gains of $243 million in 2009, which included a $312 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by unrealized losses of $69 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized losses of $300 million in 2008, which included a $316 million net decrease in the value of hedge contracts for future periods primarily related to increases in forward power and natural gas prices, partially offset by unrealized gains of $16 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods.

Operating Expenses

The increase of $3 million in operating expenses is primarily a result of the following:

•

an increase of $8 million in operations and maintenance expense primarily a result of outages, an increase in property taxes and an increase in chemical costs related to our installed pollution control equipment;

•

an increase of $3 million in depreciation and amortization expense related to pollution control equipment placed in service as part of our compliance with the Maryland Healthy Air Act; partially offset by

•	an increase of $8 million in gain on sale of assets related to emissions allowances sold to third parties in 2009.

Northeast

Our Northeast segment is comprised of our three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW.

The following tables summarize the results of operations of our Northeast segment (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$38	$61	$(23)
Unrealized gross margin	26	(9)	35

Total gross margin	64	52	12

Operating Expenses:
Operations and maintenance	32	41	(9)
Depreciation and amortization	4	6	(2)
Gain on sales of assets, net	(2)	(4)	2

Total operating expenses	34	43	(9)

Operating income	30	9	21
Total other income, net	—	(1)	1

Net income	$30	$10	$20

Gross Margin

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Energy	$15	$22	$(7)
Contracted and capacity	22	24	(2)
Realized value of hedges	1	15	(14)

Total realized gross margin	38	61	(23)
Unrealized gross margin	26	(9)	35

Total gross margin	$64	$52	$12

The decrease of $23 million in realized gross margin was principally a result of the following:

•

a decrease of $14 million in realized value of hedges. In 2009, realized value of hedges was $1 million which reflects the amount by which the settlement value of power contracts exceeded market prices, offset by the amount by which contract prices for fuel exceeded market prices for fuel. In 2008, realized value of hedges was $15 million which reflects the amount by which market prices for fuel exceeded the contract prices for fuel and the amount by which the settlement value of power contracts exceeded market prices; and

•

a decrease of $7 million in energy, primarily as a result of a decrease in power prices, an increase in the cost of emissions allowances and the shutdown of the Lovett facility, partially offset by lower fuel costs and an increase in generation volumes from intermediate units.

The increase of $35 million in unrealized gross margin was comprised of the following;

•

unrealized gains of $26 million in 2009, which included a $25 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and fuel prices and unrealized gains of $1 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods; and

•

unrealized losses of $9 million in 2008, which included an $11 million net decrease from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $2 million net increase in the value of hedge contracts for future periods.

Operating Expenses

The decrease of $9 million in operating expenses was primarily the result of a decrease in operations and maintenance expense related to the shutdown of the Lovett facility in April 2008.

California

Our California segment consists of the Contra Costa, Pittsburg and Potrero facilities with total net generating capacity of 2,347 MW.

The following tables summarize the results of operations of our California segment (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$27	$29	$(2)
Unrealized gross margin	—	—	—

Total gross margin	27	29	(2)

Operating Expenses:
Operations and maintenance	17	18	(1)
Depreciation and amortization	5	4	1
Gain on sales of assets, net	(1)	—	(1)

Total operating expenses	21	22	(1)

Operating income	6	7	(1)
Total other expense, net	1	—	1

Net income	$5	$7	$(2)

Gross Margin

	Three Months Ended March 31,		Decrease
	2009	2008
Energy	$—	$1	$(1)
Contracted and capacity	27	28	(1)

Total realized gross margin	27	29	(2)
Unrealized gross margin	—	—	—

Total gross margin	$27	$29	$(2)

All of our California facilities operate under tolling agreements or are subject to RMR arrangements. Our natural gas-fired units in service at Contra Costa and Pittsburg operate under tolling agreements with PG&E for 100% of the capacity from these units, and our Potrero units are subject to RMR arrangements. Therefore, our gross margin generally is not affected by changes in power generation volumes from those facilities.

Other Operations

Other Operations includes proprietary trading and fuel oil management activities, interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The following tables summarize the results of operations of our Other Operations segment (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$27	$11	$16
Unrealized gross margin	(15)	6	(21)

Total gross margin	12	17	(5)

Operating Expenses:
Operations and maintenance	2	2	—
Depreciation and amortization	1	—	1

Total operating expenses	3	2	1

Operating income	9	15	(6)
Total other expense, net	36	48	(12)

Net loss	$(27)	$(33)	$6

Gross Margin

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Energy	$27	$11	$16

Total realized gross margin	27	11	16
Unrealized gross margin	(15)	6	(21)

Total gross margin	$12	$17	$(5)

The increase of $16 million in realized gross margin was principally a result of a $24 million increase in gross margin from proprietary trading activities, partially offset by an $8 million decrease in gross margin from our fuel oil management activities. The increases in proprietary trading activities are a result of an increase in the realized value associated with power positions in 2009 as compared to 2008. The decrease in fuel oil management activities is a result of lower gross margin on sales of fuel oil inventory to third parties and affiliates as a result of lower market prices.

The decrease of $21 million in unrealized gross margin was comprised of the following:

•

unrealized losses of $15 million in 2009, which included unrealized losses of $19 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by unrealized gains of $4 million as a result of decreases in forward power and fuel prices; and

•

unrealized gains of $6 million in 2008, which included unrealized gains of $4 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods and unrealized gains of $2 million as a result of increases in forward power and fuel prices.

Other Expense, Net

Other expense, net decreased $12 million, primarily as a result of the following:

•	a decrease of $16 million in interest expense related to lower debt outstanding and higher interest capitalized on construction projects in 2008; partially offset by

•	a decrease of $6 million in interest income primarily related to lower interest rates on invested cash and lower average cash balances.

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

The table below sets forth total cash, cash equivalents and availability under credit facilities of Mirant Americas Generation and its subsidiaries at March 31, 2009 and December 31, 2008 (in millions):

	At March 31, 2009	At December 31, 2008
Cash and Cash Equivalents:
Mirant Americas Generation	$19	$—
Mirant North America	227	229
Mirant Mid-Atlantic	197	125

Total cash and cash equivalents	443	354
Available under credit facilities	598	583

Total cash, cash equivalents and credit facilities availability	$1,041	$937

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At March 31, 2009 and December 31, 2008, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

Available under credit facilities at March 31, 2009 and December 31, 2008, reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy protection in October 2008, will not honor its $45 million commitment under the Mirant North America senior secured revolving credit facility.

Mirant Americas Generation is a holding company. The chart below is a summary representation of our capital structure and is not a complete organizational chart.

Except for existing cash on hand and, in the case of Mirant North America, borrowings and letters of credit under its credit facilities, the Mirant Americas Generation and Mirant North America holding companies are dependent for liquidity on the distributions and dividends of their subsidiaries, capital contributions received upon redemptions of preferred shares in Mirant Americas and, at their discretion, additional capital contributions from Mirant Corporation and Mirant Americas. The ability of Mirant North America and its subsidiary Mirant Mid-Atlantic to make distributions and pay dividends is restricted under the terms of their debt agreements and leveraged lease documentation, respectively. At March 31, 2009, Mirant North America had distributed to us all available cash that was permitted to be distributed under the terms of its debt agreements, leaving $424 million at Mirant North America and its subsidiaries. Of this amount, $197 million was held by Mirant Mid-Atlantic which, as of March 31, 2009, met the tests under the leveraged lease documentation permitting it to make distributions to Mirant North America. Although Mirant North America is in compliance with its financial covenants, as of March 31, 2009, it is restricted from making distributions by the free cash flow requirements under the restricted payment test of its senior credit facility. The primary factor lowering the free cash flow calculation for Mirant North America is the significant capital expenditure program of Mirant Mid-Atlantic to install emissions controls at its Chalk Point, Dickerson and Morgantown coal-fired units to comply with the Maryland Healthy Air Act. We do not expect the liquidity effect of the restriction on distributions under the Mirant North America senior credit facility to be material given that the majority of our liquidity needs arise from the activities of Mirant North America and its subsidiaries, the restriction does not limit Mirant North America from making distributions to us to fund interest payments on our senior notes and Mirant Corporation has significant unrestricted cash and cash equivalents available, at its discretion, to make capital contributions to us and our subsidiaries.

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

Capital Expenditures. Our capital expenditures, excluding capitalized interest for the three months ended March 31, 2009, were $169 million. Our estimated capital expenditures, excluding capitalized interest, for the period April 1, 2009, through December 31, 2010, are $970 million. See Overview in this Item 2 for further discussion of our capital expenditures.

Cash Collateral and Letters of Credit. In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide cash collateral or letters of credit to access the transmission grid, to participate in power pools, to fund debt service and rent reserves and for other operating activities. Credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of March 31, 2009, we had approximately $108 million of posted cash collateral and $280 million of letters of credit outstanding primarily to support our asset management activities, trading activities, debt service and rent reserve requirements and other commercial arrangements. Our liquidity requirements are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility and credit terms with third parties.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds as of March 31, 2009 and December 31, 2008 (in millions):

	At March 31, 2009	At December 31, 2008
Cash collateral posted—energy trading and marketing	$67	$67
Cash collateral posted—other operating activities	41	43
Letters of credit—energy trading and marketing	73	76
Letters of credit—debt service and rent reserves	101	101
Letters of credit—other operating activities	106	117
Surety bonds—energy trading and marketing	25	25

Total	$413	$429

Cash Flows

Continuing Operations

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities from continuing operations increased $26 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily as a result of the following:

•	a decrease in cash used of $41 million because of changes in funds on deposit as a result of decreases in forward commodity prices;

•	a decrease in cash used of $40 million related to net accounts receivable and payable primarily related to a decrease in power prices in 2009 compared to the same period in 2008;

•	an increase in cash provided of $20 million related to collateral posted to us by our counterparties primarily as a result of decreases in forward commodity prices; and

•

a decrease in cash used of $8 million for interest expense, net reflecting lower interest expense from lower outstanding debt partially offset by lower interest income as a result of lower interest rates on invested cash as well as lower average cash balances.

The decreases in cash used in and increase in cash provided by operating activities were partially offset by the following:

•	an increase in cash used of $77 million for inventory as a result of the purchase of higher volumes of coal at higher contracted prices in 2009 as compared to 2008;

•	an increase in cash used of $3 million related to other working capital changes; and

•

a decrease in realized gross margin of $3 million in 2009, compared to the same period in 2008, excluding the non-cash change for lower of cost or market fuel inventory adjustments of $9 million. See Results of Operations for additional discussion of our performance in 2009 compared to the same period in 2008.

Investing Activities. Net cash used in investing activities from continuing operations increased by $15 million for the three months ended March 31, 2009, compared to the same period in 2008. This difference was primarily a result of the following:

•	an increase in cash used of $26 million for capital expenditures primarily related to our environmental capital expenditures for our Maryland generating facilities; partially offset by

•	an increase in cash provided of $11 million related to proceeds from the sales of emissions allowances to third parties.

Financing Activities. Net cash used in financing activities from continuing operations decreased by $162 million for the three months ended March 31, 2009, compared to the same period in 2008. This difference was primarily a result of the following:

•	a decrease in cash used of $123 million for repayments and repurchases of long-term debt-nonaffiliate;

•	a decrease in cash used of $59 million as a result of a distribution to our member in 2008. We made no distribution to our member in 2009;

•	a decrease in cash used of $6 million as a result of the repayment of debt-affiliate in 2008; partially offset by

•	a decrease in cash provided of $27 million as a result of capital contributions from Mirant Americas primarily for the purchase of our bonds in 2008. We received no capital contributions in 2009.

Discontinued Operations

Operating Activities. In 2008, net cash provided by operating activities from discontinued operations was a result of final working capital adjustments related to the 2007 dispositions.

Investing Activities. In 2008, net cash provided by investing activities from discontinued operations was $18 million, of which $16 million related to insurance recoveries for repairs of the Swinging Bridge facility of Mirant NY-Gen.

B.	Mirant North America

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Mirant North America and the notes thereto, which are included elsewhere in this report.

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

Hedging Activities

Refer to “Hedging Activities” above for Mirant Americas Generation.

Capital Expenditures and Capital Resources

Refer to “Capital Expenditures and Capital Resources” above for Mirant Americas Generation.

Consolidated Financial Performance

We reported net income of $425 million and a net loss of $133 million for the periods ended March 31, 2009 and 2008, respectively. The change in net income (loss) is detailed as follows (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$353	$365	$(12)
Unrealized gross margin	254	(303)	557

Total gross margin	607	62	545

Operating Expenses:
Operations and maintenance—nonaffiliate	88	86	2
Operations and maintenance—affiliate	68	72	(4)
Depreciation and amortization	34	31	3
Gain on sales of assets, net	(15)	(4)	(11)

Total operating expenses	175	185	(10)

Operating income (loss)	432	(123)	555

Total other expense (income), net
Nonaffiliate	7	11	(4)
Affiliate	—	(1)	1

Net income (loss)	$425	$(133)	$558

The following discussion includes non-GAAP financial measures because we present our consolidated financial performance in terms of gross margin. Gross margin is our operating revenue less cost of fuel, electricity and other products, and excludes depreciation and amortization. We present gross margin, excluding depreciation and amortization, and realized gross margin separately from unrealized gross margin in order to be consistent with how we manage our business. Therefore, it may not be possible to compare our non-GAAP financial measures with those of other companies which also present similar non-GAAP financial measures. We encourage our investors to review our unaudited condensed consolidated financial statements and other publicly filed reports in their entirety and not to rely on a single financial measure.

Refer to “Consolidated Financial Performance—Mirant Americas Generation” above for realized and unrealized gross margin and operating expenses, additional related details and variance explanations.

•

Other expense (income), net decreased $3 million reflecting lower interest expense as a result of lower outstanding debt and higher interest capitalized on projects under construction, partially offset by lower interest income as a result of lower cash balances in 2009 compared to the same period in 2008.

Commodity Prices

Refer to “Commodity Prices” above for Mirant Americas Generation.

Granted Emissions Allowances

Refer to “Granted Emissions Allowances” above for Mirant Americas Generation.

Results of Operations

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

The Mid-Atlantic region includes our Chalk Point, Dickerson, Morgantown and Potomac River facilities. The Northeast region includes our Bowline, Canal, Kendall and Martha’s Vineyard facilities. For the three months ended March 31, 2008, the Northeast region also included the Lovett generating facility which was shut down on April 19, 2008. The California region includes our Contra Costa, Pittsburg and Potrero facilities. Other Operations includes proprietary trading and fuel oil management activities, interest expense on our debt and interest income on our invested cash balances.

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

Other Operations

Other Operations includes proprietary trading and fuel oil management activities, interest expense on our debt and interest income on our invested cash balances.

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$27	$11	$16
Unrealized gross margin	(15)	6	(21)

Total gross margin	12	17	(5)

Operating Expenses:
Operations and maintenance	2	2	—
Depreciation and amortization	1	—	1

Total operating expenses	3	2	1

Operating income	9	15	(6)
Total other expense, net	5	11	(6)

Net income	$4	$4	$—

Gross Margin

Refer to “Other Operations” in “Results of Operations—Mirant Americas Generation” above for our gross margin table and variance explanations.

Other Expense, Net

Other expense, net decreased $6 million, primarily as a result of the following:

•	a decrease of $10 million in interest expense related to lower debt outstanding and higher interest capitalized on construction projects in 2008; partially offset by

•	a decrease of $5 million in interest income primarily related to lower interest rates on invested cash and lower average cash balances.

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

The table below sets forth total cash, cash equivalents and availability under credit facilities of Mirant North America and its subsidiaries at March 31, 2009 and December 31, 2008 (in millions):

	At March 31, 2009	At December 31, 2008
Cash and Cash Equivalents:
Mirant North America	$227	$229
Mirant Mid-Atlantic	197	125

Total cash and cash equivalents	424	354
Available under credit facilities	598	583

Total cash, cash equivalents and credit facilities availability	$1,022	$937

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At March 31, 2009 and December 31, 2008, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

Available under credit facilities at March 31, 2009 and December 31, 2008, reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy protection in October 2008, will not honor its $45 million commitment under the Mirant North America senior secured revolving credit facility.

Mirant North America is a holding company. The chart below is a summary representation of our capital structure and is not a complete organizational chart.

Except for existing cash on hand and borrowings and letters of credit under our credit facilities, as a holding company we are dependent for liquidity on the distributions and dividends of our subsidiaries, capital contributions received upon redemptions of preferred shares in Mirant Americas and, at their discretion, additional capital contributions from Mirant Corporation and Mirant Americas. Our ability and the ability of our subsidiary, Mirant Mid-Atlantic, to make distributions and pay dividends is restricted under the terms of our debt agreements and leveraged lease documentation, respectively. At March 31, 2009, we had distributed to our parent, Mirant Americas Generation, all available cash that was permitted to be distributed under the terms of our debt agreements, leaving $424 million with us and our subsidiaries. Of this amount, $197 million was held by Mirant Mid-Atlantic which, as of March 31, 2009, met the tests under the leveraged lease documentation permitting it to make distributions to us. Although we are in compliance with our financial covenants, as of March 31, 2009, we are restricted from making distributions (other than amounts to fund interest payments on the Mirant Americas Generation senior notes) by the free cash flow requirements under the restricted payment test of our senior credit facility. The primary factor lowering our free cash flow calculation is the significant capital expenditure program of Mirant Mid-Atlantic to install emissions controls at its Chalk Point, Dickerson and Morgantown coal-fired units to comply with the Maryland Healthy Air Act.

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

Capital Expenditures. Our capital expenditures, excluding capitalized interest for the three months ended March 31, 2009, were $169 million. Our estimated capital expenditures, excluding capitalized interest, for the period April 1, 2009, through December 31, 2010, are $970 million. See “Capital Expenditures and Capital Resources above under Mirant Americas Generation “Overview” for further discussion of our capital expenditures.

Cash Collateral and Letters of Credit. In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide cash collateral or letters of credit to access the transmission grid, to participate in power pools, to fund debt service and rent reserves and for other operating activities. Credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of March 31, 2009, we had approximately $108 million of posted cash collateral and $280 million of letters of credit outstanding primarily to support our asset management activities, trading activities, debt service and rent reserve requirements and other commercial arrangements. Our liquidity requirements are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility and credit terms with third parties.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds as of March 31, 2009 and December 31, 2008 (in millions):

	At March 31, 2009	At December 31, 2008
Cash collateral posted—energy trading and marketing	$67	$67
Cash collateral posted—other operating activities	41	43
Letters of credit—energy trading and marketing	73	76
Letters of credit—debt service and rent reserves	101	101
Letters of credit—other operating activities	106	117
Surety bonds—energy trading and marketing	25	25

Total	$413	$429

Cash Flows

Continuing Operations

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities from continuing operations increased $26 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily as a result of the following:

•	a decrease in cash used of $47 million related to net accounts receivable and payable primarily related to a decrease in power prices in 2009 compared to the same period in 2008;

•	a decrease in cash used of $41 million because of changes in funds on deposit as a result of decreases in forward commodity prices; and

•	an increase in cash provided of $20 million related to collateral posted to us by our counterparties primarily as a result of decreases in forward commodity prices.

The decreases in cash used in and increase in cash provided by operating activities were partially offset by the following:

•	an increase in cash used of $77 million for inventory as a result of the purchase of higher volumes of coal at higher contracted prices in 2009 as compared to 2008;

•	an increase in cash used of $2 million related to other working capital changes; and

•

a decrease in realized gross margin of $3 million in 2009, compared to the same period in 2008, excluding the non-cash change for lower of cost or market fuel inventory adjustments of $9 million. See Results of Operations for additional discussion of our performance in 2009 compared to the same period in 2008.

Investing Activities. Net cash used in investing activities from continuing operations increased by $15 million for the three months ended March 31, 2009, compared to the same period in 2008. This difference was primarily a result of the following:

•	an increase in cash used of $26 million for capital expenditures primarily related to our environmental capital expenditures for our Maryland generating facilities; partially offset by

•	an increase in cash provided of $11 million related to proceeds from the sales of emissions allowances to third parties.

Financing Activities. Net cash used in financing activities from continuing operations decreased by $162 million for the three months ended March 31, 2009, compared to the same period in 2008. This difference was primarily a result of the following:

•	a decrease in cash used of $97 million for repayments of long-term debt-nonaffiliate;

•	a decrease in cash used of $44 million as a result of a $20 million distribution of to our member in 2009, as compared to a $64 million distribution for the same period in 2008; and

•	a decrease in cash used of $20 million as a result of the repayment of debt-affiliate in 2008.

Discontinued Operations

Operating Activities. In 2008, net cash provided by operating activities from discontinued operations was a result of final working capital adjustments related to the 2007 dispositions.

Investing Activities. In 2008, net cash provided by investing activities from discontinued operations was $18 million, of which $16 million related to insurance recoveries for repairs of the Swinging Bridge facility of Mirant NY-Gen.

C.	Mirant Mid-Atlantic

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements of Mirant Mid-Atlantic and the notes thereto, which are included elsewhere in this report.

Overview

Mirant Mid-Atlantic, an indirect wholly-owned subsidiary of Mirant and Mirant Americas Generation and a direct subsidiary of Mirant North America, is a competitive energy company that produces and sells electricity in the United States. Mirant Mid-Atlantic owns or leases 5,230 MW of net electric generating capacity in the Mid-Atlantic region.

Hedging Activities

We use derivative financial instruments, such as commodity forwards, futures, options and swaps, to manage our exposure to fluctuations in electric energy and fuel commodity prices. In addition, we hedge economically a substantial portion of our coal-fired baseload generation through OTC transactions. However, we generally do not hedge our intermediate and peaking units for tenors greater than 12 months. While some of our hedges are executed through our affiliate, Mirant Energy Trading, a significant portion of our hedges are financial swap transactions with counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. At April 14, 2009, our aggregate hedge levels based on expected generation for each period were as follows:

	Aggregate Hedge Levels Based on Expected Generation
	2009	2010	2011	2012	2013
Power	94%	75%	36%	37%	25%
Fuel	89%	74%	59%	31%	6%

Capital Expenditures and Capital Resources

Including amounts already spent to date, we expect to incur total capital expenditures of $1.674 billion to comply with the limitations on SO2, NOx and mercury emissions imposed by the Maryland Healthy Air Act. As of March 31, 2009, we have paid approximately $1.119 billion for capital expenditures related to the Maryland Healthy Air Act. For the three months ended March 31, 2009, we paid $163 million for capital expenditures, excluding capitalized interest, of which $122 million related to the Maryland Healthy Air Act. The following table details the expected timing of payments for our estimated capital expenditures, excluding capitalized interest, for the remaining nine months of 2009 and for 2010 (in millions):

	2009	2010
Maryland Healthy Air Act	$368	$187
Other environmental	15	29
Maintenance	114	105
Construction	45	56
Other	1	5

Total	$543	$382

We expect that available cash, proceeds from redemption of preferred shares in Mirant Americas and future cash flows from operations will be sufficient to fund these capital expenditures.

Consolidated Financial Performance

We reported net income of $385 million and a net loss of $154 million for the periods ended March 31, 2009 and 2008, respectively. The change in net income (loss) is detailed as follows (in millions):

	Three Months Ended March 31,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$264	$264	$—
Unrealized gross margin	243	(300)	543

Total gross margin	507	(36)	543

Operating Expenses:
Operations and maintenance—nonaffiliate	60	55	5
Operations and maintenance—affiliate	45	42	3
Depreciation and amortization	24	21	3
Gain on sales of assets, net	(8)	—	(8)

Total operating expenses	121	118	3

Operating income (loss)	386	(154)	540
Total other expense, net	1	—	1

Net income (loss)	$385	$(154)	$539

The following discussion includes non-GAAP financial measures because we present our consolidated financial performance in terms of gross margin. Gross margin is our operating revenue less cost of fuel, electricity and other products, and excludes depreciation and amortization. We present gross margin, excluding depreciation and amortization, and realized gross margin separately from unrealized gross margin in order to be consistent with how we manage our business. Therefore, it may not be possible to compare our non-GAAP financial measures with those of other companies which also present similar non-GAAP financial measures. We encourage our investors to review our unaudited condensed consolidated financial statements and other publicly filed reports in their entirety and not to rely on a single financial measure.

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for realized and unrealized gross margin and operating expenses, additional related details and variance explanations.

Commodity Prices

The forward prices for power, natural gas, fuel oil and coal decreased during the three months ended March 31, 2009, and we recognized unrealized gains of $243 million. However, the average market price for power decreased at a faster pace than the decline in the average market price of coal during the three months ended March 31, 2009. As a result, the energy gross margin from our baseload coal units was negatively affected by contracting dark spreads. We are generally economically neutral for that portion of the portfolio that we have hedged because our realized gross margin will reflect the contractual prices of our power and fuel contracts.

Our coal supply comes primarily from the Central Appalachian and Northern Appalachian coal regions. Our coal supply is procured through long-term coal agreements entered into on our behalf by our affiliate, Mirant Energy Trading. As of March 31, 2009, the net fair value of these long-term coal agreements entered into by Mirant Energy Trading was approximately $(138) million. See Note F to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information.

Granted Emissions Allowances

As a result of the capital expenditures we are incurring to comply with the requirements of the Maryland Healthy Air Act, we anticipate that we will have excess SO2 and NOx emissions allowances in future periods.

We plan to continue to maintain some SO2 and NOx emissions allowances above those needed for our current expected generation in case our actual generation exceeds our current forecasts for future periods and for possible future additions of generating capacity. At March 31, 2009, the estimated fair value of our excess SO2 and NOx emissions allowances was approximately $11 million.

Results of Operations

Operating Statistics

Our Net Capacity Factor for the three months ended March 31, 2009, was 33% compared to 36% for the same period in 2008. Our power generation volumes for the three months ended March 31, 2009 (in gigawatt hours) were 3,862 compared to 4,189 for the same period in 2008. See “Operating Statistics” in “Results of Operations—Mirant Americas Generation” above for additional details on Net Capacity Factor and power generation volumes.

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

At March 31, 2009, we had $197 million of cash, which amount was available under the leveraged lease documents for distribution to Mirant North America.

The availability of capital contributions from Mirant Corporation and Mirant Americas and capital contributions, advances or letters of credit under Mirant North America’s senior credit facilities is subject to their discretion and such accommodations may not be available as a source of liquidity to Mirant Mid-Atlantic.

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At March 31, 2009 and December 31, 2008, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

Cash Flows

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities decreased $2 million for the three months ended March 31, 2009, compared to the same period in 2008, primarily as a result of the following:

•	an increase in cash used of $7 million related to operations and maintenance expenses;

•	an increase in cash used of $4 million related to other working capital changes; partially offset by

•

an increase in realized gross margin of $9 million in 2009, compared to the same period in 2008, excluding the non-cash change for lower of cost or market fuel inventory adjustments of $9 million. See Results of Operations for additional discussion of our performance in 2009 compared to the same period in 2008.

Investing Activities. Net cash used in investing activities increased by $18 million for the three months ended March 31, 2009, compared to the same period in 2008. This difference was primarily a result of the following:

•	an increase in cash used of $27 million for capital expenditures primarily related to our environmental capital expenditures for our Maryland generating facilities; partially offset by

•	an increase in cash provided of $9 million related to proceeds from the sales of emissions allowances to third parties.

Financing Activities. Net cash used in financing activities decreased by $90 million for the three months ended March 31, 2009, compared to the same period in 2008. This difference was primarily a result of the following:

•	a decrease in cash used of $150 million as a result of a distribution to our member in 2008. We made no distribution to our member in 2009; partially offset by

•	a decrease in cash provided of $60 million as a result of capital contributions received from Mirant North America in 2008. We received no capital contributions in 2009.

Other Developments (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

PJM Reliability Pricing Model Forward Capacity Market. Our Mid-Atlantic facilities sell electricity into the markets operated by PJM. Load-serving entities within PJM are required to have adequate sources of generating capacity. Our facilities located in the Mid-Atlantic region that sell electricity into the PJM market participate in the reliability pricing model (the “RPM”) forward capacity market. The PJM RPM capacity auctions are designed to provide forward prices for capacity that are intended to ensure that adequate resources are in place to meet the region’s demand requirements. PJM has conducted five PJM RPM capacity auctions and we began receiving payments in June 2007 as a result of the first auction. The FERC’s orders approving and implementing the PJM RPM capacity auctions have been appealed to the United States Court of Appeals for the District of Columbia Circuit (the “DC Circuit”). In late February 2009, several parties withdrew their petitions for review of the FERC orders approving and implementing the PJM RPM capacity auctions, and on March 17, 2009, the DC Circuit denied the last remaining petition for review.

On December 12, 2008, PJM filed with the FERC to revise elements of the RPM forward capacity market. PJM intends to implement these changes in time for the May 2009 annual auction for the provision of capacity from June 1, 2012, to May 31, 2013. We filed an opposition to the proposed changes with the FERC. On February 9, 2009, PJM, a coalition of PJM customers (the “PJM Load Group”), and several state public service commissions filed a settlement agreement with the FERC that, if approved, would materially modify several provisions of the December 2008 filing to the detriment of suppliers in the RPM capacity auction. Under the FERC’s rules and regulations, any party to a contested proceeding may unilaterally file a settlement in that proceeding with the FERC. We filed comments opposing the settlement. On March 26, 2009, the FERC issued an order that accepted the majority of changes to elements of the RPM forward capacity market proposed in the December 2008 filing and rejected the majority of changes to elements of the RPM forward capacity market proposed in the February 2009 settlement filing. Numerous parties have sought rehearing of the FERC’s March 26, 2009, order.

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

In 2009, Mirant Americas Generation and Mirant North America expect to produce approximately 16.3 million tons of CO2 at their Maryland, Massachusetts and New York generating facilities. In 2009, Mirant Mid-Atlantic expects to produce approximately 14.3 million tons of CO2 at its Maryland generating facilities. The RGGI regulations require those facilities to obtain allowances to emit CO2 beginning in 2009. No allowances were granted to existing sources of such emissions. Instead, allowances have been made available for such facilities only by purchase through periodic auctions conducted quarterly or through subsequent purchase from a party that holds allowances sold through a quarterly auction process. The Maryland regulations implementing the RGGI, which were amended on May 8, 2009, also provide that if the allowance clearing price reaches or exceeds $7 per ton of CO2 in the auctions of allowances that occur during the first three years, Maryland will withhold the remainder of that year’s allowances from sale in any future auction during that calendar year and make those allowances available by direct sale to generators in Maryland. In this scenario, between zero and 50% of Maryland’s allowances allocated for sale in that year may be made available for purchase by such generators. Any such allowances made available for each generator to purchase at $7 per ton will be in proportion to each generator’s annual average heat input during specified historical periods as compared to the total average input for all affected Maryland generators in existence at that time.

The third auction of allowances by the RGGI states was held on March 18, 2009. The clearing price for the approximately 31.5 million allowances sold in the auction allocated for use beginning in 2009 was $3.51 per ton. Beginning with this auction, allowances allocated for use beginning in 2012 were also made available, and the clearing price for the approximately 2.2 million of such allowances sold in the auction was $3.05 per ton. The allowances sold in this auction can be used for compliance in any of the RGGI states. Further auctions will occur quarterly through the end of the first compliance period in 2011, with the next auction scheduled for June 17, 2009.

Complying with the RGGI could have a material adverse effect upon Mirant Americas Generation’s, Mirant North America’s and Mirant Mid-Atlantic’s operations and their operating costs, depending upon the availability and cost of emissions allowances and the extent to which such costs may be offset by higher market prices to recover increases in operating costs caused by the RGGI.

In California, emissions of greenhouse gases are governed by California’s Global Warming Solutions Act (“AB 32”), which requires that greenhouse gas emissions be reduced to 1990 levels by 2020. In December 2008, the California Air Resource Board (“CARB”) approved a Scoping Plan for implementing AB 32. The Scoping Plan requires that CARB adopt a cap-and-trade regulation by January 2011 and that the cap and trade program begin in 2012. The CARB’s schedule for developing regulations to implement AB 32 is being coordinated with the schedule of the Western Climate Initiative (“WCI”) for development of a regional cap-and-trade program for greenhouse gas emissions. Through the WCI, California is working with six other western states and four Canadian provinces to coordinate and implement a regional cap-and-trade program. AB 32, and any plans, rules and programs approved to implement AB 32, could have a material adverse effect on how Mirant Americas Generation and Mirant North America operate their California facilities and the costs of operating the facilities.

In August 2008, Massachusetts adopted Massachusetts’ Global Warming Solutions Act (the “Climate Protection Act”), which establishes a program to reduce greenhouse gas emissions significantly over the next 40 years. Under the Climate Protection Act, the Commonwealth of Massachusetts Department of Environmental Protection is to establish a reporting and verification system for statewide greenhouse gas emissions, including emissions from generating facilities producing all electricity consumed in Massachusetts, and to determine what the state’s greenhouse gas emissions level was in 1990. The Massachusetts Executive Office of Energy and Environmental Affairs (“MAEEA”) is then to establish statewide greenhouse gas emissions limits effective beginning in 2020 that will reduce such emissions from the 1990 levels by a range of 10% to 25% beginning in 2020, with the reduction increasing to 80% below 1990 levels by 2050. In setting these limits, the MAEEA is to consider the potential costs and benefits of various reduction measures, including emissions limits for electric generating facilities, and may consider the use of market-based compliance mechanisms. A violation of the emissions limits established under the Climate Protection Act may result in a civil penalty of up to $25,000 per day. Implementation of the Climate Protection Act could have a material adverse effect on how we operate our Massachusetts facilities and the costs of operating those facilities.

In April 2009, the Maryland General Assembly passed the Greenhouse Gas Emissions Reduction Act of 2009 (the “Maryland Act”), which will become effective in October 2009. The Maryland Act requires a reduction in greenhouse gas emissions in Maryland by 25 percent from 2006 levels by 2020. However, this provision of the Maryland Act is only in effect through 2016 unless a subsequent statutory enactment extends its effective period. The Maryland Act requires the MDE to develop a proposed implementation plan to achieve these reductions by the end of 2011 and to adopt a final plan by the end of 2012.

Various bills have been proposed in Congress to govern CO2 emissions from generating facilities. Also, in light of the United States Supreme Court ruling in Massachusetts v. EPA that greenhouse gases fit within the Clean Air Act’s definition of “air pollutant,” the EPA may also promulgate regulations regarding the emission of greenhouse gases. On April 17, 2009, the EPA issued a proposed determination under a portion of the Clean Air Act that regulates vehicles that greenhouse gases in the atmosphere endanger the public’s health and welfare through their contribution to climate change. The EPA has also proposed a rule that would require owners of covered facilities in many sectors of the economy, including power generation, to report annually to the EPA the quantity and source of greenhouse gas emissions released from those facilities in the preceding year. Neither of these agency proposals seek to restrict the emission of CO2, but Congress or the EPA will likely take action to regulate CO2 emissions within the next several years. The final form of such regulation will be influenced by political and economic factors and is uncertain at this time. Current proposals include a cap-and-trade system that would require us to purchase allowances for the CO2 emitted by our generating facilities. While we expect that market prices for electricity would increase following such regulation and would allow us to recover most of the cost of these allowances, we cannot predict with any certainty the actual increases in costs such regulation could impose upon us or our ability to recover such cost increases through higher market rates for electricity, and these regulations could have a material adverse effect on our consolidated statements of operations, financial position or cash flows. Mirant Americas Generation and Mirant North America expect to produce approximately 17.8 million total tons of CO2 at their generating facilities in 2009. Mirant Mid-Atlantic expects to produce approximately 15.2 million total tons of CO2 at its generating facilities in 2009.

Water Regulations. We are required under the Clean Water Act to comply with intake and discharge requirements, technological controls requirements and restrictions on operating practices. To discharge water, we generally need permits required by the Clean Water Act. Such permits typically are subject to review every five years. As with air quality regulations, federal and state water regulations are expected to impose additional and more stringent requirements or limitations in the future. This is particularly the case for regulatory requirements governing cooling water intake structures, which are subject to regulation under section 316(b) of the Clean Water Act (the “316 (b) regulations”). A 2007 decision by the United States Court of Appeals for the Second Circuit (the “Second Circuit”) in Riverkeeper Inc. et al v. EPA, in which the court remanded to the EPA for reconsideration numerous provisions of the EPA’s section 316(b) regulations for existing power plants, created substantial uncertainty about exactly what technologies or other measures will be needed to satisfy section 316(b) regulations in the future and when any new requirements will be imposed. Following that ruling by the Second Circuit, the EPA in 2007 suspended its 316(b) regulations for existing power plants. Various parties sought review of the Second Circuit’s decision by the United States Supreme Court, and it granted those requests with respect to the issue whether the EPA could permissibly weigh costs versus benefits in determining what requirements to impose. On April 1, 2009, the Supreme Court reversed the Second Circuit, ruling that the EPA had permissibly relied on cost-benefit analysis in setting standards for cooling water intake structures for existing power plants and authorizing site-specific variances. The Supreme Court’s ruling did not alter other aspects of the Second Circuit’s decision. Accordingly, significant uncertainty remains regarding the effect of the Supreme Court’s decision on the EPA’s 316(b) regulations for existing power plants and what technologies or other measures will be needed to satisfy section 316(b) regulations.

Critical Accounting Estimates (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The sections below contain updates to our summary of critical accounting estimates included under Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, in our 2008 Annual Report on Form 10-K.

Revenue Recognition and Accounting for Energy Trading and Marketing Activities

Nature of Estimates Required. We utilize two comprehensive accounting models, an accrual model and a fair value model, in reporting our results of operations and financial position. We determine the appropriate model for our operations based on applicable accounting standards.

The accrual model is used to account for our revenues from the sale of energy, capacity and ancillary services. We recognize revenue when it has been earned and collection is probable as a result of electricity delivered to customers pursuant to contractual commitments that specify volume, price and delivery requirements. Sales of energy are based on economic dispatch, or they may be ‘as-ordered’ by an ISO or RTO, based on member participation agreements, but without an underlying contractual commitment. ISO and RTO revenues and revenues for sales of energy based on economic dispatch are recorded on the basis of MWh delivered, at the relevant day-ahead or real-time prices.

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

Pursuant to SFAS 133, derivative financial instruments are reflected in our consolidated financial statements at fair value, with changes in fair value recognized currently in earnings unless they qualify for a scope exception. Management considers fair value techniques and valuation adjustments related to credit and liquidity to be critical accounting estimates. These estimates are considered significant because they are highly susceptible to change from period to period and are dependent on many subjective factors. The fair value of derivative financial instruments is included in derivative contract assets and liabilities in our condensed consolidated balance sheets. Transactions that are not accounted for using the fair value model under SFAS 133 are either not derivatives or qualify for a scope exception and are accounted for under accrual accounting. We recognize inception gains and losses, which are transacted at different prices between the bid price and the ask price, immediately in earnings.

Key Assumptions and Approach Used. Determining the fair value of our derivatives is based largely on observable quoted prices from exchanges and independent brokers in active markets. We think that these prices represent the best available information for valuation purposes. For most delivery locations and tenors where we have positions, we receive multiple independent broker price quotes. If no active market exists, we estimate the fair value of certain derivative financial instruments using price extrapolation, interpolation and other quantitative methods. Fair value estimates involve uncertainties and matters of significant judgment. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report explains the fair value hierarchy. Mirant Americas Generation’s and Mirant North America’s assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 2% of their total assets and less than 1% of their total liabilities measured at fair value at March 31, 2009. Mirant Mid-Atlantic’s assets and liabilities classified as Level 3 in the fair value hierarchy at March 31, 2009, were inconsequential.

The fair value of derivative contract assets and liabilities in our condensed consolidated balance sheets is also affected by our assumptions as to time value, credit risk and non-performance risk. The nominal value of the contracts is discounted using a forward interest rate curve based on LIBOR. In addition, the fair value of our derivative contract assets is reduced to reflect the estimated default risk of counterparties on their contractual obligations to us. The default risk of our counterparties for a significant portion of our overall net position is measured based on published spreads on credit default swaps. The fair value of our derivative contract liabilities is reduced to reflect our estimated risk of default on our contractual obligations to counterparties and is measured based on published default rates of our debt. The credit risk reflected in the fair value of our derivative contract assets and the non-performance risk reflected in the fair value of our derivative contract liabilities are calculated with consideration of our master netting agreements with counterparties and our exposure is reduced by cash collateral posted to us against these obligations.

Effect if Different Assumptions Used. The amounts recorded as revenue or cost of fuel, electricity and other products change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting under SFAS 133, certain components of our financial statements, including gross margin, operating income and balance sheet ratios, are at times volatile and subject to fluctuations in value primarily as a result of changes in energy and fuel prices. Significant negative changes in fair value could require us to post additional collateral either in the form of cash or letters of credit. Because the fair value measurements of our material assets and liabilities are based on observable market information, there is not a significant range of values around the fair value estimate. For our derivative financial instruments that are measured at fair value using quantitative pricing models, a significant change in estimate could affect our results of operations and cash flows at the time contracts are ultimately settled. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further sensitivities in our assumptions used to calculate fair value. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on derivative financial instruments related to energy trading and marketing activities.

Litigation

See Note I to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information related to our legal proceedings.

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

We are exposed to market risk, primarily associated with commodity prices. We also consider risks associated with interest rates and credit when valuing our derivative financial instruments.

Mirant Americas Generation and Mirant North America

The estimated net fair value of our derivative contract assets and liabilities was a net asset of $912 million at March 31, 2009. The estimated net fair value of our derivative contract assets and liabilities was a net liability of $433 million at March 31, 2008. The following tables provide a summary of the factors affecting the change in fair value of the derivative contract asset and liability accounts for the three months ended March 31, 2009 and 2008, respectively (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of portfolio of assets and liabilities at January 1, 2009	$549	$106	$655
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	225	(32)	193
Roll off of previous values[2]	(65)	(19)	(84)
Purchases, issuances and settlements[3]	120	28	148

Fair value of portfolio of assets and liabilities at March 31, 2009	$829	$83	$912

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of portfolio of assets and liabilities at January 1, 2008[4]	$(133)	$4	$(129)
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	(308)	5	(303)
Roll off of previous values[2]	6	4	10
Purchases, issuances and settlements[3]	(7)	(4)	(11)

Fair value of portfolio of assets and liabilities at March 31, 2008	$(442)	$9	$(433)

[1]

The fair value, as of the end of each quarterly reporting period, of contracts entered into during each quarterly reporting period and the gains or losses attributable to contracts that existed as of the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period.

[2]	The fair value, as of the beginning of each quarterly reporting period, of contracts that settled during each quarterly reporting period.
[3]	Denotes cash settlements during each quarterly reporting period of contracts that existed at the beginning of each quarterly reporting period.
[4]	Reflects our portfolio of derivative contract assets and liabilities at December 31, 2007, adjusted for a day one net gain of $1 million recognized upon adoption of SFAS 157 on January 1, 2008.

Mirant Mid-Atlantic

The estimated net fair value of our derivative contract assets and liabilities was a net asset of $772 million at March 31, 2009. The estimated net fair value of our derivative contract assets and liabilities was a net liability of $450 million at March 31, 2008. The following tables provide a summary of the factors affecting the change in fair value of the derivative contract asset and liability accounts for the three months ended March 31, 2009 and 2008, respectively (in millions):

Asset Management
Fair value of portfolio of assets and liabilities at January 1, 2009	$526
Gains recognized in the period, net:
New contracts and other changes in fair value[1]	197
Roll off of previous values[2]	(66)
Purchases, issuances and settlements[3]	115

Fair value of portfolio of assets and liabilities at March 31, 2009	$772

Asset Management
Fair value of portfolio of assets and liabilities at January 1, 2008[4]	$(150)
Gains recognized in the period, net:
New contracts and other changes in fair value[1]	(295)
Roll off of previous values[2]	16
Purchases, issuances and settlements[3]	(21)

Fair value of portfolio of assets and liabilities at March 31, 2008	$(450)

[1]

The fair value, as of the end of each quarterly reporting period, of contracts entered into during each quarterly reporting period and the gains or losses attributable to contracts that existed as of the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period.

[2]	The fair value, as of the beginning of each quarterly reporting period, of contracts that settled during each quarterly reporting period.
[3]	Denotes cash settlements during each quarterly reporting period of contracts that existed at the beginning of each quarterly reporting period.
[4]	Reflects our portfolio of derivative contract assets and liabilities at December 31, 2007, adjusted for a day one net gain of $3 million recognized upon adoption of SFAS 157 on January 1, 2008.

The tables above do not include long-term coal agreements that are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in derivative contract assets and liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2009, these coal agreements had an estimated net fair value of approximately $(138) million. See “Long-Term Coal Agreement Risk” for further discussion later in this section.

We did not elect the fair value option for any financial instruments under SFAS 159. However, we do transact using derivative financial instruments, which are required to be recorded at fair value under SFAS 133 in our unaudited condensed consolidated balance sheets.

Counterparty Credit Risk

The valuation of our derivative contract assets is affected by the default risk of the counterparties with which we transact. Mirant Americas Generation and Mirant North America recognized a reserve, which is reflected as a reduction of their derivative contract assets, related to counterparty credit risk of $59 million and $52 million at March 31, 2009 and December 31, 2008, respectively. Mirant Mid-Atlantic recognized a reserve, which is reflected as a reduction of its derivative contract assets, related to counterparty credit risk of $58 million and $51 million at March 31, 2009 and December 31, 2008, respectively.

We have historically calculated the credit reserve for all of our derivative contract assets considering our current exposure, net of the effect of credit enhancements, and potential loss exposure from the financial commitments in our risk management portfolio, and applied historical default probabilities using current credit ratings of our counterparties. In accordance with SFAS 157, we calculate the credit reserve through consideration of observable market inputs, when available. Our non-collateralized power hedges entered into by Mirant Mid-Atlantic with our major trading partners, which represent 69% of the net notional position for Mirant Americas Generation and Mirant North America and 70% of the net notional position for Mirant Mid-Atlantic at March 31, 2009, are senior unsecured obligations of Mirant Mid-Atlantic and the counterparties, and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. We calculate a credit reserve using published spreads on credit default swaps applied to our current exposure and potential loss exposure from the financial commitments in our risk management portfolio. We apply a similar approach to calculate the fair value of our coal contracts that are not included in derivative contract assets and liabilities in the condensed consolidated balance sheets and which also do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in coal prices. We do not, however, transact in credit default swaps or any other credit derivative. An increase of 10% in the spread of credit default swaps of our major trading partners for our non-collateralized power hedges entered into by Mirant Mid-Atlantic would result in an increase of $6 million in the credit reserve of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic as of March 31, 2009. An increase of 10% in the spread of credit default swaps of our coal suppliers would result in an increase of approximately $1 million in the credit reserve of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic related to long-term coal agreements that are not included in derivative contract assets and liabilities in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2009.

The default risk for the remainder of the portfolio is generally offset by cash collateral or other credit enhancements. For the remainder of our risk management portfolio, we use published historical default probabilities to calculate a credit reserve applied to our current exposure, net of the effect of credit enhancements, and potential loss exposure from the financial commitments. Potential loss exposure is calculated as our current exposure plus a calculated five-day VaR. An increase in counterparty credit risk could affect the ability of our counterparties to deliver on their obligations to us. As a result, we may require our counterparties to post additional collateral or provide other credit enhancements. A downgrade of one notch in the average credit rating of our counterparties in this portion of the portfolio would result in an increase of $1 million in the credit reserve of Mirant Americas Generation and Mirant North America and no change in the credit reserve of Mirant Mid-Atlantic as of March 31, 2009. For Mirant Mid-Atlantic, the potential loss exposure does not include the effect of a credit downgrade on exposure with affiliates.

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

We also monitor counterparty credit concentration risk on both an individual basis and a group counterparty basis. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of our counterparty credit concentration risk.

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic Credit Risk

In valuing our derivative contract liabilities, we apply a valuation adjustment for non-performance, which is based on the probability of our default. We determine this non-performance adjustment value by multiplying our liability exposure, including outstanding balances for realized transactions, unrealized transactions and the effect of credit enhancements, by the one-year probability of our default based on the current credit ratings of the Companies. The one-year probability of default rate considers the tenor of our portfolio and the correlation of default between counterparties within our industry. The Companies non-performance adjustments related to their credit risk at March 31, 2009, were immaterial. A downgrade of one notch in the credit ratings of the Companies would have an immaterial effect on Mirant Americas Generation’s, Mirant North America’s or Mirant Mid-Atlantic’s unaudited condensed consolidated statement of operations as of March 31, 2009.

Broker Quotes

In determining the fair value of our derivative contract assets and liabilities, we use third-party market pricing where available. We consider active markets to be those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Our transactions in Level 1 of the fair value hierarchy primarily consist of natural gas and crude oil futures traded on the NYMEX and swaps cleared against NYMEX prices. For these transactions, we use the unadjusted published settled prices on the valuation date. Our transactions in Level 2 of the fair value hierarchy typically include non-exchange-traded derivatives such as OTC forwards, swaps and options. We value these transactions using quotes from independent brokers or other widely accepted valuation methodologies. Transactions are classified in Level 2 if substantially all (greater than 90%) of the fair value can be corroborated using observable market inputs such as transactable broker quotes. In accordance with the exit price objective under SFAS 157, the fair value of our derivative contract assets and liabilities is determined using bid prices for our assets and ask prices for liabilities. The quotes that we obtain from brokers are non-binding in nature, but are from brokers that typically transact in the market being quoted and are based on their knowledge of market transactions on the valuation date. We typically obtain multiple broker quotes on the valuation date for each delivery location that extend for the tenor of our underlying contracts. The number of quotes that we can obtain depends on the relative liquidity of the delivery location on the valuation date. If multiple broker quotes are received for a contract, we use an average of the quoted bid or ask prices. If only one broker quote is received for a delivery location and it cannot be validated through other external sources, we will assign the quote to a lower level within the fair value hierarchy. In some instances, we may combine broker quotes for a liquid delivery hub with broker quotes for the price spread between the liquid delivery hub and the delivery location under the contract. We also may apply interpolation techniques to value monthly strips if broker quotes are only available on a seasonal or annual basis. We perform validation procedures on the broker quotes at least on a monthly basis. The validation procedures include reviewing the quotes for accuracy and comparing them to our internal price curves. In certain instances, we may discard a broker quote if it is a clear outlier and multiple other quotes are obtained. At March 31, 2009, the Companies obtained broker quotes for 100% of their delivery locations classified in Level 2 of the fair value hierarchy.

Inactive markets are considered those markets with few transactions, non-current pricing or prices that vary over time or among market makers. Our transactions in Level 3 of the fair value hierarchy may involve transactions whereby observable market data, such as broker quotes, are not available for substantially all of the tenor of the contract or we are only able to obtain indicative broker quotes that cannot be corroborated by observable market data. In such cases, we may apply valuation techniques such as extrapolation to determine fair value. Proprietary models may also be used to determine the fair value of certain of our derivative contract assets and liabilities that may be structured or otherwise tailored. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. At March 31, 2009, Mirant Americas Generation and Mirant North America’s assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 2% of their total assets and less than 1% of their total liabilities measured at fair value. At March 31, 2009, Mirant Mid-Atlantic did not have any assets or liabilities measured at fair value classified as Level 3 in the fair value hierarchy. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further explanation of the fair value hierarchy.

Interest Rate Risk

Fair Value Measurement

We are also subject to interest rate risk when determining the fair value of our derivative contract assets and liabilities. The nominal value of our derivative contract assets and liabilities is also discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of our transactions. An increase of 100 basis points in the average LIBOR rate would result in a decrease of $3 million to the Companies’ derivative contract assets and a decrease of $2 million to the Companies’ derivative contract liabilities at March 31, 2009.

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

Long-Term Coal Agreement Risk

As noted above, the credit concentration table excludes amounts related to contracts classified as normal purchases/normal sales, including our long-term coal agreements. We have non-performance risk associated with these agreements. There is risk that our coal suppliers may not provide the contractual quantities on the dates specified within the agreements or the deliveries may be carried over to future periods. If our coal suppliers do not perform in accordance with the agreements, we may have to procure coal in the market to meet our needs, or power in the market to meet our obligations. In addition, a number of the coal suppliers do not currently have an investment grade credit rating and, accordingly, we may have limited recourse to collect damages in the event of default by a supplier. We seek to mitigate this risk through diversification of coal suppliers and through guarantees and other collateral arrangements when available. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers. Non-performance or default risk by our coal suppliers could have a material adverse effect on our future results of operations, financial condition and cash flows.

For a further discussion of market risks, our risk management policy and our use of VaR to measure some of these risks, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Annual Report on Form 10-K.

Item 4.	Controls and Procedures (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Inherent Limitations in Control Systems

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Companies have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements because of error or fraud may occur and not be detected. As a result, our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal control over financial reporting, will prevent all error and all fraud.

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2009. Based upon this assessment, our management concluded that, as of March 31, 2009, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There have been no changes in the Companies’ internal control over financial reporting that have occurred during the three month period ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Companies’ internal control over financial reporting.

PART II

Item 1.	Legal Proceedings (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

See Note I to our unaudited condensed consolidated financial statements contained elsewhere in this report for discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Part I, Item 1A. Risk Factors of our 2008 Annual Report on Form 10-K includes a discussion of our risk factors. There have been no material changes in our risk factors since those reported in our 2008 Annual Report on Form 10-K.

Item 6.	Exhibits (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

(a)	Exhibits.

Mirant Americas Generation

Exhibit No.	Exhibit Name
3.1	Certificate of Formation for Mirant Americas Generation, LLC, filed with the Delaware Secretary of State on November 1, 2001 (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 10-Q filed November 9, 2001)

3.2	Amended and Restated Limited Liability Company Agreement for Mirant Americas Generation, LLC dated January 3, 2006 (Incorporated herein by reference to Exhibit 3.2 Registrant’s Form 10-Q filed November 13, 2006)

4.1	Mirant Americas Generation agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of Mirant Americas Generation and all of its consolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

31.1A1*	Certification of the Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2A4*	Certification of the Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1A1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

32.2A4*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits filed herewith.

Mirant North America

Exhibit No.	Exhibit Name
3.1	Certificate of Formation of Mirant North America, LLC (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form S-4 filed June 5, 2006)

3.2	Limited Liability Company Agreement of Mirant North America, LLC (Incorporated herein by reference to Exhibit 3.2 to Registrant’s Form S-4 filed June 5, 2006)

3.3	Certificate of Incorporation of MNA Finance Corp. (Incorporated herein by reference to Exhibit 3.3 to Registrant’s Form S-4 filed June 5, 2006)

3.4	Bylaws of MNA Finance Corp. (Incorporated herein by reference to Exhibit 3.4 to Registrant’s Form S-4 filed June 5, 2006)

4.1	Mirant North America agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of Mirant North America and all of its consolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

31.1A2*	Certification of the Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2A5*	Certification of the Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1A2*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

32.2A5*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits filed herewith.

Mirant Mid-Atlantic

Exhibit No.	Exhibit Name
3.1	Certificate of Formation of Southern Energy Mid-Atlantic, LLC (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form S-4 in Registration No. 333-61668)

3.2	Amended and Restated Limited Liability Company Agreement of Mirant Mid-Atlantic, LLC, dated as of January 3, 2006 (Incorporated herein by reference to Exhibit 3.2 to Registrant’s Form 10-Q filed November 13, 2006)

4.1	Mirant Mid-Atlantic agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of Mirant Mid-Atlantic.

31.1A3*	Certification of the Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2A6*	Certification of the Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1A3*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

32.2A6*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mirant Americas Generation, LLC

Date: May 13, 2009	By:	/s/ THOMAS E. LEGRO
Thomas E. Legro
Senior Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mirant North America, LLC

Date: May 13, 2009	By:	/s/ THOMAS E. LEGRO
Thomas E. Legro
Senior Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mirant Mid-Atlantic, LLC

Date: May 13, 2009	By:	/s/ THOMAS E. LEGRO
Thomas E. Legro
Senior Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)