Form 10-Q
period 2009-06-30
MIRANT MID ATLANTIC LLC; MIRANT AMERICAS GENERATION LLC; Mirant North America, LLC
filed 2009-08-10
CIK 1138258, 1140761, 1364085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

CAISO—California Independent System Operator.

Cal PX—California Power Exchange.

Clean Air Act—Federal Clean Air Act.

Clean Water Act—Federal Water Pollution Control Act.

CO2—Carbon dioxide.

Companies—Mirant Americas Generation, LLC, Mirant North America, LLC, Mirant Mid-Atlantic, LLC and their subsidiaries.

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

FSP FAS 157-2—FSP FAS No. 157-2, Effective Date of FASB Statement No.157.

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

New Mirant—Mirant Corporation on or after January 3, 2006.

NOL—Net operating loss.

NOx—Nitrogen oxides.

NSR—New source review.

NYISO—New York Independent System Operator.

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

SFAS 133—SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (As Amended).

SFAS 141R—SFAS No. 141R, Business Combinations (Revised 2007).

SFAS 144—SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

SFAS 157—SFAS No. 157, Fair Value Measurements.

SFAS 159—SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No.115.

SFAS 161—SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No.133.

SFAS 165—SFAS No. 165, Subsequent Events.

SFAS 168—SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.

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

•

increased regulation that limits our access to adequate water supplies and landfill options needed to support power generation or that increases the costs of cooling water and handling, transporting and disposing off-site of ash and other byproducts;

•

changes in market conditions, including developments in the supply, demand, volume and pricing of electricity and other commodities in the energy markets, including efforts to reduce demand for electricity, and the extent and timing of the entry of additional competition in our markets;

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

•

deterioration in the financial condition of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic counterparties or Mirant Mid-Atlantic affiliates and the failure of counterparties or Mirant Mid-Atlantic affiliates to pay amounts owed to Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic or to perform obligations or services due to Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic beyond collateral posted;

•

hazards customary to the power generation industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards or the inability of our insurers to provide agreed upon coverage;

•	price mitigation strategies employed by ISOs or RTOs that reduce our revenue and may result in a failure to compensate our generating units adequately for all of their costs;

•	changes in the rules used to calculate capacity, energy and ancillary services payments;

•	legal and political challenges to the rules used to calculate capacity, energy and ancillary services payments;

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

•	our relative lack of geographic diversification in revenue sources resulting in concentrated exposure to the Mid-Atlantic market;

•	the ability of lenders under Mirant North America’s revolving credit facility to perform their obligations;

•	war, terrorist activities, cyberterrorism and inadequate cybersecurity, or the occurrence of a catastrophic loss;

•	the failure to provide a safe working environment for our employees and visitors thereby increasing our exposure to additional liability, loss of productive time, other costs and a damaged reputation;

•

Mirant Americas Generation’s and Mirant North America’s consolidated indebtedness and the possibility that Mirant Americas Generation, Mirant North America or their subsidiaries may incur additional indebtedness in the future;

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

•

the failure to comply with or monitor provisions of our loan agreements and debt may lead to a breach and, if not remedied, result in an event of default thereunder, which would limit access to needed capital and damage our reputation and relationships with financial institutions; and

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

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Operating revenues (including unrealized gains (losses) of $(44) million, $(911) million, $211 million and $(1.213) billion, respectively)	$496	$(393)	$1,374	$(91)

Cost of fuel, electricity and other products—nonaffiliate (including unrealized gains of $30 million, $37 million, $29 million and $36 million, respectively)	148	164	417	402
Cost of fuel, electricity and other products—affiliate (including unrealized (gains) losses of $0, $0, $0 and $0, respectively)	2	2	4	4

Total cost of fuel, electricity and other products	150	166	421	406

Gross Margin (excluding depreciation and amortization)	346	(559)	953	(497)

Operating Expenses:
Operations and maintenance—nonaffiliate	93	120	181	206
Operations and maintenance—affiliate	69	74	137	146
Depreciation and amortization	34	38	68	69
Gain on sales of assets, net	(2)	(12)	(17)	(16)

Total operating expenses, net	194	220	369	405

Operating Income (Loss)	152	(779)	584	(902)

Other Expense (Income), net:
Interest expense	34	48	72	100
Interest income	—	(4)	(1)	(11)
Other, net	—	4	1	6

Total other expense, net	34	48	72	95

Net Income (Loss)	$118	$(827)	$512	$(997)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30, 2009	At December 31, 2008
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$423	$354
Funds on deposit	174	196
Receivables—nonaffiliate	488	742
Receivables—affiliate	1	1
Derivative contract assets	3,110	2,582
Inventories	259	238
Prepaid rent and other payments	112	120

Total current assets	4,567	4,233

Property, Plant and Equipment, net	3,495	3,192

Noncurrent Assets:
Intangible assets, net	191	195
Derivative contract assets	669	585
Prepaid rent	311	258
Debt issuance costs, net	34	38
Other	42	51

Total noncurrent assets	1,247	1,127

Total Assets	$9,309	$8,552

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$40	$45
Accounts payable and accrued liabilities	674	813
Payable to affiliate	28	34
Derivative contract liabilities	2,596	2,268
Other	21	22

Total current liabilities	3,359	3,182

Noncurrent Liabilities:
Long-term debt, net of current portion	2,594	2,630
Derivative contract liabilities	285	244
Other	91	112

Total noncurrent liabilities	2,970	2,986

Commitments and Contingencies
Member’s Equity:
Member’s interest	3,252	2,729
Preferred stock in affiliate	(272)	(345)

Total member’s equity	2,980	2,384

Total Liabilities and Member’s Equity	$9,309	$8,552

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate	Total Member’s Equity
	(in millions)
Balance, December 31, 2008	$2,729	$(345)	$2,384
Net income	512	—	512
Amortization of discount on preferred stock in affiliate	11	(11)	—
Redemption of preferred stock	—	84	84

Balance, June 30, 2009	$3,252	$(272)	$2,980

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$512	$(997)

Adjustments to reconcile net income (loss) and changes in other operating assets and liabilities to net cash provided by (used in) operating activities:
Depreciation and amortization	73	74
Gain on sales of assets, net	(17)	(16)
Unrealized losses (gains) on derivative contracts, net	(240)	1,177
Lower of cost or market inventory adjustments	22	1
Other, net	—	8
Funds on deposit	30	(269)
Changes in other operating assets and liabilities	4	(39)

Total adjustments	(128)	936

Net cash provided by (used in) operating activities of continuing operations	384	(61)
Net cash provided by operating activities of discontinued operations	—	1

Net cash provided by (used in) operating activities	384	(60)

Cash Flows from Investing Activities:
Capital expenditures	(376)	(308)
Proceeds from the sales of assets	17	15
Other	1	—

Net cash used in investing activities of continuing operations	(358)	(293)
Net cash provided by investing activities of discontinued operations	—	18

Net cash used in investing activities	(358)	(275)

Cash Flows from Financing Activities:
Redemption of preferred stock	84	31
Repayment of long-term debt—nonaffiliate	(41)	(270)
Repayment of debt—affiliate	—	(6)
Capital contributions	—	139
Distribution to member	—	(137)
Other	—	(1)

Net cash provided by (used in) financing activities	43	(244)

Net Increase (Decrease) in Cash and Cash Equivalents	69	(579)
Cash and Cash Equivalents, beginning of period	354	698

Cash and Cash Equivalents, end of period	$423	$119

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$63	$94
Financing Activity:
Capital contributions—non-cash	$—	$1

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Operating revenues (including unrealized gains (losses) of $(44) million, $(911) million, $211 million and $(1.213) billion, respectively)	$496	$(393)	$1,374	$(91)

Cost of fuel, electricity and other products—nonaffiliate (including unrealized gains of $30 million, $37 million, $29 million and $36 million, respectively)	148	164	417	402
Cost of fuel, electricity and other products—affiliate (including unrealized (gains) losses of $0, $0, $0 and $0, respectively)	2	2	4	4

Total cost of fuel, electricity and other products	150	166	421	406

Gross Margin (excluding depreciation and amortization)	346	(559)	953	(497)

Operating Expenses:
Operations and maintenance—nonaffiliate	93	120	181	206
Operations and maintenance—affiliate	69	74	137	146
Depreciation and amortization	34	38	68	69
Gain on sales of assets, net	(2)	(12)	(17)	(16)

Total operating expenses, net	194	220	369	405

Operating Income (Loss)	152	(779)	584	(902)

Other Expense (Income), net:
Interest expense	5	12	12	29
Interest income—nonaffiliate	—	(4)	(1)	(11)
Interest income—affiliate	—	—	—	(1)
Other, net	—	(1)	1	—

Total other expense, net	5	7	12	17

Net Income (Loss)	$147	$(786)	$572	$(919)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30, 2009	At December 31, 2008
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$423	$354
Funds on deposit	174	196
Receivables—nonaffiliate	488	742
Receivables—affiliate	11	10
Notes receivables—affiliate	93	93
Derivative contract assets	3,110	2,582
Inventories	259	238
Prepaid rent and other payments	112	120

Total current assets	4,670	4,335

Property, Plant and Equipment, net	3,492	3,189

Noncurrent Assets:
Intangible assets, net	191	195
Derivative contract assets	669	585
Prepaid rent	311	258
Debt issuance costs, net	27	32
Other	42	51

Total noncurrent assets	1,240	1,121

Total Assets	$9,402	$8,645

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$40	$45
Accounts payable and accrued liabilities	650	789
Payable to affiliate	28	34
Derivative contract liabilities	2,596	2,268
Other	21	22

Total current liabilities	3,335	3,158

Noncurrent Liabilities:
Long-term debt, net of current portion	1,212	1,248
Derivative contract liabilities	285	244
Other	91	112

Total noncurrent liabilities	1,588	1,604

Commitments and Contingencies
Member’s Equity:
Member’s interest	4,613	4,094
Preferred stock in affiliate	(134)	(211)

Total member’s equity	4,479	3,883

Total Liabilities and Member’s Equity	$9,402	$8,645

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate	Total Member’s Equity
	(in millions)
Balance, December 31, 2008	$4,094	$(211)	$3,883
Net income	572	—	572
Amortization of discount on preferred stock in affiliate	7	(7)	—
Redemption of preferred stock	—	84	84
Distribution to member	(60)	—	(60)

Balance, June 30, 2009	$4,613	$(134)	$4,479

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$572	$(919)

Adjustments to reconcile net income (loss) and changes in other operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	73	73
Gain on sales of assets, net	(17)	(16)
Unrealized losses (gains) on derivative contracts, net	(240)	1,177
Lower of cost or market inventory adjustments	22	1
Other, net	—	8
Funds on deposit	30	(269)
Changes in other operating assets and liabilities	4	(39)

Total adjustments	(128)	935

Net cash provided by operating activities of continuing operations	444	16
Net cash provided by operating activities of discontinued operations	—	1

Net cash provided by operating activities	444	17

Cash Flows from Investing Activities:
Capital expenditures	(376)	(308)
Proceeds from the sales of assets	17	15
Other	1	—

Net cash used in investing activities of continuing operations	(358)	(293)
Net cash provided by investing activities of discontinued operations	—	18

Net cash used in investing activities	(358)	(275)

Cash Flows from Financing Activities:
Redemption of preferred stock	84	31
Repayment of long-term debt—nonaffiliate	(41)	(138)
Repayment of debt—affiliate	—	(20)
Distribution to member	(60)	(192)
Settlement of member’s obligations pursuant to the Plan	—	(1)

Net cash used in financing activities	(17)	(320)

Net Increase (Decrease) in Cash and Cash Equivalents	69	(578)
Cash and Cash Equivalents, beginning of period	354	697

Cash and Cash Equivalents, end of period	$423	$119

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$4	$22

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Operating revenues—nonaffiliate (including unrealized gains (losses) of $(30) million, $(564) million, $145 million and $(804) million, respectively)	$44	$(600)	$266	$(838)
Operating revenues—affiliate (including unrealized gains (losses) of $26 million, $(265) million, $93 million and $(320) million, respectively)	347	101	797	449

Total operating revenues	391	(499)	1,063	(389)

Cost of fuel, electricity and other products—nonaffiliate (including unrealized gains of $0, $1 million, $0 and $0, respectively)	3	3	10	10
Cost of fuel, electricity and other products—affiliate (including unrealized gains of $4 million, $10 million, $5 million and $6 million, respectively)	131	103	289	242

Total cost of fuel, electricity and other products	134	106	299	252

Gross Margin (excluding depreciation and amortization)	257	(605)	764	(641)

Operating Expenses:
Operations and maintenance—nonaffiliate	57	68	117	123
Operations and maintenance—affiliate	44	45	89	87
Depreciation and amortization	24	23	48	44
Gain on sales of assets, net	(2)	(2)	(10)	(2)

Total operating expenses, net	123	134	244	252

Operating Income (Loss)	134	(739)	520	(893)

Other Expense (Income), net:
Interest expense	1	1	2	2
Interest income	—	(2)	—	(3)
Other, net	—	1	—	1

Total other expense, net	1	—	2	—

Net Income (Loss)	$133	$(739)	$518	$(893)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At June 30, 2009	At December 31, 2008
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$164	$125
Funds on deposit	12	3
Receivables—nonaffiliate	25	16
Receivables—affiliate	231	211
Derivative contract assets—nonaffiliate	198	87
Derivative contract assets—affiliate	969	603
Inventories	118	129
Prepaid rent	96	96
Other	1	9

Total current assets	1,814	1,279

Property, Plant and Equipment, net	2,904	2,622

Noncurrent Assets:
Goodwill, net	799	799
Other intangible assets, net	142	144
Derivative contract assets—nonaffiliate	361	314
Derivative contract assets—affiliate	196	172
Prepaid rent	311	258
Other	21	32

Total noncurrent assets	1,830	1,719

Total Assets	$6,548	$5,620

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$4	$3
Accounts payable and accrued liabilities	135	119
Payable to affiliate	179	143
Derivative contract liabilities—nonaffiliate	2	—
Derivative contract liabilities—affiliate	772	485
Other	14	20

Total current liabilities	1,106	770

Noncurrent Liabilities:
Long-term debt, net of current portion	22	25
Derivative contract liabilities—nonaffiliate	11	1
Derivative contract liabilities—affiliate	167	164
Contract retention liability	43	64
Other	14	13

Total noncurrent liabilities	257	267

Commitments and Contingencies
Member’s Equity:
Member’s interest	5,319	4,794
Preferred stock in affiliate	(134)	(211)

Total member’s equity	5,185	4,583

Total Liabilities and Member’s Equity	$6,548	$5,620

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate	Total Member’s Equity
	(in millions)
Balance, December 31, 2008	$4,794	$(211)	$4,583
Net income	518	—	518
Amortization of discount on preferred stock in affiliate	7	(7)	—
Redemption of preferred stock	—	84	84

Balance, June 30, 2009	$5,319	$(134)	$5,185

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$518	$(893)

Adjustments to reconcile net income (loss) and changes in other operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	48	44
Gain on sales of assets, net	(10)	(2)
Unrealized losses (gains) on derivative contracts, net	(243)	1,118
Lower of cost or market inventory adjustments	21	—
Funds on deposit	—	2
Changes in other operating assets and liabilities	(56)	(50)

Total adjustments	(240)	1,112

Net cash provided by operating activities	278	219

Cash Flows from Investing Activities:
Capital expenditures	(331)	(265)
Proceeds from the sales of assets	9	1
Other	1	—

Net cash used in investing activities	(321)	(264)

Cash Flows from Financing Activities:
Redemption of preferred stock	84	31
Repayment of long-term debt—nonaffiliate	(2)	—
Capital contributions	—	155
Distribution to member	—	(325)
Other	—	(1)

Net cash provided by (used in) financing activities	82	(140)

Net Increase (Decrease) in Cash and Cash Equivalents	39	(185)
Cash and Cash Equivalents, beginning of period	125	242

Cash and Cash Equivalents, end of period	$164	$57

Supplemental Cash Flow Disclosures:
Cash paid for interest	$1	$1

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

Mirant Mid-Atlantic operates and owns or leases 5,230 MW of net electric generating capacity in the Washington, D.C. area. Mirant Mid-Atlantic’s electric generating capacity is part of the 10,112 MW of net electric generating capacity of Mirant Americas Generation and Mirant North America. Mirant Mid-Atlantic’s generating facilities serve the PJM markets. The PJM ISO operates the largest centrally dispatched control area in the United States.

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

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic have a number of service agreements for labor and administrative services with Mirant Services. See Note G for further discussion of arrangements with these related parties.

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

The Companies evaluate events that occur after their balance sheet date but before their financial statements are issued for potential recognition or disclosure. Based on their evaluations, as of August 6, 2009, the Companies determined that there were no material subsequent events for recognition or disclosure other than those disclosed herein.

In preparing Mirant Americas Generation’s and Mirant North America’s unaudited condensed consolidated financial statements for the three months ended March 31, 2009, management discovered that the amounts previously disclosed for cash paid for interest and cash paid for interest, net of amount capitalized were overstated for each interim period in 2008. For the three and six months ended June 30, 2008, Mirant Americas Generation’s and Mirant North America’s cash paid for interest was overstated by approximately $20 million and $23 million, respectively. The Capitalization of Interest Cost discussed later in Note B has been adjusted to reflect the immaterial correction of these misstatements. For the six months ended June 30, 2008, cash paid for interest, net of amounts capitalized was overstated by approximately $23 million. The supplemental cash flow disclosure for the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2008, has been adjusted to reflect the immaterial correction of this misstatement. The misstatement of cash paid for interest and cash paid for interest, net of amount capitalized had no effect on Mirant Americas Generation’s and Mirant North America’s cash and cash equivalents, net loss or member’s equity.

Inventories

Inventories consist primarily of fuel oil, coal, materials and supplies, and purchased emissions allowances. Inventory is generally stated at the lower of cost or market value. Fuel stock is removed from the inventory account as it is used in the production of electricity. Materials and supplies are removed from the inventory account on a weighted average cost basis when they are used for repairs, maintenance or capital projects. The cost of purchased emissions allowances is also computed on a weighted average cost basis. Purchased emissions allowances are removed from inventory and charged to cost of fuel, electricity and other products in the Companies’ accompanying unaudited condensed consolidated statements of operations as they are utilized for emissions volumes.

Inventories were comprised of the following (in millions):

Mirant Americas Generation and Mirant North America

	At June 30, 2009	At December 31, 2008
Fuel stock:
Fuel oil	$126	$113
Coal	53	43
Other	1	1
Materials and supplies	65	63
Purchased emissions allowances	14	18

Total inventories	$259	$238

For the six months ended June 30, 2009, Mirant Americas Generation and Mirant North America recognized lower of cost or market inventory adjustments of $22 million, primarily related to coal inventory. For the year ended December 31, 2008, Mirant Americas Generation and Mirant North America recognized lower of cost or market inventory adjustments of $65 million, primarily related to fuel oil inventory.

Mirant Mid-Atlantic

	At June 30, 2009	At December 31, 2008
Fuel stock:
Fuel oil	$21	$25
Coal	53	43
Other	1	1
Materials and supplies	43	41
Purchased emissions allowances	—	19

Total inventories	$118	$129

For the six months ended June 30, 2009, Mirant Mid-Atlantic recognized lower of cost or market inventory adjustments of $21 million, primarily related to coal inventory. For the year ended December 31, 2008, Mirant Mid-Atlantic recognized lower of cost or market inventory adjustments of $14 million, primarily related to fuel oil inventory.

Impairment of Long-Lived Assets

The Companies evaluate long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluations are performed in accordance with SFAS 144. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. In the second quarter of 2009, Mirant Americas Generation and Mirant North America evaluated the Bowline generating facility for impairment. The sum of the probability weighted undiscounted cash flows for the Bowline generating facility exceeded the carrying value as of June 30, 2009. As a result, Mirant Americas Generation and Mirant North America did not record an impairment charge for the three and six months ended June 30, 2009. See Note D for further discussion.

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

For the three and six months ended June 30, 2009 and 2008, Mirant Americas Generation and Mirant North America incurred the following interest costs on debt to nonaffiliates (in millions):

Mirant Americas Generation

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total interest costs	$52	$60	$105	$123
Capitalized and included in property, plant and equipment, net	(18)	(12)	(33)	(23)

Interest expense	$34	$48	$72	$100

The amounts of capitalized interest above include interest accrued. For the three and six months ended June 30, 2009, cash paid for interest was $93 million and $96 million, respectively, of which $31 million and $33 million, respectively, was capitalized. For the three and six months ended June 30, 2008, cash paid for interest was $108 million and $117 million, respectively, of which $20 million and $23 million, respectively, was capitalized.

Mirant North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total interest costs	$23	$24	$45	$52
Capitalized and included in property, plant and equipment, net	(18)	(12)	(33)	(23)

Interest expense	$5	$12	$12	$29

The amounts of capitalized interest above include interest accrued. For the three and six months ended June 30, 2009, cash paid for interest was $34 million and $37 million, respectively, of which $31 million and $33 million, respectively, was capitalized. For the three and six months ended June 30, 2008, cash paid for interest was $37 million and $45 million, respectively, of which $20 million and $23 million, respectively, was capitalized.

Recently Adopted Accounting Standards

In December 2007, the FASB issued SFAS 141R, which requires an acquirer of a business to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values. SFAS 141R also requires disclosure of information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination. Additionally, SFAS 141R requires that acquisition-related costs be expensed as incurred. The provisions of SFAS 141R became effective for acquisitions completed on or after January 1, 2009; however, the income tax considerations included in SFAS

141R were effective as of that date for all acquisitions, regardless of the acquisition date. The Companies adopted SFAS 141R on January 1, 2009, and the adoption had no effect on the Companies’ consolidated statements of operations, financial position or cash flows.

On February 12, 2008, the FASB issued FSP FAS 157-2, which deferred the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities, with the exception of those nonfinancial assets and liabilities that are recognized or disclosed on a recurring basis (at least annually). The Companies’ non-recurring nonfinancial assets and liabilities that could be measured at fair value in the Companies’ unaudited condensed consolidated financial statements include long-lived asset impairments and the initial recognition of asset retirement obligations. The Companies adopted FSP FAS 157-2 on January 1, 2009, and the adoption had no effect on the Companies’ consolidated statements of operations, financial position or cash flows. The Companies will incorporate the recognition and disclosure provisions of SFAS 157 when required for fair value measurements for non-recurring nonfinancial assets and liabilities. As of June 30, 2009, the Companies did not have any events that required a fair value measurement for non-recurring nonfinancial assets or liabilities.

On March 19, 2008, the FASB issued SFAS 161, which amends SFAS 133 to enhance the required disclosures for derivative instruments and hedging activities. The Companies utilize derivative financial instruments to manage their exposure to commodity price risks and for Mirant Americas Generation’s and Mirant North America’s proprietary trading and fuel oil management activities. The Companies adopted SFAS 161 on January 1, 2009. See Note C for these disclosures.

On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which amended SFAS 107 and APB 28 to require disclosures about the fair value of financial instruments in interim financial statements. This FSP is effective for interim periods ending after June 15, 2009. The Companies adopted FSP FAS 107-1 and APB 28-1 for their disclosures of the fair value of financial instruments for the quarter ended June 30, 2009, and the adoption had no effect on the Companies’ consolidated statements of operations, financial position or cash flows. See “Fair Value of Other Financial Instruments” in Note C for these disclosures.

On April 9, 2009, the FASB issued FSP FAS 157-4, which amended SFAS 157 to provide additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. Under distressed market conditions, the Companies need to weigh all available evidence in determining whether a transaction occurred in an orderly market. FSP FAS 157-4 requires additional judgment by the Companies when determining the fair value of derivative contracts in the current economic environment. The Companies adopted FSP FAS 157-4 for their fair value measurements for the quarter ended June 30, 2009, and the adoption did not have a material effect on the Companies’ consolidated statements of operations, financial position or cash flows.

On May 28, 2009, the FASB issued SFAS 165, which requires the Companies to disclose the date through which they have evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 defines two types of subsequent events; recognized and non-recognized events, with recognized events giving rise to conditions that existed as of the balance sheet date. SFAS 165 is effective for interim periods ending after June 15, 2009. The Companies adopted the disclosure requirements of SFAS 165 for the quarter ended June 30, 2009, and the adoption had no effect on the Companies’ consolidated statements of operations, financial position or cash flows.

New Accounting Standards Not Yet Adopted at June 30, 2009

On July 1, 2009, the FASB issued SFAS 168, which codified all authoritative nongovernmental GAAP into a single source. SFAS 168 will be effective for interim and annual periods ending after September 15, 2009. SFAS 168 will supersede all existing accounting standards, but does not change the contents of those standards. The Companies will adopt SFAS 168 beginning with their Form 10-Q for the quarter ending September 30, 2009, and the adoption will require the Companies to change their references to accounting literature to conform to the codified source of authoritative nongovernmental GAAP.

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

Changes in the fair value and settlements of derivative financial instruments used to hedge electricity economically are reflected in operating revenue, and changes in the fair value and settlements of derivative financial instruments used to hedge fuel economically are reflected in cost of fuel, electricity and other products in the accompanying unaudited condensed consolidated statements of operations. Most of Mirant Americas Generation’s and Mirant North America’s long-term coal agreements are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in derivative contract assets and liabilities in the accompanying condensed consolidated balance sheets. Changes in the fair value and settlements of derivative contracts for trading activities, comprised of proprietary trading and fuel oil management, are recorded on a net basis as operating revenue in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2009, the Companies do not have any derivative financial instruments for which hedge accounting, as defined by SFAS 133, has been elected.

The Companies also consider risks associated with interest rates, counterparty credit and Mirant Americas Generation’s, Mirant North America’s and Mirant Mid-Atlantic’s own non-performance risk when valuing their derivative financial instruments. The nominal value of the derivative contract assets and liabilities is discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of the Companies’ transactions being valued.

Mirant Americas Generation and Mirant North America

The following table presents the fair value of derivative financial instruments related to commodity price risk (in millions):

		Fair Value at
Commodity Derivative Contracts	Balance Sheet Location	June 30, 2009	December 31, 2008
Asset management	Derivative contract assets	$1,903	$1,285
Trading activities	Derivative contract assets	1,876	1,882

Total derivative contract assets		3,779	3,167

Asset management	Derivative contract liabilities	(1,051)	(736)
Trading activities	Derivative contract liabilities	(1,830)	(1,776)

Total derivative contract liabilities		(2,881)	(2,512)

Asset management, net		852	549
Trading activities, net		46	106

Total derivative contracts, net		$898	$655

The following tables present the net gains (losses) for derivative financial instruments recognized in income in the unaudited condensed consolidated statements of operations (in millions):

Commodity Derivative Contracts	Location of Net Gains (Losses) Recognized in Income	Amount of Net Gains (Losses) Recognized in Income for the Three Months Ended
		June 30, 2009			June 30, 2008
		Realized	Unrealized	Total	Realized	Unrealized	Total
Asset management	Operating revenues	$191	$(10)	$181	$(94)	$(856)	$(950)
Trading activities	Operating revenues	46	(34)	12	(15)	(55)	(70)
Asset management	Cost of fuel, electricity and other products	(28)	30	2	8	37	45

Total		$209	$(14)	$195	$(101)	$(874)	$(975)

Commodity Derivative Contracts	Location of Net Gains (Losses) Recognized in Income	Amount of Net Gains (Losses) Recognized in Income for the Six Months Ended
		June 30, 2009			June 30, 2008
		Realized	Unrealized	Total	Realized	Unrealized	Total
Asset management	Operating revenues	$327	$260	$587	$(110)	$(1,164)	$(1,274)
Trading activities	Operating revenues	74	(49)	25	(19)	(49)	(68)
Asset management	Cost of fuel, electricity and other products	(44)	29	(15)	17	36	53

Total		$357	$240	$597	$(112)	$(1,177)	$(1,289)

The following table presents the notional quantity on long (short) positions for derivative financial instruments on a gross and net basis at June 30, 2009 (in equivalent MWh):

	Notional Quantity
	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Type:
Power[1]	(169)	126	(43)
Natural gas	(45)	46	1
Fuel oil	2	(3)	(1)

Total	(212)	169	(43)

[1]	Includes MWh equivalent of natural gas transactions used to hedge power.

Mirant Mid-Atlantic

The following table presents the fair value of derivative financial instruments related to commodity price risk (in millions):

Commodity Derivative Contracts	Balance Sheet Location	Fair Value at
		June 30, 2009	December 31, 2008
Asset management—nonaffiliate	Derivative contract assets—nonaffiliate	$559	$401
Asset management—affiliate	Derivative contract assets—affiliate	1,165	775

Total derivative contract assets		1,724	1,176

Asset management—nonaffiliate	Derivative contract liabilities—nonaffiliate	(13)	(1)
Asset management—affiliate	Derivative contract liabilities—affiliate	(939)	(649)

Total derivative contract liabilities		(952)	(650)

Asset management—nonaffiliate, net		546	400
Asset management—affiliate, net		226	126

Total derivative contracts, net		$772	$526

The following tables present the net gains (losses) for derivative financial instruments recognized in income in the unaudited condensed consolidated statements of operations (in millions):

Commodity Derivative Contracts	Location of Net Gains (Losses) Recognized in Income	Amount of Net Gains (Losses) Recognized in Income for the Three Months Ended
		June 30, 2009			June 30, 2008
		Realized	Unrealized	Total	Realized	Unrealized	Total
Asset management	Operating revenues	$174	$(4)	$170	$(91)	$(829)	$(920)
Asset management	Cost of fuel, electricity and other products	(2)	4	2	1	11	12

Total		$172	$—	$172	$(90)	$(818)	$(908)

Commodity Derivative Contracts	Location of Net Gains (Losses) Recognized in Income	Amount of Net Gains (Losses) Recognized in Income for the Six Months Ended
		June 30, 2009			June 30, 2008
		Realized	Unrealized	Total	Realized	Unrealized	Total
Asset management	Operating revenues	$283	$238	$521	$(112)	$(1,124)	$(1,236)
Asset management	Cost of fuel, electricity and other products	4	5	9	1	6	7

Total		$287	$243	$530	$(111)	$(1,118)	$(1,229)

The following table presents the notional quantity on long (short) positions for derivative financial instruments on a gross and net basis at June 30, 2009 (in equivalent MWh):

	Notional Quantity
	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
Commodity Type:
Power[1]	(99)	57	(42)

Total	(99)	57	(42)

[1]	Includes MWh equivalent of natural gas transactions used to hedge power.

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

The following tables set forth by level within the fair value hierarchy the Companies’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009, by category and tenor, respectively. At June 30, 2009, the Companies’ only financial assets and liabilities measured at fair value on a recurring basis are derivative financial instruments.

Mirant Americas Generation and Mirant North America

The following table presents financial assets and liabilities, net accounted for at fair value on a recurring basis as of June 30, 2009, by category (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Commodity contracts—asset management	$13	$1,852	$38	$1,903
Commodity contracts—trading activities	634	1,203	39	1,876

Total derivative contract assets	647	3,055	77	3,779

Liabilities:
Commodity contracts—asset management	(41)	(1,007)	(3)	(1,051)
Commodity contracts—trading activities	(612)	(1,209)	(9)	(1,830)

Total derivative contract liabilities	(653)	(2,216)	(12)	(2,881)

Net:
Commodity contracts—asset management, net	(28)	845	35	852
Commodity contracts—trading activities, net	22	(6)	30	46

Total derivative contract assets and liabilities, net	$(6)	$839	$65	$898

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

The following table presents financial assets and liabilities, net accounted for at fair value on a recurring basis as of June 30, 2009, by tenor (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Remainder of 2009	$325	$45	$370
2010	239	1	240
2011	57	—	57
2012	44	—	44
2013	90	—	90
Thereafter	97	—	97

Total	$852	$46	$898

The volumetric weighted average maturity, or weighted average tenor, of the asset management derivative contract portfolio at both June 30, 2009 and December 31, 2008, was approximately 23 months. The volumetric weighted average maturity, or weighted average tenor, of the trading derivative contract portfolio at June 30, 2009 and December 31, 2008, was approximately 10 months and 8 months, respectively.

Mirant Mid-Atlantic

The following table presents financial assets and liabilities, net accounted for at fair value on a recurring basis as of June 30, 2009, by category (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Total assets	$4	$1,715	$5	$1,724
Total liabilities	(5)	(947)	—	(952)

Total	$(1)	$768	$5	$772

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

The following table presents financial assets and liabilities, net accounted for at fair value on a recurring basis as of June 30, 2009, by tenor (in millions):

Asset Management
Remainder of 2009	$272
2010	214
2011	55
2012	44
2013	90
Thereafter	97

Total	$772

The volumetric weighted average maturity, or weighted average tenor, of the derivative contract portfolio at June 30, 2009 and December 31, 2008, was approximately 23 months and 26 months, respectively.

Level 3 Disclosures

Mirant Americas Generation and Mirant North America

The following tables present a roll forward of fair values of assets and liabilities, net categorized in Level 3 and the amount included in income for the six months ended June 30, 2009 and 2008 (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of assets and liabilities categorized in Level 3 at January 1, 2009	$24	$22	$46
Total gains or losses (realized/unrealized):
Included in income of existing contracts (or changes in net assets or liabilities)[1]	(11)	(11)	(22)
Purchases, issuances and settlements[2]	22	19	41
Transfers in and/or out of Level 3[3]	—	—	—

Fair value of assets and liabilities categorized in Level 3 at June 30, 2009	$35	$30	$65

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of assets and liabilities categorized in Level 3 at January 1, 2008	$12	$—	$12
Total gains or losses (realized/unrealized):
Included in income of existing contracts (or changes in net assets or liabilities)[1]	(11)	(1)	(12)
Purchases, issuances and settlements[2]	4	3	7
Transfers in and/or out of Level 3[3]	(1)	20	19

Fair value of assets and liabilities categorized in Level 3 at June 30, 2008	$4	$22	$26

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

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in income	$(10)	$3	$(7)	$16	$3	$19
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009	$(10)	$3	$(7)	$18	$3	$21

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in income	$19	$—	$19	$18	$(3)	$15
Gains included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	$19	$—	$19	$19	$2	$21

Mirant Mid-Atlantic

The following tables present a roll forward of fair values of assets and liabilities, net categorized in Level 3 and the amount included in income for the six months ended June 30, 2009 and 2008 (in millions):

Asset Management
Fair value of assets and liabilities categorized in Level 3 at January 1, 2009	$—
Total gains or losses (realized/unrealized):
Included in income of existing contracts (or changes in net assets or liabilities)[1]	1
Purchases, issuances and settlements[2]	4
Transfers in and/or out of Level 3[3]	—

Fair value of assets and liabilities categorized in Level 3 at June 30, 2009, net	$5

Asset Management
Fair value of assets and liabilities categorized in Level 3 at January 1, 2008, net	$2
Total gains or losses (realized/unrealized):
Included in income of existing contracts (or changes in net assets or liabilities) [1]	(8)
Purchases, issuances and settlements[2]	—
Transfers in and/or out of Level 3[3]	—

Fair value of assets and liabilities categorized in Level 3 at June 30, 2008	$(6)

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

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains included in income	$2	$3	$5	$2	$3	$5
Gains included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009	$2	$3	$5	$2	$3	$5

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in income	$(8)	$—	$(8)	$(10)	$2	$(8)
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2008	$(8)	$—	$(8)	$(10)	$2	$(8)

Counterparty Credit Concentration Risk

The Companies are exposed to the default risk of the counterparties with which they transact. The Companies manage their credit risk by entering into master netting agreements and requiring counterparties to post cash collateral or other credit enhancements based on the net exposure and the credit standing of the counterparty. The Companies also have non-collateralized power hedges entered into by Mirant Mid-Atlantic. These transactions are senior unsecured obligations of Mirant Mid-Atlantic and the counterparties and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. The Companies’ credit reserve on their derivative contract assets was $25 million and $52 million for Mirant Americas Generation and Mirant North America at June 30, 2009 and December 31, 2008, respectively, and $24 million and $51 million for Mirant Mid-Atlantic at June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009 and December 31, 2008, approximately $45 million and $20 million, respectively, of cash collateral posted to Mirant Americas Generation and Mirant North America by counterparties under master netting agreements were included in accounts payable and accrued liabilities on Mirant Americas Generation’s and Mirant North America’s condensed consolidated balance sheets.

The Companies also monitor counterparty credit concentration risk on both an individual basis and a group counterparty basis. The following tables highlight the credit quality and the balance sheet settlement exposures related to these activities as of June 30, 2009 and December 31, 2008 (dollars in millions):

Mirant Americas Generation and Mirant North America

	At June 30, 2009
Credit Rating Equivalent	Gross Exposure Before Collateral[1]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$1,718	$177	$177	$—	—
Investment Grade:
Financial institutions	1,466	718	39	679	81%
Energy companies	935	186	50	136	16%
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	25	20	—	20	3%
Internally-rated non-investment grade	4	4	—	4	—
Not internally rated	—	—	—	—	—

Total	$4,148	$1,105	$266	$839	100%

	At December 31, 2008
Credit Rating Equivalent	Gross Exposure Before Collateral[1]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$1,428	$107	$107	$—	—
Investment Grade:
Financial institutions	1,219	553	20	533	72%
Energy companies	1,060	232	73	159	22%
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	41	41	—	41	6%
Internally-rated non-investment grade	4	4	—	4	—
Not internally rated	—	—	—	—	—

Total	$3,752	$937	$200	$737	100%

[1]

Gross exposure before collateral represents credit exposure, including realized and unrealized transactions, before applying the terms of master netting agreements with counterparties and netting of transactions with clearing brokers and exchanges. The table excludes amounts related to contracts classified as normal purchases/normal sales and non-derivative contractual commitments that are not recorded at fair value in the condensed consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Non-performance could have a material adverse effect on the future results of operations, financial condition and cash flows.

[2]	Net exposure before collateral represents the credit exposure, including both realized and unrealized transactions, after applying the terms of master netting agreements.
[3]	Collateral includes cash and letters of credit received from counterparties.

Mirant Mid-Atlantic

At June 30, 2009
Credit Rating Equivalent	Gross Exposure Before Collateral[1,4]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$—	$—	$—	$—	—
Investment Grade:
Financial institutions	613	600	—	600	99%
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	—	—	—	—	—
Internally-rated non-investment grade	4	4	—	4	1%
Not internally rated	—	—	—	—	—

Total	$617	$604	$—	$604	100%

At December 31, 2008
Credit Rating Equivalent	Gross Exposure Before Collateral[1,4]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$—	$—	$—	$—	—
Investment Grade:
Financial institutions	477	477	—	477	100%
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	—	—	—	—	—
Internally-rated non-investment grade	2	2	—	2	—
Not internally rated	—	—	—	—	—

Total	$479	$479	$—	$479	100%

[1]

Gross exposure before collateral represents credit exposure, including realized and unrealized transactions, before applying the terms of master netting agreements with counterparties and netting of transactions with clearing brokers and exchanges. The table excludes amounts related to contracts classified as normal purchases/normal sales and non-derivative contractual commitments that are not recorded at fair value in the condensed consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Non-performance could have a material adverse effect on the future results of operations, financial condition and cash flows.

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

Mirant Americas Generation and Mirant North America had credit exposure to three investment grade counterparties that each represented an exposure of more than 10% of total credit exposure, net of collateral. The aggregate credit exposure, net of collateral, to such counterparties was $528 million and $491 million at June 30, 2009 and December 31, 2008, respectively.

Mirant Mid-Atlantic had credit exposure to three investment grade counterparties at June 30, 2009, and credit exposure to two investment grade counterparties at December 31, 2008, that each represented an exposure of more than 10% of total credit exposure, net of collateral. The aggregate credit exposure, net of collateral, to such counterparties was $493 million and $378 million at June 30, 2009 and December 31, 2008, respectively.

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic Credit Risk

The Companies’ standard industry contracts contain credit-risk-related contingent features such as ratings-related thresholds and adequate assurance language whereby the Companies would be required to post additional cash collateral as a result of a credit event, including a downgrade. However, as a result of the Companies’ current credit ratings, the Companies are typically required to post collateral in the normal course of business to offset completely their net liability positions. At June 30, 2009, the fair value of Mirant Americas Generation’s and Mirant North America’s financial instruments with credit-risk-related contingent features in a net liability position were approximately $8 million for which Mirant Americas Generation and Mirant North America posted collateral, including cash and letters of credit, of $8 million to offset the position. At June 30, 2009, Mirant Mid-Atlantic did not have any financial instruments with credit-risk-related contingent features in a net liability position.

In addition, at both June 30, 2009 and December 31, 2008, Mirant Americas Generation and Mirant North America had approximately $1 million of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit on the condensed consolidated balance sheets.

Fair Values of Other Financial Instruments (Mirant Americas Generation and Mirant North America)

Other financial instruments recorded at fair value include cash and interest-bearing cash equivalents. The following methods are used by Mirant Americas Generation and Mirant North America to estimate the fair value of financial instruments that are not otherwise carried at fair value on the accompanying condensed consolidated balance sheets:

Notes and Other Receivables. The fair value of Mirant Americas Generation’s and Mirant North America’s notes receivable are estimated using interest rates it would receive currently for similar types of arrangements.

Long- and Short-Term Debt. The fair value of Mirant Americas Generation’s and Mirant North America’s long- and short-term debt is estimated using quoted market prices, when available.

The carrying amounts and fair values of Mirant Americas Generation’s and Mirant North America’s financial instruments are as follows (in millions):

Mirant Americas Generation

	At June 30, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long- and short-term debt	$2,634	$2,385	$2,675	$2,344

Mirant North America

	At June 30, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Notes and other receivables	$93	$93	$93	$93

Liabilities:
Long- and short-term debt	$1,252	$1,195	$1,293	$1,203

D.	Impairments on Assets Held and Used (Mirant Americas Generation and Mirant North America)

Bowline Generating Facility

Background

During the second quarter of 2009, the NYISO issued its annual peak load and energy forecast in its Load and Capacity Data report (the “Gold Book”). The Gold Book reports projected supply and demand for the New York control area for the next ten years. The Gold Book reflected a significant decrease in future demand as a result of current economic conditions and the expected future effects of demand-side management programs in New York. The reduction in future demand as a result of demand-side management programs is being driven primarily by an energy efficiency program being instituted within the State of New York that will seek to achieve a 15% reduction from 2007 energy volumes by 2015. The decrease in the projected future demand resulted in a decrease in Mirant Americas Generation’s and Mirant North America’s forecast of the capacity revenue that their 1,139 MW Bowline generating facility will earn in future periods.

In addition to the change in the forecasted capacity revenue, Mirant Bowline also received its property tax assessment during the second quarter of 2009. The assessment significantly exceeds the estimated fair value of the generating facility.

Based on Mirant Americas Generation’s and Mirant North America’s current five-year forecast incorporating these developments, Mirant Bowline is projected to operate at a net loss for the current year and to continue to have operating losses for the next several years because of the excessive level of taxation imposed on the Bowline generating facility combined with the forecasted decrease in capacity revenues. Therefore, Mirant Americas Generation and Mirant North America determined that the Bowline generating facility should be evaluated for impairment in the second quarter of 2009.

Asset Grouping

For purposes of impairment testing, a long-lived asset or assets must be grouped at the lowest level of identifiable cash flows. Mirant Americas Generation and Mirant North America included their Hudson Valley Gas subsidiary in the impairment analysis as the pipeline operated by Hudson Valley Gas relates solely to the supply of gas for the Bowline generating facility.

Assumptions and Results

Mirant Americas Generation and Mirant North America developed estimates related to the future costs of the facility, including future property tax payments. Additionally, Mirant Americas Generation and Mirant North America developed capacity and energy revenue forecasts based on supply and demand assumptions from the NYISO’s Gold Book and proprietary fundamental modeling. Mirant Americas Generation and Mirant North America also assumed they would monetize excess emissions allowances by selling them. The cash flows for the Bowline generating facility were projected through its estimated remaining useful life of 2027. The sum of the probability weighted undiscounted cash flows for the Bowline generating facility exceeded the carrying value as of June 30, 2009. As a result, Mirant Americas Generation and Mirant North America did not record an impairment charge for the three and six months ended June 30, 2009.

E.	Long-Term Debt (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Long-term debt was as follows (dollars in millions):

	At June 30, 2009	At December 31, 2008	Interest Rate	Secured/ Unsecured
Long-term debt:
Mirant Mid-Atlantic:
Mirant Chalk Point capital lease, through 2009 to 2015	$26	$28	8.19%	—
Less: current portion of long-term debt	(4)	(3)

Total Mirant Mid-Atlantic long-term debt, net of current portion	22	25
Mirant North America:
Senior secured term loan, due 2009 to 2013	376	415	LIBOR + 1.75%	Secured
Senior notes, due 2013.	850	850	7.375%	Unsecured
Less: current portion of senior secured term loan	(36)	(42)

Total Mirant North America long-term debt, net of current portion	1,212	1,248

Mirant Americas Generation:
Senior notes:
Due 2011	535	535	8.30%	Unsecured
Due 2021	450	450	8.50%	Unsecured
Due 2031	400	400	9.125%	Unsecured
Unamortized debt premiums (discounts), net	(3)	(3)

Total Mirant Americas Generation long-term debt, net of current portion	$2,594	$2,630

Mirant Americas Generation Senior Notes

The senior notes are senior unsecured obligations of Mirant Americas Generation having no recourse to any subsidiary or affiliate of Mirant Americas Generation.

Mirant North America Senior Secured Credit Facilities

Mirant North America, a wholly-owned subsidiary of Mirant Americas Generation, entered into senior secured credit facilities in January 2006, which are comprised of a senior secured term loan, due January 2013, and a senior secured revolving credit facility, due January 2012. The senior secured term loan had an initial principal balance of $700 million, which has amortized to $376 million as of June 30, 2009. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. Although the senior secured revolving credit facility has lender commitments of $800 million, availability thereunder reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy in October 2008, will not honor its $45 million commitment under the facility. During 2008, Mirant North America transferred to the senior secured revolving credit facility approximately $78 million of letters of credit previously supported by the cash collateral account and withdrew approximately $78 million from the cash collateral account, thereby reducing the cash collateral account to approximately $122 million. At June 30, 2009, the cash collateral balance was approximately $123 million as a result of interest earned on the invested cash balances. At June 30, 2009, there were approximately $139 million of letters of credit outstanding under the senior secured revolving credit facility and $123 million of letters of credit outstanding under the senior secured term loan cash collateral account. At June 30, 2009, $615.8 million was available under the senior secured revolving credit facility and $0.2 million was available under the senior secured term loan for cash draws or for the issuance of letters of credit.

In addition to quarterly principal installments, which are currently $1.2 million, Mirant North America is required to make annual principal prepayments under the senior secured term loan equal to a specified percentage of its excess free cash flow, which is based on adjusted EBITDA less capital expenditures and as further defined in the loan agreement. On March 19, 2009, Mirant North America made a mandatory principal prepayment of approximately $37 million on the term loan. At June 30, 2009, the current estimate of the mandatory principal prepayment of the term loan in March 2010 is approximately $32 million. This amount has been reclassified from long-term debt to current portion of long-term debt at June 30, 2009.

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

F.	Guarantees and Letters of Credit (Mirant Americas Generation and Mirant North America)

Mirant generally conducts its business through various intermediate holding companies, including Mirant Americas Generation and Mirant North America, and various operating subsidiaries, which enter into contracts as a routine part of their business activities. In certain instances, the contractual obligations of such subsidiaries are guaranteed by, or otherwise supported by, Mirant or another of its subsidiaries, including guarantees of Mirant North America or letters of credit issued under the credit facilities of Mirant North America.

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

Upon issuance or modification of a guarantee, Mirant Americas Generation and Mirant North America determine if the obligation is subject to initial recognition and measurement of a liability and/or disclosure of the nature and terms of the guarantee under FIN 45. Generally, guarantees of the performance of a third party are subject to the recognition and measurement, as well as the disclosure provisions, of FIN 45. Such guarantees must initially be recorded at fair value, as determined in accordance with the interpretation. Mirant Americas Generation and Mirant North America did not have any guarantees at June 30, 2009, that met the recognition requirements under FIN 45.

For the six months ended June 30, 2009, Mirant Americas Generation and Mirant North America had net decreases to their guarantees of approximately $41 million, which included a decrease of approximately $32 million to their letters of credit and a decrease of $9 million to their surety bonds.

This Note should be read in conjunction with the complete description under Note 9, Commitments and Contingencies—Guarantees, to the Companies’ financial statements in their 2008 Annual Report on Form 10-K.

G.	Related Party Arrangements and Transactions (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

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

The total costs incurred by the Companies under the Administrative Services Agreement with Mirant Services have been included in the Companies’ accompanying unaudited condensed consolidated statements of operations as follows (in millions):

Mirant Americas Generation and Mirant North America

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of fuel, electricity and other products—affiliate	$2	$2	$4	$4
Operations and maintenance expense—affiliate	38	38	74	74

Total	$40	$40	$78	$78

Mirant Mid-Atlantic

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of fuel, electricity and other products—affiliate	$2	$1	$4	$3
Operations and maintenance expense—affiliate	20	20	40	39

Total	$22	$21	$44	$42

Power Sales and Fuel Supply Arrangement with Mirant Energy Trading (Mirant Mid-Atlantic)

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

Services Provided by Mirant Energy Trading (Mirant Mid-Atlantic)

Mirant Mid-Atlantic receives services from Mirant Energy Trading which include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. Amounts due to and from Mirant Energy Trading under the Power Sale, Fuel Supply and Services Agreement are recorded as a net payable to affiliate or accounts receivable—affiliate, as appropriate. Substantially all energy marketing overhead expenses are allocated to Mirant’s operating subsidiaries. During the three and six months ended June 30, 2009 and 2008, Mirant Mid-Atlantic incurred approximately $4 million and $7 million of energy marketing overhead expense, respectively. These costs are included in operations and maintenance expense—affiliate in Mirant Mid-Atlantic’s accompanying unaudited condensed consolidated statements of operations.

Administration Arrangements with Mirant Services

Substantially all of Mirant’s corporate overhead costs are allocated to Mirant’s operating subsidiaries. For the three and six months ended June 30, 2009 and 2008, the Companies incurred the following in costs under these arrangements, which are included in operations and maintenance expense—affiliate in the Companies’ accompanying unaudited condensed consolidated statements of operations (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Mirant Americas Generation	$31	$36	$63	$72
Mirant North America	$31	$36	$63	$72
Mirant Mid-Atlantic	$20	$21	$42	$41

Notes Receivable from Affiliate (Mirant North America)

During the pendency of the Chapter 11 proceedings, Mirant Americas Generation and certain of its subsidiaries and Mirant and certain of its subsidiaries (excluding Mirant Americas Generation and its subsidiaries) participated in separate intercompany cash management programs whereby cash balances at Mirant and the respective participating subsidiaries were transferred to central concentration accounts to fund working capital and other needs of the respective participants. At June 30, 2009 and December 31, 2008, Mirant North America had current notes receivable from Mirant Americas Generation of $93 million related to its pre-emergence intercompany cash management program. For the three and six months ended June 30, 2009, Mirant North America earned interest income of less than $1 million, compared to $0 and $1 million, respectively, for the same periods in 2008, which is recorded in interest income—affiliate in Mirant North America’s accompanying unaudited condensed consolidated statements of operations.

Purchased Emissions Allowances (Mirant Mid-Atlantic)

In the first quarter of 2009, Mirant Energy Trading began maintaining the inventory of certain purchased emissions allowances on behalf of Mirant Mid-Atlantic. The emissions allowances are sold by Mirant Energy Trading to Mirant Mid-Atlantic as they are needed for operations. Mirant Mid-Atlantic purchases emissions allowances from Mirant Energy Trading at Mirant Energy Trading’s original cost to purchase the allowances. Where allowances have been purchased by Mirant Energy Trading from a Mirant affiliate, the price paid by Mirant Energy Trading is determined by market indices. As of June 30, 2009 and December 31, 2008, Mirant Mid-Atlantic had $0 and $19 million, respectively, of emissions allowances recorded in inventories in Mirant Mid-Atlantic’s accompanying condensed consolidated balance sheets.

Emissions allowances purchased from Mirant Energy Trading that were utilized in the three and six months ended June 30, 2009, were $12 million and $25 million, respectively, compared to $2 million and $9 million, respectively, for the same periods in 2008 and are recorded in cost of fuel, electricity and other products—affiliate in Mirant Mid-Atlantic’s accompanying unaudited condensed consolidated statements of operations. Amounts expensed as a result of writing down emissions allowances to the lower of cost or market were $0 and $1 million, respectively, for the three and six months ended June 30, 2008, and are recorded in cost of fuel, electricity and other products—affiliate in Mirant Mid-Atlantic’s accompanying unaudited condensed consolidated statements of operations.

Preferred Shares in Mirant Americas

Series A

Mirant Americas issued mandatorily redeemable Series A preferred shares to Mirant Mid-Atlantic for the purpose of funding future environmental capital expenditures. For the six months ended June 30, 2009, the Companies recorded $7 million in preferred stock in affiliate and member’s interest in the accompanying unaudited condensed consolidated balance sheets of each entity related to the amortization of the discount on the preferred stock in Mirant Americas.

The Series A preferred shares issued by Mirant Americas are mandatorily redeemable by Mirant Americas at various dates. In June 2009, Mirant Americas was required to and did redeem $84 million in the Series A preferred stock held by Mirant Mid-Atlantic.

Series B (Mirant Americas Generation)

Mirant Americas issued mandatorily redeemable Series B preferred shares to Mirant Americas Generation for the purpose of supporting the refinancing of Mirant Americas Generation senior notes due in 2011. For the six months ended June 30, 2009, Mirant Americas Generation recorded $4 million in preferred stock in affiliate and member’s interest in Mirant Americas Generation’s unaudited condensed consolidated balance sheets related to the amortization of the discount on the preferred stock in Mirant Americas.

H.	Income Taxes (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Americas Generation and Mirant North America

Mirant Americas Generation and Mirant North America are limited liability companies treated as branches of Mirant Americas for income tax purposes. As a result, Mirant Americas and Mirant have direct liability for the majority of the United States federal and state income taxes relating to Mirant Americas Generation’s and Mirant North America’s operations. Certain of Mirant Americas Generation’s and Mirant North America’s subsidiaries continue to exist as regarded corporate entities for income tax purposes. For those regarded corporate entities, Mirant Americas Generation and Mirant North America allocate current and deferred income taxes to each regarded corporate entity as if such entity were a single taxpayer utilizing the asset and liability method to account for income taxes. To the extent Mirant Americas Generation and Mirant North America provide tax provision or benefit, any related tax payable or receivable to Mirant is reclassified to equity in the same period.

If Mirant Americas Generation were to be allocated income taxes attributable to its operations, the pro forma income tax provision (benefit) attributable to income before tax would be $(24) million and $8 million, respectively, for the three and six months ended June 30, 2009, compared to $11 million for both the three and six months ended June 30, 2008. The pro forma income tax benefit for the three months ended June 30, 2009, reflects a change in Mirant Americas Generation’s estimated effective tax rate to eliminate the effect of volatility in the fair value of derivative contracts. The pro forma balance of Mirant Americas Generation’s net deferred income taxes would be $0 as of June 30, 2009. If Mirant North America were to be allocated income taxes attributable to its operations, the pro forma income tax provision attributable to income before tax would be $49 million and $215 million, respectively, for the three and six months ended June 30, 2009, compared to $264 million for both the three and six months ended June 30, 2008. The pro forma balance of Mirant North America’s deferred income taxes would be a net deferred tax liability of $321 million as of June 30, 2009.

If Mirant experiences another “ownership change” within the meaning of Section (“§”) 382 of the Internal Revenue Code of 1986, Mirant Americas Generation’s and Mirant North America’s annual limitation on their NOLs as regarded corporate entities and the pro forma annual limitation on Mirant Americas Generation’s pro forma NOLs could be lower and could result in the recognition of additional current tax expense for the regarded corporate entities and additional pro forma current tax expense in future periods. Given §382’s broad definition, an ownership change could be the unintended consequence of otherwise normal market trading in Mirant’s stock that is outside Mirant’s control. On March 26, 2009, Mirant announced the adoption of a stockholder rights plan (the “Stockholder Rights Plan”) to reduce the likelihood of an unintended ownership change. However, there can be no assurance that the Stockholder Rights Plan will prevent such an ownership change.

Mirant Mid-Atlantic

Mirant Mid-Atlantic is a single member limited liability corporation for income tax purposes. Mirant Mid-Atlantic is treated as though it were a branch or division of Mirant Americas Generation’s parent, Mirant Americas for income tax purposes. As a result Mirant Mid-Atlantic is not subject to United States federal and state income taxes. If Mirant Mid-Atlantic were to be allocated income taxes attributable to its operations, the pro forma income tax provision (benefit) attributable to income before tax would be $53 million and $207 million for the three and six months ended June 30, 2009, respectively, compared to $(296) million and $(357) million, respectively, for the same periods in 2008. The balance of Mirant Mid-Atlantic’s pro forma deferred income taxes would be a net deferred tax liability of $528 million as of June 30, 2009.

I.	Segment Reporting (Mirant Americas Generation and Mirant North America)

Mirant Americas Generation and Mirant North America have four operating segments: Mid-Atlantic, Northeast, California and Other Operations. The Mid-Atlantic segment consists of four generating facilities located in Maryland and Virginia with total net generating capacity of 5,230 MW. The Northeast segment consists of three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW. For the three and six months ended June 30, 2008, the Northeast region also included the Lovett generating facility, which was shut down on April 19, 2008. The California segment consists of three generating facilities located in or near the City of San Francisco, with total net generating capacity of 2,347 MW. Other Operations includes proprietary trading and fuel oil management activities, parent company adjustments for affiliate transactions, interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on the invested cash balances of Mirant Americas Generation and Mirant North America. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances, intercompany revenues, cost of fuel and interest on intercompany notes receivable and notes payable.

In preparing the Mirant Americas Generation and Mirant North America segment reporting note for the three and nine months ended September 30, 2008, management identified a classification error between cost of fuel, electricity and other products—nonaffiliate and cost of fuel, electricity and other products—affiliate for its Northeast, California and Other Operations segments. For the three and six months ended June 30, 2008, for the Northeast and California segments, the misstatement resulted in an overstatement of cost of fuel, electricity and other products—nonaffiliate and an understatement of cost of fuel, electricity and other products—affiliate. For the Other Operations segment, the result of the misstatement was an overstatement of cost of fuel, electricity and other products—affiliate and an understatement of cost of fuel, electricity and other products—nonaffiliate for the three and six months ended June 30, 2008. For the Northeast segment, the amount of the reclassification was $75 million and $146 million for the three and six months ended June 30, 2008, respectively. For the California segment, the amount of the reclassification was $3 million and $5 million for the three and six months ended June 30, 2008, respectively. For the Other Operations segment, the amount of the reclassification was $78 million and $151 million for the three and six months ended June 30, 2008, respectively. The misstatement had no effect on total cost of fuel, electricity and other products for any of the segments. Further, the misstatement had no effect on the consolidated financial statements of Mirant Americas Generation or Mirant North America. The following tables for the three and six months ended June 30, 2008, have been adjusted to reflect the immaterial correction of these misstatements.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended June 30, 2009:
Operating revenues—nonaffiliate[1]	$44	$3	$25	$424	$—	$496
Operating revenues—affiliate[2]	347	55	8	23	(433)	—

Total operating revenues	391	58	33	447	(433)	496

Cost of fuel, electricity and other products—nonaffiliate[3]	3	1	—	144	—	148
Cost of fuel, electricity and other products—affiliate[4]	131	12	4	288	(433)	2

Total cost of fuel, electricity and other products	134	13	4	432	(433)	150

Gross margin	257	45	29	15	—	346

Operating Expenses:
Operations and maintenance—nonaffiliate	57	22	13	1	—	93
Operations and maintenance—affiliate	44	13	10	2	—	69
Depreciation and amortization	24	5	5	—	—	34
Gain on sales of assets, net	(2)	—	—	—	—	(2)

Total operating expenses, net	123	40	28	3	—	194

Operating income	134	5	1	12	—	152
Total other expense, net	1	—	—	33	—	34

Net income (loss)	$133	$5	$1	$(21)	$—	$118

Total assets at June 30, 2009	$6,548	$715	$160	$5,648	$(3,762)	$9,309

[1]	Includes unrealized losses of $30 million and $14 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $26 million for Mid-Atlantic and unrealized losses of $6 million and $20 million for Northeast and Other Operations, respectively.
[3]	Includes unrealized gains of $30 million for Other Operations.
[4]	Includes unrealized losses of $30 million for Other Operations and unrealized gains of $4 million and $26 million for Mid-Atlantic and Northeast, respectively.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Six Months Ended June 30, 2009:
Operating revenues—nonaffiliate[1]	$266	$8	$57	$1,046	$(3)	$1,374
Operating revenues—affiliate[2]	797	202	11	(16)	(994)	—

Total operating revenues	1,063	210	68	1,030	(997)	1,374

Cost of fuel, electricity and other products—nonaffiliate[3]	10	1	—	406	—	417
Cost of fuel, electricity and other products—affiliate[4]	289	100	12	597	(994)	4

Total cost of fuel, electricity and other products	299	101	12	1,003	(994)	421

Gross margin	764	109	56	27	(3)	953

Operating Expenses:
Operations and maintenance—nonaffiliate	117	41	21	2	—	181
Operations and maintenance—affiliate	89	26	19	3	—	137
Depreciation and amortization	48	9	10	1	—	68
Gain on sales of assets, net	(10)	(2)	(1)	—	(4)	(17)

Total operating expenses (income), net	244	74	49	6	(4)	369

Operating income	520	35	7	21	1	584
Total other expense, net	2	—	1	69	—	72

Net income (loss)	$518	$35	$6	$(48)	$1	$512

Total assets at June 30, 2009	$6,548	$715	$160	$5,648	$(3,762)	$9,309

[1]	Includes unrealized gains of $145 million and $66 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $93 million and $22 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $115 million for Other Operations.
[3]	Includes unrealized gains of $29 million for Other Operations.
[4]	Includes unrealized losses of $29 million for Other Operations and unrealized gains of $5 million and $24 million for Mid-Atlantic and Northeast, respectively.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended June 30, 2008:
Operating revenues—nonaffiliate[1]	$(600)	$4	$32	$171	$—	$(393)
Operating revenues—affiliate[2]	101	109	12	331	(553)	—

Total operating revenues	(499)	113	44	502	(553)	(393)

Cost of fuel, electricity and other products—nonaffiliate[3]	3	3	—	158	—	164
Cost of fuel, electricity and other products—affiliate[4]	103	60	13	379	(553)	2

Total cost of fuel, electricity and other products	106	63	13	537	(553)	166

Gross margin	(605)	50	31	(35)	—	(559)

Operating Expenses:
Operations and maintenance—nonaffiliate	68	40	12	—	—	120
Operations and maintenance—affiliate	45	16	10	3	—	74
Depreciation and amortization	23	4	10	1	—	38
Loss (gain) on sales of assets, net	(2)	(12)	(1)	—	3	(12)

Total operating expenses, net	134	48	31	4	3	220

Operating income (loss)	(739)	2	—	(39)	(3)	(779)
Total other expense, net	—	1	—	47	—	48

Net income (loss)	$(739)	$1	$—	$(86)	$(3)	$(827)

Total assets at December 31, 2008	$5,620	$722	$181	$5,083	$(3,054)	$8,552

[1]	Includes unrealized losses of $564 million and $347 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized losses of $265 million and $27 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $292 million for Other Operations.
[3]	Includes unrealized gains of $1 million and $36 million for Mid-Atlantic and Other Operations, respectively.
[4]	Includes unrealized gains of $10 million and $26 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $36 million for Other Operations.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Six Months Ended June 30, 2008:
Operating revenues—nonaffiliate[1]	$(838)	$11	$63	$673	$—	$(91)
Operating revenues—affiliate[2]	449	243	23	437	(1,152)	—

Total operating revenues	(389)	254	86	1,110	(1,152)	(91)

Cost of fuel, electricity and other products—nonaffiliate[3]	10	12	—	380	—	402
Cost of fuel, electricity and other products—affiliate[4]	242	140	26	748	(1,152)	4

Total cost of fuel, electricity and other products	252	152	26	1,128	(1,152)	406

Gross margin	(641)	102	60	(18)	—	(497)

Operating Expenses:
Operations and maintenance—nonaffiliate	123	62	21	—	—	206
Operations and maintenance—affiliate	87	35	19	5	—	146
Depreciation and amortization	44	10	14	1	—	69
Loss (gain) on sales of assets, net	(2)	(16)	(1)	—	3	(16)

Total operating expenses, net	252	91	53	6	3	405

Operating income (loss)	(893)	11	7	(24)	(3)	(902)
Total other expense, net	—	—	—	95	—	95

Net income (loss)	$(893)	$11	$7	$(119)	$(3)	$(997)

Total assets at December 31, 2008	$5,620	$722	$181	$5,083	$(3,054)	$8,552

[1]	Includes unrealized losses of $804 million and $409 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized losses of $320 million and $40 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $360 million for Other Operation.
[3]	Includes unrealized gains of $36 million for Other Operations.
[4]	Includes unrealized gains of $6 million and $30 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $36 million for Other Operations.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended June 30, 2009:
Operating revenues—nonaffiliate[1]	$44	$3	$25	$424	$—	$496
Operating revenues—affiliate[2]	347	55	8	23	(433)	—

Total operating revenues	391	58	33	447	(433)	496

Cost of fuel, electricity and other products—nonaffiliate[3]	3	1	—	144	—	148
Cost of fuel, electricity and other products—affiliate[4]	131	12	4	288	(433)	2

Total cost of fuel, electricity and other products	134	13	4	432	(433)	150

Gross margin	257	45	29	15	—	346

Operating Expenses:
Operations and maintenance—nonaffiliate	57	22	13	1	—	93
Operations and maintenance—affiliate	44	13	10	2	—	69
Depreciation and amortization	24	5	5	—	—	34
Gain on sales of assets, net	(2)	—	—	—	—	(2)

Total operating expenses, net	123	40	28	3	—	194

Operating income	134	5	1	12	—	152
Total other expense, net	1	—	—	4	—	5

Net income	$133	$5	$1	$8	$—	$147

Total assets at June 30, 2009	$6,548	$715	$160	$5,639	$(3,660)	$9,402

[1]	Includes unrealized losses of $30 million and $14 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $26 million for Mid-Atlantic and unrealized losses of $6 million and $20 million for Northeast and Other Operations, respectively.
[3]	Includes unrealized gains of $30 million for Other Operations.
[4]	Includes unrealized losses of $30 million for Other Operations and unrealized gains of $4 million and $26 million for Mid-Atlantic and Northeast, respectively.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Six Months Ended June 30, 2009:
Operating revenues—nonaffiliate[1]	$266	$8	$57	$1,046	$(3)	$1,374
Operating revenues—affiliate[2]	797	202	11	(16)	(994)	—

Total operating revenues	1,063	210	68	1,030	(997)	1,374

Cost of fuel, electricity and other products—nonaffiliate[3]	10	1	—	406	—	417
Cost of fuel, electricity and other products—affiliate[4]	289	100	12	597	(994)	4

Total cost of fuel, electricity and other products	299	101	12	1,003	(994)	421

Gross margin	764	109	56	27	(3)	953

Operating Expenses:
Operations and maintenance—nonaffiliate	117	41	21	2	—	181
Operations and maintenance—affiliate	89	26	19	3	—	137
Depreciation and amortization	48	9	10	1	—	68
Gain on sales of assets, net	(10)	(2)	(1)	—	(4)	(17)

Total operating expenses (income), net	244	74	49	6	(4)	369

Operating income	520	35	7	21	1	584
Total other expense, net	2	—	1	9	—	12

Net income (loss)	$518	$35	$6	$12	$1	$572

Total assets at June 30, 2009	$6,548	$715	$160	$5,639	$(3,660)	$9,402

[1]	Includes unrealized gains of $145 million and $66 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $93 million and $22 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $115 million for Other Operations.
[3]	Includes unrealized gains of $29 million for Other Operations.
[4]	Includes unrealized losses of $29 million for Other Operations and unrealized gains of $5 million and $24 million for Mid-Atlantic and Northeast, respectively.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended June 30, 2008:
Operating revenues—nonaffiliate[1]	$(600)	$4	$32	$171	$—	$(393)
Operating revenues—affiliate[2]	101	109	12	331	(553)	—

Total operating revenues	(499)	113	44	502	(553)	(393)

Cost of fuel, electricity and other products—nonaffiliate[3]	3	3	—	158	—	164
Cost of fuel, electricity and other products—affiliate[4]	103	60	13	379	(553)	2

Total cost of fuel, electricity and other products	106	63	13	537	(553)	166

Gross margin	(605)	50	31	(35)	—	(559)

Operating Expenses:
Operations and maintenance—nonaffiliate	68	40	12	—	—	120
Operations and maintenance—affiliate	45	16	10	3	—	74
Depreciation and amortization	23	4	10	1	—	38
Loss (gain) on sales of assets, net	(2)	(12)	(1)	—	3	(12)

Total operating expenses, net	134	48	31	4	3	220

Operating income (loss)	(739)	2	—	(39)	(3)	(779)
Total other expense, net	—	1	—	6	—	7

Net income (loss)	$(739)	$1	$—	$(45)	$(3)	$(786)

Total assets at December 31, 2008	$5,620	$722	$181	$5,074	$(2,952)	$8,645

[1]	Includes unrealized losses of $564 million and $347 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized losses of $265 million and $27 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $292 million for Other Operations.
[3]	Includes unrealized gains of $1 million and $36 million for Mid-Atlantic and Other Operations, respectively.
[4]	Includes unrealized gains of $10 million and $26 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $36 million for Other Operations.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Six Months Ended June 30, 2008:
Operating revenues—nonaffiliate[1]	$(838)	$11	$63	$673	$—	$(91)
Operating revenues—affiliate[2]	449	243	23	437	(1,152)	—

Total operating revenues	(389)	254	86	1,110	(1,152)	(91)

Cost of fuel, electricity and other products—nonaffiliate[3]	10	12	—	380	—	402
Cost of fuel, electricity and other products—affiliate[4]	242	140	26	748	(1,152)	4

Total cost of fuel, electricity and other products	252	152	26	1,128	(1,152)	406

Gross margin	(641)	102	60	(18)	—	(497)

Operating Expenses:
Operations and maintenance—nonaffiliate	123	62	21	—	—	206
Operations and maintenance—affiliate	87	35	19	5	—	146
Depreciation and amortization	44	10	14	1	—	69
Loss (gain) on sales of assets, net	(2)	(16)	(1)	—	3	(16)

Total operating expenses, net	252	91	53	6	3	405

Operating income (loss)	(893)	11	7	(24)	(3)	(902)
Total other expense, net	—	—	—	17	—	17

Net income (loss)	$(893)	$11	$7	$(41)	$(3)	$(919)

Total assets at December 31, 2008	$5,620	$722	$181	$5,074	$(2,952)	$8,645

[1]	Includes unrealized losses of $804 million and $409 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized losses of $320 million and $40 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $360 million for Other Operation.
[3]	Includes unrealized gains of $36 million for Other Operations.
[4]	Includes unrealized gains of $6 million and $30 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $36 million for Other Operations.

J.	Litigation and Other Contingencies (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

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

In May 2008, the MDE filed a complaint in the Circuit Court for Charles County, Maryland, against Mirant MD Ash Management and Mirant Mid-Atlantic. The complaint alleges violations of Maryland’s water pollution laws similar to those asserted in the April 2, 2008, letter from the Environmental Integrity Project and the Potomac Riverkeeper. The MDE complaint requests that the court (1) prohibit continuation of the alleged unpermitted discharges, (2) require Mirant MD Ash Management and Mirant Mid-Atlantic to cease from disposing of any further coal combustion byproducts at the Faulkner Fly Ash Facility and close and cap the existing disposal cells within one year and (3) assess civil penalties of up to $10,000 per day for each violation. The discharges that are the subject of the MDE’s complaint result from a leachate treatment system installed by Mirant MD Ash Management in accordance with a December 18, 2000, Complaint and Consent Order (the “December 2000 Consent Order”) entered by the Maryland Secretary of the Environment, Water Management Administration pursuant to an agreement between the MDE and Pepco, the previous owner of the Faulkner Fly Ash Facility. Mirant MD Ash Management and Mirant Mid-Atlantic on July 23, 2008, filed a motion seeking dismissal of the MDE complaint, arguing that the discharges are permitted by the December 2000 Consent Order.

Suit Regarding Chalk Point Emissions. On June 25, 2009, the Chesapeake Climate Action Network and four individuals filed a complaint against Mirant Mid-Atlantic and Mirant Chalk Point in the United States District Court for the District of Maryland. The plaintiffs allege that Mirant Chalk Point has violated the Clean Air Act and Maryland environmental regulations by failing to install controls to limit emissions of particulate matter on Unit 3 and Unit 4 of the Chalk Point generating facility, which at times burn residual fuel oil. The plaintiffs seek to enjoin the alleged violations, to obtain civil penalties of up to $32,500 per day for past noncompliance and to recover attorney’s fees. Mirant Mid-Atlantic and Mirant Chalk Point dispute the plaintiffs’ allegations of violations of the Clean Air Act and Maryland environmental regulations.

New York State Administrative Claims (Mirant Americas Generation and Mirant North America). On January 24, 2006, the State of New York and the NYSDEC filed a notice of administrative claims in the Chapter 11 proceedings of Mirant Corporation and certain of its subsidiaries (collectively, the “Mirant Debtors”) asserting a claim seeking to require the Mirant Debtors to provide funding to Mirant Americas Generation’s and Mirant North America’s subsidiaries owning generating facilities in New York to satisfy certain specified environmental compliance obligations, citing various then outstanding matters between the State and Mirant Americas Generation’s and Mirant North America’s subsidiaries owning generating facilities in New York related to compliance with environmental laws and regulations. On April 12, 2008, the State of New York and the NYSDEC filed a separate notice of administrative claims in the bankruptcy proceedings of Mirant New York, Mirant Bowline and Mirant Lovett (all of which emerged from bankruptcy in 2007) alleging various potential violations of New York environmental laws and regulations related to the operation of the Bowline and Lovett generating facilities during the period those entities were in bankruptcy. Except for the alleged violations described below in Lovett Coal Ash Management Facility Notice of Hearing and Complaint, all of the matters or alleged violations set out in the January 24, 2006, and April 12, 2008, administrative claims have now been resolved.

Riverkeeper Suit Against Mirant Lovett (Mirant Americas Generation and Mirant North America). On March 11, 2005, Riverkeeper, Inc. filed suit against Mirant Lovett in the United States District Court for the Southern District of New York under the Clean Water Act. The suit alleges that Mirant Lovett failed to implement a marine life exclusion system at its Lovett generating facility and to perform monitoring for the exclusion of certain aquatic organisms from the facility’s cooling water intake structures in violation of Mirant Lovett’s water discharge permit issued by the State of New York. The plaintiff requested the court to impose civil penalties of $32,500 per day of violation and to award the plaintiff attorneys’ fees. Mirant Lovett’s view is that it complied with the terms of its water discharge permit, as amended by a Consent Order entered June 29, 2004. Mirant Lovett has filed a motion seeking dismissal of the suit on the grounds that it complied with the terms of its water discharge permit, the closure of the Lovett generating facility in April 2008 moots the plaintiff’s request for injunctive relief, and the discharge in bankruptcy received by Mirant Lovett in 2007 bars any claim for penalties.

Lovett Coal Ash Management Facility Notice of Hearing and Complaint (Mirant Americas Generation and Mirant North America). On April 16, 2008, the staff of the NYSDEC filed a complaint with the NYSDEC against Mirant Lovett alleging various violations of New York’s Environmental Conservation Law arising from the coal ash management facility (“CAMF”) located near the former Lovett generating facility, including the alleged discharge of pollutants into the groundwater in excess of allowed levels. The complaint also contends that Mirant Lovett failed to provide an adequate Leachate Assessment Report related to the CAMF that the NYSDEC staff asserts was required under the terms of a Consent Order dated June 2, 2006. The complaint requests that Mirant Lovett be required to perform various assessments related to groundwater quality and causes of leachate from the CAMF and seeks assessment of a civil penalty of $200,000 and the recovery of $15,000 for the portion of a penalty imposed under the June 2, 2006, Consent Order that had been suspended. On July 17, 2009, Mirant Lovett and the NYSDEC entered into a consent order that resolved the proceeding initiated by the NYSDEC staff’s April 16, 2008, complaint. Under the consent order, Mirant Lovett is to investigate the nature, extent and source of sulfate contamination, and any other contamination, that may be on or emanating from the CAMF or the property on which the former Lovett generating facility was located, and provide a report of its investigation to the NYSDEC. If Mirant Lovett fails to comply with the consent order, it is to pay a civil penalty of $30,000.

Notices of Intent to Sue for Alleged Violations of the Endangered Species Act (Mirant Americas Generation and Mirant North America). By letter dated September 27, 2007, the Coalition for a Sustainable Delta, four water districts, and an individual (the “Noticing Parties”) provided notice to Mirant and Mirant Delta of their intent to file suit alleging that Mirant Delta has violated, and continues to violate, the Federal Endangered Species Act through the operation of its Contra Costa and Pittsburg generating facilities. The Noticing Parties contend that the facilities use of water drawn from the Sacramento-San Joaquin Delta for cooling purposes results in harm to four species of fish listed as endangered species. The Noticing Parties assert that Mirant Delta’s authorizations to take (i.e., cause harm to) those species, a biological opinion and incidental take statement issued by the National Marine Fisheries Service on October 17, 2002, for three of the fish species and a biological opinion and incidental take statement issued by the United States Fish and Wildlife Service on November 4, 2002, for the fourth fish species, have been violated by Mirant Delta and no longer apply to permit the effects on the four fish species caused by the operation of the Contra Costa and Pittsburg generating facilities. Following receipt of these letters, in late October 2007, Mirant Delta received correspondence from the United States Fish and Wildlife Service, the National Marine Fisheries Service and the United States Army Corps of Engineers (the “Corps”) clarifying that Mirant Delta continued to be authorized to take the four species of fish protected under the Federal Endangered Species Act. The agencies have initiated a process that will review the environmental effects of Mirant Delta’s water usage, including effects on the protected species of fish. That process could lead to changes in the manner in which Mirant Delta can use river water for the operation of the Contra Costa and Pittsburg generating facilities. In a subsequent letter, the Coalition for a Sustainable Delta also alleged violations of the National Environmental Policy Act and the California Endangered Species Act associated with the operation of Mirant Delta’s facilities. On May 14, 2009, the Coalition for a Sustainable Delta, Kern County Water Agency and an individual sent a new notice of intent to sue to the Corps alleging that the Corps had violated the Federal Endangered Species Act by issuing permits related to the operation of Mirant Delta’s Contra Costa and Pittsburg generating facilities without ensuring that conservation measures would be implemented to minimize and mitigate the harm to the four endangered fish species and their habitat allegedly resulting from such operation. Mirant Delta disputes the allegations made by the Noticing Parties and those made in the May 14, 2009, notice.

Notice of Violations Relating to State Line Generating Station (Mirant Americas Generation). On April 16, 2009, the EPA issued a Notice and Finding of Violations to Mirant Americas, Dominion Resources Services, Inc., Dominion Resources, Inc. and Commonwealth Edison Company. The notice alleges that various activities occurring from 1994 through 2008 at the Kincaid generating facility in Illinois and the State Line generating facility in Indiana violated the EPA’s NSR regulations and other provisions of the Clean Air Act. Mirant Americas Generation and its subsidiaries have had no ownership interest in or other involvement with the Kincaid facility. Through subsidiaries, Mirant Americas Generation acquired the State Line facility from a subsidiary of Commonwealth Edison Company in December 1997. Mirant Americas Generation sold its subsidiaries owning the State Line facility to subsidiaries of Dominion Resources in June 2002. The contracts under which Mirant Americas Generation acquired and sold its ownership interests in the State Line facility were rejected in Mirant’s bankruptcy proceedings, and, as a result, Mirant Americas Generation and its subsidiaries have no contractual obligations to either Commonwealth Edison Company and its subsidiaries or Dominion resources and its subsidiaries related to the State Line facility. Furthermore, applicable bankruptcy law may bar any liability of Mirant Americas Generation and its subsidiaries for fines based on events occurring in periods prior to January 3, 2006, when the Plan became effective. The EPA advised Mirant in May 2009 that it did not intend to take further action against Mirant Americas with respect to the activities addressed by the April 16, 2009, notice.

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, the Mirant Debtors, including the Companies and their subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant, the Companies and most of the Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. The remaining Mirant Debtors (Mirant New York, Mirant Bowline, Mirant Lovett, Mirant NY-Gen and Hudson Valley Gas) emerged from bankruptcy on various dates in 2007. As of June 30, 2009, approximately 850,000 of the shares of Mirant common stock to be distributed under the Plan had not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims, regardless of the price at which Mirant common stock is trading at the time the claim is resolved.

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

California and Western Power Markets (Mirant Americas Generation and Mirant North America)

FERC Refund Proceedings Arising Out of California Energy Crisis. High prices experienced in California and western wholesale electricity markets in 2000 and 2001 caused various purchasers of electricity in those markets to initiate proceedings seeking refunds. Several of those proceedings remain pending either before the FERC or on appeal to the United States Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). The proceedings that remain pending include proceedings (1) ordered by the FERC on July 25, 2001, (the “FERC Refund Proceedings”) to determine the amount of any refunds and amounts owed for sales made by market participants, including Mirant Americas Energy Marketing, in the CAISO or the Cal PX markets from October 2, 2000, through June 20, 2001 (the “Refund Period”), (2) ordered by the FERC to determine whether there had been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest from December 25, 2000, through June 20, 2001 (the “Pacific Northwest Proceeding”), and (3) arising from a complaint filed in 2002 by the California Attorney General that sought refunds for transactions conducted in markets administered by the CAISO and the Cal PX outside the Refund Period set by the FERC and for transactions between the DWR and various owners of generation and power marketers, including Mirant Americas Energy Marketing and subsidiaries of Mirant Americas Generation and Mirant North America. Various parties appealed the FERC orders related to these proceedings to the Ninth Circuit seeking review of a number of issues, including changing the Refund Period to include periods prior to October 2, 2000, and expanding the sales of electricity subject to potential refund to include bilateral sales made to the DWR and other parties. While various of these appeals remain pending, the Ninth Circuit ruled in orders issued on August 2, 2006, and September 9, 2004, that the FERC should consider further whether to grant relief for sales of electricity made in the CAISO and Cal PX markets prior to October 2, 2000, at rates found to be unjust, and, in the proceeding initiated by the California Attorney General, what remedies, including potential refunds, are appropriate where entities, including Mirant Americas Energy Marketing, purportedly did not comply with certain filing requirements for transactions conducted under market-based rate tariffs.

On January 14, 2005, Mirant and certain of its subsidiaries, including Mirant Americas Generation and Mirant North America (the “Mirant Settling Parties”) entered into a Settlement and Release of Claims Agreement

(the “California Settlement”) with PG&E, Southern California Edison Company, San Diego Gas and Electric Company, the CPUC, the DWR, the EOB and the Attorney General of the State of California (collectively, the “California Parties”). The California Settlement was approved by the FERC on April 13, 2005, and became effective on April 15, 2005, upon its approval by the Bankruptcy Court. The California Settlement resulted in the release of most of Mirant Americas Energy Marketing’s potential liability (1) in the FERC Refund Proceedings for sales made in the CAISO or the Cal PX markets, (2) in the Pacific Northwest Proceeding, and (3) in any proceedings at the FERC resulting from the complaint filed in 2002 by the California Attorney General. Based on the California Settlement, on April 15, 2008, the FERC dismissed Mirant Americas Energy Marketing and the other subsidiaries of Mirant Americas Generation and Mirant North America from the proceeding initiated by the complaint filed in 2002 by the California Attorney General.

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

Resolution of the refund proceedings that remain pending before the FERC or that currently are on appeal to the Ninth Circuit could ultimately result in the FERC concluding that the prices received by Mirant Americas Energy Marketing in some transactions occurring in 2000 and 2001 should be reduced. Mirant Americas Generation’s and Mirant North America’s view is that the bulk of any obligations of Mirant Americas Energy Marketing to make refunds as a result of sales completed prior to July 14, 2003, in the CAISO or Cal PX markets or in bilateral transactions either have been addressed by the California Settlement or have been resolved as part of Mirant Americas Energy Marketing’s bankruptcy proceedings. To the extent that Mirant Americas Energy Marketing’s potential refund liability arises from contracts that were transferred to Mirant Energy Trading as part of the transfer of the trading and marketing business under the Plan, Mirant Energy Trading may have exposure to any refund liability related to transactions under those contracts.

Mirant Americas Energy Marketing Contract Dispute with Nevada Power. On December 5, 2001, Nevada Power Company filed a complaint at the FERC seeking reformation of the purchase price of energy under a contract it had entered with Mirant Americas Energy Marketing, claiming that the prices under that contract were unjust and unreasonable because, when it entered into the contract, western power markets were dysfunctional and non-competitive. On June 25, 2003, the FERC dismissed the complaint. Nevada Power appealed that dismissal to the United States Court of Appeals for the Ninth Circuit, which on December 19, 2006, reversed the dismissal of the Nevada Power complaint and a number of other similar complaints and remanded the proceedings to the FERC. On June 26, 2008, the United States Supreme Court affirmed the remand of the Nevada Power proceeding and the other similar proceedings to the FERC, concluding that the FERC should analyze further (1) whether the contracts at issue imposed an excessive burden on consumers in the later periods covered by the contracts, not just at their outset, and (2) whether any of the sellers engaged in unlawful market manipulation, which the Court concluded would remove the premise underlying the FERC’s dismissal of the complaints that the rates agreed to in the contracts were based on fair, arm’s length negotiations. On December 18, 2008, the FERC issued an order on remand providing for the record to be supplemented through further written filings by the parties regarding the specific issues raised by the ruling entered by the United States Supreme Court. The sales made by Mirant Americas Energy Marketing under the contract with Nevada Power have been completed, and Mirant Americas Generation and Mirant North America expect that any refund claim related to that contract, if not now barred by the discharge in bankruptcy received by Mirant Energy Trading when the Plan became effective on January 3, 2006, will be addressed in the Chapter 11 proceedings.

Mirant Americas Energy Marketing Contract Dispute with Southern California Water. On December 21, 2001, Southern California Water Company filed a complaint at the FERC seeking reformation of the purchase price of energy under a long-term contract it had entered with Mirant Americas Energy Marketing, claiming that the prices under that contract were unjust and unreasonable because, when it entered the contract, western power markets were dysfunctional and non-competitive. The contract was for the purchase of 15 MWs during the period April 1, 2001, through December 31, 2006. Upon the transfer of the assets of the trading and marketing business to Mirant Energy Trading under the Plan, Mirant Energy Trading assumed Mirant Americas Energy Marketing’s contract obligations to Southern California Water Company, including any potential refund obligations. On May 1, 2009, Mirant Energy Trading and Southern California Water Company entered into a settlement agreement under which Southern California Water Company agreed to release its claims in return for a payment from Mirant Energy Trading of $1 million. The settlement agreement became effective on May 21, 2009, upon Southern California Water Company’s withdrawal of its complaint at the FERC becoming effective.

Complaint Challenging Capacity Rates Under the RPM Provisions of PJM’s Tariff

On May 30, 2008, a variety of parties, including the state public utility commissions of Maryland, Pennsylvania, New Jersey, and Delaware, ratepayer advocates, certain electric cooperatives, various groups representing industrial electricity users, and federal agencies (the “RPM Buyers”), filed a complaint with the FERC asserting that capacity auctions held to determine capacity payments under PJM’s reliability pricing model (the “RPM”) tariff had produced rates that were unjust and unreasonable. PJM conducted the capacity auctions that are the subject of the complaint to set the capacity payments in effect under the RPM provisions of PJM’s tariff for twelve month periods beginning June 1, 2008, June 1, 2009, and June 1, 2010. The RPM Buyers allege that (i) the time between when the auctions were held and the periods that the resulting capacity rates would be in effect were too short to allow competition from new resources in the auctions, (ii) the administrative process established under the RPM provisions of PJM’s tariff was inadequate to restrain the exercise of market power through the withholding of capacity to increase prices, and (iii) the locational pricing established under the RPM provisions of PJM’s tariff created opportunities for sellers to raise prices while serving no legitimate function. The RPM Buyers asked the FERC to reduce significantly the capacity rates established by the capacity auctions and to set June 1, 2008, as the date beginning on which any rates found by the FERC to be excessive would be subject to refund. If the FERC were to reduce the capacity payments set through the capacity auctions to the rates proposed by the RPM Buyers, the capacity revenue the Companies have received or expect to receive for the period June 1, 2008 through May 31, 2011, would be reduced by approximately $600 million. On September 19, 2008, the FERC issued an order dismissing the complaint. The FERC found that no party had violated the RPM provisions of PJM’s tariff and that the prices determined during the auctions were in accordance with the tariff’s provisions. The RPM Buyers filed a request for rehearing, which the FERC denied on June 18, 2009.

Other Legal Matters

The Companies are involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Companies’ results of operations, financial position or cash flows.

K.	Settlements and Other Charges (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Potomac River Settlement

In July 2008, the City of Alexandria, Virginia (in which the Potomac River generating facility is located) and Mirant Potomac River entered into an agreement containing certain terms that were included in a proposed comprehensive state operating permit for the Potomac River generating facility issued by the Virginia DEQ that month. Under that agreement, Mirant Potomac River committed to spend $34 million over several years to reduce particulate emissions. The $34 million was placed in escrow and is included in funds on deposit and other noncurrent assets in the accompanying condensed consolidated balance sheets and in the Companies’ estimated capital expenditures. On July 30, 2008, the Virginia State Air Pollution Control Board approved the comprehensive permit with terms consistent with the agreement between Mirant Potomac and the City of Alexandria, and the Virginia DEQ issued the permit on July 31, 2008.

Prior to the issuance of the comprehensive state operating permit in July 2008, the Potomac River generating facility operated under a state operating permit issued June 1, 2007, that significantly restricted the facility’s operations by imposing stringent limits on its SO2 emissions and constraining unit operations so that no more than three of the facility’s five units could operate at one time. In compliance with the comprehensive permit, in 2008 Mirant Potomac River merged the stacks for units 3, 4 and 5 into one stack at the Potomac River generating facility and, in January 2009, merged the stacks for units 1 and 2 into one stack. With the completion of the stack mergers, the permit issued in July 2008 will not constrain operations of the Potomac River generating facility below historical operations and will allow operation of all five units at one time. Certain provisions of Virginia’s air emissions regulations adopted to implement the CAIR, however, could constrain the facility’s operations. Mirant Potomac River has challenged those regulations in court.

L.	Guarantor/Non-Guarantor Condensed Consolidating Financial Information (Mirant North America)

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

The following sets forth unaudited condensed consolidating financial statements of the guarantor and non-guarantor subsidiaries:

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended June 30, 2009

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$—	$91	$513	$(108)	$496
Cost of fuel, electricity and other products	—	17	241	(108)	150

Gross margin	—	74	272	—	346

Operating Expenses:
Operations and maintenance	—	59	103	—	162
Depreciation and amortization	—	9	25	—	34
Gain on sales of assets, net	—	—	(2)	—	(2)

Total operating expenses, net	—	68	126	—	194

Operating income	—	6	146	—	152
Equity earnings of subsidiaries	(168)	—	—	168	—
Other expense (income), net	21	—	1	(17)	5

Net income (loss)	$147	$6	$145	$(151)	$147

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended June 30, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$—	$157	$(382)	$(168)	$(393)
Cost of fuel, electricity and other products	—	77	257	(168)	166

Gross margin	—	80	(639)	—	(559)

Operating Expenses:
Operations and maintenance	—	79	115	—	194
Depreciation and amortization	—	15	23	—	38
Loss (gain) on sales of assets, net	4	(14)	(2)	—	(12)

Total operating expenses, net	4	80	136	—	220

Operating loss	(4)	—	(775)	—	(779)
Equity earnings of subsidiaries	761	—	—	(761)	—
Other expense (income), net	21	(1)	—	(13)	7

Net income (loss)	$(786)	$1	$(775)	$774	$(786)

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Six Months Ended June 30, 2009

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$(3)	$278	$1,381	$(282)	$1,374
Cost of fuel, electricity and other products	—	113	590	(282)	421

Gross margin	(3)	165	791	—	953

Operating Expenses:
Operations and maintenance	—	108	210	—	318
Depreciation and amortization	—	18	49	1	68
Gain on sales of assets, net	(4)	(3)	(10)	—	(17)

Total operating expenses, net	(4)	123	249	1	369

Operating income (loss)	1	42	542	(1)	584
Equity earnings of subsidiaries	(613)	—	—	613	—
Other expense (income), net	42	1	2	(33)	12

Net income (loss)	$572	$41	$540	$(581)	$572

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Six Months Ended June 30, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$—	$340	$(82)	$(349)	$(91)
Cost of fuel, electricity and other products	—	179	576	(349)	406

Gross margin	—	161	(658)	—	(497)

Operating Expenses:
Operations and maintenance	—	137	215	—	352
Depreciation and amortization	—	25	44	—	69
Loss (gain) on sales of assets, net	4	(18)	(2)	—	(16)

Total operating expenses, net	4	144	257	—	405

Operating income (loss)	(4)	17	(915)	—	(902)
Equity earnings of subsidiaries	871	—	—	(871)	—
Other expense (income), net	44	(1)	(2)	(24)	17

Net income (loss)	$(919)	$18	$(913)	$895	$(919)

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

At June 30, 2009

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$43	$—	$380	$—	$423
Funds on deposit	123	—	51	—	174
Receivables—nonaffiliate	—	2	486	—	488
Receivables—affiliate	—	55	36	(80)	11
Notes receivable—affiliate	21	100	—	(28)	93
Derivative contract assets—nonaffiliate	—	—	3,110	—	3,110
Derivative contract assets—affiliate	—	141	94	(235)	—
Inventories	—	29	230	—	259
Prepaid rent and other payments	—	8	104	—	112

Total current assets	187	335	4,491	(343)	4,670

Property, Plant and Equipment, net	—	472	2,908	112	3,492

Noncurrent Assets:
Goodwill, net	(799)	—	799	—	—
Intangible assets, net	—	49	142	—	191
Derivative contract assets—nonaffiliate	—	—	669	—	669
Derivative contract assets—affiliate	—	11	4	(15)	—
Prepaid rent	—	—	311	—	311
Debt issuance costs, net	27	—	—	—	27
Investments in subsidiaries	6,300	—	—	(6,300)	—
Other	—	20	22	—	42

Total noncurrent assets	5,528	80	1,947	(6,315)	1,240

Total Assets	$5,715	$887	$9,346	$(6,546)	$9,402

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$36	$—	$4	$—	$40
Notes payable—affiliate	8	20	—	(28)	—
Accounts payable and accrued liabilities	2	21	627	—	650
Payable to affiliate	—	42	66	(80)	28
Derivative contract liabilities—nonaffiliate	—	—	2,596	—	2,596
Derivative contract liabilities—affiliate	—	94	141	(235)	—
Other	—	13	8	—	21

Total current liabilities	46	190	3,442	(343)	3,335

Noncurrent Liabilities:
Long-term debt	1,190	—	22	—	1,212
Derivative contract liabilities—nonaffiliate	—	—	285	—	285
Derivative contract liabilities—affiliate	—	4	11	(15)	—
Other	—	32	59	—	91

Total noncurrent liabilities	1,190	36	377	(15)	1,588

Commitments and Contingencies
Member’s Equity	4,479	661	5,527	(6,188)	4,479

Total Liabilities and Member’s Equity	$5,715	$887	$9,346	$(6,546)	$9,402

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING BALANCE SHEETS

At December 31, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$101	$—	$253	$—	$354
Funds on deposit	123	—	73	—	196
Receivables—nonaffiliate	—	4	738	—	742
Receivables—affiliate	—	111	76	(177)	10
Notes receivable—affiliate	10	109	—	(26)	93
Derivative contract assets—nonaffiliate	—	—	2,582	—	2,582
Derivative contract assets—affiliate	—	92	86	(178)	—
Inventories	(2)	30	210	—	238
Prepaid rent and other payments	—	13	107	—	120

Total current assets	232	359	4,125	(381)	4,335

Property, Plant and Equipment, net	—	483	2,626	80	3,189

Noncurrent Assets:
Goodwill, net	(799)	—	799	—	—
Intangible assets, net	—	51	144	—	195
Derivative contract assets—nonaffiliate	—	—	585	—	585
Derivative contract assets—affiliate	—	2	—	(2)	—
Prepaid rent	—	—	258	—	258
Debt issuance costs, net	32	—	—	—	32
Investments in subsidiaries	5,700	—	—	(5,700)	—
Other	—	19	32	—	51

Total noncurrent assets	4,933	72	1,818	(5,702)	1,121

Total Assets	$5,165	$914	$8,569	$(6,003)	$8,645

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$42	$—	$3	$—	$45
Notes payable—affiliate	17	9	—	(26)	—
Accounts payable and accrued liabilities	—	24	765	—	789
Payable to affiliate	—	85	126	(177)	34
Derivative contract liabilities—nonaffiliate	—	—	2,268	—	2,268
Derivative contract liabilities—affiliate	—	86	92	(178)	—
Other	—	13	9	—	22

Total current liabilities	59	217	3,263	(381)	3,158

Noncurrent Liabilities:
Long-term debt	1,223	—	25	—	1,248
Derivative contract liabilities—nonaffiliate	—	—	244	—	244
Derivative contract liabilities—affiliate	—	—	2	(2)	—
Other	—	30	82	—	112

Total noncurrent liabilities	1,223	30	353	(2)	1,604

Commitments and Contingencies
Member’s Equity	3,883	667	4,953	(5,620)	3,883

Total Liabilities and Member’s Equity	$5,165	$914	$8,569	$(6,003)	$8,645

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2009

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash Flows provided by (used in):
Operating activities	$44	$27	$417	$(44)	$444
Investing activities	(55)	(51)	(322)	70	(358)
Financing activities	(47)	24	32	(26)	(17)

Net increase (decrease) in cash and cash equivalents	(58)	—	127	—	69
Cash and cash equivalents, beginning of period	101	—	253	—	354

Cash and cash equivalents, end of period	$43	$—	$380	$—	$423

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Six Months Ended June 30, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash Flows provided by (used in):
Operating activities	$485	$85	$(128)	$(425)	$17
Investing activities	(255)	(77)	(246)	303	(275)
Financing activities	(393)	(8)	(41)	122	(320)

Net decrease in cash and cash equivalents	(163)	—	(415)	—	(578)
Cash and cash equivalents, beginning of period	224	—	473	—	697

Cash and cash equivalents, end of period	$61	$—	$58	$—	$119

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

A.	Mirant Americas Generation

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

Hedging Activities

We hedge economically a substantial portion of our Mid-Atlantic coal-fired baseload generation and certain of our Mid-Atlantic and Northeast gas and oil-fired generation through OTC transactions. However, we generally do not hedge our intermediate and peaking units for tenors greater than 12 months. A significant portion of our hedges are financial swap transactions between Mirant Mid-Atlantic and financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. At July 14, 2009, our aggregate hedge levels based on expected generation for each period were as follows:

	Aggregate Hedge Levels Based on Expected Generation
	2009	2010	2011	2012	2013
Power	100%	84%	44%	41%	24%
Fuel	92%	83%	62%	32%	6%

Capital Expenditures and Capital Resources

For the six months ended June 30, 2009, we paid $343 million for capital expenditures, excluding capitalized interest, of which $248 million related to compliance with the Maryland Healthy Air Act. As of June 30, 2009, we have paid approximately $1.245 billion for capital expenditures related to compliance with the Maryland Healthy Air Act. Including amounts already spent to date, we expect to incur total capital expenditures of $1.674 billion to comply with the limitations on SO2, NOx and mercury emissions imposed by the Maryland Healthy Air Act.

The following table details the expected timing of payments for our estimated capital expenditures, excluding capitalized interest, for the remaining six months of 2009 and for 2010 (in millions):

	2009	2010
Maryland Healthy Air Act	$242	$187
Other environmental	11	28
Maintenance	87	137
Construction	28	69
Other	6	6

Total	$374	$427

The 2010 estimated capital expenditures for compliance with the Maryland Healthy Air Act include amounts that are withheld from progress payments under construction contracts and that will be paid after final completion of the project. As of June 30, 2009, we have a total contract retention liability of $94 million, of which $51 million is included in current accounts payable and accrued liabilities in our unaudited condensed consolidated balance sheet. The remainder of the contract retention liability is included in other noncurrent liabilities in our unaudited condensed consolidated balance sheet.

We expect that available cash, proceeds from redemption of preferred shares in Mirant Americas and future cash flows from operations will be sufficient to fund these capital expenditures.

Scrubber Operating Expenses

Our capital expenditures related to compliance with the Maryland Healthy Air act include the installation of flue gas desulfurization emissions controls (“scrubbers”) at our Chalk Point, Dickerson and Morgantown coal-fired units. Beginning in the first quarter of 2010, we expect to recognize additional costs associated with operating the scrubbers. Examples of these costs include limestone, water, and chemicals used during the removal of SO2 emissions and also include handling and marketing related to the recyclable gypsum byproduct created during the scrubbing process. In addition, we expect to recognize higher depreciation expense because the scrubbers will be placed in service and we will begin depreciating the capitalized costs associated with them over the shorter of their expected life or the remaining lease term for the leased Dickerson and Morgantown generating units.

Commodity Prices

The forward prices for power, natural gas, fuel oil and coal decreased during the three and six months ended June 30, 2009, and we recognized unrealized losses of $14 million and unrealized gains of $240 million, respectively. In addition, during the three and six months ended June 30, 2009, the average spot market price for power decreased at a faster pace than the decline in the average market price of coal. As a result, the energy gross margin from our baseload coal units was negatively affected by contracting “dark spreads,” the difference between the price received for electricity generated compared to the market price of the coal required to produce the electricity. However, we are generally economically neutral for that portion of the portfolio that we have hedged because our realized gross margin will reflect the contractual prices of our power and fuel contracts.

Our coal supply comes primarily from the Central Appalachian and Northern Appalachian coal regions. We enter into contracts of varying tenors to secure appropriate quantities of fuel that meet the varying specifications of our generating facilities. For our coal-fired generating facilities, we purchase coal from a variety of suppliers under contracts with varying lengths, some of which extend to 2013. Most of our coal contracts are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in derivative contract assets and liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2009, the estimated net fair value of these long-term coal agreements was approximately $(186) million.

Granted Emissions Allowances

As a result of the capital expenditures we are incurring to comply with the requirements of the Maryland Healthy Air Act, we anticipate that we will have excess SO2 and NOx emissions allowances in future periods. We plan to continue to maintain some SO2 and NOx emissions allowances above those needed for our current expected generation in case our actual generation exceeds our current forecasts for future periods and for possible future additions of generating capacity. At June 30, 2009, the estimated fair value of our anticipated excess SO2 and NOx emissions allowances was approximately $48 million.

Results of Operations

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

In the tables below, the Mid-Atlantic region includes our Chalk Point, Dickerson, Morgantown and Potomac River facilities. The Northeast region includes our Bowline, Canal, Kendall and Martha’s Vineyard facilities. For the three and six months ended June 30, 2008, the Northeast region also included the Lovett generating facility, which was shut down on April 19, 2008. The California region includes our Contra Costa, Pittsburg and Potrero facilities. Other Operations includes proprietary trading and fuel oil management activities. Other Operations also includes interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

Consolidated Financial Performance

We reported net income of $118 million for the three months ended June 30, 2009, compared to a net loss of $827 million for the same period in 2008. The change in net income (loss) is detailed as follows (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$360	$315	$45
Unrealized gross margin	(14)	(874)	860

Total gross margin	346	(559)	905

Operating Expenses:
Operations and maintenance—nonaffiliate	93	120	(27)
Operations and maintenance—affiliate	69	74	(5)
Depreciation and amortization	34	38	(4)
Gain on sales of assets, net	(2)	(12)	10

Total operating expenses, net	194	220	(26)

Operating income (loss)	152	(779)	931
Total other expense, net	34	48	(14)

Net income (loss)	$118	$(827)	$945

The following discussion includes non-GAAP financial measures because we present our consolidated financial performance in terms of gross margin. Gross margin is our operating revenue less cost of fuel, electricity and other products, and excludes depreciation and amortization. We present gross margin, excluding depreciation and amortization, and realized gross margin separately from unrealized gross margin in order to be consistent with how we manage our business. Realized gross margin and unrealized gross margin are both non-GAAP financial measures. Realized gross margin represents our gross margin less unrealized gains and losses on derivative financial instruments for the periods presented. Conversely, unrealized gross margin is equivalent to our unrealized gains and losses on derivative financial instruments for the periods presented. Management evaluates our operating results excluding the impact of unrealized gains and losses. None of our derivative financial instruments recorded at fair value are designated as hedges under SFAS 133 and changes in their fair values are therefore recognized currently in income as unrealized gains or losses. As a result, our financial results are, at times, volatile and subject to fluctuations in value primarily because of changes in forward electricity and fuel prices. Adjusting our gross margin to exclude unrealized gains and losses provides a measure of performance that eliminates the volatility created by significant shifts in market values between periods. However, our realized and unrealized gross margin may not be comparable to similarly titled non-GAAP financial measures used by other companies. We encourage our investors to review our unaudited condensed consolidated financial statements and other publicly filed reports in their entirety and not to rely on a single financial measure.

For the three months ended June 30, 2009, our realized gross margin increase of $45 million was principally a result of the following:

•

an increase of $171 million in realized value of hedges. In 2009, realized value of hedges was $152 million, which reflects the amount by which the settlement value of power contracts exceeded market prices, partially offset by the amount by which contract prices for fuel exceeded market prices for fuel. In 2008, realized value of hedges was $(19) million, which reflects the amount by which market prices exceeded the settlement value of power contracts, partially offset by the amount by which market prices for fuel exceeded the contract prices for fuel; and

•	an increase of $5 million in contracted and capacity primarily related to higher capacity prices in 2009; partially offset by

•

a decrease of $131 million in energy, primarily as a result of a decrease in power prices, an increase in the cost of emissions allowances, including $12 million to comply with the RGGI during the three months ended June 30, 2009, and decreases in natural gas prices which at times made it uneconomic for certain of our coal-fired units to generate. These decreases were partially offset by an 18% increase in generation volumes at our Mid-Atlantic baseload units primarily because of a decrease in planned outages in 2009 compared to 2008.

For the three months ended June 30, 2009, our unrealized gross margin increase of $860 million was principally a result of the following:

•

unrealized losses of $14 million in 2009, which included unrealized losses of $167 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $153 million net increase in the value of hedge and trading contracts for future periods primarily related to decreases in forward power and natural gas prices; and

•

unrealized losses of $874 million in 2008, which included a $932 million net decrease in the value of hedge contracts for future periods primarily related to increases in forward power and natural gas prices, partially offset by unrealized gains of $58 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods.

Our operating expense decrease of $26 million was primarily a result of a decrease of $32 million in operations and maintenance expense, partially offset by a decrease of $10 million in gain on sales of emissions allowances sold to third parties. The decrease in operations and maintenance expense was primarily a result of the shutdown of the Lovett generating facility in April 2008 and a decrease in maintenance costs associated with planned outages at our Mid-Atlantic generating facilities during 2009 compared to 2008.

Other expense, net decreased $14 million for the three months ended June 30, 2009, and reflects lower interest expense as a result of lower outstanding debt and higher interest capitalized on projects under construction, partially offset by lower interest income primarily as a result of lower interest rates on invested cash in 2009 compared to the same period in 2008.

Gross Margin Overview

The following tables detail realized and unrealized gross margin for the three months ended June 30, 2009 and 2008, by operating segments (in millions):

	Three Months Ended June 30, 2009
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$19	$3	$—	$49	$—	$71
Contracted and capacity	86	22	29	—	—	137
Realized value of hedges	152	—	—	—	—	152

Total realized gross margin	257	25	29	49	—	360
Unrealized gross margin	—	20	—	(34)	—	(14)

Total gross margin	$257	$45	$29	$15	$—	$346

	Three Months Ended June 30, 2008
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$161	$20	$1	$20	$—	$202
Contracted and capacity	81	21	30	—	—	132
Realized value of hedges	(29)	10	—	—	—	(19)

Total realized gross margin	213	51	31	20	—	315
Unrealized gross margin	(818)	(1)	—	(55)	—	(874)

Total gross margin	$(605)	$50	$31	$(35)	$—	$(559)

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

Operating Statistics

The following table summarizes Net Capacity Factor by region for the three months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Increase/ (Decrease)
	2009	2008
Mid-Atlantic	30%	27%	3%
Northeast	7%	11%	(4)%
California	4%	3%	1%
Total	18%	17%	1%

The following table summarizes power generation volumes by region for the three months ended June 30, 2009 and 2008 (in gigawatt hours):

	Three Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2009	2008
Mid-Atlantic:
Baseload	3,441	2,904	537	18%
Intermediate	34	111	(77)	(69)%
Peaking	5	42	(37)	(88)%

Total Mid-Atlantic	3,480	3,057	423	14%

Northeast:
Baseload	333	207	126	61%
Intermediate	38	402	(364)	(91)%
Peaking	—	1	(1)	(100)%

Total Northeast	371	610	(239)	(39)%

California:
Intermediate	213	158	55	35%
Peaking	1	10	(9)	(90)%

Total California	214	168	46	27%

Total	4,065	3,835	230	6%

The total increase in power generation volumes for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, is primarily the result of the following:

Mid-Atlantic. An increase in our Mid-Atlantic baseload generation as a result of a decrease in planned outages in 2009 compared to 2008, partially offset by a decrease in our Mid-Atlantic intermediate and peaking generation.

Northeast. A decrease in our Northeast intermediate generation as a result of transmission upgrades in 2009, which reduced the demand for certain of our intermediate units, partially offset by an increase in our Northeast baseload generation as a result of an increase in market spark spreads.

California. All of our California facilities operate under tolling agreements or are subject to RMR arrangements. Our natural gas-fired units in service at Contra Costa and Pittsburg operate under tolling agreements with PG&E for 100% of the capacity from these units and our Potrero units are subject to RMR arrangements. Therefore, changes in power generation volumes from those facilities, which can be caused by weather, planned outages or other factors, generally do not affect our gross margin.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately 50% of our net generating capacity, includes four generating facilities with total net generating capacity of 5,230 MW.

The following table summarizes the results of operations of our Mid-Atlantic segment (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$19	$161	$(142)
Contracted and capacity	86	81	5
Realized value of hedges	152	(29)	181

Total realized gross margin	257	213	44
Unrealized gross margin	—	(818)	818

Total gross margin	257	(605)	862

Operating Expenses:
Operations and maintenance	101	113	(12)
Depreciation and amortization	24	23	1
Gain on sales of assets, net	(2)	(2)	—

Total operating expenses, net	123	134	(11)

Operating income (loss)	134	(739)	873
Total other expense, net	1	—	1

Net income (loss)	$133	$(739)	$872

Gross Margin

The increase of $44 million in realized gross margin was principally a result of the following:

•

an increase of $181 million in realized value of hedges. In 2009, realized value of hedges was $152 million, which reflects the amount by which the settlement value of power contracts exceeded market prices, partially offset by the amount by which contract prices for coal that we purchased under long-term agreements exceeded market prices for coal. In 2008, realized value of hedges was $(29) million, which was the result of market prices exceeding the settlement value of power contracts, partially offset by the amount by which market prices for coal exceeded the contract prices for coal that we purchased under long-term agreements; and

•	an increase of $5 million in contracted and capacity primarily related to higher capacity prices in 2009; partially offset by

•

a decrease of $142 million in energy, primarily as a result of a decrease in power prices and an increase in the cost of emissions allowances, including $11 million to comply with the RGGI during the three months ended June 30, 2009. These decreases were partially offset by an 18% increase in generation volumes at our Mid-Atlantic baseload units primarily because of a decrease in planned outages in 2009 compared to 2008 and a decrease in the price of coal.

The increase of $818 million in unrealized gross margin was comprised of the following:

•

unrealized gross margin in 2009 included a $123 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, offset by unrealized losses of $123 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized losses of $818 million in 2008, which included an $868 million net decrease in the value of hedge contracts for future periods primarily related to increases in forward power and natural gas prices, partially offset by unrealized gains of $50 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods.

Operating Expenses

The decrease of $11 million in operating expenses was primarily a result of a decrease in planned outages during 2009 compared to 2008.

Northeast

Our Northeast segment is comprised of our three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW.

The following table summarizes the results of operations of our Northeast segment (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$3	$20	$(17)
Contracted and capacity	22	21	1
Realized value of hedges	—	10	(10)

Total realized gross margin	25	51	(26)
Unrealized gross margin	20	(1)	21

Total gross margin	45	50	(5)

Operating Expenses:
Operations and maintenance	35	56	(21)
Depreciation and amortization	5	4	1
Gain on sales of assets, net	—	(12)	12

Total operating expenses, net	40	48	(8)

Operating income	5	2	3
Total other expense, net	—	1	(1)

Net income	$5	$1	$4

Gross Margin

The decrease of $26 million in realized gross margin was principally a result of the following:

•

a decrease of $17 million in energy, primarily as a result of a decrease in power prices and a 39% decrease in generation volumes because of transmission upgrades in 2009 and the shutdown of unit 5 of the Lovett generating facility in 2008, partially offset by lower fuel costs; and

•

a decrease of $10 million in realized value of hedges. In 2008, realized value of hedges was $10 million, which reflects the amount by which market prices for fuel exceeded the contract prices for fuel, offset by the amount by which market prices exceeded the settlement value of power contracts; partially offset by

•	an increase of $1 million in contracted and capacity primarily related to higher capacity prices in 2009.

The increase of $21 million in unrealized gross margin was comprised of the following:

•

unrealized gains of $20 million in 2009, which included a $29 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and fuel prices; partially offset by unrealized losses of $9 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized losses of $1 million in 2008, which included a $2 million net decrease in the value of hedge contracts for future periods, partially offset by unrealized gains of $1 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods.

Operating Expenses

The decrease of $8 million in operating expenses included a decrease of $21 million in operations and maintenance expense primarily related to the shutdown of the Lovett generating facility in April 2008, partially offset by a decrease of $12 million in gain on sale of assets related to emissions allowances sold to third parties in 2008.

California

Our California segment consists of the Contra Costa, Pittsburg and Potrero facilities with total net generating capacity of 2,347 MW.

The following table summarizes the results of operations of our California segment (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$—	$1	$(1)
Contracted and capacity	29	30	(1)

Total realized gross margin	29	31	(2)
Unrealized gross margin	—	—	—

Total gross margin	29	31	(2)

Operating Expenses:
Operations and maintenance	23	22	1
Depreciation and amortization	5	10	(5)
Gain on sales of assets, net	—	(1)	1

Total operating expenses, net	28	31	(3)

Net income	$1	$—	$1

Other Operations

Other Operations includes proprietary trading and fuel oil management activities, interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$49	$20	$29

Total realized gross margin	49	20	29
Unrealized gross margin	(34)	(55)	21

Total gross margin	15	(35)	50

Operating Expenses:
Operations and maintenance	3	3	—
Depreciation and amortization	—	1	(1)

Total operating expenses, net	3	4	(1)

Operating income (loss)	12	(39)	51
Total other expense, net	33	47	(14)

Net loss	$(21)	$(86)	$65

Gross Margin

The increase of $29 million in realized gross margin was a result of an $11 million increase in gross margin from proprietary trading activities and an $18 million increase in gross margin from our fuel oil management activities. The increase in gross margin from proprietary trading activities was a result of higher realized value associated with power positions in 2009 as compared to 2008. The increase in gross margin from fuel oil management activities was a result of an increase in the realized value associated with positions related to our fuel oil inventory.

The increase of $21 million in unrealized gross margin was comprised of the following:

•

unrealized losses of $34 million in 2009, which included unrealized losses of $35 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $1 million net increase in the value of contracts for future periods; and

•

unrealized losses of $55 million in 2008, which included a $62 million net decrease in the value of contracts for future periods, partially offset by unrealized gains of $7 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods.

Other Expense, Net

The decrease of $14 million in other expense, net was principally the result of the following:

•	a decrease of $14 million in interest expense primarily as a result of lower outstanding debt and higher interest capitalized on projects under construction; and

•	a decrease of $3 million in other expenses, net, primarily related to the loss on the 2008 purchase of Mirant Americas Generation senior notes due in 2011; partially offset by

•	a decrease of $3 million in interest income primarily related to lower interest rates on invested cash.

Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008

Consolidated Financial Performance

We reported net income of $512 million for the six months ended June 30, 2009, compared to a net loss of $997 million for the same period in 2008. The change in net income (loss) is detailed as follows (in millions):

	Six Months Ended June 30,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$713	$680	$33
Unrealized gross margin	240	(1,177)	1,417

Total gross margin	953	(497)	1,450

Operating Expenses:
Operations and maintenance—nonaffiliate	181	206	(25)
Operations and maintenance—affiliate	137	146	(9)
Depreciation and amortization	68	69	(1)
Gain on sales of assets, net	(17)	(16)	(1)

Total operating expenses, net	369	405	(36)

Operating income (loss)	584	(902)	1,486
Total other expense, net	72	95	(23)

Net income (loss)	$512	$(997)	$1,509

For the six months ended June 30, 2009, our realized gross margin increase of $33 million was principally a result of the following:

•

an increase of $243 million in realized value of hedges. In 2009, realized value of hedges was $260 million, which reflects the amount by which the settlement value of power contracts exceeded market prices, partially offset by the amount by which contract prices for fuel exceeded market prices for fuel. In 2008, realized value of hedges was $17 million, which reflects the amount by which market prices for fuel exceeded the contract prices for fuel, partially offset by the amount by which market prices exceeded the settlement value of power contracts; and

•	an increase of $9 million in contracted and capacity primarily related to higher capacity prices in 2009; partially offset by

•

a decrease of $219 million in energy, primarily as a result of a decrease in power prices and an increase in the cost of emissions allowances, including $27 million to comply with the RGGI in 2009. The decreases in energy gross margin were partially offset by a decrease in the price of fuel.

For the six months ended June 30, 2009, our unrealized gross margin increase of $1.417 billion was principally a result of the following:

•

unrealized gains of $240 million in 2009, which included a $494 million net increase in the value of hedge and trading contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by unrealized losses of $254 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized losses of $1.177 billion in 2008, which included a $1.241 billion net decrease in the value of hedge contracts for future periods primarily related to increases in forward power and natural gas prices, partially offset by unrealized gains of $64 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods.

Our operating expense decrease of $36 million was primarily a result of a decrease of $34 million in operations and maintenance expense. The decrease in operations and maintenance expense was primarily a result of the shutdown of the Lovett generating facility in April 2008 and a decrease in maintenance costs associated with planned outages at our Mid-Atlantic generating facilities during 2009 compared to 2008.

Other expense, net decreased $23 million for the six months ended June 30, 2009, and reflects lower interest expense as a result of lower outstanding debt and higher interest capitalized on projects under construction, partially offset by lower interest income primarily as a result of lower interest rates on invested cash in 2009 compared to the same period in 2008.

Gross Margin Overview

The following tables detail realized and unrealized gross margin for the six months ended June 30, 2009 and 2008, by operating segments (in millions):

	Six Months Ended June 30, 2009
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$91	$18	$—	$76	$(3)	$182
Contracted and capacity	171	44	56	—	—	271
Realized value of hedges	259	1	—	—	—	260

Total realized gross margin	521	63	56	76	(3)	713
Unrealized gross margin	243	46	—	(49)	—	240

Total gross margin	$764	$109	$56	$27	$(3)	$953

	Six Months Ended June 30, 2008
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$326	$42	$2	$31	$—	$401
Contracted and capacity	159	45	58	—	—	262
Realized value of hedges	(8)	25	—	—	—	17

Total realized gross margin	477	112	60	31	—	680
Unrealized gross margin	(1,118)	(10)	—	(49)	—	(1,177)

Total gross margin	$(641)	$102	$60	$(18)	$—	$(497)

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

Operating Statistics

The following table summarizes Net Capacity Factor by region for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,		Increase/ (Decrease)
	2009	2008
Mid-Atlantic	32%	32%	—%
Northeast	12%	13%	(1)%
California	4%	3%	1%
Total	20%	20%	—%

The following table summarizes power generation volumes by region for the six months ended June 30, 2009 and 2008 (in gigawatt hours):

	Six Months Ended June 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2009	2008
Mid-Atlantic:
Baseload	7,167	6,974	193	3%
Intermediate	139	184	(45)	(24)%
Peaking	36	88	(52)	(59)%

Total Mid-Atlantic	7,342	7,246	96	1%

Northeast:
Baseload	698	575	123	21%
Intermediate	572	915	(343)	(37)%
Peaking	—	1	(1)	(100)%

Total Northeast	1,270	1,491	(221)	(15)%

California:
Intermediate	389	289	100	35%
Peaking	1	20	(19)	(95)%

Total California	390	309	81	26%

Total	9,002	9,046	(44)	—%

The total decrease in power generation volumes for the six months ended June 30, 2009, as compared to the six months ended June 30, 2008, is primarily the result of the following:

Mid-Atlantic. An increase in our Mid-Atlantic baseload generation as a result of a decrease in planned outages in 2009 compared to 2008, partially offset by a decrease in our Mid-Atlantic intermediate and peaking generation.

Northeast. A decrease in our Northeast intermediate generation as a result of transmission upgrades in 2009, which reduced the demand for certain of our intermediate units, partially offset by an increase in our Northeast baseload generation as a result of an increase in market spark spreads.

California. All of our California facilities operate under tolling agreements or are subject to RMR arrangements. Our natural gas-fired units in service at Contra Costa and Pittsburg operate under tolling agreements with PG&E for 100% of the capacity from these units and our Potrero units are subject to RMR arrangements. Therefore, changes in power generation volumes from those facilities, which can be caused by weather, planned outages or other factors, generally do not affect our gross margin.

Mid-Atlantic

Our Mid-Atlantic segment, which accounts for approximately 50% of our net generating capacity, includes four generating facilities with total net generating capacity of 5,230 MW.

The following table summarizes the results of operations of our Mid-Atlantic segment (in millions):

	Six Months Ended June 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$91	$326	$(235)
Contracted and capacity	171	159	12
Realized value of hedges	259	(8)	267

Total realized gross margin	521	477	44
Unrealized gross margin	243	(1,118)	1,361

Total gross margin	764	(641)	1,405

Operating Expenses:
Operations and maintenance	206	210	(4)
Depreciation and amortization	48	44	4
Gain on sales of assets, net	(10)	(2)	(8)

Total operating expenses, net	244	252	(8)

Operating income (loss)	520	(893)	1,413
Total other expense, net	2	—	2

Net income (loss)	$518	$(893)	$1,411

Gross Margin

The increase of $44 million in realized gross margin was principally a result of the following:

•

an increase of $267 million in realized value of hedges. In 2009, realized value of hedges was $259 million, which reflects the amount by which the settlement value of power contracts exceeded market prices, partially offset by the amount by which contract prices for coal that we purchased under long-term agreements exceeded market prices for coal. In 2008, realized value of hedges was $(8) million, which was the result of market prices exceeding the settlement value of power contracts, partially offset by the amount by which market prices for coal exceeded the contract prices for coal that we purchased under long-term agreements; and

•	an increase of $12 million in contracted and capacity primarily related to higher capacity prices in 2009; partially offset by

•

a decrease of $235 million in energy, primarily as a result of a decrease in power prices and an increase in the cost of emissions allowances, including $24 million to comply with the RGGI in 2009. These decreases were partially offset by a decrease in the price of coal.

The increase of $1.361 billion in unrealized gross margin was comprised of the following:

•

unrealized gains of $243 million in 2009, which included a $434 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by unrealized losses of $191 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized losses of $1.118 billion in 2008, which included a $1.184 billion net decrease in the value of hedge contracts for future periods primarily related to increases in forward power and natural gas prices, partially offset by unrealized gains of $66 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods.

Operating Expenses

The decrease of $8 million in operating expenses was primarily a result of the following:

•	an increase of $8 million in gain on sale of assets related to emissions allowances sold to third parties in 2009; and

•	a decrease of $4 million in operations and maintenance expense primarily as a result of a decrease in planned outages during 2009 compared to 2008; partially offset by

•

an increase of $4 million in depreciation and amortization expense related to pollution control equipment to reduce emissions of NOx placed in service as part of our compliance with the Maryland Healthy Air Act.

Northeast

Our Northeast segment is comprised of our three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW.

The following table summarizes the results of operations of our Northeast segment (in millions):

	Six Months Ended June 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$18	$42	$(24)
Contracted and capacity	44	45	(1)
Realized value of hedges	1	25	(24)

Total realized gross margin	63	112	(49)
Unrealized gross margin	46	(10)	56

Total gross margin	109	102	7

Operating Expenses:
Operations and maintenance	67	97	(30)
Depreciation and amortization	9	10	(1)
Gain on sales of assets, net	(2)	(16)	14

Total operating expenses, net	74	91	(17)

Net income	$35	$11	$24

Gross Margin

The decrease of $49 million in realized gross margin was principally a result of the following:

•

a decrease of $24 million in realized value of hedges. In 2009, realized value of hedges was $1 million, which reflects the amount by which the settlement value of power contracts exceeded market prices, offset by the amount by which contract prices for fuel exceeded market prices for fuel. In 2008, realized value of hedges was $25 million, which reflects the amount by which market prices for fuel exceeded the contract prices for fuel and the amount by which the settlement value of power contracts exceeded market prices; and

•

a decrease of $24 million in energy, primarily as a result of a decrease in power prices, an increase in the cost of emissions allowances, including $3 million to comply with the RGGI in 2009, the shutdown of the Lovett generating facility in 2008 and a 15% decrease in generation volumes because of transmission upgrades, partially offset by lower fuel costs; and

•	a decrease of $1 million in contracted and capacity primarily related to the shutdown of the Lovett generating facility.

The increase of $56 million in unrealized gross margin was comprised of the following:

•

unrealized gains of $46 million in 2009, which included a $54 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and fuel prices; partially offset by unrealized losses of $8 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized losses of $10 million in 2008, which included a $9 million net decrease from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods and a $1 million net decrease in the value of hedge contracts for future periods.

Operating Expenses

The decrease of $17 million in operating expenses included a decrease of $30 million in operations and maintenance expense primarily related to the shutdown of the Lovett generating facility in April 2008, partially offset by a decrease of $14 million in gain on sale of assets related to emissions allowances sold to third parties in 2008.

California

Our California segment consists of the Contra Costa, Pittsburg and Potrero facilities with total net generating capacity of 2,347 MW.

The following table summarizes the results of operations of our California segment (in millions):

	Six Months Ended June 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$—	$2	$(2)
Contracted and capacity	56	58	(2)

Total realized gross margin	56	60	(4)
Unrealized gross margin	—	—	—

Total gross margin	56	60	(4)

Operating Expenses:
Operations and maintenance	40	40	—
Depreciation and amortization	10	14	(4)
Gain on sales of assets, net	(1)	(1)	—

Total operating expenses, net	49	53	(4)

Operating income	7	7	—
Total other expense, net	1	—	1

Net income	$6	$7	$(1)

Other Operations

Other Operations includes proprietary trading and fuel oil management activities, interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Six Months Ended June 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$76	$31	$45

Total realized gross margin	76	31	45
Unrealized gross margin	(49)	(49)	—

Total gross margin	27	(18)	45

Operating Expenses:
Operations and maintenance	5	5	—
Depreciation and amortization	1	1	—

Total operating expenses, net	6	6	—

Operating income (loss)	21	(24)	45
Total other expense, net	69	95	(26)

Net loss	$(48)	$(119)	$71

Gross Margin

The increase of $45 million in realized gross margin was a result of a $34 million increase in gross margin from proprietary trading activities and an $11 million increase in gross margin from our fuel oil management activities. The increase in gross margin from proprietary trading activities was a result of higher realized value associated with power positions in 2009 as compared to 2008. The increase in gross margin from fuel oil management activities was a result of an increase in the realized value associated with positions related to our fuel oil inventory.

Unrealized gross margin was the same for each period and was comprised of the following:

•

unrealized losses of $49 million in 2009, which included unrealized losses of $54 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $5 million net increase in the value of contracts for future periods; and

•

unrealized losses of $49 million in 2008, which included a $57 million net decrease in the value of contracts for future periods, partially offset by unrealized gains of $8 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods.

Other Expense, Net

The decrease of $26 million in other expense, net was principally the result of the following:

•	a decrease of $30 million in interest expense primarily as a result of lower outstanding debt and higher interest capitalized on projects under construction; partially offset by

•	a decrease of $9 million in interest income primarily related to lower interest rates on invested cash; and

•	a loss of $6 million in 2008 related to the purchase in 2008 of $134 million of Mirant Americas Generation senior notes due in 2011.

Financial Condition

Liquidity and Capital Resources

We expect that we have sufficient liquidity for our future operations, capital expenditures and debt obligations. The principal sources of our liquidity are expected to be: (1) existing cash on hand and cash flows from the operations of our subsidiaries; (2) letters of credit issued or borrowings made under Mirant North America’s senior secured revolving credit facility; (3) letters of credit issued under Mirant North America’s senior secured term loan; (4) capital contributions received upon redemptions of preferred shares in Mirant Americas; and (5) at their discretion, additional capital contributions from Mirant Corporation and Mirant Americas.

Sources of Funds

The table below sets forth total cash, cash equivalents and availability under credit facilities of Mirant Americas Generation and its subsidiaries at June 30, 2009 and December 31, 2008 (in millions):

	At June 30, 2009	At December 31, 2008
Cash and Cash Equivalents:
Mirant Americas Generation	$—	$—
Mirant North America	259	229
Mirant Mid-Atlantic	164	125

Total cash and cash equivalents	423	354
Available under credit facilities	616	583

Total cash, cash equivalents and credit facilities availability	$1,039	$937

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At June 30, 2009 and December 31, 2008, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

Available under credit facilities at June 30, 2009 and December 31, 2008, reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy protection in October 2008, will not honor its $45 million commitment under the Mirant North America senior secured revolving credit facility.

Mirant Americas Generation is a holding company. The chart below is a summary representation of our capital structure and is not a complete organizational chart.

Except for existing cash on hand and, in the case of Mirant North America, borrowings and letters of credit under its credit facilities, the Mirant Americas Generation and Mirant North America holding companies are dependent for liquidity on the distributions and dividends of their subsidiaries, capital contributions received upon redemptions of preferred shares in Mirant Americas and, at their discretion, additional capital contributions from Mirant Corporation and Mirant Americas. The ability of Mirant North America and its subsidiary Mirant Mid-Atlantic to make distributions and pay dividends is restricted under the terms of Mirant North America’s debt agreements and Mirant Mid-Atlantic’s leveraged lease documentation, respectively. At June 30, 2009, Mirant North America had distributed to us all available cash that was permitted to be distributed under the terms of its debt agreements, leaving $423 million at Mirant North America and its subsidiaries. Of this amount, $164 million was held by Mirant Mid-Atlantic, which, as of June 30, 2009, met the tests under the leveraged lease documentation permitting it to make distributions to Mirant North America. Although Mirant North America is in compliance with its financial covenants, as of June 30, 2009, it is restricted from making distributions by the free cash flow requirements under the restricted payment test of its senior credit facility. The primary factor lowering the free cash flow calculation for Mirant North America is the significant capital expenditure program of Mirant Mid-Atlantic to install emissions controls at its Chalk Point, Dickerson and Morgantown coal-fired units to comply with the Maryland Healthy Air Act. We do not expect the liquidity effect of the restriction on distributions under the Mirant North America senior credit facility to be material given that the majority of our liquidity needs arise from the activities of Mirant North America and its subsidiaries, the restriction does not limit Mirant North America from making distributions to us to fund interest payments on our senior notes and Mirant Corporation has significant unrestricted cash and cash equivalents available, at its discretion, to make capital contributions to us and our subsidiaries.

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

Capital Expenditures. Our capital expenditures, excluding capitalized interest, for the six months ended June 30, 2009, were $343 million. Our estimated capital expenditures, excluding capitalized interest, for the period July 1, 2009, through December 31, 2010, are $801 million. See “Capital Expenditures and Capital Resources” in this Item 2 for further discussion of our capital expenditures.

Cash Collateral and Letters of Credit. In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide cash collateral or letters of credit to access the transmission grid, to participate in power pools, to fund debt service and rent reserves and for other operating activities. Credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of June 30, 2009, we had approximately $76 million of posted cash collateral and $262 million of letters of credit outstanding primarily to support our asset management activities, trading activities, debt service and rent reserve requirements and other commercial arrangements. Our liquidity requirements are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility and credit terms with third parties.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds as of June 30, 2009 and December 31, 2008 (in millions):

	At June 30, 2009	At December 31, 2008
Cash collateral posted—energy trading and marketing	$35	$67
Cash collateral posted—other operating activities	41	43
Letters of credit—energy trading and marketing	55	76
Letters of credit—debt service and rent reserves	101	101
Letters of credit—other operating activities	106	117
Surety bonds—energy trading and marketing	16	25

Total	$354	$429

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

There were no significant changes to our debt obligations, off-balance sheet arrangements and contractual obligations as of June 30, 2009, from those presented in our 2008 Annual Report on Form 10-K.

Cash Flows

Continuing Operations

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities from continuing operations increased $445 million for the six months ended June 30, 2009, compared to the same period in 2008, primarily as a result of the following:

•	Funds on deposit. An increase in cash provided of $299 million primarily related to a decrease in collateral posted with our counterparties primarily as a result of decreases in forward energy prices;

•

Net accounts receivable and payable. An increase in cash provided of $77 million primarily related to a decrease in power prices in 2009 compared to the same period in 2008. In addition, the implementation in June 2009 of weekly settlements with PJM (in lieu of monthly settlements) has reduced the amount of outstanding receivables for the PJM market;

•

Realized gross margin. An increase in cash provided of $54 million in 2009, compared to the same period in 2008, excluding the non-cash charge for lower of cost or market fuel inventory adjustments of $21 million. See “Results of Operations” for additional discussion of our performance in 2009 compared to the same period in 2008;

•	Collateral posted by counterparties. An increase in cash provided of $28 million primarily as a result of decreases in forward energy prices;

•

Operating expense. A decrease in cash used related to lower operations and maintenance expense of $26 million. See “Results of Operations” for additional discussion of our performance in 2009 compared to the same period in 2008;

•

Interest expense, net. A decrease in cash used of $18 million for interest expense, net reflecting lower interest expense from lower outstanding debt partially offset by lower interest income primarily as a result of lower interest rates on invested cash; and

•	Other operating assets and liabilities. An increase in cash provided of $13 million related to changes in other operating assets and liabilities.

The decreases in cash used in and increases in cash provided by operating activities were partially offset by the following:

•	Inventories. An increase in cash used of $47 million as a result of higher inventory levels of coal and fuel oil, partially offset by lower market prices in 2009 as compared to 2008; and

•	Prepaid rent. An increase in cash used of $23 million because the scheduled rent payments for our Mirant Mid-Atlantic leveraged leases were higher for 2009 than 2008.

Investing Activities. Net cash used in investing activities from continuing operations increased by $65 million for the six months ended June 30, 2009, compared to the same period in 2008. This difference was primarily related to an increase in cash used for capital expenditures of $68 million primarily related to our environmental capital expenditures for our Maryland generating facilities.

Financing Activities. Net cash provided by financing activities increased by $287 million for the six months ended June 30, 2009, compared to the same period in 2008. This difference was primarily a result of the following:

•

Repayment of long-term debt-nonaffiliate. A decrease in cash used of $229 million for repayments and repurchases of debt, including $132 million for the 2008 purchase and retirement of Mirant Americas Generation senior notes due in 2011;

•	Distribution to member. A decrease in cash used of $137 million as a result of distributions in 2008. We made no distribution in 2009;

•

Redemption of preferred stock. An increase in cash provided of $53 million as result of the redemption of Series A preferred stock held by Mirant Mid-Atlantic. See Note G to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information;

•	Repayment of debt-affiliate. A decrease in cash used of $6 million as a result of the repayment in 2008; partially offset by

•

Capital contributions. A decrease in cash provided of $139 million as a result of contributions from Mirant Americas primarily for the purchase of our bonds in 2008. We received no contributions in 2009.

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

Hedging Activities

Refer to “Hedging Activities” above for Mirant Americas Generation.

Capital Expenditures and Capital Resources

Refer to “Capital Expenditures and Capital Resources” above for Mirant Americas Generation.

Scrubber Operating Expenses

Refer to “Scrubber Operating Expenses” above for Mirant Americas Generation.

Commodity Prices

Refer to “Commodity Prices” above for Mirant Americas Generation.

Granted Emissions Allowances

Refer to “Granted Emissions Allowances” above for Mirant Americas Generation.

Results of Operations

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

The Mid-Atlantic region includes our Chalk Point, Dickerson, Morgantown and Potomac River facilities. The Northeast region includes our Bowline, Canal, Kendall and Martha’s Vineyard facilities. For the three and six months ended June 30, 2008, the Northeast region also included the Lovett generating facility, which was shut down on April 19, 2008. The California region includes our Contra Costa, Pittsburg and Potrero facilities. Other Operations includes proprietary trading and fuel oil management activities, interest expense on our debt and interest income on our invested cash balances.

Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

Consolidated Financial Performance

We reported net income of $147 million for the three months ended June 30, 2009, compared to a net loss of $786 million for the same period in 2008. The change in net income (loss) is detailed as follows (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$360	$315	$45
Unrealized gross margin	(14)	(874)	860

Total gross margin	346	(559)	905

Operating Expenses:
Operations and maintenance—nonaffiliate	93	120	(27)
Operations and maintenance—affiliate	69	74	(5)
Depreciation and amortization	34	38	(4)
Gain on sales of assets, net	(2)	(12)	10

Total operating expenses, net	194	220	(26)

Operating income (loss)	152	(779)	931
Total other expense, net	5	7	(2)

Net income (loss)	$147	$(786)	$933

The following discussion includes non-GAAP financial measures because we present our consolidated financial performance in terms of gross margin. Gross margin is our operating revenue less cost of fuel, electricity and other products, and excludes depreciation and amortization. We present gross margin, excluding depreciation and amortization, and realized gross margin separately from unrealized gross margin in order to be consistent with how we manage our business. Realized gross margin and unrealized gross margin are both non-GAAP financial measures. Realized gross margin represents our gross margin less unrealized gains and losses on derivative financial instruments for the periods presented. Conversely, unrealized gross margin is equivalent to our unrealized gains and losses on derivative financial instruments for the periods presented. Management evaluates our operating results excluding the impact of unrealized gains and losses. None of our derivative financial instruments recorded at fair value are designated as hedges under SFAS 133 and changes in their fair values are therefore recognized currently in income as unrealized gains or losses. As a result, our financial results are, at times, volatile and subject to fluctuations in value primarily because of changes in forward electricity and fuel prices. Adjusting our gross margin to exclude unrealized gains and losses provides a measure of performance that eliminates the volatility created by significant shifts in market values between periods. However, our realized and unrealized gross margin may not be comparable to similarly titled non-GAAP financial measures used by other companies. We encourage our investors to review our unaudited condensed consolidated financial statements and other publicly filed reports in their entirety and not to rely on a single financial measure.

Refer to “Consolidated Financial Performance—Mirant Americas Generation” above for realized and unrealized gross margin and operating expenses, additional related details and variance explanations.

Other expense, net decreased $2 million for the three months ended June 30, 2009, and reflects lower interest expense as a result of lower outstanding debt and higher interest capitalized on projects under construction, partially offset by lower interest income primarily as a result of lower interest rates on invested cash in 2009 compared to the same period in 2008.

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

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$49	$20	$29

Total realized gross margin	49	20	29
Unrealized gross margin	(34)	(55)	21

Total gross margin	15	(35)	50

Operating Expenses:
Operations and maintenance	3	3	—
Depreciation and amortization	—	1	(1)

Total operating expenses, net	3	4	(1)

Operating income (loss)	12	(39)	51
Total other expense, net	4	6	(2)

Net income (loss)	$8	$(45)	$53

Gross Margin

Refer to “Other Operations” in “Results of Operations—Mirant Americas Generation” above for our gross margin variance explanations.

Other Expense, Net

The decrease of $2 million in other expense, net was principally the result of the following:

•	a decrease of $7 million in interest expense related to lower debt outstanding and higher interest capitalized on construction projects in 2008; partially offset by

•	a decrease of $4 million in interest income primarily related to lower interest rates on invested cash.

Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008

Consolidated Financial Performance

We reported net income of $572 million for the six months ended June 30, 2009, compared to a net loss of $919 million for the same period in 2008. The change in net income (loss) is detailed as follows (in millions):

	Six Months Ended June 30,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$713	$680	$33
Unrealized gross margin	240	(1,177)	1,417

Total gross margin	953	(497)	1,450

Operating Expenses:
Operations and maintenance—nonaffiliate	181	206	(25)
Operations and maintenance—affiliate	137	146	(9)
Depreciation and amortization	68	69	(1)
Gain on sales of assets, net	(17)	(16)	(1)

Total operating expenses, net	369	405	(36)

Operating income (loss)	584	(902)	1,486

Total other expense (income), net
Nonaffiliate	12	18	(6)
Affiliate	—	(1)	1

Net income (loss)	$572	$(919)	$1,491

Refer to “Consolidated Financial Performance—Mirant Americas Generation” above for realized and unrealized gross margin and operating expenses, additional related details and variance explanations.

Other expense (income), net decreased $5 million for the six months ended June 30, 2009, and reflects lower interest expense as a result of lower outstanding debt and higher interest capitalized on projects under construction, partially offset by lower interest income primarily as a result of lower interest rates on invested cash in 2009 compared to the same period in 2008.

Gross Margin Overview

Refer to “Gross Margin Overview” in “Results of Operations—Mirant Americas Generation” above for realized and unrealized gross margin by operating region, additional related details and variance explanations.

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

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Six Months Ended June 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$76	$31	$45

Total realized gross margin	76	31	45
Unrealized gross margin	(49)	(49)	—

Total gross margin	27	(18)	45

Operating Expenses:
Operations and maintenance	5	5	—
Depreciation and amortization	1	1	—

Total operating expenses, net	6	6	—

Operating income (loss)	21	(24)	45
Total other expense, net	9	17	(8)

Net income (loss)	$12	$(41)	$53

Gross Margin

Refer to “Other Operations” in “Results of Operations—Mirant Americas Generation” above for our gross margin variance explanations.

Other Expense, Net

Other expense, net decreased $8 million, primarily as a result of the following:

•	a decrease of $17 million in interest expense related to lower debt outstanding and higher interest capitalized on construction projects in 2008; partially offset by

•	a decrease of $9 million in interest income primarily related to lower interest rates on invested cash.

Financial Condition

Liquidity and Capital Resources

We expect that we have sufficient liquidity for our future operations, capital expenditures and debt obligations. The principal sources of our liquidity are expected to be: (1) existing cash on hand and cash flows from the operations of our subsidiaries; (2) letters of credit issued or borrowings made under our senior secured revolving credit facility; (3) letters of credit issued under our senior secured term loan; (4) capital contributions received upon redemptions of preferred shares in Mirant Americas; and (5) at their discretion, additional capital contributions from Mirant Corporation and Mirant Americas.

Sources of Funds

The table below sets forth total cash, cash equivalents and availability under credit facilities of Mirant North America and its subsidiaries at June 30, 2009 and December 31, 2008 (in millions):

	At June 30, 2009	At December 31, 2008
Cash and Cash Equivalents:
Mirant North America	$259	$229
Mirant Mid-Atlantic	164	125

Total cash and cash equivalents	423	354
Available under credit facilities	616	583

Total cash, cash equivalents and credit facilities availability	$1,039	$937

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At June 30, 2009 and December 31, 2008, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

Available under credit facilities at June 30, 2009 and December 31, 2008, reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy protection in October 2008, will not honor its $45 million commitment under the Mirant North America senior secured revolving credit facility.

Mirant North America is a holding company. The chart below is a summary representation of our capital structure and is not a complete organizational chart.

Except for existing cash on hand and borrowings and letters of credit under our credit facilities, as a holding company we are dependent for liquidity on the distributions and dividends of our subsidiaries, capital contributions received upon redemptions of preferred shares in Mirant Americas and, at their discretion, additional capital contributions from Mirant Corporation and Mirant Americas. Our ability and the ability of our subsidiary, Mirant Mid-Atlantic, to make distributions and pay dividends is restricted under the terms of our debt agreements and Mirant Mid-Atlantic’s leveraged lease documentation, respectively. At June 30, 2009, we had distributed to our parent, Mirant Americas Generation, all available cash that was permitted to be distributed under the terms of our debt agreements, leaving $423 million with us and our subsidiaries. Of this amount, $164 million was held by Mirant Mid-Atlantic, which, as of June 30, 2009, met the tests under the leveraged lease documentation permitting it to make distributions to us. Although we are in compliance with our financial covenants, as of June 30, 2009, we are restricted from making distributions (other than amounts to fund interest payments on the Mirant Americas Generation senior notes) by the free cash flow requirements under the restricted payment test of our senior credit facility. The primary factor lowering our free cash flow calculation is the significant capital expenditure program of Mirant Mid-Atlantic to install emissions controls at its Chalk Point, Dickerson and Morgantown coal-fired units to comply with the Maryland Healthy Air Act.

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

Capital Expenditures. Our capital expenditures, excluding capitalized interest for the six months ended June 30, 2009, were $343 million. Our estimated capital expenditures, excluding capitalized interest, for the period July 1, 2009, through December 31, 2010, are $801 million. See “Capital Expenditures and Capital Resources” above under Mirant Americas Generation for further discussion of our capital expenditures.

Cash Collateral and Letters of Credit. In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide cash collateral or letters of credit to access the transmission grid, to participate in power pools, to fund debt service and rent reserves and for other operating activities. Credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of June 30, 2009, we had approximately $76 million of posted cash collateral and $262 million of letters of credit outstanding primarily to support our asset management activities, trading activities, debt service and rent reserve requirements and other commercial arrangements. Our liquidity requirements are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility and credit terms with third parties.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds as of June 30, 2009 and December 31, 2008 (in millions):

	At June 30, 2009	At December 31, 2008
Cash collateral posted—energy trading and marketing	$35	$67
Cash collateral posted—other operating activities	41	43
Letters of credit—energy trading and marketing	55	76
Letters of credit—debt service and rent reserves	101	101
Letters of credit—other operating activities	106	117
Surety bonds—energy trading and marketing	16	25

Total	$354	$429

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

There were no significant changes to our debt obligations, off-balance sheet arrangements and contractual obligations as of June 30, 2009, from those presented in our 2008 Annual Report on Form 10-K.

Cash Flows

Continuing Operations

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities from continuing operations increased $428 million for the six months ended June 30, 2009, compared to the same period in 2008, primarily as a result of the following:

•	Funds on deposit. An increase in cash provided of $299 million primarily related to a decrease in collateral posted with our counterparties primarily as a result of decreases in forward energy prices;

•

Net accounts receivable and payable. An increase in cash provided of $77 million primarily related to a decrease in power prices in 2009 compared to the same period in 2008. In addition, the implementation in June 2009 of weekly settlements with PJM (in lieu of monthly settlements) has reduced the amount of outstanding receivables for the PJM market;

•

Realized gross margin. An increase in cash provided of $54 million in 2009, compared to the same period in 2008, excluding the non-cash charge for lower of cost or market fuel inventory adjustments of $21 million. See “Results of Operations” for additional discussion of our performance in 2009 compared to the same period in 2008;

•	Collateral posted by counterparties. An increase in cash provided of $28 million primarily as a result of decreases in forward energy prices;

•

Operating expense. A decrease in cash used related to lower operations and maintenance expense of $26 million. See “Results of Operations” for additional discussion of our performance in 2009 compared to the same period in 2008; and

•	Other operating assets and liabilities. An increase in cash provided of $14 million related to changes in other operating assets and liabilities.

The decreases in cash used in and increases in cash provided by operating activities were partially offset by the following:

•	Inventories. An increase in cash used of $47 million as a result of higher inventory levels of coal and fuel oil, partially offset by lower market prices in 2009 as compared to 2008; and

•	Prepaid rent. An increase in cash used of $23 million because the scheduled rent payments for our Mirant Mid-Atlantic leveraged leases were higher for 2009 than 2008.

Investing Activities. Net cash used in investing activities from continuing operations increased by $65 million for the six months ended June 30, 2009, compared to the same period in 2008. This difference was primarily related to an increase in cash used for capital expenditures of $68 million primarily related to our environmental capital expenditures for our Maryland generating facilities.

Financing Activities. Net cash used in financing activities decreased by $303 million for the six months ended June 30, 2009, compared to the same period in 2008. This difference was primarily a result of the following:

•	Distribution to member. A decrease in cash used of $132 million as a result of a $60 million distribution in 2009, as compared to a $192 million distribution for the same period in 2008;

•	Repayment of long-term debt-nonaffiliate. A decrease in cash used of $97 million for repayments;

•

Redemption of preferred stock. An increase in cash provided of $53 million as result of the redemption of Series A preferred stock held by Mirant Mid-Atlantic. See Note G to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information; and

•	Repayment of debt-affiliate. A decrease in cash used of $20 million as a result of the repayment in 2008.

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

Hedging Activities

We use derivative financial instruments, such as commodity forwards, futures, options and swaps, to manage our exposure to fluctuations in electric energy and fuel commodity prices. In addition, we hedge economically a substantial portion of our coal-fired baseload generation through OTC transactions. However, we generally do not hedge our intermediate and peaking units for tenors greater than 12 months. While some of our hedges are executed through our affiliate, Mirant Energy Trading, a significant portion of our hedges are financial swap transactions with counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. At July 14, 2009, our aggregate hedge levels based on expected generation for each period were as follows:

	Aggregate Hedge Levels Based on Expected Generation
	2009	2010	2011	2012	2013
Power	100%	85%	46%	46%	27%
Fuel	93%	86%	66%	35%	7%

Capital Expenditures and Capital Resources

For the six months ended June 30, 2009, we paid $331 million for capital expenditures, of which $248 million related to compliance with the Maryland Healthy Air Act. As of June 30, 2009, we have paid approximately $1.245 billion for capital expenditures related to compliance with the Maryland Healthy Air Act. Including amounts already spent to date, we expect to incur total capital expenditures of $1.674 billion to comply with the limitations on SO2, NOx and mercury emissions imposed by the Maryland Healthy Air Act.

The following table details the expected timing of payments for our estimated capital expenditures, excluding capitalized interest, for the remaining six months of 2009 and for 2010 (in millions):

	2009	2010
Maryland Healthy Air Act	$242	$187
Other environmental	10	28
Maintenance	80	112
Construction	28	69
Other	6	5

Total	$366	$401

The 2010 estimated capital expenditures for compliance with the Maryland Healthy Air Act include amounts that are withheld from progress payments under construction contracts and that will be paid after final completion of the project. As of June 30, 2009, we have a total contract retention liability of $94 million, of which $51 million is included in current accounts payable and accrued liabilities in our unaudited condensed consolidated balance sheet. The remainder of the contract retention liability is included in other noncurrent liabilities in our unaudited condensed consolidated balance sheet.

We expect that available cash, proceeds from redemption of preferred shares in Mirant Americas and future cash flows from operations will be sufficient to fund these capital expenditures.

Scrubber Operating Expenses

Refer to “Scrubber Operating Expenses” above for Mirant Americas Generation.

Commodity Prices

The forward prices for power, natural gas, fuel oil and coal decreased during the three and six months ended June 30, 2009, and we recognized unrealized gains of $0 and $243 million, respectively. In addition, during the three and six months ended June 30, 2009, the average spot market price for power decreased at a faster pace than the decline in the average market price of coal. As a result, the energy gross margin from our baseload coal units was negatively affected by contracting dark spreads. However, we are generally economically neutral for that portion of the portfolio that we have hedged because our realized gross margin will reflect the contractual prices of our power and fuel contracts.

Our coal supply comes primarily from the Central Appalachian and Northern Appalachian coal regions. Our coal supply is procured through long-term coal agreements entered into on our behalf by our affiliate, Mirant Energy Trading. As of June 30, 2009, the estimated net fair value of these long-term coal agreements entered into by Mirant Energy Trading was approximately $(186) million. See Note G to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information.

Granted Emissions Allowances

As a result of the capital expenditures we are incurring to comply with the requirements of the Maryland Healthy Air Act, we anticipate that we will have excess SO2 and NOx emissions allowances in future periods. We plan to continue to maintain some SO2 and NOx emissions allowances above those needed for our current expected generation in case our actual generation exceeds our current forecasts for future periods and for possible future additions of generating capacity. At June 30, 2009, the estimated fair value of our anticipated excess SO2 and NOx emissions allowances was approximately $25 million.

Results of Operations

Three Months Ended June 30, 2009 versus Three Months Ended June 30, 2008

Consolidated Financial Performance

We reported net income of $133 million for the three months ended June 30, 2009, compared to a net loss of $739 million for the same period in 2008. The change in net income (loss) is detailed as follows (in millions):

	Three Months Ended June 30,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$257	$213	$44
Unrealized gross margin	—	(818)	818

Total gross margin	257	(605)	862

Operating Expenses:
Operations and maintenance—nonaffiliate	57	68	(11)
Operations and maintenance—affiliate	44	45	(1)
Depreciation and amortization	24	23	1
Gain on sales of assets, net	(2)	(2)	—

Total operating expenses, net	123	134	(11)

Operating income (loss)	134	(739)	873
Total other expense, net	1	—	1

Net income (loss)	$133	$(739)	$872

The following discussion includes non-GAAP financial measures because we present our consolidated financial performance in terms of gross margin. Gross margin is our operating revenue less cost of fuel, electricity and other products, and excludes depreciation and amortization. We present gross margin, excluding depreciation and amortization, and realized gross margin separately from unrealized gross margin in order to be consistent with how we manage our business. Realized gross margin and unrealized gross margin are both non-GAAP financial measures. Realized gross margin represents our gross margin less unrealized gains and losses on derivative financial instruments for the periods presented. Conversely, unrealized gross margin is equivalent to our unrealized gains and losses on derivative financial instruments for the periods presented. Management evaluates our operating results excluding the impact of unrealized gains and losses. None of our derivative financial instruments recorded at fair value are designated as hedges under SFAS 133 and changes in their fair values are therefore recognized currently in income as unrealized gains or losses. As a result, our financial results are, at times, volatile and subject to fluctuations in value primarily because of changes in forward electricity and fuel prices. Adjusting our gross margin to exclude unrealized gains and losses provides a measure of performance that eliminates the volatility created by significant shifts in market values between periods. However, our realized and unrealized gross margin may not be comparable to similarly titled non-GAAP financial measures used by other companies. We encourage our investors to review our unaudited condensed consolidated financial statements and other publicly filed reports in their entirety and not to rely on a single financial measure.

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for realized and unrealized gross margin and operating expenses, additional related details and variance explanations.

Operating Statistics

Our Net Capacity Factor for the three months ended June 30, 2009, was 30% compared to 27% for the same period in 2008. Our power generation volume for the three months ended June 30, 2009 (in gigawatt hours) was

3,480 compared to 3,057 for the same period in 2008. See “Operating Statistics” in “Results of Operations—Mirant Americas Generation” above for additional details on Net Capacity Factor and power generation volumes.

Gross Margin

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our realized and unrealized gross margin, additional related details and variance explanations.

Operating Expenses

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our operating expenses variance explanations.

Six Months Ended June 30, 2009 versus Six Months Ended June 30, 2008

Consolidated Financial Performance

We reported net income of $518 million for the six months ended June 30, 2009, compared to a net loss of $893 million for the same period in 2008. The change in net income (loss) is detailed as follows (in millions):

	Six Months Ended June 30,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$521	$477	$44
Unrealized gross margin	243	(1,118)	1,361

Total gross margin	764	(641)	1,405

Operating Expenses:
Operations and maintenance—nonaffiliate	117	123	(6)
Operations and maintenance—affiliate	89	87	2
Depreciation and amortization	48	44	4
Gain on sales of assets, net	(10)	(2)	(8)

Total operating expenses, net	244	252	(8)

Operating income (loss)	520	(893)	1,413
Total other expense, net	2	—	2

Net income (loss)	$518	$(893)	$1,411

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for realized and unrealized gross margin and operating expenses, additional related details and variance explanations.

Operating Statistics

Our Net Capacity Factor for the six months ended June 30, 2009 and June 30, 2008, was 32%. Our power generation volume for the six months ended June 30, 2009 (in gigawatt hours) was 7,342 compared to 7,246 for the same period in 2008. See “Operating Statistics” in “Results of Operations—Mirant Americas Generation” above for additional details on Net Capacity Factor and power generation volumes.

Gross Margin

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our realized and unrealized gross margin, additional related details and variance explanations.

Operating Expenses

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our operating expenses variance explanations.

Financial Condition

Liquidity and Capital Resources

We expect that we have sufficient liquidity for our future operations and capital expenditures The principal sources of our liquidity are expected to be: (1) existing cash on hand and cash flows from the operations of the Company and its subsidiaries; (2) redemptions of the preferred shares in Mirant Americas; (3) at its discretion, capital contributions or advances from Mirant North America or letters of credit under its senior credit facilities; and (4) at their discretion, capital contributions from Mirant Corporation and Mirant Americas.

Sources of Funds

At June 30, 2009, we had $164 million of cash, which amount was available under the leveraged leases for distribution to Mirant North America.

The availability of capital contributions from Mirant Corporation and Mirant Americas and capital contributions, advances or letters of credit under Mirant North America’s senior credit facilities are subject to their discretion and such accommodations may not be available as a source of liquidity to Mirant Mid-Atlantic.

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At June 30, 2009 and December 31, 2008, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

Uses of Funds

Our requirements for liquidity and capital resources, other than for the day-to-day operation of our generating facilities, are significantly influenced by capital expenditures and payments under our leveraged leases.

Capital Expenditures. Our capital expenditures for the six months ended June 30, 2009, were $331 million. Our estimated capital expenditures, excluding capitalized interest, for the period July 1, 2009, through December 31, 2010, are $767 million. See “Capital Expenditures and Capital Resources” above under Mirant Mid-Atlantic for further discussion of our capital expenditures.

Operating Leases. We lease the Dickerson and Morgantown baseload units and associated property through 2029 and 2034, respectively, and have an option to extend the leases. We are accounting for these leases as operating leases. While there is variability in the scheduled payment amounts over the lease term, we recognize rent expense for these leases on a straight-line basis in accordance with the applicable accounting literature. Rent expense under our leases was $24 million and $48 million for the three and six months ended June 30, 2009 and 2008, respectively.

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

There were no significant changes to our debt obligations, off-balance sheet arrangements and contractual obligations as of June 30, 2009, from those presented in our 2008 Annual Report on Form 10-K.

Cash Flows

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities increased $59 million for the six months ended June 30, 2009, compared to the same period in 2008, primarily as a result of the following:

•

Realized gross margin. An increase in cash provided of $65 million in 2009, compared to the same period in 2008, excluding the non-cash charge for lower of cost or market fuel inventory adjustments of $21 million. See “Results of Operations” for additional discussion of our performance in 2009 compared to the same period in 2008;

•	Net accounts receivable and payable. An increase in cash provided of $27 million primarily related to a decrease in power prices in 2009 compared to the same period in 2008; partially offset by

•	Prepaid rent. An increase in cash used of $23 million because the scheduled rent payments for our leveraged leases were higher for 2009 than 2008; and

•	Other operating assets and liabilities. An increase in cash used of $10 million related to changes in other operating assets and liabilities.

Investing Activities. Net cash used in investing activities increased by $57 million for the six months ended June 30, 2009, compared to the same period in 2008. This difference was primarily a result of the following:

•	Capital expenditures. An increase in cash used of $66 million primarily related to our environmental capital expenditures for our Maryland generating facilities; partially offset by

•	Proceeds from the sales of assets. An increase in cash provided of $8 million related to sales of emissions allowances to third parties.

Financing Activities. Net cash provided by financing activities increased by $222 million for the six months ended June 30, 2009, compared to the same period in 2008. This difference was primarily a result of the following:

•	Distribution to member. A decrease in cash used of $325 million as a result of a distribution in 2008. We made no distribution in 2009;

•

Redemption of preferred stock. An increase in cash provided of $53 million as result of the redemption of Series A preferred stock of Mirant Americas. See Note G to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information; partially offset by

•	Capital contributions. A decrease in cash provided of $155 million as a result of contributions received from Mirant North America in 2008. We received no contributions in 2009.

Environmental and Regulatory Matters (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

PJM Reliability Pricing Model Forward Capacity Market. Our Mid-Atlantic facilities sell electricity into the markets operated by PJM. Load-serving entities within PJM are required to have adequate sources of generating capacity. Our facilities located in the Mid-Atlantic region that sell electricity into the PJM market participate in the reliability pricing model (the “RPM”) forward capacity market. On December 12, 2008, PJM filed with the FERC to revise elements of the RPM forward capacity market. PJM sought to implement these changes in time for the May 2009 annual auction for the provision of capacity from June 1, 2012, to May 31, 2013. We and others filed oppositions to the proposed changes with the FERC. On February 9, 2009, PJM, a coalition of PJM customers, and several state public service commissions filed a settlement agreement with the FERC that, if approved, would materially modify several provisions of the December 2008 filing to the detriment of suppliers in the RPM capacity auction. Under the FERC’s rules and regulations, any party to a contested proceeding may unilaterally file a settlement in that proceeding with the FERC. We and others filed comments opposing the settlement. On March 26, 2009, the FERC issued an order that accepted the majority of changes to elements of the RPM forward capacity market proposed in the December 2008 filing and rejected the majority of changes to elements of the RPM forward capacity market proposed in the February 2009 settlement filing. Other parties have sought rehearing of the FERC’s March 26, 2009, order.

Virginia CAIR Implementation. In April 2006, Virginia enacted legislation that, among other things, granted the Virginia State Air Pollution Control Board the discretion to prohibit electric generating facilities located in a non-attainment area from purchasing SO2 and NOx allowances to achieve compliance under the EPA’s CAIR. In the fourth quarter of 2007, the Virginia State Air Pollution Control Board approved regulations that it interprets as prohibiting the acquisition in any manner of SO2 and NOx allowances by facilities in non-attainment areas to satisfy the requirements of the CAIR as implemented by Virginia. Mirant Potomac River’s Potomac River facility is located in a non-attainment area for ozone. Thus, this Virginia regulation effectively caps the Potomac River facility’s SO2 and NOx emissions at amounts equal to the allowances allocated to the facility. Mirant Potomac River challenged the legality of the regulations regarding the trading of NOx allowances in Virginia state court. In July 2008, the Circuit Court for the City of Richmond, Virginia issued a ruling dismissing that challenge, which ruling Mirant Potomac River appealed. On June 23, 2009, the Court of Appeals of Virginia issued an opinion reversing the circuit court, concluding that the Virginia State Air Pollution Control Board exceeded its statutory authority in the Virginia regulation by prohibiting facilities in non-attainment areas from using allowances acquired by any form of transfer to satisfy the requirements of the CAIR, rather than limiting the prohibition to purchased allowances. On August 4, 2009, the Virginia Court of Appeals denied a request for rehearing filed by the Virginia State Air Pollution Control Board. The Virginia State Air Pollution Control Board may petition the Virginia Supreme Court to review the decision by the Virginia Court of Appeals, and the ruling by the Virginia Court of Appeals has not yet become effective.

Regulation of Greenhouse Gases, including the RGGI. Concern over climate change has led to significant legislative and regulatory efforts at the state and federal level to limit greenhouse gas emissions. One such effort is the RGGI, a multi-state initiative in the Northeast outlining a cap-and-trade program to reduce CO2 emissions from electric generating units with capacity of 25 MW or greater. The RGGI program calls for signatory states, which include Maryland, Massachusetts and New York, to stabilize CO2 emissions to an established baseline from 2009 through 2014, followed by a 2.5% reduction each year from 2015 to 2018.

In 2009, Mirant Americas Generation and Mirant North America expect to produce approximately 14.6 million tons of CO2 at their Maryland, Massachusetts and New York generating facilities. In 2009, Mirant Mid-Atlantic expects to produce approximately 13.3 million tons of CO2 at its Maryland generating facilities. The RGGI regulations require those facilities to obtain allowances to emit CO2 beginning in 2009. No allowances were granted to existing sources of such emissions. Instead, allowances have been made available for such facilities only by purchase through periodic auctions conducted quarterly or through subsequent purchase from a party that holds allowances sold through a quarterly auction process. The Maryland regulations implementing the RGGI, which were amended on May 8, 2009, also provide that if the allowance clearing price reaches or exceeds $7 per ton of CO2 in the auctions of allowances that occur during the first three years, Maryland will withhold the remainder of that year’s allowances from sale in any future auction during that calendar year and make those allowances available by direct sale to generators in Maryland. In this scenario, between 0 and 50% of Maryland’s allowances allocated for sale in that year may be made available for purchase by such generators. Any such allowances made available for each generator to purchase at $7 per ton will be in proportion to each generator’s annual average heat input during specified historical periods as compared to the total average input for all affected Maryland generators in existence at that time. In none of the auctions held to date has the price reached $7 per ton.

The fourth auction of allowances by the RGGI states was held on June 17, 2009. The clearing price for the approximately 30.9 million allowances sold in the auction allocated for use beginning in 2009 was $3.23 per ton. Allowances allocated for use beginning in 2012 were also made available, and the clearing price for the approximately 2.2 million of such allowances sold in the auction was $2.06 per ton. The allowances sold in this auction can be used for compliance in any of the RGGI states. Further auctions will occur quarterly through the end of the first compliance period in 2011, with the next auction scheduled for September 9, 2009.

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

In August 2008, Massachusetts adopted its Global Warming Solutions Act (the “Climate Protection Act”), which establishes a program to reduce greenhouse gas emissions significantly over the next 40 years. Under the Climate Protection Act, the Commonwealth of Massachusetts Department of Environmental Protection has established a reporting and verification system for statewide greenhouse gas emissions, including emissions from generating facilities producing all electricity consumed in Massachusetts, and determined the state’s greenhouse gas emissions level from 1990. The Massachusetts Executive Office of Energy and Environmental Affairs (“MAEEA”) is to establish statewide greenhouse gas emissions limits effective beginning in 2020 that will reduce such emissions from the 1990 levels by a range of 10% to 25% beginning in 2020, with the reduction increasing to 80% below 1990 levels by 2050. In setting these limits, the MAEEA is to consider the potential costs and benefits of various reduction measures, including emissions limits for electric generating facilities, and may consider the use of market-based compliance mechanisms. A violation of the emissions limits established under the Climate Protection Act may result in a civil penalty of up to $25,000 per day. Implementation of the Climate Protection Act could have a material adverse effect on how Mirant Americas Generation and Mirant North America operate their Massachusetts facilities and the costs of operating those facilities.

In April 2009, the Maryland General Assembly passed the Greenhouse Gas Emissions Reduction Act of 2009 (the “Maryland Act”), which will become effective in October 2009. The Maryland Act requires a reduction in greenhouse gas emissions in Maryland by 25% from 2006 levels by 2020. However, this provision of the Maryland Act is only in effect through 2016 unless a subsequent statutory enactment extends its effective period. The Maryland Act requires the MDE to develop a proposed implementation plan to achieve these reductions by the end of 2011 and to adopt a final plan by the end of 2012.

Various bills have been proposed in Congress to govern CO2 emissions from generating facilities. Also, in light of the United States Supreme Court ruling in Massachusetts v. EPA that greenhouse gases fit within the Clean Air Act’s definition of “air pollutant,” the EPA may also promulgate regulations regarding the emission of greenhouse gases. On April 17, 2009, the EPA issued a proposed determination under a portion of the Clean Air Act that regulates vehicles that greenhouse gases in the atmosphere endanger the public’s health and welfare through their contribution to climate change. The EPA has also proposed a rule that would require owners of facilities in many sectors of the economy, including power generation, to report annually to the EPA the quantity and source of greenhouse gas emissions released from those facilities in the preceding year. Neither of these proposals seek to restrict the emission of CO2, but Congress or the EPA will likely take action to regulate CO2 emissions within the next several years. The final form of such regulation will be influenced by political and economic factors and is uncertain at this time. Current proposals include a cap-and-trade system that would require us to purchase allowances for some or all of the CO2 emitted by our generating facilities. Although we expect that market prices for electricity would increase following such regulation and would allow us to recover most of the cost of these allowances, we cannot predict with any certainty the actual increases in costs such regulation could impose upon us or our ability to recover such cost increases through higher market rates for electricity, and such regulation could have a material adverse effect on our consolidated statements of operations, financial position or cash flows. Mirant Americas Generation and Mirant North America expect to produce approximately 16.3 million total tons of CO2 at their generating facilities in 2009. Mirant Mid-Atlantic expects to produce approximately 14.4 million total tons of CO2 at its generating facilities in 2009.

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

Pursuant to SFAS 133, derivative financial instruments are reflected in our consolidated financial statements at fair value, with changes in fair value recognized currently in income unless they qualify for a scope exception. Management considers fair value techniques and valuation adjustments related to credit and liquidity to be critical accounting estimates. These estimates are considered significant because they are highly susceptible to change from period to period and are dependent on many subjective factors. The fair value of derivative financial instruments is included in derivative contract assets and liabilities in our condensed consolidated balance sheets. Transactions that are not accounted for using the fair value model under SFAS 133 are either not derivatives or qualify for a scope exception and are accounted for under accrual accounting. We recognize inception gains and losses, which are transacted at different prices between the bid price and the ask price, immediately in income.

Key Assumptions and Approach Used. Determining the fair value of our derivatives is based largely on observable quoted prices from exchanges and independent brokers in active markets. We think that these prices represent the best available information for valuation purposes. For most delivery locations and tenors where we have positions, we receive multiple independent broker price quotes. If no active market exists, we estimate the fair value of certain derivative financial instruments using price extrapolation, interpolation and other quantitative methods. We have not identified any distressed market conditions that would alter our valuation techniques at June 30, 2009. Fair value estimates involve uncertainties and matters of significant judgment. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report explains the fair value hierarchy. Mirant Americas Generation’s and Mirant North America’s assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 2% of their total assets and less than 1% of their total liabilities measured at fair value at June 30, 2009. Mirant Mid-Atlantic’s assets classified as Level 3 in the fair value hierarchy represented less than 1% of its total assets and its liabilities measured at fair value classified as Level 3 were inconsequential.

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

Asset Impairments

Nature of Estimates Required. We evaluate our long-lived assets, including intangible assets, for impairment in accordance with applicable accounting guidance. The amount of an impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted expected future cash flows attributable to the asset, or, in the case of an asset we expect to sell, as its fair value less costs to sell.

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

The continued decline in natural gas prices has caused power prices to continue to decline over the past year, thereby affecting the energy gross margin earned by our generating facilities. Additionally, the current economic recession and various demand-response programs have resulted in a decrease in the forecasted generation volumes of our generating facilities. On an ongoing basis, we evaluate our long-lived assets for indications of impairment; however, given the remaining useful lives for many of our generating facilities, the total undiscounted cash flows for these generating facilities are more significantly affected by the long-term view of supply and demand than by the short term fluctuations in energy prices and demand. As such, we typically do not consider short term decreases in either energy prices or demand to cause an impairment evaluation.

Key Assumptions and Approach Used. The impairment evaluation is a two-step process, the first of which involves comparing the undiscounted cash flows to the carrying value of the asset. If the carrying value exceeds the undiscounted cash flows, the fair value of the asset must be calculated on a discounted basis. The fair value of an asset is the price that would be received from a sale of the asset in an orderly transaction between market participants at the measurement date. Quoted market prices in active markets are the best evidence of fair value and are used as the basis for the measurement, when available. In the absence of quoted prices for identical or similar assets, fair value is estimated using various internal and external valuation methods. These methods include discounted cash flow analyses and reviewing available information on comparable transactions. The determination of fair value requires management to apply judgment in estimating future capacity and energy prices, environmental and maintenance expenditures and other cash flows. Our estimates of the fair value of the assets include significant assumptions about the timing of future cash flows, remaining useful lives and the selection of a discount rate that reflects the risk inherent in future cash flows.

Mirant Bowline—Based on Mirant Americas Generation’s and Mirant North America’s current five-year forecast, Mirant Bowline is projected to operate at a net loss for the current year and to continue to have operating losses for the next several years. Therefore, Mirant Americas Generation and Mirant North America determined that their 1,139 MW Bowline generating facility should be evaluated for impairment in the second quarter. Mirant Americas Generation’s and Mirant North America’s estimates of the asset’s undiscounted future cash flows for purposes of their impairment analysis required significant judgments related to future property tax assessments of the asset. Mirant Americas Generation’s and Mirant North America’s estimates also included assumptions related to the future capacity and energy revenues their Bowline generating facility is projected to earn. Additionally, Mirant Americas Generation and Mirant North America assumed they would monetize excess emissions allowances by selling them. The sum of the probability weighted undiscounted cash flows through the facility’s estimated remaining useful life of 2027 exceeded the carrying value as of June 30, 2009. As a result, Mirant Americas Generation and Mirant North America did not record an impairment charge for the three and six months ended June 30, 2009. See Note D to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information related to Mirant Americas Generation’s and Mirant North America’s impairment analysis of the Bowline generating facility.

Mirant Canal—Mirant Americas Generation’s and Mirant North America’s 1,126 MW Canal generating facility is located in the lower Southeastern Massachusetts (“SEMA”) load zone in the ISO-NE control area. ISO-NE previously has determined that, at times, it is necessary for the Canal generating facility to operate to meet local reliability criteria for SEMA when it is not economic for the Canal generating facility to operate based upon prevailing market prices. When the Canal facility operates to meet local reliability criteria, Mirant Americas Generation and Mirant North America are compensated at the price they bid into the ISO-NE, pursuant to ISO-NE market rules, rather than at the lower market price.

During the first half of 2009, NSTAR Electric completed two of three planned phases to upgrade the SEMA transmission system. These upgrades are expected to reduce the need for the Canal generating facility to operate to maintain local reliability. The final phase of these transmission upgrades is scheduled to be completed in September 2009. Mirant Americas Generation and Mirant North America are currently evaluating whether an impairment review of Canal is required in light of the effect of the transmission upgrades.

Mirant Potrero—Mirant Americas Generation’s and Mirant North America’s 362 MW Potrero generating facility continues to be subject to an RMR arrangement through 2009, which is renewable annually, based on the CAISO’s local reliability requirements. There are several projects underway in the San Francisco area to increase reliability for the region that once completed are expected to reduce and possibly eliminate the need for the Potrero generating facility to operate for reliability reasons. Among these projects is the TransBay Cable, which is an underwater cable in San Francisco Bay that is expected to decrease the need for generating resources in the City of San Francisco. While the TransBay Cable project has been long planned, it currently is expected to become operational by mid-2010. However, there is still uncertainty as to the timing of the completion of the TransBay cable, and until such time that the cable is operational, Potrero unit 3 will continue to be needed for reliability as determined by the CAISO. Mirant Americas Generation and Mirant North America will continue to monitor developments to assess whether an impairment review is required.

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

Litigation

See Note J to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information related to our legal proceedings.

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

Recently Adopted Accounting Standards

See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information related to our recently adopted accounting standards.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

We are exposed to market risk, primarily associated with commodity prices. We also consider risks associated with interest rates and credit when valuing our derivative financial instruments.

Mirant Americas Generation and Mirant North America

The estimated net fair value of our derivative contract assets and liabilities was a net asset of $898 million at June 30, 2009. The estimated net fair value of our derivative contract assets and liabilities was a net liability of $1.307 billion at June 30, 2008. The following tables provide a summary of the factors affecting the change in fair value of the derivative contract asset and liability accounts for the six months ended June 30, 2009 and 2008, respectively (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of portfolio of assets and liabilities at January 1, 2009	$549	$106	$655
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	217	(80)	137
Roll off of previous values[2]	(197)	(54)	(251)
Purchases, issuances and settlements[3]	283	74	357

Fair value of portfolio of assets and liabilities at June 30, 2009	$852	$46	$898

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of portfolio of assets and liabilities at January 1, 2008[4]	$(133)	$4	$(129)
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	(1,095)	(39)	(1,134)
Roll off of previous values[2]	57	10	67
Purchases, issuances and settlements[3]	(92)	(19)	(111)

Fair value of portfolio of assets and liabilities at June 30, 2008	$(1,263)	$(44)	$(1,307)

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

Mirant Mid-Atlantic

The estimated net fair value of our derivative contract assets and liabilities was a net asset of $772 million at June 30, 2009. The estimated net fair value of our derivative contract assets and liabilities was a net liability of $1.268 billion at June 30, 2008. The following tables provide a summary of the factors affecting the change in fair value of the derivative contract asset and liability accounts for the six months ended June 30, 2009 and 2008, respectively (in millions):

Asset Management
Fair value of portfolio of assets and liabilities at January 1, 2009	$526
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	147
Roll off of previous values[2]	(188)
Purchases, issuances and settlements[3]	287

Fair value of portfolio of assets and liabilities at June 30, 2009	$772

Asset Management
Fair value of portfolio of assets and liabilities at January 1, 2008[4]	$(150)
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	(1,073)
Roll off of previous values[2]	66
Purchases, issuances and settlements[3]	(111)

Fair value of portfolio of assets and liabilities at June 30, 2008	$(1,268)

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

The tables above do not include long-term coal agreements that are not required to be recorded at fair value under SFAS 133. As such, these contracts are not included in derivative contract assets and liabilities in the accompanying condensed consolidated balance sheets. As of June 30, 2009, these coal agreements had an estimated net fair value of approximately $(186) million. See “Long-Term Coal Agreement Risk” for further discussion later in this section.

We did not elect the fair value option for any financial instruments under SFAS 159. However, we do transact using derivative financial instruments, which are required to be recorded at fair value under SFAS 133 in our unaudited condensed consolidated balance sheets.

Counterparty Credit Risk

The valuation of our derivative contract assets is affected by the default risk of the counterparties with which we transact. Mirant Americas Generation and Mirant North America recognized a reserve, which is reflected as a reduction of their derivative contract assets, related to counterparty credit risk of $25 million and $52 million at June 30, 2009 and December 31, 2008, respectively. Mirant Mid-Atlantic recognized a reserve, which is reflected as a reduction of its derivative contract assets, related to counterparty credit risk of $24 million and $51 million at June 30, 2009 and December 31, 2008, respectively.

We have historically calculated the credit reserve for all of our derivative contract assets considering our current exposure, net of the effect of credit enhancements, and potential loss exposure from the financial commitments in our risk management portfolio, and applied historical default probabilities using current credit ratings of our counterparties. In accordance with SFAS 157, we calculate the credit reserve through consideration of observable market inputs, when available. Our non-collateralized power hedges entered into by Mirant Mid-Atlantic with our major trading partners, which represent 65% of the net notional position for Mirant Americas Generation and Mirant North America and 68% of the net notional position for Mirant Mid-Atlantic at June 30, 2009, are senior unsecured obligations of Mirant Mid-Atlantic and the counterparties, and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. We calculate a credit reserve using published spreads on credit default swaps for our counterparties applied to our current exposure and potential loss exposure from the financial commitments in our risk management portfolio. Potential loss exposure is calculated as our current exposure plus a calculated VaR over the remaining life of the contracts. We apply a similar approach to calculate the fair value of our coal contracts that are not included in derivative contract assets and liabilities in the condensed consolidated balance sheets and which also do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in coal prices. We do not, however, transact in credit default swaps or any other credit derivative. An increase of 10% in the spread of credit default swaps of our major trading partners for our non-collateralized power hedges entered into by Mirant Mid-Atlantic would result in an increase of $2 million in the credit reserve of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic as of June 30, 2009. An increase of 10% in the spread of credit default swaps of our coal suppliers would result in an increase of less than $1 million in the credit reserve of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic related to long-term coal agreements that are not included in derivative contract assets and liabilities in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2009.

The default risk for the remainder of the portfolio is generally offset by cash collateral or other credit enhancements. For the remainder of our risk management portfolio, we use published historical default probabilities to calculate a credit reserve applied to our current exposure, net of the effect of credit enhancements, and potential loss exposure from the financial commitments. Potential loss exposure is calculated as our current exposure plus a calculated five-day VaR. An increase in counterparty credit risk could affect the ability of our counterparties to deliver on their obligations to us. As a result, we may require our counterparties to post additional collateral or provide other credit enhancements. A downgrade of one notch in the average credit rating of our counterparties in this portion of the portfolio would result in an increase of $1 million in the credit reserve of Mirant Americas Generation and Mirant North America and no change in the credit reserve of Mirant Mid-Atlantic as of June 30, 2009. For Mirant Mid-Atlantic, the potential loss exposure does not include the effect of a credit downgrade on exposure with affiliates.

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

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic Credit Risk

In valuing our derivative contract liabilities, we apply a valuation adjustment for non-performance, which is based on the probability of our default. We determine this non-performance adjustment value by multiplying our liability exposure, including outstanding balances for realized transactions, unrealized transactions and the effect of credit enhancements, by the one-year probability of our default based on the current credit ratings of the Companies. The one-year probability of default rate considers the tenor of our portfolio and the correlation of default between counterparties within our industry. The Companies non-performance adjustments related to their credit risk at June 30, 2009, were immaterial. A downgrade of one notch in the credit ratings of the Companies would have an immaterial effect on Mirant Americas Generation’s, Mirant North America’s or Mirant Mid-Atlantic’s unaudited condensed consolidated statement of operations as of June 30, 2009.

Broker Quotes

In determining the fair value of our derivative contract assets and liabilities, we use third-party market pricing where available. We consider active markets to be those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Our transactions in Level 1 of the fair value hierarchy primarily consist of natural gas and crude oil futures traded on the NYMEX and swaps cleared against NYMEX prices. For these transactions, we use the unadjusted published settled prices on the valuation date. Our transactions in Level 2 of the fair value hierarchy typically include non-exchange-traded derivatives such as OTC forwards, swaps and options. We value these transactions using quotes from independent brokers or other widely accepted valuation methodologies. Transactions are classified in Level 2 if substantially all (greater than 90%) of the fair value can be corroborated using observable market inputs such as transactable broker quotes. In accordance with the exit price objective under SFAS 157, the fair value of our derivative contract assets and liabilities is determined using bid prices for our assets and ask prices for liabilities. The quotes that we obtain from brokers are non-binding in nature, but are from brokers that typically transact in the market being quoted and are based on their knowledge of market transactions on the valuation date. We typically obtain multiple broker quotes on the valuation date for each delivery location that extend for the tenor of our underlying contracts. The number of quotes that we can obtain depends on the relative liquidity of the delivery location on the valuation date. If multiple broker quotes are received for a contract, we use an average of the quoted bid or ask prices. If only one broker quote is received for a delivery location and it cannot be validated through other external sources, we will assign the quote to a lower level within the fair value hierarchy. In some instances, we may combine broker quotes for a liquid delivery hub with broker quotes for the price spread between the liquid delivery hub and the delivery location under the contract. We also may apply interpolation techniques to value monthly strips if broker quotes are only available on a seasonal or annual basis. We perform validation procedures on the broker quotes at least on a monthly basis. The validation procedures include reviewing the quotes for accuracy and comparing them to our internal price curves. In certain instances, we may discard a broker quote if it is a clear outlier and multiple other quotes are obtained. At June 30, 2009, the Companies obtained broker quotes for 100% of their delivery locations classified in Level 2 of the fair value hierarchy.

Inactive markets are considered those markets with few transactions, non-current pricing or prices that vary over time or among market makers. Our transactions in Level 3 of the fair value hierarchy may involve transactions whereby observable market data, such as broker quotes, are not available for substantially all of the tenor of the contract or we are only able to obtain indicative broker quotes that cannot be corroborated by observable market data. In such cases, we may apply valuation techniques such as extrapolation to determine fair value. Proprietary models may also be used to determine the fair value of certain of our derivative contract assets and liabilities that may be structured or otherwise tailored. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. At June 30, 2009, Mirant Americas Generation’s and Mirant North America’s assets and liabilities classified as Level 3 in the fair value hierarchy represented approximately 2% of their total assets and less than 1% of their total liabilities measured at fair value. At June 30, 2009, Mirant Mid-Atlantic’s assets classified as Level 3 in the fair value hierarchy represented less than 1% of its total assets. At June 30, 2009, Mirant Mid-Atlantic’s liabilities measured at fair value classified as Level 3 were inconsequential. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further explanation of the fair value hierarchy.

Interest Rate Risk

Fair Value Measurement

We are also subject to interest rate risk when determining the fair value of our derivative contract assets and liabilities. The nominal value of our derivative contract assets and liabilities is also discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of our transactions. An increase of 100 basis points in the average LIBOR rate would result in a decrease of $3 million to Mirant Americas Generation’s and Mirant North America’s derivative contract assets and a decrease of $2 million to Mirant Americas Generation’s and Mirant North America’s derivative contract liabilities at June 30, 2009. An increase of 100 basis points in the average LIBOR rate would result in a decrease of $2 million to Mirant Mid-Atlantic’s derivative contract assets and a decrease of $1 million to Mirant Mid-Atlantic’s derivative contract liabilities at June 30, 2009.

Debt (Mirant Americas Generation and Mirant North America)

Our debt that is subject to variable interest rates consists of the Mirant North America senior secured term loan and senior secured revolving credit facility. If both were fully drawn, the amount subject to variable interest rates would be approximately $1.1 billion and a 1% per annum increase in the average market rate would result in an increase in our annual interest expense of approximately $11 million.

Long-Term Coal Agreement Risk

As noted above, the credit concentration table excludes amounts related to contracts classified as normal purchases/normal sales, including our long-term coal agreements. We have non-performance risk associated with these agreements. There is risk that our coal suppliers may not provide the contractual quantities on the dates specified within the agreements or the deliveries may be carried over to future periods. If our coal suppliers do not perform in accordance with the agreements, we may have to procure coal in the market to meet our needs, or power in the market to meet our obligations. In addition, a number of the coal suppliers do not currently have an investment grade credit rating and, accordingly, we may have limited recourse to collect damages in the event of default by a supplier. We seek to mitigate this risk through diversification of coal suppliers and through guarantees. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers. Non-performance or default risk by our coal suppliers could have a material adverse effect on our future results of operations, financial condition and cash flows.

For a further discussion of market risks, our risk management policy and our use of VaR to measure some of these risks, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Annual Report on Form 10-K.

Item 4.	Controls and Procedures (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2009. Based upon this assessment, our management concluded that, as of June 30, 2009, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There have been no changes in the Companies’ internal control over financial reporting that have occurred during the six month period ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Companies’ internal control over financial reporting.

PART II

Item 1.	Legal Proceedings (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

See Note J to our unaudited condensed consolidated financial statements contained elsewhere in this report for discussion of the material legal proceedings to which we are a party.

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

Mirant Americas Generation, LLC

Date: August 10, 2009	By:	/s/ THOMAS E. LEGRO
Thomas E. Legro
Senior Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mirant North America, LLC

Date: August 10, 2009	By:	/s/ THOMAS E. LEGRO
Thomas E. Legro
Senior Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mirant Mid-Atlantic, LLC

Date: August 10, 2009	By:	/s/ THOMAS E. LEGRO
Thomas E. Legro
Senior Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)