Form 10-Q
period 2009-09-30
MIRANT MID ATLANTIC LLC; MIRANT AMERICAS GENERATION LLC; Mirant North America, LLC
filed 2009-11-06
CIK 1138258, 1140761, 1364085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

i

Mirant Americas Energy Marketing—Mirant Americas Energy Marketing, LP.

Mirant Bowline—Mirant Bowline, LLC.

Mirant California—Mirant California, LLC.

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

Mirant Services—Mirant Services, LLC.

Mirant Texas—Mirant Texas, LP, which owned the Bosque generating facility, sold by Mirant North America in the second quarter of 2007.

Mirant Zeeland—Mirant Zeeland, LLC sold by Mirant North America in the second quarter of 2007.

MW—Megawatt.

MWh—Megawatt hour.

Net Capacity Factor—Actual production of electricity as a percentage of net dependable capacity to produce electricity.

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

ii

Power Sale, Fuel Supply and Services Agreement—Power sale, fuel supply and services agreement with Mirant Americas Energy Marketing, effective January 3, 2006.

PPA—Power purchase agreement.

Reserve Margin—Excess capacity over peak demand.

RGGI—Regional Greenhouse Gas Initiative.

RMR—Reliability-must-run.

RTO—Regional Transmission Organization.

Securities Act—Securities Act of 1933, as amended.

SO2—Sulfur dioxide.

Spark Spread—The difference between the price received for electricity generated compared to the market price of the natural gas required to produce the electricity.

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

•

increased credit standards, margin requirements, market volatility or other market conditions that could increase the obligations of Mirant Americas Generation, Mirant North America and affiliates of Mirant Mid-Atlantic to post collateral beyond amounts that are expected, including additional collateral costs associated with OTC hedging activities as a result of proposed OTC regulation;

•

our inability to access effectively the OTC and exchange-based commodity markets or changes in commodity market conditions and liquidity, including as a result of proposed OTC regulation, which may affect our ability to engage in asset management and, for Mirant Americas Generation and Mirant North America, proprietary trading and fuel oil management activities as expected, or result in material gains or losses from open positions;

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

•	the failure to utilize new or advancements in power generation technologies;

•	the inability of Mirant Americas Generation’s and Mirant North America’s operating subsidiaries to generate sufficient cash flow to support their operations;

•	our and our affiliates’ ability to borrow additional funds and access capital markets;

•	strikes, union activity or labor unrest;

•	our ability to obtain or develop capable leaders and our ability to retain or replace the services of key employees;

•	weather and other natural phenomena, including hurricanes and earthquakes;

•	the cost and availability of emissions allowances;

•	curtailment of operations and reduced prices for electricity resulting from transmission constraints;

•

our inability to complete construction of our emissions reduction equipment by January 2010 to meet the requirements of the Maryland Healthy Air Act, which may result in reduced unit operations and reduced cash flows and revenues from operations;

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

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating revenues (including unrealized gains (losses) of $(193) million, $1.438 billion, $18 million and $225 million, respectively)	$454	$2,172	$1,828	$2,081

Cost of fuel, electricity and other products—nonaffiliate (including unrealized (gains) losses of $(19) million, $43 million, $(48) million and $7 million, respectively)	160	359	577	761
Cost of fuel, electricity and other products—affiliate (including unrealized (gains) losses of $0, $0, $0 and $0, respectively)	2	1	6	5

Total cost of fuel, electricity and other products	162	360	583	766

Gross Margin (excluding depreciation and amortization)	292	1,812	1,245	1,315

Operating Expenses:
Operations and maintenance—nonaffiliate	77	80	258	286
Operations and maintenance—affiliate	73	67	210	213
Depreciation and amortization	36	33	104	102
Impairment losses	14	—	14	—
Gain on sales of assets, net	(3)	(10)	(20)	(26)

Total operating expenses, net	197	170	566	575

Operating Income	95	1,642	679	740

Other Expense (Income), net:
Interest expense	33	46	105	146
Interest income	—	(4)	(1)	(15)
Other, net	(1)	3	—	9

Total other expense, net	32	45	104	140

Net Income	$63	$1,597	$575	$600

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30, 2009	At December 31, 2008
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$593	$354
Funds on deposit	182	196
Receivables—nonaffiliate	492	742
Receivables—affiliate	2	1
Derivative contract assets	2,001	2,582
Inventories	255	238
Prepaid rent and other payments	129	120

Total current assets	3,654	4,233

Property, Plant and Equipment, net	3,588	3,192

Noncurrent Assets:
Intangible assets, net	174	195
Derivative contract assets	637	585
Prepaid rent	287	258
Debt issuance costs, net	31	38
Other	37	51

Total noncurrent assets	1,166	1,127

Total Assets	$8,408	$8,552

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$40	$45
Accounts payable and accrued liabilities	720	813
Payable to affiliate	36	34
Derivative contract liabilities	1,650	2,268
Other	14	22

Total current liabilities	2,460	3,182

Noncurrent Liabilities:
Long-term debt, net of current portion	2,592	2,630
Derivative contract liabilities	266	244
Other	47	112

Total noncurrent liabilities	2,905	2,986

Commitments and Contingencies
Member’s Equity:
Member’s interest	3,319	2,729
Preferred stock in affiliate	(276)	(345)

Total member’s equity	3,043	2,384

Total Liabilities and Member’s Equity	$8,408	$8,552

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate	Total Member’s Equity
	(in millions)
Balance, December 31, 2008	$2,729	$(345)	$2,384
Net income	575	—	575
Amortization of discount on preferred stock in affiliate	15	(15)	—
Redemption of preferred stock	—	84	84

Balance, September 30, 2009	$3,319	$(276)	$3,043

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Cash Flows from Operating Activities:
Net income	$575	$600

Adjustments to reconcile net income and changes in other operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	111	109
Impairment losses	14	—
Gain on sales of assets, net	(20)	(26)
Unrealized gains on derivative contracts, net	(66)	(218)
Lower of cost or market inventory adjustments	29	8
Other, net	—	9
Funds on deposit	21	69
Changes in other operating assets and liabilities	13	62

Total adjustments	102	13

Net cash provided by operating activities of continuing operations	677	613
Net cash provided by operating activities of discontinued operations	—	1

Net cash provided by operating activities	677	614

Cash Flows from Investing Activities:
Capital expenditures	(500)	(462)
Proceeds from the sales of assets	21	26
Restricted deposit payments and other	—	(34)

Net cash used in investing activities of continuing operations	(479)	(470)
Net cash provided by investing activities of discontinued operations	—	18

Net cash used in investing activities	(479)	(452)

Cash Flows from Financing Activities:
Redemption of preferred stock	84	31
Repayment of long-term debt—nonaffiliate	(43)	(340)
Repayment of debt—affiliate	—	(6)
Capital contributions	—	210
Distribution to member	—	(187)

Net cash provided by (used in) financing activities	41	(292)

Net Increase (Decrease) in Cash and Cash Equivalents	239	(130)
Cash and Cash Equivalents, beginning of period	354	698

Cash and Cash Equivalents, end of period	$593	$568

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$64	$96

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating revenues (including unrealized gains (losses) of $(193) million, $1.438 billion, $18 million and $225 million, respectively)	$454	$2,172	$1,828	$2,081

Cost of fuel, electricity and other products—nonaffiliate (including unrealized (gains) losses of $(19) million, $43 million, $(48) million and $7 million, respectively)	160	359	577	761
Cost of fuel, electricity and other products—affiliate (including unrealized (gains) losses of $0, $0, $0 and $0, respectively)	2	1	6	5

Total cost of fuel, electricity and other products	162	360	583	766

Gross Margin (excluding depreciation and amortization)	292	1,812	1,245	1,315

Operating Expenses:
Operations and maintenance—nonaffiliate	77	80	258	286
Operations and maintenance—affiliate	73	67	210	213
Depreciation and amortization	36	33	104	102
Impairment losses	14	—	14	—
Gain on sales of assets, net	(3)	(10)	(20)	(26)

Total operating expenses, net	197	170	566	575

Operating Income	95	1,642	679	740

Other Expense (Income), net:
Interest expense	2	13	14	42
Interest income—nonaffiliate	—	(4)	(1)	(15)
Interest income—affiliate	—	—		(1)
Other, net	(1)	1	—	1

Total other expense, net	1	10	13	27

Net Income	$94	$1,632	$666	$713

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30, 2009	At December 31, 2008
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$574	$354
Funds on deposit	182	196
Receivables—nonaffiliate	492	742
Receivables—affiliate	11	10
Notes receivables—affiliate	93	93
Derivative contract assets	2,001	2,582
Inventories	255	238
Prepaid rent and other payments	129	120

Total current assets	3,737	4,335

Property, Plant and Equipment, net	3,585	3,189

Noncurrent Assets:
Intangible assets, net	174	195
Derivative contract assets	637	585
Prepaid rent	287	258
Debt issuance costs, net	25	32
Other	37	51

Total noncurrent assets	1,160	1,121

Total Assets	$8,482	$8,645

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$40	$45
Accounts payable and accrued liabilities	666	789
Payable to affiliate	36	34
Derivative contract liabilities	1,650	2,268
Other	14	22

Total current liabilities	2,406	3,158

Noncurrent Liabilities:
Long-term debt, net of current portion	1,210	1,248
Derivative contract liabilities	266	244
Other	47	112

Total noncurrent liabilities	1,523	1,604

Commitments and Contingencies
Member’s Equity:
Member’s interest	4,689	4,094
Preferred stock in affiliate	(136)	(211)

Total member’s equity	4,553	3,883

Total Liabilities and Member’s Equity	$8,482	$8,645

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate	Total Member’s Equity
	(in millions)
Balance, December 31, 2008	$4,094	$(211)	$3,883
Net income	666	—	666
Amortization of discount on preferred stock in affiliate	9	(9)	—
Redemption of preferred stock	—	84	84
Distribution to member	(80)	—	(80)

Balance, September 30, 2009	$4,689	$(136)	$4,553

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Cash Flows from Operating Activities:
Net income	$666	$713

Adjustments to reconcile net income and changes in other operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	110	108
Impairment losses	14	—
Gain on sales of assets, net	(20)	(26)
Unrealized gains on derivative contracts, net	(66)	(218)
Lower of cost or market inventory adjustments	29	8
Other, net	—	8
Funds on deposit	21	69
Changes in other operating assets and liabilities	(16)	32

Total adjustments	72	(19)

Net cash provided by operating activities of continuing operations	738	694
Net cash provided by operating activities of discontinued operations	—	1

Net cash provided by operating activities	738	695

Cash Flows from Investing Activities:
Capital expenditures	(500)	(462)
Proceeds from the sales of assets	21	26
Restricted deposit payments and other	—	(34)

Net cash used in investing activities of continuing operations	(479)	(470)
Net cash provided by investing activities of discontinued operations	—	18

Net cash used in investing activities	(479)	(452)

Cash Flows from Financing Activities:
Redemption of preferred stock	84	31
Repayment of long-term debt—nonaffiliate	(43)	(140)
Repayment of debt—affiliate	—	(20)
Distribution to member	(80)	(261)
Settlement of member’s obligations pursuant to the Plan	—	(1)

Net cash used in financing activities	(39)	(391)

Net Increase (Decrease) in Cash and Cash Equivalents	220	(148)
Cash and Cash Equivalents, beginning of period	354	697

Cash and Cash Equivalents, end of period	$574	$549

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$4	$23

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Operating revenues—nonaffiliate (including unrealized gains (losses) of $(44) million, $944 million, $101 million and $140 million, respectively)	$27	$912	$293	$74
Operating revenues—affiliate (including unrealized gains (losses) of $(82) million, $380 million, $11 million and $60 million, respectively)	317	887	1,114	1,336

Total operating revenues	344	1,799	1,407	1,410

Cost of fuel, electricity and other products—nonaffiliate (including unrealized (gains) losses of $0, $0, $0 and $0, respectively)	5	5	15	15
Cost of fuel, electricity and other products—affiliate (including unrealized (gains) losses of $(2) million, $6 million, $(7) million and $0, respectively)	126	165	415	407

Total cost of fuel, electricity and other products	131	170	430	422

Gross Margin (excluding depreciation and amortization)	213	1,629	977	988

Operating Expenses:
Operations and maintenance—nonaffiliate	56	53	173	176
Operations and maintenance—affiliate	48	43	137	130
Depreciation and amortization	25	23	73	67
Gain on sales of assets, net	(2)	(7)	(12)	(9)

Total operating expenses, net	127	112	371	364

Operating Income	86	1,517	606	624

Other Expense (Income), net:
Interest expense	—	1	2	3
Interest income	—	—	—	(3)
Other, net	—	—	—	1

Total other expense, net	—	1	2	1

Net Income	$86	$1,516	$604	$623

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30, 2009	At December 31, 2008
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$300	$125
Funds on deposit	11	3
Receivables—nonaffiliate	27	16
Receivables—affiliate	207	211
Derivative contract assets—nonaffiliate	168	87
Derivative contract assets—affiliate	626	603
Inventories	120	129
Prepaid rent	96	96
Other	13	9

Total current assets	1,568	1,279

Property, Plant and Equipment, net	2,986	2,622

Noncurrent Assets:
Goodwill, net	799	799
Other intangible assets, net	140	144
Derivative contract assets—nonaffiliate	364	314
Derivative contract assets—affiliate	169	172
Prepaid rent	287	258
Other	23	32

Total noncurrent assets	1,782	1,719

Total Assets	$6,336	$5,620

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$4	$3
Accounts payable and accrued liabilities	61	118
Payable to affiliate	171	143
Derivative contract liabilities—nonaffiliate	2	—
Derivative contract liabilities—affiliate	516	485
Contract retention liability	106	1
Other	6	20

Total current liabilities	866	770

Noncurrent Liabilities:
Long-term debt, net of current portion	22	25
Derivative contract liabilities—nonaffiliate	30	1
Derivative contract liabilities—affiliate	134	164
Contract retention liability	—	64
Other	13	13

Total noncurrent liabilities	199	267

Commitments and Contingencies
Member’s Equity:
Member’s interest	5,407	4,794
Preferred stock in affiliate	(136)	(211)

Total member’s equity	5,271	4,583

Total Liabilities and Member’s Equity	$6,336	$5,620

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate	Total Member’s Equity
	(in millions)
Balance, December 31, 2008	$4,794	$(211)	$4,583
Net income	604	—	604
Amortization of discount on preferred stock in affiliate	9	(9)	—
Redemption of preferred stock	—	84	84

Balance, September 30, 2009	$5,407	$(136)	$5,271

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(in millions)
Cash Flows from Operating Activities:
Net income	$604	$623

Adjustments to reconcile net income and changes in other operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	73	67
Gain on sales of assets, net	(12)	(9)
Unrealized gains on derivative contracts, net	(119)	(200)
Lower of cost or market inventory adjustments	28	1
Funds on deposit	—	2
Changes in other operating assets and liabilities	(45)	10

Total adjustments	(75)	(129)

Net cash provided by operating activities	529	494

Cash Flows from Investing Activities:
Capital expenditures	(448)	(409)
Proceeds from the sales of assets	12	4
Restricted deposit payments and other	—	(34)

Net cash used in investing activities	(436)	(439)

Cash Flows from Financing Activities:
Redemption of preferred stock	84	31
Repayment of long-term debt—nonaffiliate	(2)	(1)
Capital contributions	—	232
Distribution to member	—	(325)
Other	—	(1)

Net cash provided by (used in) financing activities	82	(64)

Net Increase (Decrease) in Cash and Cash Equivalents	175	(9)
Cash and Cash Equivalents, beginning of period	125	242

Cash and Cash Equivalents, end of period	$300	$233

Supplemental Cash Flow Disclosures:
Cash paid for interest	$2	$2

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

A.	Description of Business and Accounting and Reporting Policies (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

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

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic have a number of service agreements for labor and administrative services with Mirant Services. See Note F for further discussion of arrangements with these related parties.

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

The Companies evaluate events that occur after their balance sheet date but before their financial statements are issued for potential recognition or disclosure. Based on their evaluations, as of November 5, 2009, the Companies determined that there were no material subsequent events for recognition or disclosure other than those disclosed herein.

In preparing Mirant Americas Generation’s and Mirant North America’s unaudited condensed consolidated financial statements for the three months ended March 31, 2009, management discovered that the amounts previously disclosed for cash paid for interest and cash paid for interest, net of amount capitalized were overstated for each interim period in 2008. For the three and nine months ended September 30, 2008, Mirant Americas Generation’s and Mirant North America’s cash paid for interest was overstated by approximately $4 million and $27 million, respectively. The Capitalization of Interest Cost discussed later in Note A has been adjusted to reflect the immaterial correction of these misstatements. For the nine months ended September 30, 2008, cash paid for interest, net of amounts capitalized was overstated by approximately $27 million. The supplemental cash flow disclosure for the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2008, has been adjusted to reflect the immaterial correction of this misstatement. The misstatement of cash paid for interest and cash paid for interest, net of amount capitalized had no effect on Mirant Americas Generation’s and Mirant North America’s cash and cash equivalents, net income or member’s equity.

Inventories

Inventories consist primarily of fuel oil, coal, materials and supplies, and purchased emissions allowances. Inventory is generally stated at the lower of cost or market value. Fuel stock is removed from the inventory account as it is used in the generation of electricity. Materials and supplies are removed from the inventory account on a weighted average cost basis when they are used for repairs, maintenance or capital projects. The cost of purchased emissions allowances is also computed on a weighted average cost basis. Purchased emissions allowances are removed from inventory and charged to cost of fuel, electricity and other products in the Companies’ accompanying unaudited condensed consolidated statements of operations as they are utilized for emissions volumes.

Inventories were comprised of the following (in millions):

Mirant Americas Generation and Mirant North America

	At September 30, 2009	At December 31, 2008
Fuel stock:
Fuel oil	$125	$113
Coal	53	43
Other	1	1
Materials and supplies	66	63
Purchased emissions allowances	10	18

Total inventories	$255	$238

For the nine months ended September 30, 2009, Mirant Americas Generation and Mirant North America recognized lower of cost or market inventory adjustments of $29 million, primarily related to coal inventory.

Mirant Mid-Atlantic

	At September 30, 2009	At December 31, 2008
Fuel stock:
Fuel oil	$23	$25
Coal	53	43
Other	1	1
Materials and supplies	43	41
Purchased emissions allowances	—	19

Total inventories	$120	$129

For the nine months ended September 30, 2009, Mirant Mid-Atlantic recognized lower of cost or market inventory adjustments of $28 million, primarily related to coal inventory.

Impairment of Long-Lived Assets (Mirant Americas Generation and Mirant North America)

The Companies evaluate long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluations are performed in accordance with the accounting guidance related to evaluating long-lived assets for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. In the second quarter of 2009, Mirant Americas Generation and Mirant North America evaluated the Bowline generating facility for impairment. In the third quarter of 2009, Mirant Americas Generation and Mirant North America also evaluated the Potrero generating facility and certain of its intangible assets for impairment. See Note C for further discussion.

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

For the three and nine months ended September 30, 2009 and 2008, Mirant Americas Generation and Mirant North America incurred the following interest costs on debt to nonaffiliates (in millions):

Mirant Americas Generation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total interest costs	$53	$58	$158	$181
Capitalized and included in property, plant and equipment, net	(20)	(12)	(53)	(35)

Interest expense	$33	$46	$105	$146

The amounts of capitalized interest above include interest accrued. For the three and nine months ended September 30, 2009, cash paid for interest was $3 million and $99 million, respectively, of which $2 million and $35 million, respectively, were capitalized. For the three and nine months ended September 30, 2008, cash paid for interest was $6 million and $123 million, respectively, of which $4 million and $27 million, respectively, were capitalized.

Mirant North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total interest costs	$22	$25	$67	$77
Capitalized and included in property, plant and equipment, net	(20)	(12)	(53)	(35)

Interest expense	$2	$13	$14	$42

The amounts of capitalized interest above include interest accrued. For the three and nine months ended September 30, 2009, cash paid for interest was $2 million and $39 million, respectively, of which $2 million and $35 million, respectively, were capitalized. For the three and nine months ended September 30, 2008, cash paid for interest was $5 million and $50 million, respectively, of which $4 million and $27 million, respectively, were capitalized.

Recently Adopted Accounting Guidance

In December 2007, the FASB issued revised guidance related to accounting for business combinations. This guidance requires an acquirer of a business to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values. The guidance also requires disclosure of information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination. Additionally, the guidance requires that acquisition-related costs be expensed as incurred. The provisions of this guidance became effective for acquisitions completed on or after January 1, 2009; however, the income tax considerations included in the guidance were effective as of that date for all acquisitions, regardless of the acquisition date. The Companies adopted this accounting guidance on January 1, 2009, and the adoption had no effect on the Companies’ consolidated statements of operations, financial position or cash flows.

On February 12, 2008, the FASB issued guidance related to fair value measurements, which deferred the effective date of fair value measurements for one year for certain nonfinancial assets and liabilities, with the exception of those nonfinancial assets and liabilities that are recognized or disclosed on a recurring basis (at least annually). The Companies’ non-recurring nonfinancial assets and liabilities that could be measured at fair value in the Companies’ unaudited condensed consolidated financial statements include long-lived asset impairments and the initial recognition of asset retirement obligations. The Companies adopted the guidance related to fair value measurements for non-recurring nonfinancial assets and liabilities on January 1, 2009, and the adoption had no effect on the Companies’ consolidated statements of operations, financial position or cash flows. The Companies incorporated the recognition and disclosure provisions related to fair value measurements for non-recurring nonfinancial assets and liabilities, when applicable. See Note C for these disclosures.

On March 19, 2008, the FASB issued guidance that enhances the required disclosures for derivative instruments and hedging activities. The Companies utilize derivative financial instruments to manage their exposure to commodity price risks and for Mirant Americas Generation’s and Mirant North America’s proprietary trading and fuel oil management activities. The Companies adopted this guidance on January 1, 2009. See Note B for these disclosures.

On April 9, 2009, the FASB issued guidance that requires disclosures about the fair value of financial instruments in interim financial statements. These fair value disclosures were effective for interim periods ending after June 15, 2009. The Companies adopted this accounting guidance for their disclosures of the fair value of financial instruments for the quarter ended June 30, 2009, and the adoption had no effect on the Companies’ consolidated statements of operations, financial position or cash flows. See “Fair Value of Other Financial Instruments” in Note B for these disclosures.

On April 9, 2009, the FASB issued guidance which provides additional direction on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. Under distressed market conditions, the Companies need to weigh all available evidence in determining whether a transaction occurred in an orderly market. This guidance requires additional judgment by the Companies when determining the fair value of derivative contracts in the current economic environment. The Companies adopted this accounting guidance for their fair value measurements for the quarter ended June 30, 2009, and the adoption did not have a material effect on the Companies’ consolidated statements of operations, financial position or cash flows.

On May 28, 2009, the FASB issued guidance which requires the Companies to disclose the date through which they have evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. This guidance defines two types of subsequent events; recognized and non-recognized events, with recognized events reflecting conditions that existed as of the balance sheet date. Subsequent event disclosure is effective for interim periods ending after June 15, 2009. The Companies adopted the subsequent event disclosure requirements for the quarter ended June 30, 2009, and the adoption had no effect on the Companies’ consolidated statements of operations, financial position or cash flows.

On July 1, 2009, the FASB issued guidance which codified all authoritative nongovernmental GAAP into a single source. This guidance is effective for interim and annual periods ending after September 15, 2009. The codified guidance supersedes all existing accounting standards, but does not change the contents of those standards. The Companies adopted this accounting guidance for the quarter ended September 30, 2009, and the Companies changed their references to accounting literature to conform to the codified source of authoritative nongovernmental GAAP.

On August 27, 2009, the FASB issued updated guidance for measuring the fair value of liabilities. The guidance clarifies that a quoted price for the identical liability in an active market is the best evidence of fair value for that liability, and in the absence of a quoted market price, the liability may be measured at fair value at the amount that the Companies would receive as proceeds if they were to issue that liability at the measurement date. The Companies adopted this accounting guidance for their fair value measurements of liabilities for the quarter ended September 30, 2009, and the adoption did not have a material effect on the Companies’ consolidated statements of operations, financial position or cash flows.

B.	Financial Instruments (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

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

Changes in the fair value and settlements of derivative financial instruments used to hedge electricity economically are reflected in operating revenue, and changes in the fair value and settlements of derivative financial instruments used to hedge fuel economically are reflected in cost of fuel, electricity and other products in the accompanying unaudited condensed consolidated statements of operations. Most of Mirant Americas Generation’s and Mirant North America’s long-term coal agreements are not required to be recorded at fair value under the accounting guidance for derivative financial instruments. As such, these contracts are not included in derivative contract assets and liabilities in the accompanying condensed consolidated balance sheets and are not included in the tables below. Changes in the fair value and settlements of derivative contracts for trading activities, comprised of proprietary trading and fuel oil management, are recorded on a net basis as operating revenue in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2009, the Companies do not have any derivative financial instruments for which hedge accounting has been elected.

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

Mirant Americas Generation and Mirant North America

The following table presents the fair value of derivative financial instruments related to commodity price risk (in millions):

		Fair Value at
Commodity Derivative Contracts	Balance Sheet Location	September 30, 2009	December 31, 2008
Asset management	Derivative contract assets	$1,410	$1,285
Trading activities	Derivative contract assets	1,228	1,882

Total derivative contract assets		2,638	3,167

Asset management	Derivative contract liabilities	(724)	(736)
Trading activities	Derivative contract liabilities	(1,192)	(1,776)

Total derivative contract liabilities		(1,916)	(2,512)

Asset management, net		686	549
Trading activities, net		36	106

Total derivative contracts, net		$722	$655

The following tables present the net gains (losses) for derivative financial instruments recognized in income in the unaudited condensed consolidated statements of operations (in millions):

Commodity Derivative Contracts	Location of Net Gains (Losses) Recognized in Income	Amount of Net Gains (Losses) Recognized in Income for the Three Months Ended
		September 30, 2009			September 30, 2008
		Realized	Unrealized	Total	Realized	Unrealized	Total
Asset management	Operating revenues	$292	$(169)	$123	$(57)	$1,368	$1,311
Trading activities	Operating revenues	32	(24)	8	9	70	79
Asset management	Cost of fuel, electricity and other products	(25)	19	(6)	(15)	(43)	(58)

Total		$299	$(174)	$125	$(63)	$1,395	$1,332

Commodity Derivative Contracts	Location of Net Gains (Losses) Recognized in Income	Amount of Net Gains (Losses) Recognized in Income for the Nine Months Ended
		September 30, 2009			September 30, 2008
		Realized	Unrealized	Total	Realized	Unrealized	Total
Asset management	Operating revenues	$619	$91	$710	$(167)	$204	$37
Trading activities	Operating revenues	106	(73)	33	(10)	21	11
Asset management	Cost of fuel, electricity and other products	(69)	48	(21)	2	(7)	(5)

Total		$656	$66	$722	$(175)	$218	$43

The following table presents the notional quantity on long (short) positions for derivative financial instruments on a gross and net basis at September 30, 2009 (in equivalent MWh):

	Notional Quantity
	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Type:
Power[1]	(100)	56	(44)
Natural gas	15	(15)	—
Fuel oil	1	(2)	(1)
Coal	1	(1)	—

Total	(83)	38	(45)

[1]	Includes MWh equivalent of natural gas transactions used to hedge power.

Mirant Mid-Atlantic

The following table presents the fair value of derivative financial instruments related to commodity price risk (in millions):

Commodity Derivative Contracts	Balance Sheet Location	Fair Value at
		September 30, 2009	December 31, 2008
Asset management—nonaffiliate	Derivative contract assets—nonaffiliate	$532	$401
Asset management—affiliate	Derivative contract assets—affiliate	795	775

Total derivative contract assets		1,327	1,176

Asset management—nonaffiliate	Derivative contract liabilities—nonaffiliate	(32)	(1)
Asset management—affiliate	Derivative contract liabilities—affiliate	(650)	(649)

Total derivative contract liabilities		(682)	(650)

Asset management—nonaffiliate, net		500	400
Asset management—affiliate, net		145	126

Total derivative contracts, net		$645	$526

The following tables present the net gains (losses) for derivative financial instruments recognized in income in the unaudited condensed consolidated statements of operations (in millions):

Commodity Derivative Contracts	Location of Net Gains (Losses) Recognized in Income	Amount of Net Gains (Losses) Recognized in Income for the Three Months Ended
		September 30, 2009			September 30, 2008
		Realized	Unrealized	Total	Realized	Unrealized	Total
Asset management	Operating revenues	$241	$(126)	$115	$(58)	$1,324	$1,266
Asset management	Cost of fuel, electricity and other products	(1)	2	1	(1)	(6)	(7)

Total		$240	$(124)	$116	$(59)	$1,318	$1,259

Commodity Derivative Contracts	Location of Net Gains (Losses) Recognized in Income	Amount of Net Gains (Losses) Recognized in Income for the Nine Months Ended
		September 30, 2009			September 30, 2008
		Realized	Unrealized	Total	Realized	Unrealized	Total
Asset management	Operating revenues	$524	$112	$636	$(170)	$200	$30
Asset management	Cost of fuel, electricity and other products	3	7	10	—	—	—

Total		$527	$119	$646	$(170)	$200	$30

The following table presents the notional quantity on long (short) positions for derivative financial instruments on a gross and net basis at September 30, 2009 (in equivalent MWh):

	Notional Quantity
	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Type:
Power[1]	(77)	34	(43)

Total	(77)	34	(43)

[1]	Includes MWh equivalent of natural gas transactions used to hedge power.

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

The following tables set forth by level within the fair value hierarchy the Companies’ financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009, by category and tenor, respectively. At September 30, 2009, the Companies’ only financial assets and liabilities measured at fair value on a recurring basis are derivative financial instruments.

Mirant Americas Generation and Mirant North America

The following table presents financial assets and liabilities, net accounted for at fair value on a recurring basis as of September 30, 2009, by category (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Commodity contracts—asset management	$13	$1,368	$29	$1,410
Commodity contracts—trading activities	425	775	28	1,228

Total derivative contract assets	438	2,143	57	2,638

Liabilities:
Commodity contracts—asset management	(17)	(705)	(2)	(724)
Commodity contracts—trading activities	(415)	(767)	(10)	(1,192)

Total derivative contract liabilities	(432)	(1,472)	(12)	(1,916)

Net:
Commodity contracts—asset management, net	(4)	663	27	686
Commodity contracts—trading activities, net	10	8	18	36

Total derivative contract assets and liabilities, net	$6	$671	$45	$722

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

The following table presents financial assets and liabilities, net accounted for at fair value on a recurring basis as of September 30, 2009, by tenor (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Remainder of 2009	$118	$34	$152
2010	254	(1)	253
2011	60	3	63
2012	47	—	47
2013	98	—	98
Thereafter	109	—	109

Total	$686	$36	$722

The volumetric weighted average maturity, or weighted average tenor, of the asset management derivative contract portfolio at both September 30, 2009 and December 31, 2008, was approximately 23 months. The volumetric weighted average maturity, or weighted average tenor, of the trading derivative contract portfolio at September 30, 2009 and December 31, 2008, was approximately 9 months and 8 months, respectively.

Mirant Mid-Atlantic

The following table presents financial assets and liabilities, net accounted for at fair value on a recurring basis as of September 30, 2009, by category (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Total assets	$4	$1,314	$9	$1,327
Total liabilities	(5)	(677)	—	(682)

Total	$(1)	$637	$9	$645

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

The following table presents financial assets and liabilities, net accounted for at fair value on a recurring basis as of September 30, 2009, by tenor (in millions):

Asset Management
Remainder of 2009	$105
2010	230
2011	56
2012	47
2013	98
Thereafter	109

Total	$645

The volumetric weighted average maturity, or weighted average tenor, of the derivative contract portfolio at September 30, 2009 and December 31, 2008, was approximately 24 months and 26 months, respectively.

Level 3 Disclosures

Mirant Americas Generation and Mirant North America

The following tables present a roll forward of fair values of assets and liabilities, net categorized in Level 3 for the nine months ended September 30, 2009 and 2008 and the amount included in income for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of assets and liabilities categorized in Level 3 at January 1, 2009	$24	$22	$46
Total gains or losses (realized/unrealized):
Included in income of existing contracts (or changes in net assets or liabilities)[1]	(37)	(43)	(80)
Purchases, issuances and settlements[2]	40	39	79
Transfers in and/or out of Level 3[3]	—	—	—

Fair value of assets and liabilities categorized in Level 3 at September 30, 2009	$27	$18	$45

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of assets and liabilities categorized in Level 3 at January 1, 2008	$12	$—	$12
Total gains or losses (realized/unrealized):
Included in income of existing contracts (or changes in net assets or liabilities)[1]	(12)	(14)	(26)
Purchases, issuances and settlements[2]	10	6	16
Transfers in and/or out of Level 3[3]	—	17	17

Fair value of assets and liabilities categorized in Level 3 at September 30, 2008	$10	$9	$19

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

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in income	$(22)	$2	$(20)	$(6)	$5	$(1)
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009	$(22)	$2	$(20)	$(4)	$5	$1

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in income	$1	$(9)	$(8)	$19	$(12)	$7
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008	$2	$(9)	$(7)	$21	$(7)	$14

Mirant Mid-Atlantic

The following tables present a roll forward of fair values of assets and liabilities, net categorized in Level 3 for the nine months ended September 30, 2009 and 2008 and the amount included in income for the three and nine months ended September 30, 2009 and 2008 (in millions):

Asset Management
Fair value of assets and liabilities categorized in Level 3 at January 1, 2009	$—
Total gains or losses (realized/unrealized):
Included in income of existing contracts (or changes in net assets or liabilities)[1]	5
Purchases, issuances and settlements[2]	4
Transfers in and/or out of Level 3[3]	—

Fair value of assets and liabilities categorized in Level 3 at September 30, 2009	$9

Asset Management
Fair value of assets and liabilities categorized in Level 3 at January 1, 2008	$2
Total gains or losses (realized/unrealized):
Included in income of existing contracts (or changes in net assets or liabilities)[1]	(8)
Purchases, issuances and settlements[2]	5
Transfers in and/or out of Level 3[3]	1

Fair value of assets and liabilities categorized in Level 3 at September 30, 2008	$—

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

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains included in income	$2	$2	$4	$4	$5	$9
Gains included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009	$2	$2	$4	$4	$5	$9

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in income	$15	$(9)	$6	$5	$(7)	$(2)
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2008	$15	$(9)	$6	$5	$(7)	$(2)

Counterparty Credit Concentration Risk

The Companies are exposed to the default risk of the counterparties with which they transact. The Companies manage their credit risk by entering into master netting agreements and requiring counterparties to post cash collateral or other credit enhancements based on the net exposure and the credit standing of the counterparty. The Companies also have non-collateralized power hedges entered into by Mirant Mid-Atlantic. These transactions are senior unsecured obligations of Mirant Mid-Atlantic and the counterparties and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. The Companies’ credit reserve on their derivative contract assets was $16 million and $52 million for Mirant Americas Generation and Mirant North America at September 30, 2009 and December 31, 2008, respectively, and $16 million and $51 million for Mirant Mid-Atlantic at September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009 and December 31, 2008, approximately $31 million and $20 million, respectively, of cash collateral posted to Mirant Americas Generation and Mirant North America by counterparties under master netting agreements were included in accounts payable and accrued liabilities on Mirant Americas Generation’s and Mirant North America’s condensed consolidated balance sheets.

The Companies also monitor counterparty credit concentration risk on both an individual basis and a group counterparty basis. The following tables highlight the credit quality and the balance sheet settlement exposures related to these activities as of September 30, 2009 and December 31, 2008 (dollars in millions):

Mirant Americas Generation and Mirant North America

	At September 30, 2009
Credit Rating Equivalent	Gross Exposure Before Collateral[1]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$1,103	$111	$111	$—	—
Investment Grade:
Financial institutions	1,200	653	30	623	82%
Energy companies	665	114	14	100	13%
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	36	34	—	34	4%
Internally-rated non-investment grade	6	6	—	6	1%
Not internally rated	—	—	—	—	—

Total	$3,010	$918	$155	$763	100%

	At December 31, 2008
Credit Rating Equivalent	Gross Exposure Before Collateral[1]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$1,428	$107	$107	$—	—
Investment Grade:
Financial institutions	1,219	553	20	533	72%
Energy companies	1,060	232	73	159	22%
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	41	41	—	41	6%
Internally-rated non-investment grade	4	4	—	4	—
Not internally rated	—	—	—	—	—

Total	$3,752	$937	$200	$737	100%

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

[2]	Net exposure before collateral represents the credit exposure, including both realized and unrealized transactions, after applying the terms of master netting agreements.
[3]	Collateral includes cash and letters of credit received from counterparties.

Mirant Mid-Atlantic

At September 30, 2009
Credit Rating Equivalent	Gross Exposure Before Collateral[1,4]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$—	$—	$—	$—	—
Investment Grade:
Financial institutions	579	559	—	559	99%
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	—	—	—	—	—
Internally-rated non-investment grade	6	6	—	6	1%
Not internally rated	—	—	—	—	—

Total	$585	$565	$—	$565	100%

At December 31, 2008
Credit Rating Equivalent	Gross Exposure Before Collateral[1,4]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$—	$—	$—	$—	—
Investment Grade:
Financial institutions	477	477	—	477	100%
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	—	—	—	—	—
Internally-rated non-investment grade	2	2	—	2	—
Not internally rated	—	—	—	—	—

Total	$479	$479	$—	$479	100%

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
[4]

Amounts do not include exposures with affiliates or exposures incurred by Mirant Mid-Atlantic in connection with transactions entered into with external counterparties by affiliates on its behalf, with the exception of coal purchases.

Mirant Americas Generation and Mirant North America had aggregate credit exposure to three investment grade counterparties that each represented an exposure of more than 10% of total credit exposure, net of collateral and that totaled $488 million and $491 million at September 30, 2009 and December 31, 2008, respectively.

Mirant Mid-Atlantic had aggregate credit exposure to four investment grade counterparties at September 30, 2009, and credit exposure to two investment grade counterparties at December 31, 2008, that each represented an exposure of more than 10% of total credit exposure, net of collateral and that totaled $519 million and $378 million at September 30, 2009 and December 31, 2008, respectively.

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic Credit Risk

The Companies’ standard industry contracts contain credit-risk-related contingent features such as ratings-related thresholds and adequate assurance language whereby the Companies would be required to post additional cash collateral as a result of a credit event, including a downgrade. However, as a result of the Companies’ current credit ratings, the Companies are typically required to post collateral in the normal course of business to offset completely their net liability positions, after applying the terms of master netting agreements. At September 30, 2009, the fair value of Mirant Americas Generation’s and Mirant North America’s financial instruments with credit-risk-related contingent features in a net liability position were approximately $8 million for which Mirant Americas Generation and Mirant North America posted collateral, including cash and letters of credit, of $5 million to offset partially the position. At September 30, 2009, Mirant Mid-Atlantic did not have any financial instruments with credit-risk-related contingent features in a net liability position.

In addition, at both September 30, 2009 and December 31, 2008, Mirant Americas Generation and Mirant North America had approximately $1 million of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit on the condensed consolidated balance sheets.

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

The carrying amounts and fair values of Mirant Americas Generation’s and Mirant North America’s financial instruments are as follows (in millions):

Mirant Americas Generation

	At September 30, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long- and short-term debt	$2,632	$2,483	$2,675	$2,344

Mirant North America

	At September 30, 2009		At December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Notes and other receivables	$93	$93	$93	$93

Liabilities:
Long- and short-term debt	$1,250	$1,224	$1,293	$1,203

C.	Impairments on Assets Held and Used (Mirant Americas Generation and Mirant North America)

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

Asset Grouping

For purposes of impairment testing, a long-lived asset or assets must be grouped at the lowest level of identifiable cash flows. Mirant Americas Generation and Mirant North America included their Hudson Valley Gas subsidiary in the impairment analysis as the sole function of the pipeline operated by Hudson Valley Gas is to supply gas to the Bowline generating facility.

Assumptions and Results

Mirant Americas Generation and Mirant North America developed estimates related to the future costs of the facility, including future property tax payments. Additionally, Mirant Americas Generation and Mirant North America developed capacity and energy revenue forecasts based on supply and demand assumptions from the NYISO’s Gold Book and proprietary fundamental modeling. Mirant Americas Generation and Mirant North America also assumed they would monetize excess emissions allowances by selling them. The cash flows for the Bowline generating facility were projected through its estimated remaining useful life of 2027. The sum of the probability weighted undiscounted cash flows for the Bowline generating facility exceeded the carrying value as of June 30, 2009. There were no additional events in the third quarter that required Mirant Americas Generation and Mirant North America to update their previous impairment analysis. As a result, Mirant Americas Generation and Mirant North America did not record an impairment charge for the nine months ended September 30, 2009. The carrying value of the Bowline generating facility represented approximately 4% of Mirant Americas Generation’s and Mirant North America’s total property, plant and equipment, net at September 30, 2009.

Potrero Generating Facility

Background

In the third quarter of 2009, Mirant Potrero executed a settlement agreement with the City of San Francisco in which it agreed to shut down the Potrero generating facility when it is no longer needed for reliability, as determined by the CAISO. That settlement agreement must be approved by an ordinance adopted by the City of San Francisco before it becomes effective, which approval Mirant Potrero expects to occur in the fourth quarter of 2009. There are several projects underway in the San Francisco area to increase reliability for the region that once completed are expected to reduce and possibly eliminate the need for the Potrero generating facility to operate for reliability reasons. Mirant Potrero agreed in the settlement agreement to submit to the CAISO a notice of intent to shut down the facility as of December 31, 2010. The CAISO will make the final determination on when each of the units at the Potrero generating facility is no longer needed for reliability and may be shut down. As a result of the settlement agreement, Mirant Americas Generation and Mirant North America evaluated the Potrero generating facility for impairment during the third quarter. See Note J for further discussion of the settlement agreement with the City of San Francisco.

Asset Grouping

For purposes of impairment testing, a long-lived asset or assets must be grouped at the lowest level of identifiable cash flows. All of the units at Mirant Potrero are viewed as a single asset group. Additionally, the asset group includes intangible assets recorded at Mirant California for trading and development rights related to Mirant Potrero.

Assumptions and Results

Mirant Americas Generation and Mirant North America evaluated the Potrero generating facility for impairment during the third quarter of 2009. Mirant Americas Generation’s and Mirant North America’s assessment of Mirant Potrero under the accounting guidance related to the impairment of a long-lived asset involved developing scenarios for the future expected operations of the Potrero generating facility. One such scenario assumed the complete shutdown of the Potrero generating facility in December 2010 in accordance with the timeline proposed in the settlement agreement. Mirant Americas Generation and Mirant North America also considered additional scenarios that assumed the CAISO would not allow complete shutdown of the facility in December 2010 as expected reliability projects in the City of San Francisco were not completed. Mirant Americas Generation and Mirant North America determined that the tangible assets for the Potrero generating facility were not impaired because the weighted average sum of the undiscounted cash flows exceeded the carrying value of the tangible assets in the third quarter of 2009. The carrying value of the Potrero generating facility represented approximately 1% of Mirant Americas Generation’s and Mirant North America’s total property, plant and equipment, net at September 30, 2009.

As a result of certain terms included in the settlement agreement, Mirant Americas Generation and Mirant North America separately evaluated the trading and development rights associated with the Potrero generating facility for impairment and determined that both of these intangible assets were fully impaired as of September 30, 2009. Accordingly, Mirant Americas Generation and Mirant North America recognized an impairment loss of $9 million on the unaudited condensed consolidated statements of operations to write off the carrying value of the intangible assets related to the Potrero generating facility. This impairment loss is included in the results of Mirant Americas Generation’s and Mirant North America’s California segment for the three and nine months ended September 30, 2009.

Contra Costa Generating Facility

Background

On September 2, 2009, Mirant Delta entered into an extension of its existing PPA with PG&E for Contra Costa units 6 and 7 from November 2011 through April 2013. At the end of the extension, and subject to any necessary regulatory approval, Mirant Delta has agreed to retire Contra Costa units 6 and 7, which began operations in 1964, in furtherance of state and federal policies to retire aging power plants that utilize once-through cooling technology. The agreement to retire these units did not significantly affect the remaining useful life of the Contra Costa generating facility. The Mirant Delta PPA extension is subject to approval by the CPUC.

Assumptions and Results

Mirant Americas Generation and Mirant North America evaluated the intangible asset of trading rights related to their Contra Costa generating facility for impairment during the third quarter of 2009 as a result of the shutdown provisions in the extension of the tolling agreement. Since the Contra Costa generating facility is under contract with PG&E through its expected shutdown date of April 2013, Mirant Americas Generation and Mirant North America determined the intangible asset was fully impaired as of September 30, 2009. Mirant Americas Generation and Mirant North America recorded an impairment loss of $5 million on the unaudited condensed consolidated statements of operations to write off the carrying value of the trading rights related to the Contra Costa generating facility. This impairment loss is included in the results of Mirant Americas Generation’s and Mirant North America’s California segment for the three and nine months ended September 30, 2009.

The following table sets forth by level within the fair value hierarchy the Mirant Americas Generation’s and Mirant North America’s intangible assets that were accounted for at fair value on a non-recurring basis. All of Mirant Americas Generation’s and Mirant North America’s intangible assets that were measured at fair value as a result of an impairment during the current period were categorized in Level 3 as of September 30, 2009 (in millions):

	Fair Value at September 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Loss Included in Earnings
Potrero intangible assets	$—	$—	$—	$—	$9
Contra Costa intangible assets	—	—	—	—	5

Total	$—	$—	$—	$—	$14

D.	Long-Term Debt (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Long-term debt was as follows (dollars in millions):

	At September 30, 2009	At December 31, 2008	Interest Rate	Secured/ Unsecured
Long-term debt:
Mirant Mid-Atlantic:
Mirant Chalk Point capital lease, due 2009 to 2015	$26	$28	8.19%	—
Less: current portion of long-term debt	(4)	(3)

Total Mirant Mid-Atlantic long-term debt, net of current portion	22	25
Mirant North America:
Senior secured term loan, due 2009 to 2013	374	415	LIBOR + 1.75%	Secured
Senior notes, due December 2013.	850	850	7.375%	Unsecured
Less: current portion of senior secured term loan	(36)	(42)

Total Mirant North America long-term debt, net of current portion	1,210	1,248

Mirant Americas Generation:
Senior notes:
Due May 2011	535	535	8.30%	Unsecured
Due October 2021	450	450	8.50%	Unsecured
Due May 2031	400	400	9.125%	Unsecured
Unamortized debt premiums (discounts), net	(3)	(3)

Total Mirant Americas Generation long-term debt, net of current portion	$2,592	$2,630

Mirant Americas Generation Senior Notes

The senior notes are senior unsecured obligations of Mirant Americas Generation having no recourse to any subsidiary or affiliate of Mirant Americas Generation.

Mirant North America Senior Secured Credit Facilities

Mirant North America, a wholly-owned subsidiary of Mirant Americas Generation, entered into senior secured credit facilities in January 2006, which are comprised of a senior secured term loan, due January 2013, and a senior secured revolving credit facility, due January 2012. The senior secured term loan had an initial principal balance of $700 million, which has amortized to $374 million as of September 30, 2009. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. During 2008, Mirant North America transferred to the senior secured revolving credit facility approximately $78 million of letters of credit previously supported by the cash collateral account and withdrew approximately $78 million from the cash collateral account, thereby reducing the cash collateral account to approximately $122 million. At September 30, 2009, the cash collateral balance was approximately $124 million as a result of interest earned on the invested cash balances. At September 30, 2009, there were approximately $106 million of letters of credit outstanding under the senior secured revolving credit facility and $124 million of letters of credit outstanding under the senior secured term loan cash collateral account. At September 30, 2009, $649 million was available under the senior secured revolving credit facility and $0.1 million was available under the senior secured term loan for cash draws or for the issuance of letters of credit. Although the senior secured revolving credit facility has lender commitments of $800 million, availability thereunder reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy in October 2008, will not honor its $45 million commitment under the facility. In addition, CIT Capital USA Inc. (“CIT Capital”) has outstanding a $50 million commitment under the Mirant North America senior secured revolving credit facility. CIT Capital is a subsidiary of the CIT Group Inc. (“CIT”)

which, together with CIT Group Funding Company of Delaware LLC, filed voluntary petitions for bankruptcy on November 1, 2009, pursuant to an announced prepackaged plan of reorganization. None of the operating subsidiaries of CIT, including CIT Capital, was included in the bankruptcy filings and CIT has said that it expects all of its operating entities to continue operations during the pendency of the bankruptcy cases. If, however, CIT Capital were unable to honor its $50 million commitment under the Mirant North America senior secured revolving credit facility, the amount available under the credit facilities would be reduced by a corresponding amount.

In addition to quarterly principal installments, which are currently $1.2 million, Mirant North America is required to make annual principal prepayments under the senior secured term loan equal to a specified percentage of its excess free cash flow, which is based on adjusted EBITDA less capital expenditures and as further defined in the loan agreement. On March 19, 2009, Mirant North America made a mandatory principal prepayment of approximately $37 million on the term loan. At September 30, 2009, the current estimate of the mandatory principal prepayment of the term loan in March 2010 is approximately $32 million. This amount has been reclassified from long-term debt to current portion of long-term debt at September 30, 2009.

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

Upon issuance or modification of a guarantee, Mirant Americas Generation and Mirant North America determine if the obligation is subject to initial recognition and measurement of a liability and/or disclosure of the nature and terms of the guarantee. Generally, guarantees of the performance of a third party are subject to the recognition and measurement, as well as the disclosure provisions, of the accounting guidance related to guarantees. Such guarantees must initially be recorded at fair value, as determined in accordance with the accounting guidance. Mirant Americas Generation and Mirant North America did not have any guarantees at September 30, 2009, that met the recognition requirements under the accounting guidance.

For the nine months ended September 30, 2009, Mirant Americas Generation and Mirant North America had net decreases to their guarantees of approximately $88 million, which included a decrease of approximately $64 million to their letters of credit and a decrease of $25 million to their surety bonds, partially offset by an increase of $1 million in other guarantees.

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

The total costs incurred by the Companies under the Administrative Services Agreement with Mirant Services have been included in the Companies’ accompanying unaudited condensed consolidated statements of operations as follows (in millions):

Mirant Americas Generation and Mirant North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of fuel, electricity and other products—affiliate	$2	$1	$6	$5
Operations and maintenance expense—affiliate	39	35	113	109

Total	$41	$36	$119	$114

Mirant Mid-Atlantic

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of fuel, electricity and other products—affiliate	$2	$1	$6	$4
Operations and maintenance expense—affiliate	22	19	62	58

Total	$24	$20	$68	$62

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

Services Provided by Mirant Energy Trading (Mirant Mid-Atlantic)

Mirant Mid-Atlantic receives services from Mirant Energy Trading which include the bidding and dispatch of its generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. Amounts due to and from Mirant Energy Trading under the Power Sale, Fuel Supply and Services Agreement are recorded as a net payable to affiliate or accounts receivable—affiliate, as appropriate. Substantially all energy marketing overhead expenses are allocated to Mirant’s operating subsidiaries. During the three and nine months ended September 30, 2009, Mirant Mid-Atlantic incurred approximately $3 million and $10 million of energy marketing overhead expense, compared to $4 million and $11 million, respectively, for the same periods in 2008. These costs are included in operations and maintenance expense—affiliate in Mirant Mid-Atlantic’s accompanying unaudited condensed consolidated statements of operations.

Administration Arrangements with Mirant Services

Substantially all of Mirant’s corporate overhead costs are allocated to Mirant’s operating subsidiaries. For the three and nine months ended September 30, 2009 and 2008, the Companies incurred the following in costs under these arrangements, which are included in operations and maintenance expense—affiliate in the Companies’ accompanying unaudited condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Mirant Americas Generation	$34	$32	$97	$104
Mirant North America	$34	$32	$97	$104
Mirant Mid-Atlantic	$23	$20	$65	$61

Notes Receivable from Affiliate (Mirant North America)

During the pendency of the Chapter 11 proceedings, Mirant Americas Generation and certain of its subsidiaries and Mirant and certain of its subsidiaries (excluding Mirant Americas Generation and its subsidiaries) participated in separate intercompany cash management programs whereby cash balances at Mirant and the respective participating subsidiaries were transferred to central concentration accounts to fund working capital and other needs of the respective participants. At September 30, 2009 and December 31, 2008, Mirant North America had current notes receivable from Mirant Americas Generation of $93 million related to its pre-emergence intercompany cash management program. For the three and nine months ended September 30, 2009, Mirant North America earned interest income of less than $1 million, compared to $0 and $1 million, respectively, for the same periods in 2008, which is recorded in interest income—affiliate in Mirant North America’s accompanying unaudited condensed consolidated statements of operations.

Purchased Emissions Allowances (Mirant Mid-Atlantic)

In the first quarter of 2009, Mirant Energy Trading began maintaining the inventory of certain purchased emissions allowances on behalf of Mirant Mid-Atlantic. The emissions allowances are sold by Mirant Energy Trading to Mirant Mid-Atlantic as they are needed for operations. Mirant Mid-Atlantic purchases emissions allowances from Mirant Energy Trading at Mirant Energy Trading’s original cost to purchase the allowances. For allowances that have been purchased by Mirant Energy Trading from a Mirant affiliate, the price paid by Mirant Energy Trading is determined by market indices. As of September 30, 2009 and December 31, 2008, Mirant Mid-Atlantic had $0 and $19 million, respectively, of emissions allowances recorded in inventories in Mirant Mid-Atlantic’s accompanying condensed consolidated balance sheets.

Emissions allowances purchased from Mirant Energy Trading that were utilized in the three and nine months ended September 30, 2009, were $12 million and $37 million, respectively, compared to $1 million and $10 million, respectively, for the same periods in 2008 and are recorded in cost of fuel, electricity and other products—affiliate in Mirant Mid-Atlantic’s accompanying unaudited condensed consolidated statements of operations. Amounts expensed as a result of writing down emissions allowances to the lower of cost or market were $1 million and $2 million, respectively, for the three and nine months ended September 30, 2008, and were recorded in cost of fuel, electricity and other products—affiliate in Mirant Mid-Atlantic’s accompanying unaudited condensed consolidated statements of operations.

Preferred Shares in Mirant Americas

Series A (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Mirant Americas issued mandatorily redeemable Series A preferred shares to Mirant Mid-Atlantic for the purpose of funding future environmental capital expenditures. For the nine months ended September 30, 2009, the Companies recorded $9 million in preferred stock in affiliate and member’s interest in the accompanying unaudited condensed consolidated balance sheets of each entity related to the amortization of the discount on the preferred stock in Mirant Americas.

The Series A preferred shares issued by Mirant Americas are mandatorily redeemable by Mirant Americas at various dates. In June 2009, Mirant Americas was required to and did redeem $84 million in the Series A preferred stock held by Mirant Mid-Atlantic.

Series B (Mirant Americas Generation)

Mirant Americas issued mandatorily redeemable Series B preferred shares to Mirant Americas Generation for the purpose of supporting the refinancing of Mirant Americas Generation senior notes due in 2011. For the nine months ended September 30, 2009, Mirant Americas Generation recorded $6 million in preferred stock in affiliate and member’s interest in Mirant Americas Generation’s unaudited condensed consolidated balance sheets related to the amortization of the discount on the preferred stock in Mirant Americas.

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

If Mirant Americas Generation were to be allocated income taxes attributable to its operations, the pro forma income tax provision (benefit) attributable to income before tax would be $5 million and $13 million, respectively, for the three and nine months ended September 30, 2009, compared to $(6) million and $5 million, respectively, for the three and nine months ended September 30, 2008. The pro forma balance of Mirant Americas Generation’s net deferred income taxes would be $0 as of September 30, 2009. If Mirant North America were to be allocated income taxes attributable to its operations, the pro forma income tax provision (benefit) attributable to income before tax would be $38 million and $253 million, respectively, for the three and nine months ended September 30, 2009, compared to $(148) million and $116 million, respectively, for the three and nine months ended September 30, 2008. The pro forma balance of Mirant North America’s deferred income taxes would be a net deferred tax liability of $275 million as of September 30, 2009.

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

Mirant Mid-Atlantic

Mirant Mid-Atlantic is a single member limited liability corporation for income tax purposes. Mirant Mid-Atlantic is treated as though it were a branch or division of Mirant Americas Generation’s parent, Mirant Americas for income tax purposes. As a result Mirant Mid-Atlantic is not subject to United States federal and state income taxes. If Mirant Mid-Atlantic were to be allocated income taxes attributable to its operations, the pro forma income tax provision attributable to income before tax would be $35 million and $242 million for the three and nine months ended September 30, 2009, respectively, compared to $606 million and $249 million, respectively, for the same periods in 2008. The balance of Mirant Mid-Atlantic’s pro forma deferred income taxes would be a net deferred tax liability of $486 million as of September 30, 2009.

H. Segment Reporting (Mirant Americas Generation and Mirant North America)

Mirant Americas Generation and Mirant North America have four operating segments: Mid-Atlantic, Northeast, California and Other Operations. The Mid-Atlantic segment consists of four generating facilities located in Maryland and Virginia with total net generating capacity of 5,230 MW. The Northeast segment consists of three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW. For the nine months ended September 30, 2008, the Northeast region also included the Lovett generating facility, which was shut down on April 19, 2008. The California segment consists of three generating facilities located in or near the City of San Francisco, with total net generating capacity of 2,347 MW. Other Operations includes proprietary trading and fuel oil management activities, parent company adjustments for affiliate transactions, interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on the invested cash balances of Mirant Americas Generation and Mirant North America. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances, intercompany revenues, intercompany cost of fuel and interest on intercompany notes receivable and notes payable.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2009:
Operating revenues—nonaffiliate[1]	$27	$3	$21	$403	$—	$454
Operating revenues—affiliate[2]	317	54	22	180	(573)	—

Total operating revenues	344	57	43	583	(573)	454

Cost of fuel, electricity and other products—nonaffiliate[3]	5	1	—	154	—	160
Cost of fuel, electricity and other products—affiliate[4]	126	22	10	417	(573)	2

Total cost of fuel, electricity and other products	131	23	10	571	(573)	162

Gross margin	213	34	33	12	—	292

Operating Expenses:
Operations and maintenance—nonaffiliate	56	13	7	1	—	77
Operations and maintenance—affiliate	48	13	10	2	—	73
Depreciation and amortization	25	4	5	2	—	36
Impairment losses	—	—	14	—	—	14
Gain on sales of assets, net	(2)	(1)	—	—	—	(3)

Total operating expenses, net	127	29	36	5	—	197

Operating income (loss)	86	5	(3)	7	—	95
Total other expense, net	—	—	1	31	—	32

Net income (loss)	$86	$5	$(4)	$(24)	$—	$63

Total assets at September 30, 2009	$6,336	$647	$148	$4,203	$(2,926)	$8,408

[1]	Includes unrealized losses of $44 million and $149 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $125 million for Other Operations and unrealized losses of $82 million and $43 million for Mid-Atlantic and Northeast, respectively.
[3]	Includes unrealized gains of $19 million for Other Operations.
[4]	Includes unrealized losses of $19 million for Other Operations and unrealized gains of $2 million and $17 million for Mid-Atlantic and Northeast, respectively.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2009:
Operating revenues—nonaffiliate[1]	$293	$11	$78	$1,449	$(3)	$1,828
Operating revenues—affiliate[2]	1,114	256	33	164	(1,567)	—

Total operating revenues	1,407	267	111	1,613	(1,570)	1,828

Cost of fuel, electricity and other products—nonaffiliate[3]	15	2	—	560	—	577
Cost of fuel, electricity and other products—affiliate[4]	415	122	22	1,014	(1,567)	6

Total cost of fuel, electricity and other products	430	124	22	1,574	(1,567)	583

Gross margin	977	143	89	39	(3)	1,245

Operating Expenses:
Operations and maintenance—nonaffiliate	173	54	28	3	—	258
Operations and maintenance—affiliate	137	39	29	5	—	210
Depreciation and amortization	73	13	15	3	—	104
Impairment losses	—	—	14	—	—	14
Gain on sales of assets, net	(12)	(3)	(1)	—	(4)	(20)

Total operating expenses (income), net	371	103	85	11	(4)	566

Operating income	606	40	4	28	1	679
Total other expense, net	2	—	2	100	—	104

Net income (loss)	$604	$40	$2	$(72)	$1	$575

Total assets at September 30, 2009	$6,336	$647	$148	$4,203	$(2,926)	$8,408

[1]	Includes unrealized gains of $101 million for Mid-Atlantic and unrealized losses of $83 million for Other Operations.
[2]	Includes unrealized gains of $11 million and $10 million for Mid-Atlantic and Other Operations, respectively, and unrealized losses of $21 million for Northeast.
[3]	Includes unrealized gains of $48 million for Other Operations.
[4]	Includes unrealized losses of $48 million for Other Operations and unrealized gains of $7 million and $41 million for Mid-Atlantic and Northeast, respectively.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2008:
Operating revenues—nonaffiliate[1]	$912	$4	$33	$1,219	$4	$2,172
Operating revenues—affiliate[2]	887	222	19	(345)	(783)	—

Total operating revenues	1,799	226	52	874	(779)	2,172

Cost of fuel, electricity and other products—nonaffiliate[3]	5	1	—	355	(2)	359
Cost of fuel, electricity and other products—affiliate[4]	165	170	17	432	(783)	1

Total cost of fuel, electricity and other products	170	171	17	787	(785)	360

Gross margin	1,629	55	35	87	6	1,812

Operating Expenses:
Operations and maintenance—nonaffiliate	53	19	8	—	—	80
Operations and maintenance—affiliate	43	14	9	1	—	67
Depreciation and amortization	23	5	5	—	—	33
Loss (gain) on sales of assets, net	(7)	(5)	(2)	—	4	(10)

Total operating expenses, net	112	33	20	1	4	170

Operating income	1,517	22	15	86	2	1,642
Total other expense (income), net	1	(1)	—	45	—	45

Net income	$1,516	$23	$15	$41	$2	$1,597

Total assets at December 31, 2008	$5,620	$722	$181	$5,083	$(3,054)	$8,552

[1]	Includes unrealized gains of $944 million and $494 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $380 million and $44 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $424 million for Other Operations.
[3]	Includes unrealized losses of $43 million for Other Operations.
[4]	Includes unrealized losses of $6 million and $37 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $43 million for Other Operations.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2008:
Operating revenues—nonaffiliate[1]	$74	$15	$96	$1,892	$4	$2,081
Operating revenues—affiliate[2]	1,336	465	42	92	(1,935)	—

Total operating revenues	1,410	480	138	1,984	(1,931)	2,081

Cost of fuel, electricity and other products—nonaffiliate[3]	15	13	—	735	(2)	761
Cost of fuel, electricity and other products—affiliate[4]	407	310	43	1,180	(1,935)	5

Total cost of fuel, electricity and other products	422	323	43	1,915	(1,937)	766

Gross margin	988	157	95	69	6	1,315

Operating Expenses:
Operations and maintenance—nonaffiliate	176	81	29	—	—	286
Operations and maintenance—affiliate	130	49	28	6	—	213
Depreciation and amortization	67	15	19	1	—	102
Loss (gain) on sales of assets, net	(9)	(21)	(3)	—	7	(26)

Total operating expenses, net	364	124	73	7	7	575

Operating income (loss)	624	33	22	62	(1)	740
Total other expense (income), net	1	(1)	—	140	—	140

Net income (loss)	$623	$34	$22	$(78)	$(1)	$600

Total assets at December 31, 2008	$5,620	$722	$181	$5,083	$(3,054)	$8,552

[1]	Includes unrealized gains of $140 million and $85 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $60 million and $4 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $64 million for Other Operation.
[3]	Includes unrealized losses of $7 million for Other Operations.
[4]	Includes unrealized losses of $7 million for Northeast and unrealized gains of $7 million for Other Operations.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2009:
Operating revenues—nonaffiliate[1]	$27	$3	$21	$403	$—	$454
Operating revenues—affiliate[2]	317	54	22	180	(573)	—

Total operating revenues	344	57	43	583	(573)	454

Cost of fuel, electricity and other products—nonaffiliate[3]	5	1	—	154	—	160
Cost of fuel, electricity and other products—affiliate[4]	126	22	10	417	(573)	2

Total cost of fuel, electricity and other products	131	23	10	571	(573)	162

Gross margin	213	34	33	12	—	292

Operating Expenses:
Operations and maintenance—nonaffiliate	56	13	7	1	—	77
Operations and maintenance—affiliate	48	13	10	2	—	73
Depreciation and amortization	25	4	5	2	—	36
Impairment losses	—	—	14	—	—	14
Gain on sales of assets, net	(2)	(1)	—	—	—	(3)

Total operating expenses, net	127	29	36	5	—	197

Operating income (loss)	86	5	(3)	7	—	95
Total other expense, net	—	—	1	—	—	1

Net income (loss)	$86	$5	$(4)	$7	$—	$94

Total assets at September 30, 2009	$6,336	$647	$148	$4,176	$(2,825)	$8,482

[1]	Includes unrealized losses of $44 million and $149 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $125 million for Other Operations and unrealized losses of $82 million and $43 million for Mid-Atlantic and Northeast, respectively.
[3]	Includes unrealized gains of $19 million for Other Operations.
[4]	Includes unrealized losses of $19 million for Other Operations and unrealized gains of $2 million and $17 million for Mid-Atlantic and Northeast, respectively.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2009:
Operating revenues—nonaffiliate[1]	$293	$11	$78	$1,449	$(3)	$1,828
Operating revenues—affiliate[2]	1,114	256	33	164	(1,567)	—

Total operating revenues	1,407	267	111	1,613	(1,570)	1,828

Cost of fuel, electricity and other products—nonaffiliate[3]	15	2	—	560	—	577
Cost of fuel, electricity and other products—affiliate[4]	415	122	22	1,014	(1,567)	6

Total cost of fuel, electricity and other products	430	124	22	1,574	(1,567)	583

Gross margin	977	143	89	39	(3)	1,245

Operating Expenses:
Operations and maintenance—nonaffiliate	173	54	28	3	—	258
Operations and maintenance—affiliate	137	39	29	5	—	210
Depreciation and amortization	73	13	15	3	—	104
Impairment losses	—	—	14	—	—	14
Gain on sales of assets, net	(12)	(3)	(1)	—	(4)	(20)

Total operating expenses (income), net	371	103	85	11	(4)	566

Operating income	606	40	4	28	1	679
Total other expense, net	2	—	2	9	—	13

Net income	$604	$40	$2	$19	$1	$666

Total assets at September 30, 2009	$6,336	$647	$148	$4,176	$(2,825)	$8,482

[1]	Includes unrealized gains of $101 million for Mid-Atlantic and unrealized losses of $83 million for Other Operations.
[2]	Includes unrealized gains of $11 million and $10 million for Mid-Atlantic and Other Operations, respectively, and unrealized losses of $21 million for Northeast.
[3]	Includes unrealized gains of $48 million for Other Operations.
[4]	Includes unrealized losses of $48 million for Other Operations and unrealized gains of $7 million and $41 million for Mid-Atlantic and Northeast, respectively.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2008:
Operating revenues—nonaffiliate[1]	$912	$4	$33	$1,219	$4	$2,172
Operating revenues—affiliate[2]	887	222	19	(345)	(783)	—

Total operating revenues	1,799	226	52	874	(779)	2,172

Cost of fuel, electricity and other products—nonaffiliate[3]	5	1	—	355	(2)	359
Cost of fuel, electricity and other products—affiliate[4]	165	170	17	432	(783)	1

Total cost of fuel, electricity and other products	170	171	17	787	(785)	360

Gross margin	1,629	55	35	87	6	1,812

Operating Expenses:
Operations and maintenance—nonaffiliate	53	19	8	—	—	80
Operations and maintenance—affiliate	43	14	9	1	—	67
Depreciation and amortization	23	5	5	—	—	33
Loss (gain) on sales of assets, net	(7)	(5)	(2)	—	4	(10)

Total operating expenses, net	112	33	20	1	4	170

Operating income	1,517	22	15	86	2	1,642
Total other expense (income), net	1	(1)	—	10	—	10

Net income	$1,516	$23	$15	$76	$2	$1,632

Total assets at December 31, 2008	$5,620	$722	$181	$5,074	$(2,952)	$8,645

[1]	Includes unrealized gains of $944 million and $494 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $380 million and $44 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $424 million for Other Operations.
[3]	Includes unrealized losses of $43 million for Other Operations.
[4]	Includes unrealized losses of $6 million and $37 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $43 million for Other Operations.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2008:
Operating revenues—nonaffiliate[1]	$74	$15	$96	$1,892	$4	$2,081
Operating revenues—affiliate[2]	1,336	465	42	92	(1,935)	—

Total operating revenues	1,410	480	138	1,984	(1,931)	2,081

Cost of fuel, electricity and other products—nonaffiliate[3]	15	13	—	735	(2)	761
Cost of fuel, electricity and other products—affiliate[4]	407	310	43	1,180	(1,935)	5

Total cost of fuel, electricity and other products	422	323	43	1,915	(1,937)	766

Gross margin	988	157	95	69	6	1,315

Operating Expenses:
Operations and maintenance—nonaffiliate	176	81	29	—	—	286
Operations and maintenance—affiliate	130	49	28	6	—	213
Depreciation and amortization	67	15	19	1	—	102
Loss (gain) on sales of assets, net	(9)	(21)	(3)	—	7	(26)

Total operating expenses, net	364	124	73	7	7	575

Operating income (loss)	624	33	22	62	(1)	740
Total other expense (income), net	1	(1)	—	27	—	27

Net income (loss)	$623	$34	$22	$35	$(1)	$713

Total assets at December 31, 2008	$5,620	$722	$181	$5,074	$(2,952)	$8,645

[1]	Includes unrealized gains of $140 million and $85 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $60 million and $4 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $64 million for Other Operation.
[3]	Includes unrealized losses of $7 million for Other Operations.
[4]	Includes unrealized losses of $7 million for Northeast and unrealized gains of $7 million for Other Operations.

I.	Litigation and Other Contingencies (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

The Companies are involved in a number of significant legal proceedings. In certain cases, plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Companies cannot currently determine the outcome of the proceedings described below or the ultimate amount of potential losses and therefore have not made any provision for such matters unless specifically noted below. Pursuant to guidance related to accounting for contingencies, management provides for estimated losses to the extent information becomes available indicating that losses are probable and that the amounts are reasonably estimable. Additional losses could have a material adverse effect on the Companies’ results of operations, financial position or cash flows.

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

In May 2008, the MDE filed a complaint in the Circuit Court for Charles County, Maryland, against Mirant MD Ash Management and Mirant Mid-Atlantic. The complaint alleges violations of Maryland’s water pollution laws similar to those asserted in the April 2, 2008, letter from the Environmental Integrity Project and the Potomac Riverkeeper. The MDE complaint requests that the court (1) prohibit continuation of the alleged unpermitted discharges, (2) require Mirant MD Ash Management and Mirant Mid-Atlantic to cease from disposing of any further coal combustion byproducts at the Faulkner Fly Ash Facility and close and cap the existing disposal cells within one year and (3) assess civil penalties of up to $10,000 per day for each violation. The discharges that are the subject of the MDE’s complaint result from a leachate treatment system installed by Mirant MD Ash Management in accordance with a December 18, 2000, Complaint and Consent Order (the “December 2000 Consent Order”) entered by the Maryland Secretary of the Environment, Water Management Administration pursuant to an agreement between the MDE and Pepco, the previous owner of the Faulkner Fly Ash Facility. Mirant MD Ash Management and Mirant Mid-Atlantic on July 23, 2008, filed a motion seeking dismissal of the MDE complaint, arguing that the discharges are permitted by the December 2000 Consent Order. In September 2009, the court denied a motion by Environmental Integrity Project seeking to intervene as a party to the suit and the Environmental Integrity Project has appealed that ruling.

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

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, the Mirant Debtors, including the Companies and their subsidiaries, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant, the Companies and most of the Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. The remaining Mirant Debtors (Mirant New York, Mirant Bowline, Mirant Lovett, Mirant NY-Gen and Hudson Valley Gas) emerged from bankruptcy on various dates in 2007. As of September 30, 2009, approximately 837,000 of the shares of Mirant common stock to be distributed under the Plan had not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims, regardless of the price at which Mirant common stock is trading at the time the claim is resolved.

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

Complaint Challenging Capacity Rates Under the RPM Provisions of PJM’s Tariff

On May 30, 2008, a variety of parties, including the state public utility commissions of Maryland, Pennsylvania, New Jersey, and Delaware, ratepayer advocates, certain electric cooperatives, various groups representing industrial electricity users, and federal agencies (the “RPM Buyers”), filed a complaint with the FERC asserting that capacity auctions held to determine capacity payments under PJM’s reliability pricing model (the “RPM”) tariff had produced rates that were unjust and unreasonable. PJM conducted the capacity auctions that are the subject of the complaint to set the capacity payments in effect under the RPM provisions of PJM’s tariff for twelve month periods beginning June 1, 2008, June 1, 2009, and June 1, 2010. The RPM Buyers allege that (i) the time between when the auctions were held and the periods that the resulting capacity rates would be in effect were too short to allow competition from new resources in the auctions, (ii) the administrative process established under the RPM provisions of PJM’s tariff was inadequate to restrain the exercise of market power through the withholding of capacity to increase prices, and (iii) the locational pricing established under the RPM provisions of PJM’s tariff created opportunities for sellers to raise prices while serving no legitimate function. The RPM Buyers asked the FERC to reduce significantly the capacity rates established by the capacity auctions and to set June 1, 2008, as the date beginning on which any rates found by the FERC to be excessive would be subject to refund. If the FERC were to reduce the capacity payments set through the capacity auctions to the rates proposed by the RPM Buyers, the capacity revenue the Companies have received or expect to receive for the period June 1, 2008 through May 31, 2011, would be reduced by approximately $600 million. On September 19, 2008, the FERC issued an order dismissing the complaint. The FERC found that no party had violated the RPM provisions of PJM’s tariff and that the prices determined during the auctions were in accordance with the tariff’s provisions. The RPM Buyers filed a request for rehearing, which the FERC denied on June 18, 2009. Certain of the RPM Buyers have appealed the orders entered by the FERC to the United States Court of Appeals for the Fourth Circuit.

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

Prior to the issuance of the comprehensive state operating permit in July 2008, the Potomac River generating facility operated under a state operating permit issued June 1, 2007, that significantly restricted the facility’s operations by imposing stringent limits on its SO2 emissions and constraining unit operations so that no more than three of the facility’s five units could operate at one time. In compliance with the comprehensive permit, in 2008 Mirant Potomac River merged the stacks for units 3, 4 and 5 into one stack at the Potomac River generating facility and, in January 2009, merged the stacks for units 1 and 2 into one stack. With the completion of the stack mergers, the permit issued in July 2008 does not constrain operations of the Potomac River generating facility below historical operations and allows operation of all five units at one time.

Mirant Potrero Settlement Agreement with City of San Francisco (Mirant Americas Generation and Mirant North America)

Mirant Potrero and the City and County of San Francisco, California have entered into a Settlement Agreement (the “Potrero Settlement”) dated August 13, 2009. The Potrero Settlement must be approved by an ordinance adopted by the City of San Francisco before it becomes effective, which approval Mirant Potrero expects to occur in the fourth quarter of 2009. The Potrero Settlement addresses certain disputes that had arisen between the City of San Francisco and Mirant Potrero related to the Potrero generating facility. Among other things, the Potrero Settlement obligates Mirant Potrero to close permanently each of the remaining units of the Potrero generating facility at the end of the year in which the CAISO determines that such unit is no longer needed to maintain the reliable operation of the transmission system. The agreement also bars Mirant Potrero from building any additional generating facilities on the site of the Potrero generating facility. Mirant Potrero expects that the completion of the TransBay Cable project, which is an underwater electric transmission cable in the San Francisco Bay that is expected to become operational by mid-2010, will decrease the need for generating resources in the City of San Francisco. As a result, Mirant Potrero expects the CAISO to determine in 2010 that unit 3 of the Potrero generating facility is no longer needed for reliability purposes and that unit 3 will close by the end of 2010. Mirant Potrero is uncertain whether the CAISO will determine that a reliability need continues to exist for the remaining units of the Potrero generating facility, units 4, 5 and 6, after the TransBay Cable goes into service.

K.	Guarantor/Non-Guarantor Condensed Consolidating Financial Information (Mirant North America)

Mirant North America’s revolving and term loan credit facilities and 7.375% senior notes are jointly and severally and fully and unconditionally guaranteed on a senior secured basis and senior unsecured basis, respectively, by certain subsidiaries of Mirant North America (all of which are wholly-owned). The accompanying condensed consolidating financial information has been prepared and presented pursuant to the Securities and Exchange Commission Regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or being Registered.” This information is not intended to present the financial position, results of operations and cash flows of the individual companies or groups of companies in accordance with GAAP.

The following sets forth unaudited condensed consolidating financial statements of the guarantor and non-guarantor subsidiaries:

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended September 30, 2009

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$—	$100	$517	$(163)	$454
Cost of fuel, electricity and other products	—	33	292	(163)	162

Gross margin	—	67	225	—	292

Operating Expenses:
Operations and maintenance	—	42	108	—	150
Depreciation and amortization	—	10	25	1	36
Impairment losses	—	14	—	—	14
Gain on sales of assets, net	—	(1)	(2)	—	(3)

Total operating expenses, net	—	65	131	1	197

Operating income (loss)	—	2	94	(1)	95
Equity earnings of subsidiaries	(114)	—	—	114	—
Other expense (income), net	20	1	—	(20)	1

Net income (loss)	$94	$1	$94	$(95)	$94

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended September 30, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$4	$278	$2,147	$(257)	$2,172
Cost of fuel, electricity and other products	(2)	187	432	(257)	360

Gross margin	6	91	1,715	—	1,812

Operating Expenses:
Operations and maintenance	—	50	97	—	147
Depreciation and amortization	—	8	24	1	33
Loss (gain) on sales of assets, net	3	(6)	(7)	—	(10)

Total operating expenses, net	3	52	114	1	170

Operating income (loss)	3	39	1,601	(1)	1,642
Equity earnings of subsidiaries	(1,651)	—	—	1,651	—
Other expense (income), net	22	—	(1)	(11)	10

Net income (loss)	$1,632	$39	$1,602	$(1,641)	$1,632

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Nine Months Ended September 30, 2009

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$(3)	$378	$1,898	$(445)	$1,828
Cost of fuel, electricity and other products	—	146	882	(445)	583

Gross margin	(3)	232	1,016	—	1,245

Operating Expenses:
Operations and maintenance	—	150	318	—	468
Depreciation and amortization	—	28	74	2	104
Impairment losses	—	14	—	—	14
Gain on sales of assets, net	(4)	(4)	(12)	—	(20)

Total operating expenses (income), net	(4)	188	380	2	566

Operating income (loss)	1	44	636	(2)	679
Equity earnings of subsidiaries	(727)	—	—	727	—
Other expense (income), net	62	2	2	(53)	13

Net income (loss)	$666	$42	$634	$(676)	$666

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Nine Months Ended September 30, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$4	$618	$2,065	$(606)	$2,081
Cost of fuel, electricity and other products	(2)	366	1,008	(606)	766

Gross margin	6	252	1,057	—	1,315

Operating Expenses:
Operations and maintenance	—	187	312	—	499
Depreciation and amortization	—	33	68	1	102
Loss (gain) on sales of assets, net	7	(24)	(9)	—	(26)

Total operating expenses, net	7	196	371	1	575

Operating income (loss)	(1)	56	686	(1)	740
Equity earnings of subsidiaries	(780)	—	—	780	—
Other expense (income), net	66	(1)	(3)	(35)	27

Net income (loss)	$713	$57	$689	$(746)	$713

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

At September 30, 2009

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$118	$—	$456	$—	$574
Funds on deposit	124	—	58	—	182
Receivables—nonaffiliate	—	1	491	—	492
Receivables—affiliate	—	57	25	(71)	11
Notes receivable—affiliate	21	116	—	(44)	93
Derivative contract assets—nonaffiliate	—	—	2,001	—	2,001
Derivative contract assets—affiliate	—	62	39	(101)	—
Inventories	—	31	224	—	255
Prepaid rent and other payments	—	16	113	—	129

Total current assets	263	283	3,407	(216)	3,737

Property, Plant and Equipment, net	—	463	2,991	131	3,585

Noncurrent Assets:
Goodwill, net	(799)	—	799	—	—
Intangible assets, net	—	34	140	—	174
Derivative contract assets—nonaffiliate	—	—	637	—	637
Derivative contract assets—affiliate	—	7	3	(10)	—
Prepaid rent	—	—	287	—	287
Debt issuance costs, net	25	—	—	—	25
Investments in subsidiaries	6,329	—	—	(6,329)	—
Other	—	14	23	—	37

Total noncurrent assets	5,555	55	1,889	(6,339)	1,160

Total Assets	$5,818	$801	$8,287	$(6,424)	$8,482

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$36	$—	$4	$—	$40
Notes payable—affiliate	24	20	—	(44)	—
Accounts payable and accrued liabilities	17	16	633	—	666
Payable to affiliate	—	32	75	(71)	36
Derivative contract liabilities—nonaffiliate	—	—	1,650	—	1,650
Derivative contract liabilities—affiliate	—	39	62	(101)	—
Other	—	8	6	—	14

Total current liabilities	77	115	2,430	(216)	2,406

Noncurrent Liabilities:
Long-term debt, net of current portion	1,188	—	22	—	1,210
Derivative contract liabilities—nonaffiliate	—	—	266	—	266
Derivative contract liabilities—affiliate	—	2	8	(10)	—
Other	—	32	15	—	47

Total noncurrent liabilities	1,188	34	311	(10)	1,523

Commitments and Contingencies
Member’s Equity	4,553	652	5,546	(6,198)	4,553

Total Liabilities and Member’s Equity	$5,818	$801	$8,287	$(6,424)	$8,482

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING BALANCE SHEETS

At December 31, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$101	$—	$253	$—	$354
Funds on deposit	123	—	73	—	196
Receivables—nonaffiliate	—	4	738	—	742
Receivables—affiliate	—	111	76	(177)	10
Notes receivable—affiliate	10	109	—	(26)	93
Derivative contract assets—nonaffiliate	—	—	2,582	—	2,582
Derivative contract assets—affiliate	—	92	86	(178)	—
Inventories	(2)	30	210	—	238
Prepaid rent and other payments	—	13	107	—	120

Total current assets	232	359	4,125	(381)	4,335

Property, Plant and Equipment, net	—	483	2,626	80	3,189

Noncurrent Assets:
Goodwill, net	(799)	—	799	—	—
Intangible assets, net	—	51	144	—	195
Derivative contract assets—nonaffiliate	—	—	585	—	585
Derivative contract assets—affiliate	—	2	—	(2)	—
Prepaid rent	—	—	258	—	258
Debt issuance costs, net	32	—	—	—	32
Investments in subsidiaries	5,700	—	—	(5,700)	—
Other	—	19	32	—	51

Total noncurrent assets	4,933	72	1,818	(5,702)	1,121

Total Assets	$5,165	$914	$8,569	$(6,003)	$8,645

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$42	$—	$3	$—	$45
Notes payable—affiliate	17	9	—	(26)	—
Accounts payable and accrued liabilities	—	24	765	—	789
Payable to affiliate	—	85	126	(177)	34
Derivative contract liabilities—nonaffiliate	—	—	2,268	—	2,268
Derivative contract liabilities—affiliate	—	86	92	(178)	—
Other	—	13	9	—	22

Total current liabilities	59	217	3,263	(381)	3,158

Noncurrent Liabilities:
Long-term debt, net of current portion	1,223	—	25	—	1,248
Derivative contract liabilities—nonaffiliate	—	—	244	—	244
Derivative contract liabilities—affiliate	—	—	2	(2)	—
Other	—	30	82	—	112

Total noncurrent liabilities	1,223	30	353	(2)	1,604

Commitments and Contingencies
Member’s Equity	3,883	667	4,953	(5,620)	3,883

Total Liabilities and Member’s Equity	$5,165	$914	$8,569	$(6,003)	$8,645

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2009

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash Flows provided by (used in):
Operating activities	$118	$55	$683	$(118)	$738
Investing activities	(58)	(79)	(436)	94	(479)
Financing activities	(43)	24	(44)	24	(39)

Net increase in cash and cash equivalents	17	—	203	—	220
Cash and cash equivalents, beginning of period	101	—	253	—	354

Cash and cash equivalents, end of period	$118	$—	$456	$—	$574

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2008

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash Flows provided by (used in):
Operating activities	$477	$94	$521	$(397)	$695
Investing activities	(39)	(100)	(422)	109	(452)
Financing activities	(521)	6	(164)	288	(391)

Net decrease in cash and cash equivalents	(83)	—	(65)	—	(148)
Cash and cash equivalents, beginning of period	224	—	473	—	697

Cash and cash equivalents, end of period	$141	$—	$408	$—	$549

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

A.	Mirant Americas Generation

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

Contra Costa Toll Extension

On September 2, 2009, Mirant Delta entered into an extension of its existing PPA with PG&E for Contra Costa units 6 and 7 from November 2011 through April 2013. At the end of the extension, and subject to any necessary regulatory approval, Mirant Delta has agreed to retire Contra Costa units 6 and 7, which began operations in 1964, in furtherance of state and federal policies to retire aging power plants that utilize once-through cooling technology. The Mirant Delta PPA extension is subject to approval by the CPUC.

Hedging Activities

We hedge economically a substantial portion of our Mid-Atlantic coal-fired baseload generation and certain of our Mid-Atlantic and Northeast gas and oil-fired generation through OTC transactions. However, we generally do not hedge our intermediate and peaking units for tenors greater than 12 months. A significant portion of our hedges are financial swap transactions between Mirant Mid-Atlantic and financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. At October 13, 2009, our aggregate hedge levels based on expected generation for each period were as follows:

	Aggregate Hedge Levels Based on Expected Generation
	2010	2011	2012	2013	2014
Power	86%	52%	48%	30%	22%
Fuel	78%	61%	32%	9%	—%

Legislation has been proposed in Congress to increase the regulation of transactions involving OTC derivatives. The proposed legislation provides that standardized swap transactions between dealers and large market participants would have to be cleared and must be traded on an exchange or electronic platform. Although the proposed legislation provides exclusions from the clearing and certain other requirements for market participants, such as Mirant, utilizing OTC derivatives to hedge commercial risks, such exclusions are the focus of debate and may not ultimately be part of any final legislation. Greater regulation of OTC derivatives could materially affect our ability to hedge economically our generation by reducing liquidity in the energy and commodity markets and, if we are required to clear such transactions on exchanges, by significantly increasing the collateral costs associated with such activities.

Capital Expenditures and Capital Resources

For the nine months ended September 30, 2009, we paid $465 million for capital expenditures, excluding capitalized interest, of which $336 million related to compliance with the Maryland Healthy Air Act. As of September 30, 2009, we have paid approximately $1.333 billion for capital expenditures related to compliance with the Maryland Healthy Air Act. Including amounts already spent to date, we expect to incur total capital expenditures of $1.674 billion to comply with the limitations on SO2, NOx and mercury emissions imposed by the Maryland Healthy Air Act.

The following table details the expected timing of payments for our estimated capital expenditures, excluding capitalized interest, for the remainder of 2009 and for 2010 (in millions):

	2009	2010
Maryland Healthy Air Act	$136	$205
Other environmental	12	20
Maintenance	58	116
Construction	2	29
Other	7	7

Total	$215	$377

The 2010 estimated capital expenditures for compliance with the Maryland Healthy Air Act include amounts that are withheld from progress payments under construction contracts and that will be paid after final completion of the project. As of September 30, 2009, we have a contract retention liability related to our compliance with the Maryland Healthy Air Act of $105 million, which is included in current accounts payable and accrued liabilities in our unaudited condensed consolidated balance sheet.

We expect that available cash, proceeds from redemption of preferred shares in Mirant Americas and future cash flows from operations will be sufficient to fund these capital expenditures.

Scrubber Operating Expenses

Our capital expenditures related to compliance with the Maryland Healthy Air Act include the installation of flue gas desulfurization emissions controls (“scrubbers”) at our Chalk Point, Dickerson and Morgantown coal-fired units. We expect to recognize additional variable costs associated with operating the scrubbers. Examples of these costs include limestone, water and chemicals used during the removal of SO2 emissions and also include handling and marketing related to the recyclable gypsum byproduct created during the scrubbing process. In addition, we expect to recognize higher depreciation expense because the scrubbers will be placed in service and we will begin depreciating the capitalized costs associated with them over the shorter of their expected life or the remaining lease term for the leased Dickerson and Morgantown generating units.

Commodity Prices

The prices for delivered natural gas in the third quarter of 2009 reached their lowest level in more than seven years. The energy gross margin from our baseload coal units was negatively affected by this price decline in two ways. First, the price of natural gas contributed to a decrease in power prices. However, we are generally economically neutral for that portion of the generation volumes that we have hedged because our realized gross margin will reflect the contractual prices of our power and fuel contracts. Second, the decrease in natural gas prices at times made it uneconomic for certain of our baseload coal-fired units to generate.

Granted Emissions Allowances

As a result of the capital expenditures we are incurring to comply with the requirements of the Maryland Healthy Air Act, we anticipate that we will have excess SO2 and NOx emissions allowances in future periods. We plan to continue to maintain some SO2 and NOx emissions allowances above those needed for our current expected generation in case our actual generation exceeds our current forecasts for future periods and for possible future additions of generating capacity. At September 30, 2009, the estimated fair value of our anticipated excess SO2 and NOx emissions allowances was approximately $58 million.

Results of Operations

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business.

In the tables below, the Mid-Atlantic region includes our Chalk Point, Dickerson, Morgantown and Potomac River facilities. The Northeast region includes our Bowline, Canal, Kendall and Martha’s Vineyard facilities. For the nine months ended September 30, 2008, the Northeast region also included the Lovett generating facility, which was shut down on April 19, 2008. The California region includes our Contra Costa, Pittsburg and Potrero facilities. Other Operations includes proprietary trading and fuel oil management activities. Other Operations also includes interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

Consolidated Financial Performance

We reported net income of $63 million and $1.597 billion for the three months ended September 30, 2009 and 2008, respectively. The change in net income is detailed as follows (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$466	$417	$49
Unrealized gross margin	(174)	1,395	(1,569)

Total gross margin	292	1,812	(1,520)

Operating Expenses:
Operations and maintenance—nonaffiliate	77	80	(3)
Operations and maintenance—affiliate	73	67	6
Depreciation and amortization	36	33	3
Impairment losses	14	—	14
Gain on sales of assets, net	(3)	(10)	7

Total operating expenses, net	197	170	27

Operating income	95	1,642	(1,547)
Total other expense, net	32	45	(13)

Net income	$63	$1,597	$(1,534)

The following discussion includes non-GAAP financial measures because we present our consolidated financial performance in terms of gross margin. Gross margin is our operating revenue less cost of fuel, electricity and other products, and excludes depreciation and amortization. We present gross margin, excluding depreciation and amortization, and realized gross margin separately from unrealized gross margin in order to be consistent with how we manage our business. Realized gross margin and unrealized gross margin are both non-GAAP financial measures. Realized gross margin represents our gross margin less unrealized gains and losses on derivative financial instruments for the periods presented. Conversely, unrealized gross margin is our unrealized gains and losses on derivative financial instruments for the periods presented. Management generally evaluates our operating results excluding the impact of unrealized gains and losses. None of our derivative financial instruments recorded at fair value are designated as hedges and changes in their fair values are therefore recognized currently in income as unrealized gains or losses. As a result, our financial results are, at times, volatile and subject to fluctuations in value primarily because of changes in forward electricity and fuel prices. Adjusting our gross margin to exclude unrealized gains and losses provides a measure of performance that eliminates the volatility created by significant shifts in market values between periods. However, our realized and unrealized gross margin may not be comparable to similarly titled non-GAAP financial measures used by other companies. We encourage our investors to review our unaudited condensed consolidated financial statements and other publicly filed reports in their entirety and not to rely on a single financial measure.

For the three months ended September 30, 2009, our realized gross margin increase of $49 million was principally a result of the following:

•

an increase of $175 million in realized value of hedges. In 2009, realized value of hedges was $247 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for fuel exceeded market prices for fuel. In 2008, realized value of hedges was $72 million, which reflects the amount by which market prices for fuel exceeded contract prices for fuel, offset in part by the amount by which market prices for power exceeded the settlement value of power contracts; partially offset by

•

a decrease of $123 million in energy, primarily as a result of a decrease in power prices, an increase in the cost of emissions allowances, including $12 million to comply with the RGGI during the three months ended September 30, 2009, and lower generation volumes. The lower generation volumes were a result of lower demand and decreases in natural gas prices which at times made it uneconomic for certain of our coal-fired units to generate. The decreases in energy gross margin were partially offset by a decrease in the price of fuel; and

•	a decrease of $3 million in contracted and capacity primarily related to a decrease in revenues from ancillary services as a result of a decrease in generation volumes and a decrease in power prices.

Our unrealized gross margin for both periods reflects the following:

•

unrealized losses of $174 million in 2009, which included unrealized losses of $233 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $59 million net increase in the value of hedges and trading contracts for future periods primarily related to decreases in forward power and natural gas prices; and

•

unrealized gains of $1.395 billion in 2008, which included a $1.126 billion net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices and unrealized gains of $269 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods.

Our operating expense increase of $27 million was primarily a result of a $14 million impairment loss on intangible assets related to our Potrero and Contra Costa generating facilities and a decrease of $7 million in gain on sales of assets. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to our impairments.

Other expense, net decreased $13 million for the three months ended September 30, 2009, and reflects lower interest expense as a result of lower outstanding debt and higher interest capitalized on projects under construction, partially offset by lower interest income as a result of lower interest rates on invested cash in 2009 compared to the same period in 2008.

Gross Margin Overview

The following tables detail realized and unrealized gross margin for the three months ended September 30, 2009 and 2008, by operating segments (in millions):

	Three Months Ended September 30, 2009
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$33	$3	$—	$36	$—	$72
Contracted and capacity	90	24	33	—	—	147
Realized value of hedges	214	33	—	—	—	247

Total realized gross margin	337	60	33	36	—	466
Unrealized gross margin	(124)	(26)	—	(24)	—	(174)

Total gross margin	$213	$34	$33	$12	$—	$292

	Three Months Ended September 30, 2008
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$148	$23	$1	$17	$6	$195
Contracted and capacity	93	23	34	—	—	150
Realized value of hedges	70	2	—	—	—	72

Total realized gross margin	311	48	35	17	6	417
Unrealized gross margin	1,318	7	—	70	—	1,395

Total gross margin	$1,629	$55	$35	$87	$6	$1,812

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

Operating Statistics

The following table summarizes Net Capacity Factor by region for the three months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Mid-Atlantic	32%	37%	(5)%
Northeast	9%	15%	(6)%
California	9%	7%	2%
Total	21%	25%	(4)%

The following table summarizes power generation volumes by region for the three months ended September 30, 2009 and 2008 (in gigawatt hours):

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2009	2008
Mid-Atlantic:
Baseload	3,401	4,046	(645)	(16)%
Intermediate	194	168	26	15%
Peaking	28	46	(18)	(39)%

Total Mid-Atlantic	3,623	4,260	(637)	(15)%

Northeast:
Baseload	378	198	180	91%
Intermediate	111	650	(539)	(83)%
Peaking	2	3	(1)	(33)%

Total Northeast	491	851	(360)	(42)%

California:
Intermediate	457	345	112	32%
Peaking	1	1	—	—%

Total California	458	346	112	32%

Total	4,572	5,457	(885)	(16)%

The total decrease in power generation volumes for the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, is primarily the result of the following:

Mid-Atlantic. A decrease in our Mid-Atlantic baseload generation as a result of a decrease in demand in 2009 compared to 2008, planned outages in 2009 and the decrease in natural gas prices which at times made it uneconomic for certain of our coal-fired units to generate.

Northeast. A decrease in our Northeast intermediate generation as a result of transmission upgrades in 2009 which reduced the demand for certain of our intermediate units, partially offset by an increase in our Northeast baseload generation as a result of an increase in market spark spreads.

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

The following table summarizes the results of operations of our Mid-Atlantic segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$33	$148	$(115)
Contracted and capacity	90	93	(3)
Realized value of hedges	214	70	144

Total realized gross margin	337	311	26
Unrealized gross margin	(124)	1,318	(1,442)

Total gross margin	213	1,629	(1,416)

Operating Expenses:
Operations and maintenance	104	96	8
Depreciation and amortization	25	23	2
Gain on sales of assets, net	(2)	(7)	5

Total operating expenses, net	127	112	15

Operating income	86	1,517	(1,431)
Total other expense, net	—	1	(1)

Net income	$86	$1,516	$(1,430)

Gross Margin

The increase of $26 million in realized gross margin was principally a result of the following:

•

an increase of $144 million in realized value of hedges. In 2009, realized value of hedges was $214 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for coal that we purchased under long-term agreements exceeded market prices for coal. In 2008, realized value of hedges was $70 million, which reflects the amount by which market prices for coal exceeded contract prices for coal that we purchased under long-term agreements, offset in part by the amount by which market prices for power exceeded the settlement value of power contracts; partially offset by

•

a decrease of $115 million in energy, primarily as a result of a decrease in power prices and an increase in the cost of emissions allowances, including $11 million to comply with the RGGI during the three months ended September 30, 2009, and lower generation volumes. The lower generation volumes were a result of lower demand and decreases in natural gas prices which at times made it uneconomic for certain of our coal-fired units to generate. The decreases in energy gross margin were partially offset by a decrease in the price of coal; and

•	a decrease of $3 million in contracted and capacity primarily related to a decrease in revenues from ancillary services as a result of a decrease in generation volumes and a decrease in power prices.

Our unrealized gross margin for both periods reflects the following:

•

unrealized losses of $124 million in 2009, which included unrealized losses of $188 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $64 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices; and

•

unrealized gains of $1.318 billion in 2008, which included an $1.077 billion net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices and unrealized gains of $241 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods.

Operating Expenses

The increase of $15 million in operating expenses was principally the result of the following:

•

an increase of $8 million in operations and maintenance expense primarily as a result of maintenance at our Morgantown facility in 2009 performed in conjunction with planned outages for the installation of pollution control equipment, increased labor costs related to the operation of our pollution control equipment and an increase in Maryland property taxes;

•	an increase of $2 million in depreciation and amortization expense related to assets that were placed in service; and

•	a decrease of $5 million in gain on sales of assets related to emissions allowances sold to third parties.

Northeast

Our Northeast segment is comprised of our three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW.

The following table summarizes the results of operations of our Northeast segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$3	$23	$(20)
Contracted and capacity	24	23	1
Realized value of hedges	33	2	31

Total realized gross margin	60	48	12
Unrealized gross margin	(26)	7	(33)

Total gross margin	34	55	(21)

Operating Expenses:
Operations and maintenance	26	33	(7)
Depreciation and amortization	4	5	(1)
Gain on sales of assets, net	(1)	(5)	4

Total operating expenses, net	29	33	(4)

Operating income	5	22	(17)
Total other income, net	—	(1)	1

Net income	$5	$23	$(18)

Gross Margin

The increase of $12 million in realized gross margin was principally a result of the following:

•

an increase of $31 million in realized value of hedges. In 2009, realized value of hedges was $33 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for fuel exceeded market prices for fuel. In 2008, realized value of hedges was $2 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for fuel exceeded market prices for fuel; and

•	an increase of $1 million in contracted and capacity primarily related to higher capacity prices in 2009; partially offset by

•

a decrease of $20 million in energy, primarily as a result of a decrease in power prices and a 42% decrease in generation volumes because of transmission upgrades in 2009, partially offset by lower fuel costs.

Our unrealized gross margin for both periods reflects the following:

•

unrealized losses of $26 million in 2009, which included unrealized losses of $32 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $6 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and fuel prices; and

•

unrealized gains of $7 million in 2008, which included unrealized gains of $5 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods and a $2 million net increase in the value of hedge contracts for future periods.

Operating Expenses

The decrease of $4 million in operating expenses included a decrease of $7 million in operations and maintenance expense primarily related to a decrease in property taxes related to the Lovett site and lower maintenance expense as a result of planned outages at the Canal generating facility in 2008, partially offset by a decrease of $4 million in gain on sales of assets related to emissions allowances sold to third parties.

California

Our California segment consists of the Contra Costa, Pittsburg and Potrero facilities with total net generating capacity of 2,347 MW.

The following table summarizes the results of operations of our California segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$—	$1	$(1)
Contracted and capacity	33	34	(1)

Total realized gross margin	33	35	(2)
Unrealized gross margin	—	—	—

Total gross margin	33	35	(2)

Operating Expenses:
Operations and maintenance	17	17	—
Depreciation and amortization	5	5	—
Impairment losses	14	—	14
Gain on sales of assets, net	—	(2)	2

Total operating expenses, net	36	20	16

Operating income (loss)	(3)	15	(18)
Total other expense, net	1	—	1

Net income (loss)	$(4)	$15	$(19)

Operating Expenses

The increase of $16 million in operating expenses was primarily a result of a $14 million impairment loss on intangible assets related to our Potrero and Contra Costa generating facilities during 2009 and a decrease of $2 million in gain on sales of assets related to emissions allowances sold to third parties in 2008. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to our impairment reviews.

Other Operations

Other Operations includes proprietary trading and fuel oil management activities, interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$36	$17	$19

Total realized gross margin	36	17	19
Unrealized gross margin	(24)	70	(94)

Total gross margin	12	87	(75)

Operating Expenses:
Operations and maintenance	3	1	2
Depreciation and amortization	2	—	2

Total operating expenses, net	5	1	4

Operating income	7	86	(79)
Total other expense, net	31	45	(14)

Net income (loss)	$(24)	$41	$(65)

Gross Margin

The increase of $19 million in realized gross margin was a result of a $27 million increase in gross margin from proprietary trading activities, partially offset by an $8 million decrease in gross margin from our fuel oil management activities. The increase in gross margin from proprietary trading activities was a result of higher realized value associated with power positions in 2009 as compared to 2008.

Our unrealized gross margin for both periods reflects the following:

•

unrealized losses of $24 million in 2009, which included unrealized losses of $13 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods and a $11 million net decrease in the value of contracts for future periods; and

•

unrealized gains of $70 million in 2008, which included a $47 million net increase in the value of contracts for future periods and unrealized gains of $23 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods.

Other Expense, Net

The decrease of $14 million in other expense, net was principally the result of the following:

•	a decrease of $12 million in interest expense primarily as a result of lower outstanding debt and higher interest capitalized on projects under construction; and

•	a decrease of $3 million in other expenses, net, primarily related to the loss on the 2008 purchase of Mirant Americas Generation senior notes due in 2011; partially offset by

•	a decrease of $1 million in interest income primarily related to lower interest rates on invested cash.

Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

Consolidated Financial Performance

We reported net income of $575 million and $600 million for the nine months ended September 30, 2009 and 2008, respectively. The change in net income is detailed as follows (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$1,179	$1,097	$82
Unrealized gross margin	66	218	(152)

Total gross margin	1,245	1,315	(70)

Operating Expenses:
Operations and maintenance—nonaffiliate	258	286	(28)
Operations and maintenance—affiliate	210	213	(3)
Depreciation and amortization	104	102	2
Impairment losses	14	—	14
Gain on sales of assets, net	(20)	(26)	6

Total operating expenses, net	566	575	(9)

Operating income	679	740	(61)
Total other expense, net	104	140	(36)

Net income	$575	$600	$(25)

For the nine months ended September 30, 2009, our realized gross margin increase of $82 million was principally a result of the following:

•

an increase of $418 million in realized value of hedges. In 2009, realized value of hedges was $507 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for fuel exceeded market prices for fuel. In 2008, realized value of hedges was $89 million, which reflects the amount by which market prices for fuel exceeded contract prices for fuel, partially offset by the amount by which market prices for power exceeded the settlement value of power contracts; and

•	an increase of $6 million in contracted and capacity primarily related to higher capacity prices in 2009; partially offset by

•

a decrease of $342 million in energy, primarily as a result of a decrease in power prices and an increase in the cost of emissions allowances, including $39 million to comply with the RGGI in 2009, and lower generation volumes. The lower generation volumes were a result of lower demand and decreases in natural gas prices which at times made it uneconomic for certain of our coal-fired units to generate. The decreases in energy gross margin were partially offset by a decrease in the price of fuel.

Our unrealized gross margin for both periods reflects the following:

•

unrealized gains of $66 million in 2009, which included a $552 million net increase in the value of hedge and trading contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by unrealized losses of $486 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized gains of $218 million in 2008, which included unrealized gains of $333 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods, partially offset by a $115 million net decrease in the value of hedge contracts for future periods primarily related to increases in forward power and natural gas prices.

Our operating expense decrease of $9 million was primarily a result of a decrease of $31 million in operations and maintenance expense, partially offset by $14 million of impairment losses in 2009 and a decrease of $6 million in gain on sales of assets, net. The decrease in operations and maintenance expense was primarily a result of the shutdown of the Lovett generating facility in April 2008 and a decrease in maintenance costs associated with planned outages at our Mid-Atlantic generating facilities during 2009 compared to 2008. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to our impairments.

Other expense, net decreased $36 million for the nine months ended September 30, 2009, and reflects lower interest expense as a result of lower outstanding debt and higher interest capitalized on projects under construction, partially offset by lower interest income as a result of lower interest rates on invested cash and lower average cash balances in 2009 compared to the same period in 2008.

Gross Margin Overview

The following tables detail realized and unrealized gross margin for the nine months ended September 30, 2009 and 2008, by operating segments (in millions):

	Nine Months Ended September 30, 2009
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$124	$21	$—	$112	$(3)	$254
Contracted and capacity	261	68	89	—	—	418
Realized value of hedges	473	34	—	—	—	507

Total realized gross margin	858	123	89	112	(3)	1,179
Unrealized gross margin	119	20	—	(73)	—	66

Total gross margin	$977	$143	$89	$39	$(3)	$1,245

	Nine Months Ended September 30, 2008
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$474	$65	$3	$48	$6	$596
Contracted and capacity	252	68	92	—	—	412
Realized value of hedges	62	27	—	—	—	89

Total realized gross margin	788	160	95	48	6	1,097
Unrealized gross margin	200	(3)	—	21	—	218

Total gross margin	$988	$157	$95	$69	$6	$1,315

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

Operating Statistics

The following table summarizes Net Capacity Factor by region for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Mid-Atlantic	32%	33%	(1)%
Northeast	11%	14%	(3)%
California	6%	4%	2%
Total	20%	22%	(2)%

The following table summarizes power generation volumes by region for the nine months ended September 30, 2009 and 2008 (in gigawatt hours):

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2009	2008
Mid-Atlantic:
Baseload	10,568	11,020	(452)	(4)%
Intermediate	333	352	(19)	(5)%
Peaking	64	134	(70)	(52)%

Total Mid-Atlantic	10,965	11,506	(541)	(5)%

Northeast:
Baseload	1,076	773	303	39%
Intermediate	683	1,565	(882)	(56)%
Peaking	2	4	(2)	(50)%

Total Northeast	1,761	2,342	(581)	(25)%

California:
Intermediate	846	634	212	33%
Peaking	2	21	(19)	(90)%

Total California	848	655	193	29%

Total	13,574	14,503	(929)	(6)%

The total decrease in power generation volumes for the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008, is primarily the result of the following:

Mid-Atlantic. A decrease in our Mid-Atlantic baseload generation as a result of a decrease in demand in 2009 compared to 2008 and a decrease in natural gas prices which at times made it uneconomic for certain of our coal-fired units to generate.

Northeast. A decrease in our Northeast intermediate generation as a result of transmission upgrades in 2009 which reduced the demand for certain of our intermediate units, partially offset by an increase in our Northeast baseload generation as a result of an increase in market spark spreads.

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

The following table summarizes the results of operations of our Mid-Atlantic segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$124	$474	$(350)
Contracted and capacity	261	252	9
Realized value of hedges	473	62	411

Total realized gross margin	858	788	70
Unrealized gross margin	119	200	(81)

Total gross margin	977	988	(11)

Operating Expenses:
Operations and maintenance	310	306	4
Depreciation and amortization	73	67	6
Gain on sales of assets, net	(12)	(9)	(3)

Total operating expenses, net	371	364	7

Operating income	606	624	(18)
Total other expense, net	2	1	1

Net income	$604	$623	$(19)

Gross Margin

The increase of $70 million in realized gross margin was principally a result of the following:

•

an increase of $411 million in realized value of hedges. In 2009, realized value of hedges was $473 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for coal that we purchased under long-term agreements exceeded market prices for coal. In 2008, realized value of hedges was $62 million, which reflects the amount by which market prices for coal exceeded contract prices for coal that we purchased under long-term agreements, partially offset by the amount by which market prices for power exceeded the settlement value of power contracts; and

•	an increase of $9 million in contracted and capacity primarily related to higher capacity prices in 2009; partially offset by

•

a decrease of $350 million in energy, primarily as a result of a decrease in power prices and an increase in the cost of emissions allowances, including $35 million to comply with the RGGI in 2009, and lower generation volumes. The lower generation volumes were a result of lower demand and decreases in natural gas prices which at times made it uneconomic for certain of our coal-fired units to generate. These decreases were partially offset by a decrease in the price of coal.

Our unrealized gross margin for both periods reflects the following:

•

unrealized gains of $119 million in 2009, which included a $498 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by unrealized losses of $379 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized gains of $200 million in 2008, which included unrealized gains of $307 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods, partially offset by a $107 million net decrease in the value of hedge contracts for future periods primarily related to increases in forward power and natural gas prices.

Operating Expenses

The increase of $7 million in operating expenses was primarily a result of the following:

•

an increase of $6 million in depreciation and amortization expense related to pollution control equipment for NOx emissions that were placed in service in 2008 as part of our compliance with the Maryland Healthy Air Act; and

•

an increase of $4 million in operations and maintenance expense primarily as a result of an increase in labor costs related to the operation of our pollution control equipment and an increase in Maryland property taxes, offset in part by a decrease in maintenance costs associated with a decrease in planned outages; partially offset by

•	an increase of $3 million in gain on sales of assets related to emissions allowances sold to third parties.

Northeast

Our Northeast segment is comprised of our three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW.

The following table summarizes the results of operations of our Northeast segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$21	$65	$(44)
Contracted and capacity	68	68	—
Realized value of hedges	34	27	7

Total realized gross margin	123	160	(37)
Unrealized gross margin	20	(3)	23

Total gross margin	143	157	(14)

Operating Expenses:
Operations and maintenance	93	130	(37)
Depreciation and amortization	13	15	(2)
Gain on sales of assets, net	(3)	(21)	18

Total operating expenses, net	103	124	(21)

Operating income	40	33	7
Total other income, net	—	(1)	1

Net income	$40	$34	$6

Gross Margin

The decrease of $37 million in realized gross margin was principally a result of the following:

•

a decrease of $44 million in energy, primarily as a result of a decrease in power prices, an increase in the cost of emissions allowances, including $4 million to comply with the RGGI in 2009, the shutdown of the Lovett generating facility in 2008 and a 25% decrease in generation volumes because of transmission upgrades, offset in part by lower fuel costs; partially offset by

•

an increase of $7 million in realized value of hedges. In 2009, realized value of hedges was $34 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for fuel exceeded market prices for fuel. In 2008, realized value of hedges was $27 million, which reflects the amount by which market prices for fuel exceeded contract prices for fuel and the amount by which the settlement value of power contracts exceeded market prices for power.

Our unrealized gross margin for both periods reflects the following:

•

unrealized gains of $20 million in 2009, which included a $60 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and fuel prices, partially offset by unrealized losses of $40 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized losses of $3 million in 2008, which included a $4 million net decrease from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $1 million net increase in the value of hedge contracts for future periods.

Operating Expenses

The decrease of $21 million in operating expenses included a decrease of $37 million in operations and maintenance expense primarily related to the shutdown of the Lovett generating facility in April 2008 and lower maintenance expense as a result of planned outages at the Canal generating facility in 2008, partially offset by a decrease of $18 million in gain on sales of assets related to emissions allowances sold to third parties.

California

Our California segment consists of the Contra Costa, Pittsburg and Potrero facilities with total net generating capacity of 2,347 MW.

The following table summarizes the results of operations of our California segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$—	$3	$(3)
Contracted and capacity	89	92	(3)

Total realized gross margin	89	95	(6)
Unrealized gross margin	—	—	—

Total gross margin	89	95	(6)

Operating Expenses:
Operations and maintenance	57	57	—
Depreciation and amortization	15	19	(4)
Impairment losses	14	—	14
Gain on sales of assets, net	(1)	(3)	2

Total operating expenses, net	85	73	12

Operating income	4	22	(18)
Total other expense, net	2	—	2

Net income	$2	$22	$(20)

Operating Expenses

The increase of $12 million in operating expenses was primarily a result of a $14 million impairment loss on intangible assets related to our Potrero and Contra Costa generating facilities during 2009. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to our impairment reviews.

Other Operations

Other Operations includes proprietary trading and fuel oil management activities, interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$112	$48	$64

Total realized gross margin	112	48	64
Unrealized gross margin	(73)	21	(94)

Total gross margin	39	69	(30)

Operating Expenses:
Operations and maintenance	8	6	2
Depreciation and amortization	3	1	2

Total operating expenses, net	11	7	4

Operating income	28	62	(34)
Total other expense, net	100	140	(40)

Net loss	$(72)	$(78)	$6

Gross Margin

The increase of $64 million in realized gross margin was a result of a $61 million increase in gross margin from proprietary trading activities and a $3 million increase in gross margin from our fuel oil management activities. The increase in gross margin from proprietary trading activities was a result of higher realized value associated with power positions in 2009 as compared to 2008.

Our unrealized gross margin for both periods reflects the following:

•

unrealized losses of $73 million in 2009, which included unrealized losses of $67 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods and a $6 million net decrease in the value of contracts for future periods; and

•

unrealized gains of $21 million in 2008, which included unrealized gains of $30 million from power and fuel contracts that settled during the period for which net unrealized losses had been recorded in prior periods, partially offset by a $9 million net decrease in the value of contracts for future periods.

Other Expense, Net

The decrease of $40 million in other expense, net was principally the result of the following:

•	a decrease of $42 million in interest expense primarily as a result of lower outstanding debt and higher interest capitalized on projects under construction; and

•	a loss of $8 million in 2008 related to the purchase of $200 million of Mirant Americas Generation senior notes due in 2011; partially offset by

•	a decrease of $10 million in interest income primarily related to lower interest rates on invested cash and lower average cash balances.

Financial Condition

Liquidity and Capital Resources

We expect that we have sufficient liquidity for our future operations, capital expenditures and to service our debt obligations. We regularly monitor our ability to finance the needs of our operating, investing and financing activities. See Note D to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional discussion of our debt.

Sources of Funds

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

The table below sets forth total cash, cash equivalents and availability under credit facilities of Mirant Americas Generation and its subsidiaries at September 30, 2009 and December 31, 2008 (in millions):

	At September 30, 2009	At December 31, 2008
Cash and Cash Equivalents:
Mirant Americas Generation	$19	$—
Mirant North America	274	229
Mirant Mid-Atlantic	300	125

Total cash and cash equivalents	593	354
Available under credit facilities	649	583

Total cash, cash equivalents and credit facilities availability	$1,242	$937

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2009 and December 31, 2008, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

Available under credit facilities at September 30, 2009 and December 31, 2008, reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy protection in October 2008, will not honor its $45 million commitment under the Mirant North America senior secured revolving credit facility. In addition, CIT Capital USA Inc. (“CIT Capital”) has outstanding a $50 million commitment under the Mirant North America senior secured revolving credit facility. CIT Capital is a subsidiary of the CIT Group Inc. (“CIT”) which, together with CIT Group Funding Company of Delaware LLC, filed voluntary petitions for bankruptcy on November 1, 2009, pursuant to an announced prepackaged plan of reorganization. None of the operating subsidiaries of CIT, including CIT Capital, was included in the bankruptcy filings and CIT has said that it expects all of its operating entities to continue operations during the pendency of the bankruptcy cases. If, however, CIT Capital were unable to honor its $50 million commitment under the Mirant North America senior secured revolving credit facility, our “Available under credit facilities” would be reduced by a corresponding amount.

Mirant Americas Generation is a holding company. The chart below is a summary representation of our capital structure and is not a complete organizational chart.

Except for existing cash on hand and, in the case of Mirant North America, borrowings and letters of credit under its credit facilities, the Mirant Americas Generation and Mirant North America holding companies are dependent for liquidity on the distributions and dividends of their subsidiaries, capital contributions received upon redemptions of preferred shares in Mirant Americas and, at their discretion, additional capital contributions from Mirant Corporation and Mirant Americas. The ability of Mirant North America and its subsidiary Mirant Mid-Atlantic to make distributions and pay dividends is restricted under the terms of Mirant North America’s debt agreements and Mirant Mid-Atlantic’s leveraged lease documentation, respectively. At September 30, 2009, Mirant North America had distributed to us all available cash that was permitted to be distributed under the terms of its debt agreements, leaving $574 million at Mirant North America and its subsidiaries. Of this amount, $300 million was held by Mirant Mid-Atlantic, which, as of September 30, 2009, met the tests under the leveraged lease documentation permitting it to make distributions to Mirant North America. After taking into account the financial results of Mirant North America for the nine months ended September 30, 2009, we expect Mirant North America will distribute approximately $116 million to us in November 2009. Although we expect Mirant North America to remain in compliance with its financial covenants in future periods, and to have sufficient liquidity and capital resources to meet its obligations, it is likely that it will be restricted from making distributions by the free cash flow requirements under the restricted payment test of its senior credit facility in future periods. The primary factor lowering the free cash flow calculation for Mirant North America is the significant capital expenditure program of Mirant Mid-Atlantic to install emissions controls at its Chalk Point, Dickerson and Morgantown coal-fired units to comply with the Maryland Healthy Air Act. Upon completion of its capital expenditure program, and after such expenditures no longer affect the calculation of its free cash flow, Mirant North America is expected to be able again to make distributions. We do not expect the liquidity effect of the potential restriction on distributions under the Mirant North America senior credit facility to be material given that the majority of our liquidity needs arise from the activities of Mirant North America and its subsidiaries, the restriction does not limit Mirant North America from making distributions to us to fund interest payments on our senior notes and Mirant Corporation has significant unrestricted cash and cash equivalents available, at its discretion, to make capital contributions to us and our subsidiaries.

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

Capital Expenditures. Our capital expenditures, excluding capitalized interest, for the nine months ended September 30, 2009, were $465 million. Our estimated capital expenditures, excluding capitalized interest, for the period October 1, 2009, through December 31, 2010, are $592 million. See “Capital Expenditures and Capital Resources” in this Item 2 for further discussion of our capital expenditures.

Cash Collateral and Letters of Credit. In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide cash collateral or letters of credit to access the transmission grid, to participate in power pools, to fund debt service and rent reserves and for other operating activities. Credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of September 30, 2009, we had approximately $88 million of posted cash collateral and $230 million of letters of credit outstanding primarily to support our asset management activities, trading activities, debt service and rent reserve requirements and other commercial arrangements. Our liquidity requirements are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility and credit terms with third parties.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds as of September 30, 2009 and December 31, 2008 (in millions):

	At September 30, 2009	At December 31, 2008
Cash collateral posted—energy trading and marketing	$48	$67
Cash collateral posted—other operating activities	40	43
Letters of credit—energy trading and marketing	54	76
Letters of credit—debt service and rent reserves	75	101
Letters of credit—other operating activities	101	117
Surety bonds—energy trading and marketing	—	25

Total	$318	$429

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

There were no significant changes to our debt obligations, off-balance sheet arrangements and contractual obligations as of September 30, 2009, from those presented in our 2008 Annual Report on Form 10-K.

Cash Flows

Continuing Operations

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities from continuing operations increased $64 million for the nine months ended September 30, 2009, compared to the same period in 2008, primarily as a result of the following:

•

Realized gross margin. An increase in cash provided of $103 million in 2009, compared to the same period in 2008, excluding an increase in non-cash lower of cost or market fuel inventory adjustments of

$21 million. See Results of Operations for additional discussion of our performance in 2009 compared to the same period in 2008;

•

Net accounts receivable and payable. An increase in cash provided of $67 million primarily related to a decrease in our net accounts receivable and payable as a result of a decrease in power prices in 2009 compared to the same period in 2008. In addition, the implementation in June 2009 of weekly settlements with PJM (in lieu of monthly settlements) has reduced the amount of outstanding receivables for the PJM market;

•

Other operating assets and liabilities. An increase in cash provided of $31 million related to changes in other operating assets and liabilities, including an $11 million increase in cash posted by counterparties;

•

Interest expense, net. A decrease in cash used of $27 million for interest expense, net reflecting lower interest expense from lower outstanding debt partially offset by lower interest income primarily as a result of lower interest rates on invested cash; and

•

Operating expense. A decrease in cash used related to lower operations and maintenance expense of $23 million. See “Results of Operations” for additional discussion of our performance in 2009 compared to the same period in 2008.

The decreases in cash used in and increases in cash provided by operating activities were partially offset by the following:

•	Inventories. An increase in cash used of $116 million as a result of higher inventory levels of coal and fuel oil, partially offset by lower market prices in 2009 as compared to 2008;

•

Funds on deposit. A decrease in cash provided of $48 million. In 2009, we had net cash collateral returned to us of $21 million, primarily as a result of decreases in forward energy prices. In 2008, we had net cash collateral returned to us of $69 million primarily related to the cash collateral account to support issuance of letters of credit under the Mirant North America senior secured term loan; and

•	Prepaid rent. An increase in cash used of $23 million because the scheduled rent payments for our Mirant Mid-Atlantic leveraged leases were higher for 2009 than 2008.

Investing Activities. Net cash used in investing activities from continuing operations increased by $9 million for the nine months ended September 30, 2009, compared to the same period in 2008. This difference was primarily a result of the following:

•

Capital expenditures. An increase in cash used of $38 million primarily related to our environmental capital expenditures for our Maryland generating facilities related to our compliance with the Maryland Healthy Air Act; and

•	Proceeds from the sales of assets. A decrease in cash provided of $5 million primarily related to sales of emissions allowances to third parties; partially offset by

•

Payments into restricted accounts. A decrease in cash used of $34 million as a result of funds placed in an escrow account in September 2008, to satisfy the conditions of Mirant Potomac River’s settlement agreement with the City of Alexandria, Virginia. See Note J to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information on Mirant Potomac River’s settlement agreement with the City of Alexandria, Virginia.

Financing Activities. Net cash provided by financing activities increased by $333 million for the nine months ended September 30, 2009, compared to the same period in 2008. This difference was primarily a result of the following:

•

Repayment of long-term debt—nonaffiliate. A decrease in cash used of $297 million for repayments and repurchases of debt, including $200 million for the 2008 purchase and retirement of Mirant Americas Generation senior notes due in 2011;

•	Distribution to member. A decrease in cash used of $187 million as a result of distributions in 2008. We made no distributions in 2009;

•

Redemption of preferred stock. An increase in cash provided of $53 million as result of the redemption of Series A preferred stock held by Mirant Mid-Atlantic. See Note F to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information;

•	Repayment of debt—affiliate. A decrease in cash used of $6 million as a result of the repayment in 2008; partially offset by

•

Capital contributions. A decrease in cash provided of $210 million as a result of contributions from Mirant Americas primarily for the purchase of our bonds in 2008. We received no contributions in 2009.

Discontinued Operations

Operating Activities. In 2008, net cash provided by operating activities from discontinued operations was a result of final working capital adjustments related to the 2007 dispositions of the Zeeland and Bosque natural gas-fired facilities and Mirant NY-Gen.

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

Contra Costa Toll Extension

Refer to “Contra Costa Toll Extension” above for Mirant Americas Generation.

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

The Mid-Atlantic region includes our Chalk Point, Dickerson, Morgantown and Potomac River facilities. The Northeast region includes our Bowline, Canal, Kendall and Martha’s Vineyard facilities. For the nine months ended September 30, 2008, the Northeast region also included the Lovett generating facility, which was shut down on April 19, 2008. The California region includes our Contra Costa, Pittsburg and Potrero facilities. Other Operations includes proprietary trading and fuel oil management activities, interest expense on our debt and interest income on our invested cash balances.

Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

Consolidated Financial Performance

We reported net income of $94 million and $1.632 billion for the three months ended September 30, 2009 and 2008, respectively. The change in net income is detailed as follows (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$466	$417	$49
Unrealized gross margin	(174)	1,395	(1,569)

Total gross margin	292	1,812	(1,520)

Operating Expenses:
Operations and maintenance—nonaffiliate	77	80	(3)
Operations and maintenance—affiliate	73	67	6
Depreciation and amortization	36	33	3
Impairment losses	14	—	14
Gain on sales of assets, net	(3)	(10)	7

Total operating expenses, net	197	170	27

Operating income	95	1,642	(1,547)
Total other expense, net	1	10	(9)

Net income	$94	$1,632	$(1,538)

The following discussion includes non-GAAP financial measures because we present our consolidated financial performance in terms of gross margin. Gross margin is our operating revenue less cost of fuel, electricity and other products, and excludes depreciation and amortization. We present gross margin, excluding depreciation and amortization, and realized gross margin separately from unrealized gross margin in order to be consistent with how we manage our business. Realized gross margin and unrealized gross margin are both non-GAAP financial measures. Realized gross margin represents our gross margin less unrealized gains and losses on derivative financial instruments for the periods presented. Conversely, unrealized gross margin is our unrealized gains and losses on derivative financial instruments for the periods presented. Management generally evaluates our operating results excluding the impact of unrealized gains and losses. None of our derivative financial instruments recorded at fair value are designated as hedges and changes in their fair values are therefore recognized currently in income as unrealized gains or losses. As a result, our financial results are, at times, volatile and subject to fluctuations in value primarily because of changes in forward electricity and fuel prices. Adjusting our gross margin to exclude unrealized gains and losses provides a measure of performance that eliminates the volatility created by significant shifts in market values between periods. However, our realized and unrealized gross margin may not be comparable to similarly titled non-GAAP financial measures used by other companies. We encourage our investors to review our unaudited condensed consolidated financial statements and other publicly filed reports in their entirety and not to rely on a single financial measure.

Refer to “Consolidated Financial Performance—Mirant Americas Generation” above for realized and unrealized gross margin and operating expenses, additional related details and variance explanations.

Other expense, net decreased $9 million for the three months ended September 30, 2009, and reflects lower interest expense as a result of lower outstanding debt and higher interest capitalized on projects under construction, partially offset by lower interest income as a result of lower interest rates on invested cash in 2009 compared to the same period in 2008.

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

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$36	$17	$19

Total realized gross margin	36	17	19
Unrealized gross margin	(24)	70	(94)

Total gross margin	12	87	(75)

Operating Expenses:
Operations and maintenance	3	1	2
Depreciation and amortization	2	—	2

Total operating expenses, net	5	1	4

Operating income	7	86	(79)
Total other expense, net	—	10	(10)

Net income	$7	$76	$(69)

Gross Margin

Refer to “Other Operations” in “Results of Operations—Mirant Americas Generation” above for our gross margin variance explanations.

Other Expense, Net

The decrease of $10 million in other expense, net was principally the result of the following:

•	a decrease of $11 million in interest expense primarily as a result of lower outstanding debt and higher interest capitalized on projects under construction; partially offset by

•	a decrease of $1 million in interest income primarily related to lower interest rates on invested cash.

Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

Consolidated Financial Performance

We reported net income of $666 million and $713 million for the nine months ended September 30, 2009 and 2008, respectively. The change in net income is detailed as follows (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$1,179	$1,097	$82
Unrealized gross margin	66	218	(152)

Total gross margin	1,245	1,315	(70)

Operating Expenses:
Operations and maintenance—nonaffiliate	258	286	(28)
Operations and maintenance—affiliate	210	213	(3)
Depreciation and amortization	104	102	2
Impairment losses	14	—	14
Gain on sales of assets, net	(20)	(26)	6

Total operating expenses, net	566	575	(9)

Operating income	679	740	(61)

Total other expense (income), net:
Nonaffiliate	13	28	(15)
Affiliate	—	(1)	1

Net income	$666	$713	$(47)

Refer to “Consolidated Financial Performance—Mirant Americas Generation” above for realized and unrealized gross margin and operating expenses, additional related details and variance explanations.

Other expense (income), net decreased $14 million for the nine months ended September 30, 2009, and reflects lower interest expense as a result of lower outstanding debt and higher interest capitalized on projects under construction, partially offset by lower interest income as a result of lower interest rates on invested cash and lower average cash balances in 2009 compared to the same period in 2008.

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

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Gross Margin:
Energy	$112	$48	$64

Total realized gross margin	112	48	64
Unrealized gross margin	(73)	21	(94)

Total gross margin	39	69	(30)

Operating Expenses:
Operations and maintenance	8	6	2
Depreciation and amortization	3	1	2

Total operating expenses, net	11	7	4

Operating income	28	62	(34)
Total other expense, net	9	27	(18)

Net income	$19	$35	$(16)

Gross Margin

Refer to “Other Operations” in “Results of Operations—Mirant Americas Generation” above for our gross margin variance explanations.

Other Expense, Net

The decrease of $18 million in other expense, net was principally the result of the following:

•	a decrease of $28 million in interest expense primarily as a result of lower outstanding debt and higher interest capitalized on projects under construction; partially offset by

•	a decrease of $10 million in interest income primarily related to lower interest rates on invested cash and lower average cash balances.

Financial Condition

Liquidity and Capital Resources

We expect that we have sufficient liquidity for our future operations, capital expenditures and to service our debt obligations. We regularly monitor our ability to finance the needs of our operating, investing and financing activities. See Note D to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional discussion of our debt.

Sources of Funds

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

The table below sets forth total cash, cash equivalents and availability under credit facilities of Mirant North America and its subsidiaries at September 30, 2009 and December 31, 2008 (in millions):

	At September 30, 2009	At December 31, 2008
Cash and Cash Equivalents:
Mirant North America	$274	$229
Mirant Mid-Atlantic	300	125

Total cash and cash equivalents	574	354
Available under credit facilities	649	583

Total cash, cash equivalents and credit facilities availability	$1,223	$937

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2009 and December 31, 2008, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

Available under credit facilities at September 30, 2009 and December 31, 2008, reflects a $45 million reduction as a result of the expectation that Lehman Commercial Paper, Inc., which filed for bankruptcy protection in October 2008, will not honor its $45 million commitment under the Mirant North America senior secured revolving credit facility. In addition, CIT Capital USA Inc. (“CIT Capital”) has outstanding a $50 million commitment under the Mirant North America senior secured revolving credit facility. CIT Capital is a subsidiary of the CIT Group Inc. (“CIT”) which, together with CIT Group Funding Company of Delaware LLC, filed voluntary petitions for bankruptcy on November 1, 2009, pursuant to an announced prepackaged plan of reorganization. None of the operating subsidiaries of CIT, including CIT Capital, was included in the bankruptcy filings and CIT has said that it expects all of its operating entities to continue operations during the pendency of the bankruptcy cases. If, however, CIT Capital were unable to honor its $50 million commitment under our senior secured revolving credit facility, our “Available under credit facilities” would be reduced by a corresponding amount.

Mirant North America is a holding company. The chart below is a summary representation of our capital structure and is not a complete organizational chart.

Except for existing cash on hand and borrowings and letters of credit under our credit facilities, as a holding company we are dependent for liquidity on the distributions and dividends of our subsidiaries, capital contributions received upon redemptions of preferred shares in Mirant Americas and, at their discretion, additional capital contributions from Mirant Corporation and Mirant Americas. Our ability and the ability of our subsidiary, Mirant Mid-Atlantic, to make distributions and pay dividends is restricted under the terms of our debt agreements and Mirant Mid-Atlantic’s leveraged lease documentation, respectively. At September 30, 2009, we had distributed to our parent, Mirant Americas Generation, all available cash that was permitted to be distributed under the terms of our debt agreements, leaving $574 million with us and our subsidiaries. Of this amount, $300 million was held by Mirant Mid-Atlantic, which, as of September 30, 2009, met the tests under the leveraged lease documentation permitting it to make distributions to us. After taking into account our financial results for the nine months ended September 30, 2009, we expect to distribute approximately $116 million to our parent, Mirant Americas Generation, in November 2009. Although we expect to remain in compliance with our financial covenants in future periods, and to have sufficient liquidity and capital resources to meet our obligations, it is likely that we will be restricted from making distributions by the free cash flow requirements under the restricted payment test of our senior credit facility in future periods. The primary factor lowering our free cash flow calculation is the significant capital expenditure program of Mirant Mid-Atlantic to install emissions controls at its Chalk Point, Dickerson and Morgantown coal-fired units to comply with the Maryland Healthy Air Act. Upon completion of our capital expenditure program, and after such expenditures no longer affect the calculation of our free cash flow, we expect to be able again to make distributions.

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

Capital Expenditures. Our capital expenditures, excluding capitalized interest, for the nine months ended September 30, 2009, were $465 million. Our estimated capital expenditures, excluding capitalized interest, for the period October 1, 2009, through December 31, 2010, are $592 million. See “Capital Expenditures and Capital Resources” above under Mirant Americas Generation for further discussion of our capital expenditures.

Cash Collateral and Letters of Credit. In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide cash collateral or letters of credit to access the transmission grid, to participate in power pools, to fund debt service and rent reserves and for other operating activities. Credit support includes cash collateral, letters of credit and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of September 30, 2009, we had approximately $88 million of posted cash collateral and $230 million of letters of credit outstanding primarily to support our asset management activities, trading activities, debt service and rent reserve requirements and other commercial arrangements. Our liquidity requirements are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility and credit terms with third parties.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds as of September 30, 2009 and December 31, 2008 (in millions):

	At September 30, 2009	At December 31, 2008
Cash collateral posted—energy trading and marketing	$48	$67
Cash collateral posted—other operating activities	40	43
Letters of credit—energy trading and marketing	54	76
Letters of credit—debt service and rent reserves	75	101
Letters of credit—other operating activities	101	117
Surety bonds—energy trading and marketing	—	25

Total	$318	$429

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

There were no significant changes to our debt obligations, off-balance sheet arrangements and contractual obligations as of September 30, 2009, from those presented in our 2008 Annual Report on Form 10-K.

Cash Flows

Continuing Operations

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities from continuing operations increased $44 million for the nine months ended September 30, 2009, compared to the same period in 2008, primarily as a result of the following:

•

Realized gross margin. An increase in cash provided of $103 million in 2009, compared to the same period in 2008, excluding an increase in non-cash lower of cost or market fuel inventory adjustments of $21 million. See Results of Operations for additional discussion of our performance in 2009 compared to the same period in 2008;

•

Net accounts receivable and payable. An increase in cash provided of $67 million primarily related to a decrease in our net accounts receivable and payable as a result of a decrease in power prices in 2009 compared to the same period in 2008. In addition, the implementation in June 2009 of weekly settlements with PJM (in lieu of monthly settlements) has reduced the amount of outstanding receivables for the PJM market;

•

Other operating assets and liabilities. An increase in cash provided of $25 million related to changes in other operating assets and liabilities, including an $11 million increase in cash posted by counterparties;

•

Operating expense. A decrease in cash used related to lower operations and maintenance expense of $23 million. See “Results of Operations” for additional discussion of our performance in 2009 compared to the same period in 2008; and

•

Interest expense, net. A decrease in cash used of $13 million for interest expense, net reflecting lower interest expense from lower outstanding debt partially offset by lower interest income primarily as a result of lower interest rates on invested cash.

The decreases in cash used in and increases in cash provided by operating activities were partially offset by the following:

•	Inventories. An increase in cash used of $116 million as a result of higher inventory levels of coal and fuel oil, partially offset by lower market prices in 2009 as compared to 2008;

•

Funds on deposit. A decrease in cash provided of $48 million. In 2009, we had net cash collateral returned to us of $21 million, primarily as a result of decreases in forward energy prices. In 2008, we had net cash collateral returned to us of $69 million primarily related to the cash collateral account to support issuance of letters of credit under the Mirant North America senior secured term loan; and

•	Prepaid rent. An increase in cash used of $23 million because the scheduled rent payments for our Mirant Mid-Atlantic leveraged leases were higher for 2009 than 2008.

Investing Activities. Net cash used in investing activities from continuing operations increased by $9 million for the nine months ended September 30, 2009, compared to the same period in 2008. This difference was primarily a result of the following:

•

Capital expenditures. An increase in cash used of $38 million primarily related to our environmental capital expenditures for our Maryland generating facilities related to our compliance with the Maryland Healthy Air Act; and

•	Proceeds from the sales of assets. A decrease in cash provided of $5 million primarily related to sales of emissions allowances to third parties; partially offset by

•

Payments into restricted accounts. A decrease in cash used of $34 million as a result of funds placed in an escrow account in September 2008, to satisfy the conditions of Mirant Potomac River’s settlement agreement with the City of Alexandria, Virginia. See Note J to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information on Mirant Potomac River’s settlement agreement with the City of Alexandria, Virginia.

Financing Activities. Net cash used in financing activities decreased by $352 million for the nine months ended September 30, 2009, compared to the same period in 2008. This difference was primarily a result of the following:

•	Distribution to member. A decrease in cash used of $181 million as a result of a $80 million distribution in 2009, as compared to a $261 million distribution for the same period in 2008;

•	Repayment of long-term debt—nonaffiliate. A decrease in cash used of $97 million for repayments;

•

Redemption of preferred stock. An increase in cash provided of $53 million as result of the redemption of Series A preferred stock held by Mirant Mid-Atlantic. See Note F to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information; and

•	Repayment of debt—affiliate. A decrease in cash used of $20 million as a result of the repayment in 2008.

Discontinued Operations

Operating Activities. In 2008, net cash provided by operating activities from discontinued operations was a result of final working capital adjustments related to the 2007 dispositions of the Zeeland and Bosque natural gas-fired facilities and Mirant NY-Gen.

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

Hedging Activities

We use derivative financial instruments, such as commodity forwards, futures, options and swaps, to manage our exposure to fluctuations in electric energy and fuel commodity prices. In addition, we hedge economically a substantial portion of our coal-fired baseload generation through OTC transactions. However, we generally do not hedge our intermediate and peaking units for tenors greater than 12 months. While some of our hedges are executed through our affiliate, Mirant Energy Trading, a significant portion of our hedges are financial swap transactions with counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. At October 13, 2009, our aggregate hedge levels based on expected generation for each period were as follows:

	Aggregate Hedge Levels Based on Expected Generation
	2010	2011	2012	2013	2014
Power	86%	53%	54%	34%	25%
Fuel	79%	64%	35%	10%	—%

Legislation has been proposed in Congress to increase the regulation of transactions involving OTC derivatives. The proposed legislation provides that standardized swap transactions between dealers and large market participants would have to be cleared and must be traded on an exchange or electronic platform. Although the proposed legislation provides exclusions from the clearing and certain other requirements for market participants, such as Mirant, utilizing OTC derivatives to hedge commercial risks, such exclusions are the focus of debate and may not ultimately be part of any final legislation. Greater regulation of OTC derivatives could materially affect our ability to hedge economically our generation by reducing liquidity in the energy and commodity markets and, if we are required to clear such transactions on exchanges, by significantly increasing the collateral costs associated with such activities.

Capital Expenditures and Capital Resources

For the nine months ended September 30, 2009, we paid $448 million for capital expenditures, of which $336 million related to compliance with the Maryland Healthy Air Act. As of September 30, 2009, we have paid approximately $1.333 billion for capital expenditures related to compliance with the Maryland Healthy Air Act. Including amounts already spent to date, we expect to incur total capital expenditures of $1.674 billion to comply with the limitations on SO2, NOx and mercury emissions imposed by the Maryland Healthy Air Act.

The following table details the expected timing of payments for our estimated capital expenditures, excluding capitalized interest, for the remainder of 2009 and for 2010 (in millions):

	2009	2010
Maryland Healthy Air Act	$136	$205
Other environmental	12	18
Maintenance	55	97
Construction	2	29
Other	6	5

Total	$211	$354

The 2010 estimated capital expenditures for compliance with the Maryland Healthy Air Act include amounts that are withheld from progress payments under construction contracts and that will be paid after final completion of the project. As of September 30, 2009, we have a contract retention liability related to our compliance with the Maryland Healthy Air Act of $105 million, which is included in current accounts payable and accrued liabilities in our unaudited condensed consolidated balance sheet.

We expect that available cash, proceeds from redemption of preferred shares in Mirant Americas and future cash flows from operations will be sufficient to fund these capital expenditures.

Scrubber Operating Expenses

Refer to “Scrubber Operating Expenses” above for Mirant Americas Generation.

Commodity Prices

Refer to “Commodity Prices” above for Mirant Americas Generation.

Granted Emissions Allowances

As a result of the capital expenditures we are incurring to comply with the requirements of the Maryland Healthy Air Act, we anticipate that we will have excess SO2 and NOx emissions allowances in future periods. We plan to continue to maintain some SO2 and NOx emissions allowances above those needed for our current expected generation in case our actual generation exceeds our current forecasts for future periods and for possible future additions of generating capacity. At September 30, 2009, the estimated fair value of our anticipated excess SO2 and NOx emissions allowances was approximately $32 million.

Results of Operations

Three Months Ended September 30, 2009 versus Three Months Ended September 30, 2008

Consolidated Financial Performance

We reported net income of $86 million and $1.516 billion for the three months ended September 30, 2009 and 2008, respectively. The change in net income is detailed as follows (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$337	$311	$26
Unrealized gross margin	(124)	1,318	(1,442)

Total gross margin	213	1,629	(1,416)

Operating Expenses:
Operations and maintenance—nonaffiliate	56	53	3
Operations and maintenance—affiliate	48	43	5
Depreciation and amortization	25	23	2
Gain on sales of assets, net	(2)	(7)	5

Total operating expenses, net	127	112	15

Operating income	86	1,517	(1,431)
Total other expense, net	—	1	(1)

Net income	$86	$1,516	$(1,430)

The following discussion includes non-GAAP financial measures because we present our consolidated financial performance in terms of gross margin. Gross margin is our operating revenue less cost of fuel, electricity and other products, and excludes depreciation and amortization. We present gross margin, excluding depreciation and amortization, and realized gross margin separately from unrealized gross margin in order to be consistent with how we manage our business. Realized gross margin and unrealized gross margin are both non-GAAP financial measures. Realized gross margin represents our gross margin less unrealized gains and losses on derivative financial instruments for the periods presented. Conversely, unrealized gross margin is our unrealized gains and losses on derivative financial instruments for the periods presented. Management generally evaluates our operating results excluding the impact of unrealized gains and losses. None of our derivative financial instruments recorded at fair value are designated as hedges and changes in their fair values are therefore recognized currently in income as unrealized gains or losses. As a result, our financial results are, at times, volatile and subject to fluctuations in value primarily because of changes in forward electricity and fuel prices. Adjusting our gross margin to exclude unrealized gains and losses provides a measure of performance that eliminates the volatility created by significant shifts in market values between periods. However, our realized and unrealized gross margin may not be comparable to similarly titled non-GAAP financial measures used by other companies. We encourage our investors to review our unaudited condensed consolidated financial statements and other publicly filed reports in their entirety and not to rely on a single financial measure.

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for realized and unrealized gross margin and operating expenses, additional related details and variance explanations.

Operating Statistics

Our Net Capacity Factor for the three months ended September 30, 2009, was 32% compared to 37% for the same period in 2008. Our power generation volume for the three months ended September 30, 2009 (in gigawatt hours) was 3,623 compared to 4,260 for the same period in 2008. See “Operating Statistics” in “Results of

Operations—Mirant Americas Generation” above for additional details on Net Capacity Factor and power generation volumes.

Gross Margin

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our realized and unrealized gross margin, additional related details and variance explanations.

Operating Expenses

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our operating expenses variance explanations.

Nine Months Ended September 30, 2009 versus Nine Months Ended September 30, 2008

Consolidated Financial Performance

We reported net income of $604 million and $623 million for the nine months ended September 30, 2009 and 2008, respectively. The change in net income is detailed as follows (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2009	2008
Realized gross margin	$858	$788	$70
Unrealized gross margin	119	200	(81)

Total gross margin	977	988	(11)

Operating Expenses:
Operations and maintenance—nonaffiliate	173	176	(3)
Operations and maintenance—affiliate	137	130	7
Depreciation and amortization	73	67	6
Gain on sales of assets, net	(12)	(9)	(3)

Total operating expenses, net	371	364	7

Operating income	606	624	(18)
Total other expense, net	2	1	1

Net income	$604	$623	$(19)

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for realized and unrealized gross margin and operating expenses, additional related details and variance explanations.

Operating Statistics

Our Net Capacity Factor for the nine months ended September 30, 2009, was 32% compared to 33% for the same period in 2008. Our power generation volume for the nine months ended September 30, 2009 (in gigawatt hours) was 10,965 compared to 11,506 for the same period in 2008. See “Operating Statistics” in “Results of Operations—Mirant Americas Generation” above for additional details on Net Capacity Factor and power generation volumes.

Gross Margin

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our realized and unrealized gross margin, additional related details and variance explanations.

Operating Expenses

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our operating expenses variance explanations.

Financial Condition

Liquidity and Capital Resources

We expect that we have sufficient liquidity for our future operations and capital expenditures. We regularly monitor our ability to finance the needs of our operating, investing and financing activities.

Sources of Funds

The principal sources of our liquidity are expected to be: (1) existing cash on hand and cash flows from our operations and the operations of our subsidiaries; (2) redemptions of the preferred shares in Mirant Americas; (3) at its discretion, capital contributions or advances from Mirant North America or letters of credit under its senior credit facilities; and (4) at their discretion, capital contributions from Mirant Corporation and Mirant Americas.

At September 30, 2009, we had $300 million of cash, which amount was available under the leveraged leases for distribution to Mirant North America.

The availability of capital contributions from Mirant Corporation and Mirant Americas and, from Mirant North America, capital contributions, advances or letters of credit under its senior credit facilities are subject to their discretion and such accommodations may not be available as a source of liquidity to Mirant Mid-Atlantic.

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2009 and December 31, 2008, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

Uses of Funds

Our requirements for liquidity and capital resources, other than for the day-to-day operation of our generating facilities, are significantly influenced by capital expenditures and payments under our leveraged leases.

Capital Expenditures. Our capital expenditures for the nine months ended September 30, 2009, were $448 million. Our estimated capital expenditures, excluding capitalized interest, for the period October 1, 2009, through December 31, 2010, are $565 million. See “Capital Expenditures and Capital Resources” above under Mirant Mid-Atlantic for further discussion of our capital expenditures.

Operating Leases. We lease the Dickerson and Morgantown baseload units and associated property through 2029 and 2034, respectively, and have an option to extend the leases. We are accounting for these leases as operating leases. Although there is variability in the scheduled payment amounts over the lease term, we recognize rent expense for these leases on a straight-line basis in accordance with the applicable accounting literature. Rent expense under our leases was $24 million and $72 million for the three and nine months ended September 30, 2009 and 2008, respectively.

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

There were no significant changes to our debt obligations, off-balance sheet arrangements and contractual obligations as of September 30, 2009, from those presented in our 2008 Annual Report on Form 10-K.

Cash Flows

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities increased $35 million for the nine months ended September 30, 2009, compared to the same period in 2008, primarily as a result of the following:

•

Realized gross margin. An increase in cash provided of $97 million in 2009, compared to the same period in 2008, excluding an increase in non-cash lower of cost or market fuel inventory adjustments of $27 million. See “Results of Operations” for additional discussion of our performance in 2009 compared to the same period in 2008; partially offset by

•	Prepaid rent. An increase in cash used of $23 million because the scheduled rent payments for our leveraged leases were higher for 2009 than 2008;

•	Inventories. An increase in cash used of $19 million primarily related to increased fuel volumes in 2009 compared to the same period in 2008; and

•	Other operating assets and liabilities. An increase in cash used of $20 million related to changes in other operating assets and liabilities.

Investing Activities. Net cash used in investing activities decreased by $3 million for the nine months ended September 30, 2009, compared to the same period in 2008. This difference was primarily a result of the following:

•

Payments into restricted accounts. A decrease in cash used of $34 million as a result of funds placed in an escrow account in September 2008, to satisfy the conditions of Mirant Potomac River’s settlement agreement with the City of Alexandria, Virginia. See Note J to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information on Mirant Potomac River’s settlement agreement with the City of Alexandria, Virginia;

•	Proceeds from the sales of assets. An increase in cash provided of $8 million related to sales of emissions allowances primarily to third parties; partially offset by

•

Capital expenditures. An increase in cash used of $39 million primarily related to our environmental capital expenditures for our Maryland generating facilities related to our compliance with the Maryland Healthy Air Act.

Financing Activities. Net cash provided by financing activities increased by $146 million for the nine months ended September 30, 2009, compared to the same period in 2008. This difference was primarily a result of the following:

•	Distribution to member. A decrease in cash used of $325 million as a result of distributions in 2008. We made no distributions in 2009;

•

Redemption of preferred stock. An increase in cash provided of $53 million as result of the redemption of Series A preferred stock of Mirant Americas. See Note F to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information; partially offset by

•	Capital contributions. A decrease in cash provided of $232 million as a result of contributions received from Mirant North America in 2008. We received no contributions in 2009.

Environmental and Regulatory Matters (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Regulation of Over-the-Counter Derivative Transactions. We hedge economically a substantial portion of our Mid-Atlantic coal-fired baseload generation and certain of our Mid-Atlantic and Northeast gas and oil-fired generation through OTC transactions. A significant portion of such hedges are financial swap transactions between Mirant Mid-Atlantic and financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. Legislation has been proposed in Congress to increase the regulation of transactions involving OTC derivatives. The proposed legislation sets out parallel regulatory frameworks for the regulation of swap markets, dealers, and major swap participants, with the authority to regulate such transactions being held jointly by the Commodity Futures Trading Commission (“CFTC”), which would have jurisdiction over swaps, and the Securities and Exchange Commission, which would have jurisdiction over security-based swaps. The proposed legislation provides that standardized swap transactions between dealers and large market participants would have to be cleared and must be traded on an exchange or electronic platform. Although the proposed legislation provides exclusions from the clearing and certain other requirements for market participants, such as Mirant, utilizing OTC derivatives to hedge commercial risks, such exclusions are the focus of debate and may not ultimately be part of any final legislation. Greater regulation of OTC derivatives could materially affect our ability to hedge economically our generation by reducing liquidity in the energy and commodity markets and, if we are required to clear such transactions on exchanges, by significantly increasing the collateral costs associated with such activities.

In addition to the proposed legislation, the CFTC has proposed designation of certain electricity contracts as significant price discovery contracts (“SPDCs”), including contracts traded on the Intercontinental Exchange based on CAISO and PJM West Hub locational marginal pricing. SPDC designation would subject these contracts to new more stringent requirements and could set a precedent for tighter requirements for other contracts.

PJM Reliability Pricing Model Forward Capacity Market. Our Mid-Atlantic facilities sell electricity into the markets operated by PJM. Load-serving entities within PJM are required to have adequate sources of generating capacity. Our facilities located in the Mid-Atlantic region that sell electricity into the PJM market participate in the reliability pricing model (the “RPM”) forward capacity market. On December 12, 2008, PJM filed with the FERC to revise elements of the RPM forward capacity market. PJM sought to implement these changes in time for the May 2009 annual auction for the provision of capacity from June 1, 2012, to May 31, 2013. We and others filed oppositions to the proposed changes with the FERC. On February 9, 2009, PJM, a coalition of PJM customers, and several state public service commissions filed a settlement agreement with the FERC that, if approved, would materially modify several provisions of the December 2008 filing to the detriment of suppliers in the RPM capacity auction. Under the FERC’s rules and regulations, any party to a contested proceeding may unilaterally file a settlement in that proceeding with the FERC. We and others filed comments opposing the settlement. On March 26, 2009, the FERC issued an order that accepted the majority of changes to elements of the RPM forward capacity market proposed in the December 2008 filing and rejected the majority of changes to elements of the RPM forward capacity market proposed in the February 2009 settlement filing. Other parties have sought rehearing of the FERC’s March 26, 2009, order. On August 14, 2009, the FERC issued an order granting limited requests for rehearing and clarification of the March 26, 2009, order but did not materially change its findings set forth in the March 26, 2009, order. No party sought judicial review of the FERC’s March 26 and August 14, 2009, orders.

Virginia CAIR Implementation. In April 2006, Virginia enacted legislation that, among other things, granted the Virginia State Air Pollution Control Board the discretion to prohibit electric generating facilities located in a non-attainment area from purchasing SO2 and NOx allowances to achieve compliance under the EPA’s CAIR. In the fourth quarter of 2007, the Virginia State Air Pollution Control Board approved regulations that it interprets as prohibiting the acquisition in any manner of SO2 and NOx allowances by facilities in non-attainment areas to satisfy the requirements of the CAIR as implemented by Virginia. Mirant Potomac River’s Potomac River facility is located in a non-attainment area for ozone. Thus, this Virginia regulation effectively caps the Potomac River facility’s SO2 and NOx emissions at amounts equal to the allowances allocated to the facility, which has constrained the facility’s operations. Mirant Potomac River challenged the legality of the regulations regarding the trading of NOx allowances in Virginia state court. In July 2008, the Circuit Court for the City of Richmond, Virginia issued a ruling dismissing that challenge, which ruling Mirant Potomac River appealed. On June 23, 2009, the Court of Appeals of Virginia issued an opinion reversing the circuit court, concluding that the Virginia

State Air Pollution Control Board exceeded its statutory authority in the Virginia regulation by prohibiting facilities in non-attainment areas from using allowances acquired by any form of transfer to satisfy the requirements of the CAIR, rather than limiting the prohibition to purchased allowances. On August 4, 2009, the Virginia Court of Appeals denied a request for rehearing filed by the Virginia State Air Pollution Control Board. The Virginia State Air Pollution Control Board petitioned the Virginia Supreme Court to review the decision by the Virginia Court of Appeals, and the Virginia Supreme Court denied that request on October 15, 2009.

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

In 2009, Mirant Americas Generation and Mirant North America expect to produce approximately 14.5 million tons of CO2 at their Maryland, Massachusetts and New York generating facilities. In 2009, Mirant Mid-Atlantic expects to produce approximately 13.2 million tons of CO2 at its Maryland generating facilities. The RGGI regulations require those facilities to obtain allowances to emit CO2 beginning in 2009. No allowances were granted to existing sources of such emissions. Instead, allowances have been made available for such facilities only by purchase through periodic auctions conducted quarterly or through subsequent purchase from a party that holds allowances sold through a quarterly auction process. The Maryland regulations implementing the RGGI, which were amended on May 8, 2009, also provide that if the allowance clearing price reaches or exceeds $7 per ton of CO2 in the auctions of allowances that occur during the first three years, Maryland will withhold the remainder of that year’s allowances from sale in any future auction during that calendar year and make those allowances available by direct sale to generators in Maryland. In this scenario, between 0 and 50% of Maryland’s allowances allocated for sale in that year may be made available for purchase by such generators. Any such allowances made available for each generator to purchase at $7 per ton will be in proportion to each generator’s annual average heat input during specified historical periods as compared to the total average input for all affected Maryland generators in existence at that time. In none of the auctions held to date has the price reached $7 per ton.

The fifth auction of allowances by the RGGI states was held on September 9, 2009. The clearing price for the approximately 28 million allowances sold in the auction allocated for use beginning in 2009 was $2.19 per ton. Allowances allocated for use beginning in 2012 were also made available, and the clearing price for the approximately 2 million of such allowances sold in the auction was $1.87 per ton. The allowances sold in this auction can be used for compliance in any of the RGGI states. Further auctions will occur quarterly through the end of the first compliance period in 2011, with the next auction scheduled for December 2, 2009.

Complying with the RGGI could have a material adverse effect upon Mirant Americas Generation’s, Mirant North America’s and Mirant Mid-Atlantic’s operations and their operating costs, depending upon the availability and cost of emissions allowances and the extent to which such costs may be offset by higher market prices to recover increases in operating costs caused by the RGGI.

In California, emissions of greenhouse gases are governed by California’s Global Warming Solutions Act (“AB 32”), which requires that statewide greenhouse gas emissions be reduced to 1990 levels by 2020. In December 2008, the California Air Resource Board (“CARB”) approved a Scoping Plan for implementing AB 32. The Scoping Plan requires that the CARB adopt a cap-and-trade regulation by January 2011 and that the cap and trade program begin in 2012. The CARB’s schedule for developing regulations to implement AB 32 is being coordinated with the schedule of the Western Climate Initiative (“WCI”) for development of a regional cap-and-trade program for greenhouse gas emissions. Through the WCI, California is working with six other western states and four Canadian provinces to coordinate and implement a regional cap-and-trade program. AB 32, and any plans, rules and programs approved to implement AB 32, could have a material adverse effect on how Mirant Americas Generation and Mirant North America operate their California facilities and the costs of operating the facilities.

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

In April 2009, the Maryland General Assembly passed the Greenhouse Gas Emissions Reduction Act of 2009 (the “Maryland Act”), which became effective in October 2009. The Maryland Act requires a reduction in greenhouse gas emissions in Maryland by 25% from 2006 levels by 2020. However, this provision of the Maryland Act is only in effect through 2016 unless a subsequent statutory enactment extends its effective period. The Maryland Act requires the MDE to develop a proposed implementation plan to achieve these reductions by the end of 2011 and to adopt a final plan by the end of 2012.

Various bills have been proposed in Congress to govern CO2 emissions from generating facilities. Also, in light of the United States Supreme Court ruling in Massachusetts v. EPA that greenhouse gases fit within the Clean Air Act’s definition of “air pollutant,” the EPA may also promulgate regulations regarding the emission of greenhouse gases. On April 17, 2009, the EPA issued a proposed determination under a portion of the Clean Air Act that regulates vehicles that greenhouse gases in the atmosphere endanger the public’s health and welfare through their contribution to climate change. In September 2009, the EPA promulgated a rule that requires owners of facilities in many sectors of the economy, including power generation, to report annually to the EPA the quantity and source of greenhouse gas emissions released from those facilities in the preceding year. Neither the proposed determination nor the rule requiring reporting seeks to restrict the emission of CO2, but Congress or the EPA will likely take action to regulate CO2 emissions within the next several years. The final form of such regulation will be influenced by political and economic factors and is uncertain at this time. Current proposals include a cap-and-trade system that would require us to purchase allowances for some or all of the CO2 emitted by our generating facilities. Although we expect that market prices for electricity would increase following such regulation and would allow us to recover a portion of the cost of these allowances, we cannot predict with any certainty the actual increases in costs such regulation could impose upon us or our ability to recover such cost increases through higher market rates for electricity, and such regulation could have a material adverse effect on our consolidated statements of operations, financial position and cash flows. Mirant Americas Generation and Mirant North America expect to produce approximately 16.2 million total tons of CO2 at their generating facilities in 2009. Mirant Mid-Atlantic expects to produce approximately 14.0 million total tons of CO2 at its generating facilities in 2009.

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

The accrual model is used to account for our revenues from the sale of energy, capacity and ancillary services. We recognize revenue when it has been earned and collection is probable as a result of electricity delivered or capacity available to customers pursuant to contractual commitments that specify volume, price and delivery requirements. Sales of energy are based on economic dispatch, or they may be ‘as-ordered’ by an ISO or RTO, based on member participation agreements, but without an underlying contractual commitment. ISO and RTO revenues and revenues for sales of energy based on economic dispatch are recorded on the basis of MWh delivered, at the relevant day-ahead or real-time prices.

The fair value model is used to measure fair value on a recurring basis for derivative energy contracts that are used to manage our exposure to commodity price risk or that are used in Mirant Americas Generation’s and Mirant North America’s proprietary trading and fuel oil management activities. We use a variety of derivative financial instruments, such as futures, forwards, swaps and option contracts, in the management of our business. Such derivative financial instruments have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Derivative financial instruments are reflected in our consolidated financial statements at fair value, with changes in fair value recognized currently in income unless they qualify for a scope exception pursuant to the accounting guidance. Management considers fair value techniques and valuation adjustments related to credit and liquidity to be critical accounting estimates. These estimates are considered significant because they are highly susceptible to change from period to period and are dependent on many subjective factors. The fair value of derivative financial instruments is included in derivative contract assets and liabilities in our condensed consolidated balance sheets. Transactions that are not accounted for using the fair value model under the accounting guidance for derivative financial instruments are either not derivatives or qualify for a scope exception and are accounted for under accrual accounting. We recognize inception gains and losses, for transactions at other than the bid price or ask price, immediately in income.

Key Assumptions and Approach Used. Determining the fair value of our derivatives is based largely on observable quoted prices from exchanges and independent brokers in active markets. We think that these prices represent the best available information for valuation purposes. For most delivery locations and tenors where we have positions, we receive multiple independent broker price quotes. If no active market exists, we estimate the fair value of certain derivative financial instruments using price extrapolation, interpolation and other quantitative methods. We have not identified any distressed market conditions that would alter our valuation techniques at September 30, 2009. Fair value estimates involve uncertainties and matters of significant judgment. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report explains the fair value hierarchy. Mirant Americas Generation’s and Mirant North America’s assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 2% of their total assets and less than 1% of their total liabilities measured at fair value at September 30, 2009. Mirant Mid-Atlantic’s assets classified as Level 3 in the fair value hierarchy represented less than 1% of its total assets and its liabilities measured at fair value classified as Level 3 were inconsequential.

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

Effect if Different Assumptions Used. The amounts recorded as revenue or cost of fuel, electricity and other products change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting, certain components of our financial statements, including gross margin, operating income and balance sheet ratios, are at times volatile and subject to fluctuations in value primarily as a result of changes in energy and fuel prices. Significant negative changes in fair value could require us to post additional collateral either in the form of cash or letters of credit. Because the fair value measurements of our material assets and liabilities are based on observable market information, there is not a significant range of values around the fair value estimate. For our derivative financial instruments that are measured at fair value using quantitative pricing models, a significant change in estimate could affect our results of operations and cash flows at the time contracts are ultimately settled. See Item 3. “Quantitative and Qualitative Disclosures about Market Risk” for further sensitivities in our assumptions used to calculate fair value. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on derivative financial instruments related to energy trading and marketing activities.

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

The accounting guidance related to impairments of long-lived assets requires management to recognize an impairment charge if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible asset is less than the carrying value of that asset. We evaluate our long-lived assets (property, plant and equipment) and definite-lived intangible assets for impairment whenever indicators of impairment exist or when we commit to sell the asset. These evaluations of long-lived assets and definite-lived intangible assets may result from significant decreases in the market price of an asset, a significant adverse change in the extent or manner in which an asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of an asset, as well as other economic or operational analyses. If the carrying amount is not recoverable, an impairment charge is recorded.

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

Mirant Bowline—Based on Mirant Americas Generation’s and Mirant North America’s current five-year forecast, Mirant Bowline is projected to operate at a net loss for the current year and to continue to have operating losses for the next several years. Therefore, Mirant Americas Generation and Mirant North America determined that their 1,139 MW Bowline generating facility should be evaluated for impairment in the second quarter. Mirant Americas Generation’s and Mirant North America’s estimates of the asset’s undiscounted future cash flows for purposes of their impairment analysis required significant judgments related to future property tax assessments of the asset. Mirant Americas Generation’s and Mirant North America’s estimates also included assumptions related to the future capacity and energy revenues their Bowline generating facility is projected to earn. Additionally, Mirant Americas Generation and Mirant North America assumed they would monetize excess emissions allowances by selling them. The sum of the probability weighted undiscounted cash flows through the facility’s estimated remaining useful life of 2027 exceeded the carrying value as of June 30, 2009. There were no additional events in the third quarter that required Mirant Americas Generation and Mirant North America to update their previous impairment analysis. As a result, Mirant Americas Generation and Mirant North America did not record an impairment charge for the nine months ended September 30, 2009. The carrying value of the Bowline generating facility represented approximately 4% of Mirant Americas Generation’s and Mirant North America’s total property, plant and equipment, net at September 30, 2009. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information related to Mirant Americas Generation’s and Mirant North America’s impairment analysis of the Bowline generating facility.

Mirant Potrero—In the third quarter of 2009, Mirant Potrero executed a settlement agreement with the City of San Francisco in which it agreed to shut down the Potrero facility when it is no longer needed for reliability, as determined by the CAISO. That settlement agreement must be approved by an ordinance adopted by the City of San Francisco before it becomes effective, which approval Mirant Potrero expects to occur in the fourth quarter of 2009. Mirant Potrero agreed in the settlement agreement to submit to the CAISO a notice of intent to shut down the facility as of December 31, 2010. The CAISO will make the final determination on when each of the units at the Potrero generating facility is no longer needed for reliability and may be shut down. As a result of the settlement agreement, Mirant Americas Generation and Mirant North America evaluated their 362 MW Potrero generating facility for impairment during the third quarter. Mirant Americas Generation and Mirant North America developed multiple scenarios for the future expected operations of the Potrero generating facility based on the settlement agreement and the expected timing of certain projects to ensure reliability of electricity supply for the City of San Francisco. One such project is the TransBay Cable, an underwater electric transmission cable in the San Francisco Bay that is expected to decrease the need for generating resources in the City of San Francisco, which we expect to become operational by mid-2010 and reduce the reliability need for our Potrero unit 3. Mirant Americas Generation’s and Mirant North America’s cash flows included assumptions about the future operating costs of the Potrero facility as well as the corresponding revenues to be received under an RMR agreement. Mirant Americas Generation and Mirant North America also obtained multiple appraisals to value the land. The sum of the probability weighted undiscounted cash flows for the Potrero generating facility exceeded the carrying value as of September 30, 2009. As a result, Mirant Americas Generation and Mirant North America did not record an impairment charge for the tangible assets at the Potrero generating facility for the three and nine months ended September 30, 2009. The carrying value of the Potrero generating facility represented approximately 1% of Mirant Americas Generation’s and Mirant North America’s total property, plant and equipment, net at September 30, 2009.

The asset group for Mirant Potrero included intangible assets recorded at Mirant California related to trading rights and development rights. As a result of certain terms included in the settlement agreement, Mirant Americas Generation and Mirant North America separately evaluated the trading and development rights associated with the Potrero generating facility for impairment and determined that both of these intangible assets were fully impaired as of September 30, 2009. Accordingly, Mirant Americas Generation and Mirant North America recognized an impairment loss of $9 million on their unaudited condensed consolidated statements of operations to write off the carrying value of the intangible assets related to the Potrero generating facility. See Note C to Mirant Americas Generation’s and Mirant North America’s unaudited condensed consolidated financial statements contained elsewhere in this report for further information related to our impairment analysis of the Potrero generating facility and related intangible assets.

Mirant Delta—On September 2, 2009, Mirant Delta entered into an agreement with PG&E to extend the existing tolling agreement for units 6 and 7 of the Contra Costa facility from November 2011 through April 2013. As part of the extension agreement, and subject to any necessary regulatory approval, Mirant Delta agreed to retire Contra Costa units 6 and 7. Mirant Americas Generation and Mirant North America evaluated the trading rights related to Mirant Delta’s Contra Costa generating facility for impairment during the third quarter of 2009 as a result of the retirement provisions in the extension of the tolling agreement. Since the Contra Costa generating facility is under contract with PG&E through the expected shutdown date of April 2013, they determined the intangible asset was fully impaired as of September 30, 2009. Mirant Americas Generation and Mirant North America recorded an impairment loss of $5 million on their unaudited condensed consolidated statements of operations to write off the carrying value of the trading rights related to the Contra Costa generating facility.

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

During 2009, NSTAR Electric completed planned upgrades to the SEMA transmission system. These upgrades are expected to reduce the need for the Canal generating facility to operate to maintain local reliability. The final phase of these transmission upgrades was completed in the third quarter of 2009. Mirant Americas Generation and Mirant North America will continue to monitor the effect of the transmission upgrades and other developments related to the Canal generating facility. The carrying value of the Canal generating facility represented approximately 5% of Mirant Americas Generation’s and Mirant North America’s total property, plant and equipment, net at September 30, 2009.

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

We are currently involved in certain legal proceedings. We estimate the range of liability through discussions with applicable legal counsel and analysis of case law and legal precedents. We record our best estimate of a loss, or the low end of our range if no estimate is better than another estimate within a range of estimates, when the loss is considered probable and can be reasonably estimated. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially affect our results of operations and the ultimate resolution may be materially different from the estimates that we make.

Recently Adopted Accounting Guidance

See Note A to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information related to our recently adopted accounting guidance.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

We are exposed to market risk, primarily associated with commodity prices. We also consider risks associated with interest rates and credit when valuing our derivative financial instruments.

Mirant Americas Generation and Mirant North America

The estimated net fair value of our derivative contract assets and liabilities was a net asset of $722 million at September 30, 2009. The estimated net fair value of our derivative contract assets and liabilities was a net asset of $87 million at September 30, 2008. The following tables provide a summary of the factors affecting the change in fair value of the derivative contract asset and liability accounts for the nine months ended September 30, 2009 and 2008, respectively (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of portfolio of assets and liabilities at January 1, 2009	$549	$106	$655
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	6	(109)	(103)
Roll off of previous values[2]	(419)	(67)	(486)
Purchases, issuances and settlements[3]	550	106	656

Fair value of portfolio of assets and liabilities at September 30, 2009	$686	$36	$722

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of portfolio of assets and liabilities at January 1, 2008[4]	$(133)	$4	$(129)
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value [1]	64	(10)	54
Roll off of previous values[2]	304	33	337
Purchases, issuances and settlements[3]	(165)	(10)	(175)

Fair value of portfolio of assets and liabilities at September 30, 2008	$70	$17	$87

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
[4]

Reflects our portfolio of derivative contract assets and liabilities at December 31, 2007, adjusted for a day one net gain of $1 million recognized upon adoption of the fair value measurements accounting guidance on January 1, 2008.

Mirant Mid-Atlantic

The estimated net fair value of our derivative contract assets and liabilities was a net asset of $645 million at September 30, 2009. The estimated net fair value of our derivative contract assets and liabilities was a net asset of $49 million at September 30, 2008. The following tables provide a summary of the factors affecting the change in fair value of the derivative contract asset and liability accounts for the nine months ended September 30, 2009 and 2008, respectively (in millions):

Asset Management
Fair value of portfolio of assets and liabilities at January 1, 2009	$526
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	(29)
Roll off of previous values[2]	(379)
Purchases, issuances and settlements[3]	527

Fair value of portfolio of assets and liabilities at September 30, 2009	$645

Asset Management
Fair value of portfolio of assets and liabilities at January 1, 2008[4]	$(150)
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	63
Roll off of previous values[2]	307
Purchases, issuances and settlements[3]	(171)

Fair value of portfolio of assets and liabilities at September 30, 2008	$49

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
[4]

Reflects our portfolio of derivative contract assets and liabilities at December 31, 2007, adjusted for a day one net gain of $3 million recognized upon adoption of the fair value measurements accounting guidance on January 1, 2008.

The tables above do not include long-term coal agreements that are not required to be recorded at fair value under the accounting guidance for derivative financial instruments. See “Long-Term Coal Agreement Risk” for further discussion later in this section.

We did not elect the fair value option for any financial instruments under the accounting guidance. However, we do transact using derivative financial instruments, which are required to be recorded at fair value under the accounting guidance related to derivative financial instruments in our unaudited condensed consolidated balance sheets.

Counterparty Credit Risk

The valuation of our derivative contract assets is affected by the default risk of the counterparties with which we transact. Mirant Americas Generation and Mirant North America recognized a reserve, which is reflected as a reduction of their derivative contract assets, related to counterparty credit risk of $16 million and $52 million at September 30, 2009 and December 31, 2008, respectively. Mirant Mid-Atlantic recognized a reserve, which is reflected as a reduction of its derivative contract assets, related to counterparty credit risk of $16 million and $51 million at September 30, 2009 and December 31, 2008, respectively.

We have historically calculated the credit reserve for all of our derivative contract assets considering our current exposure, net of the effect of credit enhancements, and potential loss exposure from the financial commitments in our risk management portfolio, and applied historical default probabilities using current credit ratings of our counterparties. In accordance with the fair value measurements accounting guidance, we calculate the credit reserve through consideration of observable market inputs, when available. Our non-collateralized power hedges entered into by Mirant Mid-Atlantic with our major trading partners, which represent 69% of the net notional position for Mirant Americas Generation and Mirant North America and 72% of the net notional position for Mirant Mid-Atlantic at September 30, 2009, are senior unsecured obligations of Mirant Mid-Atlantic and the counterparties, and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. We calculate a credit reserve using published spreads on credit default swaps for our counterparties applied to our current exposure and potential loss exposure from the financial commitments in our risk management portfolio. Potential loss exposure is calculated as our current exposure plus a calculated VaR over the remaining life of the contracts. We apply a similar approach to calculate the fair value of our coal contracts that are not included in derivative contract assets and liabilities in the condensed consolidated balance sheets and which also do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in coal prices. We do not, however, transact in credit default swaps or any other credit derivative. An increase of 10% in the spread of credit default swaps of our major trading partners for our non-collateralized power hedges entered into by Mirant Mid-Atlantic would result in an increase of $2 million in the credit reserve of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic as of September 30, 2009. An increase of 10% in the spread of credit default swaps of our coal suppliers would result in an increase of less than $1 million in the credit reserve for Mirant Americas Generation’s, Mirant North America’s and Mirant Mid-Atlantic’s long-term coal agreements that are not included in derivative contract assets and liabilities in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2009.

The default risk for the remainder of the portfolio is generally offset by cash collateral or other credit enhancements. For the remainder of our risk management portfolio, we use published historical default probabilities to calculate a credit reserve applied to our current exposure, net of the effect of credit enhancements, and potential loss exposure from the financial commitments. Potential loss exposure is calculated as our current exposure plus a calculated five-day VaR. An increase in counterparty credit risk could affect the ability of our counterparties to deliver on their obligations to us. As a result, we may require our counterparties to post additional collateral or provide other credit enhancements. A downgrade of one notch in the average credit rating of our counterparties in this portion of the portfolio would have an immaterial effect on Mirant Americas Generation’s, Mirant North America’s and Mirant Mid-Atlantic’s credit reserve as of September 30, 2009. For Mirant Mid-Atlantic, the potential loss exposure does not include the effect of a credit downgrade on exposure with affiliates.

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

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic Credit Risk

In valuing our derivative contract liabilities, we apply a valuation adjustment for non-performance, which is based on the probability of our default. We determine this non-performance adjustment value by multiplying our liability exposure, including outstanding balances for realized transactions, unrealized transactions and the effect of credit enhancements, by the one-year probability of our default based on the current credit ratings of the Companies. The one-year probability of default rate considers the tenor of our portfolio and the correlation of default between counterparties within our industry. The Companies non-performance adjustments related to their credit risk at September 30, 2009, were immaterial. A downgrade of one notch in the credit ratings of the Companies would have an effect of less than $1 million on Mirant Americas Generation’s, Mirant North America’s or Mirant Mid-Atlantic’s unaudited condensed consolidated statements of operations as of September 30, 2009.

Broker Quotes

In determining the fair value of our derivative contract assets and liabilities, we use third-party market pricing where available. We consider active markets to be those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Our transactions in Level 1 of the fair value hierarchy primarily consist of natural gas and crude oil futures traded on the NYMEX and swaps cleared against NYMEX prices. For these transactions, we use the unadjusted published settled prices on the valuation date. Our transactions in Level 2 of the fair value hierarchy typically include non-exchange-traded derivatives such as OTC forwards, swaps and options. We value these transactions using quotes from independent brokers or other widely accepted valuation methodologies. Transactions are classified in Level 2 if substantially all (greater than 90%) of the fair value can be corroborated using observable market inputs such as transactable broker quotes. In accordance with the exit price objective under the fair value measurements accounting guidance, the fair value of our derivative contract assets and liabilities is determined using bid prices for our assets and ask prices for liabilities. The quotes that we obtain from brokers are non-binding in nature, but are from brokers that typically transact in the market being quoted and are based on their knowledge of market transactions on the valuation date. We typically obtain multiple broker quotes on the valuation date for each delivery location that extend for the tenor of our underlying contracts. The number of quotes that we can obtain depends on the relative liquidity of the delivery location on the valuation date. If multiple broker quotes are received for a contract, we use an average of the quoted bid or ask prices. If only one broker quote is received for a delivery location and it cannot be validated through other external sources, we will assign the quote to a lower level within the fair value hierarchy. In some instances, we may combine broker quotes for a liquid delivery hub with broker quotes for the price spread between the liquid delivery hub and the delivery location under the contract. We also may apply interpolation techniques to value monthly strips if broker quotes are only available on a seasonal or annual basis. We perform validation procedures on the broker quotes at least on a monthly basis. The validation procedures include reviewing the quotes for accuracy and comparing them to our internal price curves. In certain instances, we may discard a broker quote if it is a clear outlier and multiple other quotes are obtained. At September 30, 2009, the Companies obtained broker quotes for 100% of their delivery locations classified in Level 2 of the fair value hierarchy.

Inactive markets are considered those markets with few transactions, non-current pricing or prices that vary over time or among market makers. Our transactions in Level 3 of the fair value hierarchy may involve transactions whereby observable market data, such as broker quotes, are not available for substantially all of the tenor of the contract or we are only able to obtain indicative broker quotes that cannot be corroborated by observable market data. In such cases, we may apply valuation techniques such as extrapolation to determine fair value. Proprietary models may also be used to determine the fair value of certain of our derivative contract assets and liabilities that may be structured or otherwise tailored. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. At September 30, 2009, Mirant Americas Generation’s and Mirant North America’s assets and liabilities classified as Level 3 in the fair value hierarchy represented approximately 2% of their total assets and less than 1% of their total liabilities measured at fair value. At September 30, 2009, Mirant Mid-Atlantic’s assets classified as Level 3 in the fair value hierarchy represented less than 1% of its total assets. At September 30, 2009, Mirant Mid-Atlantic’s liabilities measured at fair value classified as Level 3 were inconsequential. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further explanation of the fair value hierarchy.

Interest Rate Risk

Fair Value Measurement

We are also subject to interest rate risk when determining the fair value of our derivative contract assets and liabilities. The nominal value of our derivative contract assets and liabilities is also discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of our transactions. An increase of 100 basis points in the average LIBOR rate would result in a decrease of $3 million to Mirant Americas Generation’s and Mirant North America’s derivative contract assets and a decrease of $2 million to Mirant Americas Generation’s and Mirant North America’s derivative contract liabilities at September 30, 2009. An increase of 100 basis points in the average LIBOR rate would result in a decrease of $2 million to Mirant Mid-Atlantic’s derivative contract assets and a decrease of $1 million to Mirant Mid-Atlantic’s derivative contract liabilities at September 30, 2009.

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

Long-Term Coal Agreement Risk

Our coal supply comes primarily from the Central Appalachian and Northern Appalachian coal regions. Mirant Americas Generation and Mirant North America enter into contracts of varying tenors to secure appropriate quantities of fuel that meet the varying specifications of their generating facilities. For Mirant Americas Generation’s and Mirant North America’s coal-fired generating facilities, they purchase coal from a variety of suppliers under contracts with varying lengths, some of which extend to 2013. Most of Mirant Americas Generation’s and Mirant North America’s coal contracts are not required to be recorded at fair value under the accounting guidance for derivative financial instruments. As such, these contracts are not included in derivative contract assets and liabilities in the accompanying condensed consolidated balance sheets. Mirant Mid-Atlantic’s coal supply is procured through long-term coal agreements entered into on its behalf by its affiliate, Mirant Energy Trading. See Note F to the unaudited condensed consolidated financial statements contained elsewhere in this report for further information. As of September 30, 2009, the estimated net fair value of these long-term coal agreements was approximately $(171) million.

In addition, we have non-performance risk associated with our long-term coal agreements. There is risk that our coal suppliers may not provide the contractual quantities on the dates specified within the agreements or the deliveries may be carried over to future periods. If our coal suppliers do not perform in accordance with the agreements, we may have to procure coal in the market to meet our needs, or power in the market to meet our obligations. In addition, a number of the coal suppliers do not currently have an investment grade credit rating and, accordingly, we may have limited recourse to collect damages in the event of default by a supplier. We seek to mitigate this risk through diversification of coal suppliers and through guarantees. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers. Non-performance or default risk by our coal suppliers could have a material adverse effect on our future results of operations, financial condition and cash flows. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further explanation of these agreements and our credit concentration tables.

For a further discussion of market risks, our risk management policy and our use of VaR to measure some of these risks, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Annual Report on Form 10-K.

Item 4.	Controls and Procedures (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2009. Based upon this assessment, our management concluded that, as of September 30, 2009, the design and operation of these disclosure controls and procedures were effective.

Appearing as exhibits to this report are the certifications of the Chief Executive Officer and the Chief Financial Officer required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

There have been no changes in the Companies’ internal control over financial reporting that have occurred during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Companies’ internal control over financial reporting.

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

Item 6.	Exhibits (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

(a)	Exhibits.

Mirant Americas Generation

Exhibit No.	Exhibit Name
3.1	Certificate of Formation for Mirant Americas Generation, LLC, filed with the Delaware Secretary of State on November 1, 2001 (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form 10-Q filed November 9, 2001)

3.2	Amended and Restated Limited Liability Company Agreement for Mirant Americas Generation, LLC dated January 3, 2006 (Incorporated herein by reference to Exhibit 3.2 Registrant’s
Form 10-Q filed November 13, 2006)

4.1	Mirant Americas Generation agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of Mirant Americas Generation and all of its consolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

10.1*†	Engineering, Procurement and Construction Agreement, dated as of July 30, 2007, between Mirant Mid-Atlantic, LLC, Mirant Chalk Point, LLC and Stone & Webster, Inc.

10.2*	Mirant North America, LLC—Credit Agreement with Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A

31.1A1*	Certification of the Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2A4*	Certification of the Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1A1*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

32.2A4*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits filed herewith.
†	The Registrant has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Mirant North America

Exhibit No.	Exhibit Name
3.1	Certificate of Formation of Mirant North America, LLC (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form S-4 filed June 5, 2006)

3.2	Limited Liability Company Agreement of Mirant North America, LLC (Incorporated herein by reference to Exhibit 3.2 to Registrant’s Form S-4 filed June 5, 2006)

3.3	Certificate of Incorporation of MNA Finance Corp. (Incorporated herein by reference to Exhibit 3.3 to Registrant’s Form S-4 filed June 5, 2006)

3.4	Bylaws of MNA Finance Corp. (Incorporated herein by reference to Exhibit 3.4 to Registrant’s Form S-4 filed June 5, 2006)

4.1	Mirant North America agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of Mirant North America and all of its consolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

10.1*†	Engineering, Procurement and Construction Agreement, dated as of July 30, 2007, between Mirant Mid-Atlantic, LLC, Mirant Chalk Point, LLC and Stone & Webster, Inc.

10.2*	Mirant North America, LLC—Credit Agreement with Deutsche Bank Securities Inc., Goldman Sachs Credit Partners L.P., and JPMorgan Chase Bank, N.A

31.1A2*	Certification of the Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2A5*	Certification of the Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1A2*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

32.2A5*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits filed herewith.
†	The Registrant has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

Mirant Mid-Atlantic

Exhibit No.	Exhibit Name
3.1	Certificate of Formation of Southern Energy Mid-Atlantic, LLC (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Form S-4 in Registration No. 333-61668)

3.2	Amended and Restated Limited Liability Company Agreement of Mirant Mid-Atlantic, LLC, dated as of January 3, 2006 (Incorporated herein by reference to Exhibit 3.2 to Registrant’s
Form 10-Q filed November 13, 2006)

4.1	Mirant Mid-Atlantic agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of Mirant Mid-Atlantic.

10.1*†	Engineering, Procurement and Construction Agreement, dated as of July 30, 2007, between Mirant Mid-Atlantic, LLC, Mirant Chalk Point, LLC and Stone & Webster, Inc.

31.1A3*	Certification of the Chief Executive Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

31.2A6*	Certification of the Chief Financial Officer Pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a))

32.1A3*	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

32.2A6*	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits filed herewith.
†	The Registrant has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mirant Americas Generation, LLC

Date: November 5, 2009	By:	/S/ ANGELA M. NAGY
Angela M. Nagy
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mirant North America, LLC

Date: November 5, 2009	By:	/S/ ANGELA M. NAGY
Angela M. Nagy
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mirant Mid-Atlantic, LLC

Date: November 5, 2009	By:	/S/ ANGELA M. NAGY
Angela M. Nagy
Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)