Form 10-Q
period 2010-09-30
MIRANT MID ATLANTIC LLC; MIRANT AMERICAS GENERATION LLC; Mirant North America, LLC
filed 2010-11-05
CIK 1138258, 1140761, 1364085

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Dodd-Frank Act—The Dodd-Frank Wall Street Reform and Consumer Protection Act.

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

GenOn Escrow—GenOn Escrow Corporation.

Gross Margin—Operating revenue less cost of fuel, electricity and other products, excluding depreciation and amortization.

Hart-Scott-Rodino Act—Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

i

Hudson Valley Gas—Hudson Valley Gas Corporation.

IBEW—International Brotherhood of Electrical Workers.

Intermediate Generating Units—Units that meet system requirements that are greater than baseload and less than peaking.

ISO—Independent System Operator.

LIBOR—London InterBank Offered Rate.

LTSA—Long-term service agreement.

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

Mirant Marsh Landing—Mirant Marsh Landing, LLC.

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

ii

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

•

environmental regulations (including the cumulative effect of many such regulations) that restrict our ability or render it uneconomic to operate our plants, including regulations related to the emission of CO2 and other greenhouse gases;

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

•

increased credit standards, margin requirements, market volatility or other market conditions that could increase our obligations to post collateral beyond amounts that are expected, including additional collateral costs associated with OTC hedging activities as a result of new or proposed rules and regulations governing derivative financial instruments, including those resulting from the Dodd-Frank Act;

•

our inability to access effectively the OTC and exchange-based commodity markets or changes in commodity market conditions and liquidity, including as a result of new or proposed rules and regulations governing derivative financial instruments, including those resulting from the Dodd-Frank Act, which may affect our ability to engage in asset management and, for Mirant Americas Generation and Mirant North America, proprietary trading and fuel oil management activities as expected, or result in material gains or losses from open positions;

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

•

the expected timing and likelihood of completion of Mirant’s proposed merger with RRI Energy, including the timing, receipt and terms and conditions of required governmental and regulatory approvals that may reduce anticipated benefits or cause the parties to abandon the merger; the diversion of management’s time and attention from our ongoing business during the time we are seeking to complete the merger; the ability to maintain relationships with employees, customers and suppliers; the ability to integrate successfully the businesses and realize cost savings and any other synergies; and the risk that credit ratings of the combined company or its subsidiaries may be different from what the companies expect;

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

In addition to the discussion of certain risks in Management’s Discussion and Analysis of Results of Operations and Financial Condition and the accompanying combined Notes to Mirant Americas Generation, LLC’s, Mirant North America, LLC’s and Mirant Mid-Atlantic, LLC’s unaudited condensed consolidated financial statements, other factors that could affect the Companies’ future performance (business, results of operations or financial condition and cash flows) are set forth in the Companies’ 2009 Annual Report on Form 10-K, our Form 10-Q for the period ended June 30, 2010, Mirant’s Definitive Proxy Statement on Schedule 14A filed on September 15, 2010, and elsewhere in this Form 10-Q and are incorporated herein by reference.

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

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Operating revenues (including unrealized gains (losses) of $154 million, $(193) million, $286 million and $18 million, respectively)	$775	$454	$1,899	$1,828

Cost of fuel, electricity and other products—nonaffiliate (including unrealized losses (gains) of $(13) million, $(19) million, $107 million and $(48) million, respectively)	245	160	720	577
Cost of fuel, electricity and other products—affiliate (including unrealized losses (gains) of $0, $0, $0 and $0, respectively)	2	2	6	6

Total cost of fuel, electricity and other products	247	162	726	583

Gross Margin (excluding depreciation and amortization)	528	292	1,173	1,245

Operating Expenses:
Operations and maintenance—nonaffiliate	88	77	270	258
Operations and maintenance—affiliate	74	73	216	210
Depreciation and amortization	52	36	151	104
Impairment losses	—	14	—	14
Gain on sales of assets, net	(1)	(3)	(4)	(20)

Total operating expenses, net	213	197	633	566

Operating Income	315	95	540	679

Other Expense (Income), net:
Interest expense	51	33	150	105
Interest income	—	—	—	(1)
Other, net	(1)	(1)	1	—

Total other expense, net	50	32	151	104

Income Before Income Taxes	265	63	389	575
Benefit for income taxes	(1)	—	(1)	—

Net Income	$266	$63	$390	$575

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30, 2010	At December 31, 2009
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$537	$404
Funds on deposit	205	180
Receivables	266	401
Derivative contract assets	2,132	1,416
Inventories	261	241
Prepaid rent and other payments	119	134

Total current assets	3,520	2,776

Property, Plant and Equipment, net	3,588	3,606

Noncurrent Assets:
Intangible assets, net	164	171
Derivative contract assets	960	599
Prepaid rent	334	304
Debt issuance costs, net	23	29
Other	41	32

Total noncurrent assets	1,522	1,135

Total Assets	$8,630	$7,517

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$587	$74
Accounts payable and accrued liabilities	544	646
Payable—affiliate	31	42
Derivative contract liabilities	1,832	1,150
Other	21	8

Total current liabilities	3,015	1,920

Noncurrent Liabilities:
Long-term debt, net of current portion	1,973	2,556
Derivative contract liabilities	379	163
Other	58	49

Total noncurrent liabilities	2,410	2,768

Commitments and Contingencies
Member’s Equity:
Member’s interest	3,400	3,109
Preferred stock in affiliate	(195)	(280)

Total member’s equity	3,205	2,829

Total Liabilities and Member’s Equity	$8,630	$7,517

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate	Total Member’s Equity
	(in millions)
Balance, December 31, 2009	$3,109	$(280)	$2,829
Net income	390	—	390
Amortization of discount on preferred stock in affiliate	10	(10)	—
Redemption of preferred stock	—	95	95
Distribution to member	(109)	—	(109)

Balance, September 30, 2010	$3,400	$(195)	$3,205

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Cash Flows from Operating Activities:
Net income	$390	$575

Adjustments to reconcile net income and changes in other operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	158	111
Impairment losses	—	14
Gain on sales of assets, net	(4)	(20)
Unrealized gains on derivative contracts, net	(179)	(66)
Lower of cost or market inventory adjustments	22	29
Funds on deposit	(25)	21
Changes in other operating assets and liabilities	59	13

Total adjustments	31	102

Net cash provided by operating activities	421	677

Cash Flows from Investing Activities:
Capital expenditures	(207)	(500)
Proceeds from the sales of assets	4	21

Net cash used in investing activities	(203)	(479)

Cash Flows from Financing Activities:
Redemption of preferred stock	95	84
Repayments of long-term debt	(71)	(43)
Distribution to member	(109)	—

Net cash provided by (used in) financing activities	(85)	41

Net Increase in Cash and Cash Equivalents	133	239
Cash and Cash Equivalents, beginning of period	404	354

Cash and Cash Equivalents, end of period	$537	$593

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$94	$64

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Operating revenues (including unrealized gains (losses) of $154 million, $(193) million, $286 million and $18 million, respectively)	$775	$454	$1,899	$1,828

Cost of fuel, electricity and other products—nonaffiliate (including unrealized losses (gains) of $(13) million, $(19) million, $107 million and $(48) million, respectively)	245	160	720	577
Cost of fuel, electricity and other products—affiliate (including unrealized losses (gains) of $0, $0, $0 and $0, respectively)	2	2	6	6

Total cost of fuel, electricity and other products	247	162	726	583

Gross Margin (excluding depreciation and amortization)	528	292	1,173	1,245

Operating Expenses:
Operations and maintenance—nonaffiliate	88	77	270	258
Operations and maintenance—affiliate	74	73	216	210
Depreciation and amortization	52	36	151	104
Impairment losses	—	14	—	14
Gain on sales of assets, net	(1)	(3)	(4)	(20)

Total operating expenses, net	213	197	633	566

Operating Income	315	95	540	679

Other Expense (Income), net:
Interest expense	20	2	59	14
Interest income	—	—	—	(1)
Other, net	(1)	(1)	1	—

Total other expense, net	19	1	60	13

Income Before Income Taxes	296	94	480	666
Benefit for income taxes	(1)	—	(1)	—

Net Income	$297	$94	$481	$666

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30, 2010	At December 31, 2009
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$518	$403
Funds on deposit	205	180
Receivables—nonaffiliate	266	401
Receivables—affiliate	10	9
Notes receivable—affiliate	93	93
Derivative contract assets	2,132	1,416
Inventories	261	241
Prepaid rent and other payments	119	134

Total current assets	3,604	2,877

Property, Plant and Equipment, net	3,585	3,604

Noncurrent Assets:
Intangible assets, net	164	171
Derivative contract assets	960	599
Prepaid rent	334	304
Debt issuance costs, net	17	23
Other	41	32

Total noncurrent assets	1,516	1,129

Total Assets	$8,705	$7,610

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$52	$74
Accounts payable and accrued liabilities	490	621
Payable—affiliate	31	42
Derivative contract liabilities	1,832	1,150
Other	21	8

Total current liabilities	2,426	1,895

Noncurrent Liabilities:
Long-term debt, net of current portion	1,125	1,174
Derivative contract liabilities	379	163
Other	58	49

Total noncurrent liabilities	1,562	1,386

Commitments and Contingencies
Member’s Equity:
Member’s interest	4,765	4,467
Preferred stock in affiliate	(48)	(138)

Total member’s equity	4,717	4,329

Total Liabilities and Member’s Equity	$8,705	$7,610

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate	Total Member’s Equity
	(in millions)
Balance, December 31, 2009	$4,467	$(138)	$4,329
Net income	481	—	481
Amortization of discount on preferred stock in affiliate	5	(5)	—
Redemption of preferred stock	—	95	95
Distribution to member	(188)	—	(188)

Balance, September 30, 2010	$4,765	$(48)	$4,717

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT NORTH AMERICA, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Cash Flows from Operating Activities:
Net income	$481	$666

Adjustments to reconcile net income and changes in other operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	157	110
Impairment losses	—	14
Gain on sales of assets, net	(4)	(20)
Unrealized gains on derivative contracts, net	(179)	(66)
Lower of cost or market inventory adjustments	22	29
Funds on deposit	(25)	21
Changes in other operating assets and liabilities	30	(16)

Total adjustments	1	72

Net cash provided by operating activities	482	738

Cash Flows from Investing Activities:
Capital expenditures	(207)	(500)
Proceeds from the sales of assets	4	21

Net cash used in investing activities	(203)	(479)

Cash Flows from Financing Activities:
Redemption of preferred stock	95	84
Repayments of long-term debt	(71)	(43)
Distribution to member	(188)	(80)

Net cash used in financing activities	(164)	(39)

Net Increase in Cash and Cash Equivalents	115	220
Cash and Cash Equivalents, beginning of period	403	354

Cash and Cash Equivalents, end of period	$518	$574

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$35	$4

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Operating revenues—nonaffiliate (including unrealized gains (losses) of $124 million, $(44) million, $227 million and $101 million, respectively)	$165	$27	$384	$293
Operating revenues—affiliate (including unrealized gains (losses) of $32 million, $(82) million, $62 million and $11 million, respectively)	488	317	1,178	1,114

Total operating revenues	653	344	1,562	1,407

Cost of fuel, electricity and other products—nonaffiliate (including unrealized losses (gains) of $0, $0, $0 and $0, respectively)	4	5	13	15
Cost of fuel, electricity and other products—affiliate (including unrealized losses (gains) of $(23) million, $(2) million, $81 million and $(7) million, respectively)	178	126	574	415

Total cost of fuel, electricity and other products	182	131	587	430

Gross Margin (excluding depreciation and amortization)	471	213	975	977

Operating Expenses:
Operations and maintenance—nonaffiliate	65	56	200	173
Operations and maintenance—affiliate	51	48	146	137
Depreciation and amortization	36	25	105	73
Gain on sales of assets, net—affiliate	—	(2)	(3)	(12)

Total operating expenses, net	152	127	448	371

Operating Income	319	86	527	606

Other Expense, net:
Interest expense	1	—	2	2
Other, net	—	—	1	—

Total other expense, net	1	—	3	2

Income Before Income Taxes	318	86	524	604
Benefit for income taxes	(1)	—	(1)	—

Net Income	$319	$86	$525	$604

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	At September 30, 2010	At December 31, 2009
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$273	$125
Funds on deposit	13	14
Receivables—nonaffiliate	22	27
Receivables—affiliate	161	187
Derivative contract assets—nonaffiliate	208	155
Derivative contract assets—affiliate	481	464
Inventories	107	117
Prepaid rent	96	96
Other	6	18

Total current assets	1,367	1,203

Property, Plant and Equipment, net	3,007	3,000

Noncurrent Assets:
Goodwill, net	616	616
Other intangible assets, net	134	138
Derivative contract assets—nonaffiliate	582	399
Derivative contract assets—affiliate	162	127
Prepaid rent	334	304
Other	20	20

Total noncurrent assets	1,848	1,604

Total Assets	$6,222	$5,807

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$4	$4
Accounts payable and accrued liabilities	62	168
Payable—affiliate	116	123
Derivative contract liabilities—nonaffiliate	19	4
Derivative contract liabilities—affiliate	391	374
Contract retention liability	132	112
Other	9	2

Total current liabilities	733	787

Noncurrent Liabilities:
Long-term debt, net of current portion	18	21
Derivative contract liabilities—nonaffiliate	7	13
Derivative contract liabilities—affiliate	138	84
Other	20	16

Total noncurrent liabilities	183	134

Commitments and Contingencies
Member’s Equity:
Member’s interest	5,354	5,024
Preferred stock in affiliate	(48)	(138)

Total member’s equity	5,306	4,886

Total Liabilities and Member’s Equity	$6,222	$5,807

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

	Member’s Interest	Preferred Stock in Affiliate	Total Member’s Equity
	(in millions)
Balance, December 31, 2009	$5,024	$(138)	$4,886
Net income	525	—	525
Amortization of discount on preferred stock in affiliate	5	(5)	—
Redemption of preferred stock	—	95	95
Distribution to member	(200)	—	(200)

Balance, September 30, 2010	$5,354	$(48)	$5,306

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

MIRANT MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of Mirant Corporation)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(in millions)
Cash Flows from Operating Activities:
Net income	$525	$604

Adjustments to reconcile net income and changes in other operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	105	73
Gain on sales of assets, net—affiliate	(3)	(12)
Unrealized gains on derivative contracts, net	(208)	(119)
Lower of cost or market inventory adjustments	13	28
Changes in other operating assets and liabilities	14	(45)

Total adjustments	(79)	(75)

Net cash provided by operating activities	446	529

Cash Flows from Investing Activities:
Capital expenditures	(194)	(448)
Proceeds from the sales of assets	4	12

Net cash used in investing activities	(190)	(436)

Cash Flows from Financing Activities:
Redemption of preferred stock	95	84
Repayment of long-term debt	(3)	(2)
Distribution to member	(200)	—

Net cash provided by (used in) financing activities	(108)	82

Net Increase in Cash and Cash Equivalents	148	175
Cash and Cash Equivalents, beginning of period	125	125

Cash and Cash Equivalents, end of period	$273	$300

Supplemental Cash Flow Disclosures:
Cash paid for interest	$1	$2

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

Mirant’s Proposed Merger with RRI Energy

On April 11, 2010, Mirant entered into the Merger Agreement with RRI Energy and RRI Energy Holdings, Inc. (“Merger Sub”), a direct and wholly-owned subsidiary of RRI Energy. Upon the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by each of the boards of directors of Mirant and RRI Energy, Merger Sub will merge with and into Mirant, with Mirant continuing as the surviving corporation and a wholly-owned subsidiary of RRI Energy. Mirant and RRI Energy have satisfied many of the conditions to the completion of the merger, including stockholder approval on October 25, 2010, of the proposals related to the merger. Mirant anticipates completing the merger before the end of 2010.

Completion of the merger is subject to each of Mirant and RRI Energy receiving legal opinions that the merger will qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended. Under a tax-free reorganization, none of RRI Energy, Merger Sub, Mirant or any of the Mirant stockholders will recognize any gain or loss in the transaction, except that Mirant stockholders will recognize a gain or loss with respect to cash received in lieu of fractional shares of RRI Energy common stock. Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Mirant common stock, including grants of restricted common stock, automatically will be converted into shares of common stock of RRI Energy based on the Exchange Ratio. Additionally, upon the closing of the merger, RRI Energy will be renamed GenOn Energy. Mirant stock options and other equity awards generally will convert upon completion of the merger into stock options and equity awards with respect to RRI Energy common stock, after giving effect to the Exchange Ratio. As a result of the merger, Mirant stockholders will own approximately 54% of the equity of the combined company and RRI Energy stockholders will own approximately 46%.

The primary remaining condition to closing the merger is completion by the Department of Justice (the “DOJ”) of its review and clearance under the Hart-Scott-Rodino Act. On June 14, 2010, Mirant and RRI Energy filed notification of the proposed transaction with the Federal Trade Commission and the DOJ under the Hart-Scott-Rodino Act. On July 15, 2010, Mirant and RRI Energy received a request for additional information from the DOJ, and Mirant has provided the DOJ the information requested and RRI Energy has indicated that it also has done so.

On September 20, 2010, RRI Energy entered into a new senior secured revolving credit facility and a new senior secured term loan. The funding of the term loan facility and the availability of borrowings and letters of credit under the revolving credit facility are subject to the closing of the merger and the satisfaction of the conditions precedent thereto. On October 4, 2010, GenOn Escrow, a wholly-owned subsidiary of Mirant, issued senior notes in an aggregate principal amount of $1.225 billion. Upon issuance, the proceeds of the notes, together with additional funds, were deposited into a segregated escrow account pending the completion of the merger. Upon completion of the merger, and the satisfaction of the conditions precedent thereto, GenOn Escrow will merge with and into RRI Energy and RRI Energy will assume all of GenOn Escrow’s obligations under the notes and the related indenture and the funds held in escrow will be released to RRI Energy. The new GenOn Energy debt financing and revolving credit facility will be used, in part, to discharge and redeem the Mirant North America senior unsecured notes and to repay and terminate the Mirant North America senior secured term loan and revolving credit facility.

The new senior secured revolving credit facility and the new senior secured term loan, and the subsidiary guarantees thereof, will be senior secured obligations of RRI Energy and certain of its existing and future direct and indirect subsidiaries, excluding Mirant Americas Generation; provided, however, that Mirant Americas Generation’s subsidiaries (other than Mirant Mid-Atlantic and Mirant Energy Trading and their subsidiaries) will guarantee the new senior secured revolving credit facility and the new senior secured term loan to the extent permitted under the indenture for the senior notes of Mirant Americas Generation. See Note D for additional information on Mirant North America’s debt subject to refinancing.

Both Mirant and RRI Energy are subject to restrictions on their ability to solicit alternative acquisition proposals, provide information and engage in discussions with third parties, except under limited circumstances to permit Mirant’s and RRI Energy’s boards of directors to comply with their fiduciary duties. The Merger Agreement contains certain termination rights for both Mirant and RRI Energy, and further provides that, upon termination of the Merger Agreement under specified circumstances, Mirant or RRI Energy may be required to pay the other a termination fee of either $37.15 million or $57.78 million. Further information concerning Mirant’s proposed merger was included in a joint proxy statement/prospectus contained in the registration statement on Form S-4 filed by RRI Energy with the SEC on May 28, 2010, and amended on July 6, 2010, August 12, 2010, September 8, 2010 and September 13, 2010.

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Companies and their wholly-owned subsidiaries. The unaudited condensed consolidated financial statements have been prepared from records maintained by the Companies and their subsidiaries. All significant intercompany accounts and transactions within consolidated entities have been eliminated in consolidation.

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

Inventories

Inventories consist primarily of fuel oil, coal, materials and supplies and purchased emissions allowances. Inventory is generally stated at the lower of cost or market value and is expensed on a weighted average cost basis. Fuel inventory is removed from the inventory account as it is used in the generation of electricity or sold to third parties, including in conjunction with Mirant Americas Generation’s and Mirant North America’s fuel oil management activities. Materials and supplies are removed from the inventory account when they are used for repairs, maintenance or capital projects. Purchased emissions allowances are removed from inventory and charged to cost of fuel, electricity and other products in the Companies’ accompanying unaudited condensed consolidated statements of operations as they are utilized for emissions volumes.

Inventories were comprised of the following (in millions):

Mirant Americas Generation and Mirant North America

	At September 30, 2010	At December 31, 2009
Fuel inventory:
Fuel oil	$123	$99
Coal	36	52
Other	1	1
Materials and supplies	71	66
Purchased emissions allowances	30	23

Total inventories	$261	$241

Mirant Mid-Atlantic

	At September 30, 2010	At December 31, 2009
Fuel inventory:
Fuel oil	$22	$20
Coal	36	52
Other	1	1
Materials and supplies	48	43
Purchased emissions allowances	—	1

Total inventories	$107	$117

Impairment of Long-Lived Assets

The Companies evaluate long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluations are performed in accordance with the accounting guidance related to evaluating long-lived assets for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. In the second quarter of 2010, the Companies evaluated the Dickerson generating facility for impairment, but did not record an impairment charge. In the third quarter of 2009,

Mirant Americas Generation and Mirant North America evaluated the Potrero generating facility and certain intangible assets related to the Potrero and Contra Costa generating facilities for impairment and recorded a $14 million impairment charge. See Note C for further discussion.

Capitalization of Interest Cost (Mirant Americas Generation and Mirant North America)

Mirant Americas Generation and Mirant North America capitalize interest on projects during their construction period. Mirant Americas Generation and Mirant North America determine which debt instruments represent a reasonable measure of the cost of financing construction in terms of interest costs incurred that otherwise could have been avoided. These debt instruments and associated interest costs are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Once a project is placed in service, capitalized interest, as a component of the total cost of the construction, is depreciated over the estimated useful life of the asset constructed.

For the three and nine months ended September 30, 2010 and 2009, Mirant Americas Generation and Mirant North America incurred the following interest costs on debt to nonaffiliates (in millions):

Mirant Americas Generation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total interest costs	$52	$53	$154	$158
Capitalized and included in property, plant and equipment, net	(1)	(20)	(4)	(53)

Interest expense	$51	$33	$150	$105

The amounts of capitalized interest above include interest accrued. For the three and nine months ended September 30, 2010, cash paid for interest was $2 million and $97 million, respectively, of which $0 and $3 million, respectively, was capitalized. For the three and nine months ended September 30, 2009, cash paid for interest was $3 million and $99 million, respectively, of which $2 million and $35 million, respectively, was capitalized.

Mirant North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total interest costs	$21	$22	$63	$67
Capitalized and included in property, plant and equipment, net	(1)	(20)	(4)	(53)

Interest expense	$20	$2	$59	$14

The amounts of capitalized interest above include interest accrued. For the three and nine months ended September 30, 2010, cash paid for interest was $2 million and $38 million, respectively, of which $0 and $3 million, respectively, was capitalized. For the three and nine months ended September 30, 2009, cash paid for interest was $2 million and $39 million, respectively, of which $2 million and $35 million, respectively, was capitalized.

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

New Accounting Guidance Not Yet Adopted at September 30, 2010

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

Derivative Financial Instruments

In connection with the business of generating electricity, the Companies are exposed to energy commodity price risk associated with the acquisition of fuel and emissions allowances needed to generate electricity, the price of electricity produced and sold and the fair value of fuel inventories. In addition, the open positions in Mirant Americas Generation’s and Mirant North America’s trading activities, comprised of proprietary trading and fuel oil management activities, expose them to risks associated with changes in energy commodity prices. The Companies, through their asset management activities, enter into a variety of exchange-traded and OTC energy and energy-related derivative financial instruments, such as forward contracts, futures contracts, option contracts and financial swap agreements to manage exposure to commodity price risks. These contracts have varying terms and durations, which range from a few days to years, depending on the instrument. Mirant Americas Generation’s and Mirant North America’s proprietary trading activities also utilize similar derivative financial instruments in markets where they have a physical presence to attempt to generate incremental gross margin. Mirant Americas Generation’s and Mirant North America’s fuel oil management activities use derivative financial instruments to hedge economically the fair value of their physical fuel oil inventories, optimize the approximately three million barrels of storage capacity that they own or lease, as well as attempt to profit from market opportunities related to timing and/or differences in the pricing of various products.

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

As of September 30, 2010, the Companies do not have any derivative financial instruments for which hedge accounting has been elected, and option contracts comprise less than 1% of the Companies’ net derivative contract assets.

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

Mirant Americas Generation and Mirant North America

The following table presents the fair value of each class of derivative financial instruments related to commodity price risk (in millions):

		Fair Value at
Commodity Derivative Contracts	Balance Sheet Location	September 30, 2010	December 31, 2009
Asset management:
Power	Derivative contract assets	$1,453	$1,178
Fuel	Derivative contract assets	41	26

Total asset management		1,494	1,204

Trading activities	Derivative contract assets	1,598	811

Total derivative contract assets		3,092	2,015

Asset management:
Power	Derivative contract liabilities	(471)	(488)
Fuel	Derivative contract liabilities	(137)	(15)

Total asset management		(608)	(503)

Trading activities	Derivative contract liabilities	(1,603)	(810)

Total derivative contract liabilities		(2,211)	(1,313)

Asset management, net:
Power		982	690
Fuel		(96)	11

Total asset management		886	701

Trading activities, net		(5)	1

Total derivative contracts, net		$881	$702

The following tables present the net gains (losses) for derivative financial instruments recognized in income in the unaudited condensed consolidated statements of operations (in millions):

Commodity Derivative Contracts	Location of Net Gains (Losses) Recognized in Income	Amount of Net Gains (Losses) Recognized in Income for the Three Months Ended
		September 30, 2010			September 30, 2009
		Realized[1]	Unrealized	Total	Realized[1]	Unrealized	Total
Asset management	Operating revenues	$54	$164	$218	$292	$(169)	$123
Trading activities	Operating revenues	—	(10)	(10)	32	(24)	8
Asset management	Cost of fuel, electricity and other products	(69)	13	(56)	(25)	19	(6)

Total		$(15)	$167	$152	$299	$(174)	$125

Commodity Derivative Contracts	Location of Net Gains (Losses) Recognized in Income	Amount of Net Gains (Losses) Recognized in Income for the Nine Months Ended
		September 30, 2010			September 30, 2009
		Realized[1]	Unrealized	Total	Realized[1]	Unrealized	Total
Asset management	Operating revenues	$230	$299	$529	$619	$91	$710
Trading activities	Operating revenues	(2)	(13)	(15)	106	(73)	33
Asset management	Cost of fuel, electricity and other products	(95)	(107)	(202)	(69)	48	(21)

Total		$133	$179	$312	$656	$66	$722

[1]	Represents the total cash settlements of derivative financial instruments during each quarterly reporting period that existed at the beginning of each quarterly reporting period.

The following table presents the notional quantity on long (short) positions for derivative financial instruments on a gross and net basis at September 30, 2010 (in equivalent MWh in millions):

	Notional Quantity
	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
Commodity Type:
Power[1]	(141)	104	(37)
Natural gas	(79)	80	1
Fuel oil	2	(3)	(1)
Coal	11	8	19

Total	(207)	189	(18)

[1]	Includes MWh equivalent of natural gas transactions used to hedge power economically.

Mirant Mid-Atlantic

The following table presents the fair value of each class of derivative financial instruments related to commodity price risk (in millions):

Commodity Derivative Contracts	Balance Sheet Location	Fair Value at
		September 30, 2010	December 31, 2009
Asset management—nonaffiliate:
Power	Derivative contract assets	$790	$554
Fuel	Derivative contract assets	—	—
Asset management—affiliate:
Power	Derivative contract assets	611	584
Fuel	Derivative contract assets	32	7

Total derivative contract assets		1,433	1,145
Asset management—nonaffiliate:
Power	Derivative contract liabilities	(26)	(17)
Fuel	Derivative contract liabilities	—	—
Asset management—affiliate:
Power	Derivative contract liabilities	(423)	(457)
Fuel	Derivative contract liabilities	(106)	(1)

Total derivative contract liabilities		(555)	(475)
Asset management—nonaffiliate, net:
Power		764	537
Fuel		—	—
Asset management—affiliate, net:
Power		188	127
Fuel		(74)	6

Total derivative contracts, net		$878	$670

The following tables present the net gains (losses) for derivative financial instruments recognized in income in the unaudited condensed consolidated statements of operations (in millions):

Commodity Derivative Contracts	Location of Net Gains (Losses) Recognized in Income	Amount of Net Gains (Losses) Recognized in Income for the Three Months Ended
		September 30, 2010			September 30, 2009
		Realized[1]	Unrealized	Total	Realized[1]	Unrealized	Total
Asset management	Operating revenues	$54	$156	$210	$241	$(126)	$115
Asset management	Cost of fuel, electricity and other products	(58)	23	(35)	(1)	2	1

Total		$(4)	$179	$175	$240	$(124)	$116

Commodity Derivative Contracts	Location of Net Gains (Losses) Recognized in Income	Amount of Net Gains (Losses) Recognized in Income for the Nine Months Ended
		September 30, 2010			September 30, 2009
		Realized[1]	Unrealized	Total	Realized[1]	Unrealized	Total
Asset management	Operating revenues	$215	$289	$504	$524	$112	$636
Asset management	Cost of fuel, electricity and other products	(62)	(81)	(143)	3	7	10

Total		$153	$208	$361	$527	$119	$646

[1]	Represents the total cash settlements of derivative financial instruments during each quarterly reporting period that existed at the beginning of each quarterly reporting period.

The following table presents the notional quantity on long (short) positions for derivative financial instruments on a gross and net basis at September 30, 2010 (in equivalent MWh in millions):

	Notional Quantity
	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
Commodity Type:
Power[1]	(69)	32	(37)
Coal	8	11	19

Total	(61)	43	(18)

[1]	Includes MWh equivalent of natural gas transactions used to hedge power economically.

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

The Companies’ transactions in Level 1 of the fair value hierarchy primarily consist of natural gas and crude oil futures traded on the NYMEX and swaps cleared against the NYMEX prices. The Companies’ transactions in Level 2 of the fair value hierarchy primarily include non-exchange-traded derivatives such as OTC forwards, swaps and options. The Companies did not have any transfers between Levels 1 and 2 for the three and nine months ended September 30, 2010. The Companies’ transactions in Level 3 of the fair value hierarchy primarily consist of coal agreements and financial power swaps in less liquid locations. As described earlier in this Note, the Companies were required to apply fair value accounting for many of their coal agreements beginning in May 2010. The fair value of these agreements is reflected in Level 3 of the fair value hierarchy as of September 30, 2010.

The following tables set forth by level within the fair value hierarchy the Companies’ financial assets and liabilities that were accounted for at fair value on a recurring basis, by class and tenor, respectively. At September 30, 2010, the Companies’ only financial assets and liabilities recognized at fair value on a recurring basis are derivative financial instruments.

Mirant Americas Generation and Mirant North America

The following table presents financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2010, on a gross and net basis by class (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Commodity contracts—asset management:
Power	$2	$1,438	$13	$1,453
Fuel	7	3	31	41

Total commodity contracts—asset management	9	1,441	44	1,494

Commodity contracts—trading activities	978	594	26	1,598

Total derivative contract assets	987	2,035	70	3,092

Liabilities:
Commodity contracts—asset management:
Power	(27)	(439)	(5)	(471)
Fuel	(29)	(1)	(107)	(137)

Total commodity contracts—asset management	(56)	(440)	(112)	(608)

Commodity contracts—trading activities	(974)	(621)	(8)	(1,603)

Total derivative contract liabilities	(1,030)	(1,061)	(120)	(2,211)

Net:
Commodity contracts—asset management:
Power	(25)	999	8	982
Fuel	(22)	2	(76)	(96)

Total commodity contracts—asset management	(47)	1,001	(68)	886

Commodity contracts—trading activities, net	4	(27)	18	(5)

Total derivative contract assets and liabilities, net	$(43)	$974	$(50)	$881

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

The following table presents net financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2010, by tenor (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Remainder of 2010	$107	$(13)	$94
2011	228	12	240
2012	167	(4)	163
2013	185	—	185
2014	199	—	199
Thereafter	—	—	—

Total	$886	$(5)	$881

The volumetric weighted average maturity, or weighted average tenor, of the asset management derivative contract portfolio at September 30, 2010 and December 31, 2009, was approximately 18 months and 22 months, respectively. The volumetric weighted average maturity, or weighted average tenor, of the trading derivative contract portfolio at September 30, 2010 and December 31, 2009, was approximately 8 months and 9 months, respectively.

Mirant Mid-Atlantic

The following table presents financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2010, on a gross and net basis by class (in millions):

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Total
Assets:
Commodity contracts—asset management:
Power	$2	$1,397	$2	$1,401
Fuel	—	1	31	32

Total derivative contract assets	2	1,398	33	1,433

Liabilities:
Commodity contracts—asset management:
Power	(27)	(419)	(3)	(449)
Fuel	—	—	(106)	(106)

Total derivative contract liabilities	(27)	(419)	(109)	(555)

Net:
Commodity contracts—asset management:
Power	(25)	978	(1)	952
Fuel	—	1	(75)	(74)

Total derivative contract assets and liabilities, net	$(25)	$979	$(76)	$878

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

The following table presents net financial assets and liabilities accounted for at fair value on a recurring basis as of September 30, 2010, by tenor (in millions):

Asset Management
Remainder of 2010	$104
2011	223
2012	167
2013	185
2014	199
Thereafter	—

Total	$878

The volumetric weighted average maturity, or weighted average tenor, of the derivative contract portfolio at September 30, 2010 and December 31, 2009, was approximately 18 months and 23 months, respectively.

Level 3 Disclosures

Mirant Americas Generation and Mirant North America

The following tables present a roll forward of fair values of net assets and liabilities categorized in Level 3 for the nine months ended September 30, 2010 and 2009, and the amount included in income for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of assets and liabilities categorized in Level 3 at January 1, 2010	$19	$13	$32
Total gains or losses (realized/unrealized):
Included in income of existing contracts (or changes in net assets or liabilities)[1]	(45)	(22)	(67)
Purchases, issuances and settlements[2]	(80)	28	(52)
Transfers in and/or out of Level 3[3]	38	(1)	37

Fair value of assets and liabilities categorized in Level 3 at September 30, 2010	$(68)	$18	$(50)

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of assets and liabilities categorized in Level 3 at January 1, 2009	$24	$22	$46
Total gains or losses (realized/unrealized):
Included in income of existing contracts (or changes in net assets or liabilities)[1]	(37)	(43)	(80)
Purchases, issuances and settlements[2]	40	39	79
Transfers in and/or out of Level 3[3]	—	—	—

Fair value of assets and liabilities categorized in Level 3 at September 30, 2009	$27	$18	$45

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

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in income	$(1)	$24	$23	$1	$(83)	$(82)
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010	$(1)	$24	$23	$6	$(83)	$(77)

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in income	$(22)	$2	$(20)	$(6)	$5	$(1)
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009	$(22)	$2	$(20)	$(4)	$5	$1

Mirant Mid-Atlantic

The following tables present a roll forward of fair values of net assets and liabilities categorized in Level 3 for the nine months ended September 30, 2010 and 2009, and the amount included in income for the three and nine months ended September 30, 2010 and 2009 (in millions):

Asset Management
Fair value of assets and liabilities categorized in Level 3 at January 1, 2010	$13
Total gains or losses (realized/unrealized):
Included in income of existing contracts (or changes in net assets or liabilities)[1]	(64)
Purchases, issuances and settlements[2]	(63)
Transfers in and/or out of Level 3[3]	38

Fair value of assets and liabilities categorized in Level 3 at September 30, 2010	$(76)

Asset Management
Fair value of assets and liabilities categorized in Level 3 at January 1, 2009	$—
Total gains or losses (realized/unrealized):
Included in income of existing contracts (or changes in net assets or liabilities)[1]	5
Purchases, issuances and settlements[2]	4
Transfers in and/or out of Level 3[3]	—

Fair value of assets and liabilities categorized in Level 3 at September 30, 2009	$9

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

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains (losses) included in income	$(1)	$24	$23	$(7)	$(82)	$(89)
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2010	$(1)	$24	$23	$(7)	$(82)	$(89)

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Operating Revenues	Cost of Fuel	Total	Operating Revenues	Cost of Fuel	Total
Gains included in income	$2	$2	$4	$4	$5	$9
Gains included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009	$2	$2	$4	$4	$5	$9

Counterparty Credit Concentration Risk

The Companies are exposed to the default risk of the counterparties with which they transact. The Companies manage their credit risk by entering into master netting agreements and requiring counterparties to post cash collateral or other credit enhancements based on the net exposure and the credit standing of the counterparty. The Companies also have non-collateralized power hedges entered into by Mirant Mid-Atlantic. These transactions are senior unsecured obligations of Mirant Mid-Atlantic and the counterparties and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. The Companies’ credit reserve on their derivative contract assets was $26 million and $13 million at September 30, 2010 and December 31, 2009, respectively.

At September 30, 2010 and December 31, 2009, approximately $4 million and $12 million, respectively, of cash collateral posted to Mirant Americas Generation and Mirant North America by counterparties under master netting agreements were included in accounts payable and accrued liabilities on Mirant Americas Generation’s and Mirant North America’s unaudited condensed consolidated balance sheets.

The Companies also monitor counterparty credit concentration risk on both an individual basis and a group counterparty basis. The following tables highlight the credit quality and the balance sheet settlement exposures related to these activities (dollars in millions):

Mirant Americas Generation and Mirant North America

	At September 30, 2010
Credit Rating Equivalent	Gross Exposure Before Collateral[1]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$1,689	$105	$105	$—	—
Investment Grade:
Financial institutions	1,050	836	—	836	80%
Energy companies	517	168	22	146	14%
Other	1	1	—	1	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	14	14	—	14	1%
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	29	24	—	24	2%
Internally-rated non-investment grade	29	28	1	27	3%
Not internally rated	—	—	—	—	—

Total	$3,329	$1,176	$128	$1,048	100%

	At December 31, 2009
Credit Rating Equivalent	Gross Exposure Before Collateral[1]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$790	$96	$96	$—	—
Investment Grade:
Financial institutions	997	646	12	634	81%
Energy companies	497	125	13	112	14%
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	34	27	—	27	4%
Internally-rated non-investment grade	8	8	—	8	1%
Not internally rated	—	—	—	—	—

Total	$2,326	$902	$121	$781	100%

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

[2]	Net exposure before collateral represents the credit exposure, including both realized and unrealized transactions, after applying the terms of master netting agreements.
[3]	Collateral includes cash and letters of credit received from counterparties.

Mirant Mid-Atlantic

At September 30, 2010
Credit Rating Equivalent	Gross Exposure Before Collateral[1,4]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$—	$—	$—	$—	—
Investment Grade:
Financial institutions	835	808	—	808	96%
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	12	12	—	12	1%
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	—	—	—	—	—
Internally-rated non-investment grade	27	27	—	27	3%
Not internally rated	—	—	—	—	—

Total	$874	$847	$—	$847	100%

At December 31, 2009
Credit Rating Equivalent	Gross Exposure Before Collateral[1,4]	Net Exposure Before Collateral[2]	Collateral[3]	Exposure Net of Collateral	% of Net Exposure
Clearing and Exchange	$—	$—	$—	$—	—
Investment Grade:
Financial institutions	595	578	—	578	99%
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	—	—	—	—	—
Internally-rated non-investment grade	8	8	—	8	1%
Not internally rated	—	—	—	—	—

Total	$603	$586	$—	$586	100%

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

Mirant Americas Generation and Mirant North America had credit exposure to two investment grade counterparties at September 30, 2010, and credit exposure to three investment grade counterparties at December 31, 2009, that each represented an exposure of more than 10% of total credit exposure, net of collateral and that totaled $598 million and $495 million at September 30, 2010 and December 31, 2009, respectively.

Mirant Mid-Atlantic had credit exposure to three investment grade counterparties that each represented an exposure of more than 10% of total credit exposure, net of collateral and that totaled $695 million and $481 million at September 30, 2010 and December 31, 2009, respectively.

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic Credit Risk

The Companies’ standard industry contracts contain credit-risk-related contingent features such as ratings-related thresholds whereby the Companies would be required to post additional cash collateral or letters of credit as a result of a credit event, including a downgrade. Additionally, some of the Companies’ contracts contain adequate assurance language, which is generally subjective in nature, but would most likely require the Companies to post additional cash collateral or letters of credit as a result of a credit event, including a downgrade. However, as a result of the Companies’ current credit ratings, the Companies are typically required to post collateral in the normal course of business to offset completely their net liability positions, after applying the terms of master netting agreements. At September 30, 2010, the fair value of Mirant Americas Generation’s and Mirant North America’s financial instruments with credit-risk-related contingent features in a net liability position was approximately $24 million, for which Mirant Americas Generation and Mirant North America have posted collateral of $20 million, including cash and letters of credit, to offset substantially the position. At September 30, 2010, Mirant Mid-Atlantic did not have any financial instruments with credit-risk-related contingent features in a net liability position.

In addition, at September 30, 2010 and December 31, 2009, Mirant Americas Generation and Mirant North America had approximately $1 million and $25 million, respectively, of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit on the unaudited condensed consolidated balance sheets.

Fair Values of Other Financial Instruments (Mirant Americas Generation and Mirant North America)

Other financial instruments recorded at fair value include cash, interest-bearing cash equivalents and interest-bearing funds on deposit. The following methods are used by Mirant Americas Generation and Mirant North America to estimate the fair value of financial instruments that are not otherwise carried at fair value on the accompanying unaudited condensed consolidated balance sheets:

Notes and Other Receivables. The fair value of Mirant North America’s notes receivable are estimated using interest rates it would receive currently for similar types of arrangements.

Long- and Short-Term Debt. The fair value of Mirant Americas Generation’s and Mirant North America’s long- and short-term debt is estimated using quoted market prices, when available.

The carrying amounts and fair values of Mirant Americas Generation’s and Mirant North America’s financial instruments are as follows (in millions):

Mirant Americas Generation

	At September 30, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Long- and short-term debt	$2,560	$2,557	$2,630	$2,558

Mirant North America

	At September 30, 2010		At December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Notes receivable—affiliate	$93	$93	$93	$93

Liabilities:
Long- and short-term debt	$1,177	$1,199	$1,248	$1,223

C.	Impairments on Assets Held and Used (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Dickerson Generating Facility

Background

During the second quarter of 2010, the County Council for Montgomery County, Maryland, adopted a law which imposes a levy of $5 per ton of CO2 emitted by Mirant Mid-Atlantic’s Dickerson generating facility. The Companies currently estimate Mirant Mid-Atlantic will incur $10 million to $15 million in levies per year as a result of the CO2 levy which will cause a decrease in the cash flows that the Dickerson generating facility is projected to earn in future periods. See Note I for additional information related to the Montgomery County Carbon Emissions Levy and the Companies’ legal challenge of it.

The Companies viewed the adoption of the law by the Montgomery County council as a triggering event under accounting guidance because the law has caused management to review the economic viability of the Dickerson generating facility as a result of projected decreases in cash flows.

Asset Grouping

For purposes of impairment testing, a long-lived asset or assets must be grouped at the lowest level of identifiable cash flows. In performing the impairment analysis, the Companies determined that the Dickerson generating facility was the lowest level for which identifiable cash flows are available. As a result, the Companies included the cash flows associated with the Dickerson leased facilities as well as the owned combustion turbine units. The leased facilities are accounted for as operating leases, so only the leasehold improvements related to these facilities are recorded on the unaudited condensed consolidated balance sheets. The most significant leasehold improvements for the Dickerson generating facility relate to capital expenditures made as part of the compliance with the Maryland Healthy Air Act.

Assumptions and Results

The Companies’ assessment for recoverability of the Dickerson generating facility under the accounting guidance related to the impairment of a long-lived asset involved developing scenarios for the future expected operations of the Dickerson generating facility. The scenarios related to the success of the legal challenges to the law. The sum of the probability weighted undiscounted cash flows for the Dickerson generating facility exceeded the carrying value as of June 30, 2010. As a result, the Companies did not record an impairment charge. The carrying value of the Dickerson generating facility represented approximately 16% of Mirant Americas Generation’s and Mirant North America’s total property, plant and equipment, net and 19% of Mirant Mid-Atlantic’s total property, plant and equipment, net at September 30, 2010. There were no additional events in the third quarter that required the Companies to update its previous impairment analysis.

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

Assumptions and Results

Mirant Americas Generation and Mirant North America evaluated the Potrero generating facility for impairment during the third quarter of 2009. Mirant Americas Generation’s and Mirant North America’s assessment of Mirant Potrero under the accounting guidance related to the impairment of a long-lived asset involved developing scenarios for the future expected operations of the Potrero generating facility. One such scenario assumed the complete shutdown of the Potrero generating facility in December 2010 in accordance with the timeline proposed in the settlement agreement. Mirant Americas Generation and Mirant North America also considered additional scenarios that assumed the CAISO would not allow complete shutdown of the facility in December 2010 because expected reliability projects in the City of San Francisco were not completed.

Mirant Americas Generation and Mirant North America determined that the tangible assets for the Potrero generating facility were not impaired because the weighted average sum of the undiscounted cash flows exceeded the carrying value of the tangible assets in the third quarter of 2009. The carrying value of the Potrero generating facility represented less than 1% of Mirant Americas Generation’s and Mirant North America’s total property, plant and equipment, net at September 30, 2010.

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

Contra Costa Generating Facility

Background

On September 2, 2009, Mirant Delta entered into an agreement with PG&E for the 674 MW at Contra Costa units 6 and 7 for the period from November 2011 through April 2013. At the end of the agreement, and subject to any necessary regulatory approval, Mirant Delta has agreed to retire Contra Costa units 6 and 7, which began operations in 1964, in furtherance of state and federal policies to retire aging power plants that utilize once-through cooling technology. The agreement to retire these units did not significantly affect the remaining useful life of the Contra Costa generating facility. The Mirant Delta agreement became effective on September 30, 2010.

Assumptions and Results

Mirant Americas Generation and Mirant North America evaluated the intangible asset of trading rights related to their Contra Costa generating facility for impairment during the third quarter of 2009 as a result of the shutdown provisions in the tolling agreement. Because the Contra Costa generating facility is under contract with PG&E through its expected shutdown date of April 2013, Mirant Americas Generation and Mirant North America determined the intangible asset was fully impaired as of September 30, 2009. Mirant Americas Generation and Mirant North America recorded an impairment loss of $5 million on the unaudited condensed consolidated statements of operations to write off the carrying value of the trading rights related to the Contra Costa generating facility. This impairment loss is included in the results of Mirant Americas Generation’s and Mirant North America’s California segment for the three and nine months ended September 30, 2009.

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

	Fair Value at September 30, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)	Loss Included in Earnings
Potrero intangible assets	$—	$—	$—	$—	$9
Contra Costa intangible assets	—	—	—	—	5

Total	$—	$—	$—	$—	$14

D.	Long-Term Debt (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Long-term debt was as follows (dollars in millions):

	At September 30, 2010	At December 31, 2009	Interest Rate	Secured/ Unsecured
Long-term debt:
Mirant Mid-Atlantic:
Mirant Chalk Point capital lease, due 2010 to 2015	$22	$25	8.19%	—
Less: current portion of long-term debt	(4)	(4)

Total Mirant Mid-Atlantic long-term debt, net of current portion	18	21
Mirant North America:
Senior secured term loan, due 2010 to 2013	305	373	LIBOR+1.75%[1]	Secured
Senior notes, due December 2013	850	850	7.375%	Unsecured
Less: current portion of senior secured term loan	(48)	(70)

Total Mirant North America long-term debt, net of current portion	1,125	1,174

Mirant Americas Generation:
Senior notes:
Due May 2011	535	535	8.30%	Unsecured
Due October 2021	450	450	8.50%	Unsecured
Due May 2031	400	400	9.125%	Unsecured
Unamortized debt premiums (discounts), net	(2)	(3)
Less: current portion of senior notes	(535)	—

Total Mirant Americas Generation long-term debt, net of current portion	$1,973	$2,556

[1]	The weighted average interest rate for the nine months ended September 30, 2010 and the year ended December 31, 2009, was 2.043% and 2.130%, respectively.

Mirant Americas Generation Senior Notes

The senior notes are senior unsecured obligations of Mirant Americas Generation having no recourse to any subsidiary or affiliate of Mirant Americas Generation. The principal balance of the Mirant Americas Generation senior notes due in May 2011 is included in current portion of long-term debt at September 30, 2010.

Mirant North America Senior Secured Credit Facilities

Mirant North America, a wholly-owned subsidiary of Mirant Americas Generation, entered into senior secured credit facilities in January 2006, which are comprised of a senior secured term loan due January 2013 and a senior secured revolving credit facility due January 2012. The senior secured term loan had an initial principal balance of $700 million, which has amortized to $305 million as of September 30, 2010. At the closing, $200 million drawn under the senior secured term loan was deposited into a cash collateral account to support the issuance of up to $200 million of letters of credit. During 2008, Mirant North America transferred to the senior secured revolving credit facility approximately $78 million of letters of credit previously supported by the cash collateral account and withdrew approximately $78 million from the cash collateral account, thereby reducing the cash collateral account to approximately $122 million. At September 30, 2010, the cash collateral balance was approximately $124 million as a result of interest earned on the invested cash balances. At September 30, 2010, there were approximately $44 million of letters of credit outstanding under the senior secured revolving credit facility and $123 million of letters of credit outstanding under the senior secured term loan cash collateral account. Upon the completion of the merger with RRI Energy, the outstanding letters of credit will transfer to the GenOn Energy senior secured revolving credit facility. At September 30, 2010, $711 million was available under the senior secured revolving credit facility and less than $1 million was available under the senior secured term loan for cash draws or for the issuance of letters of credit. Although the senior secured revolving credit facility has lender commitments of $800 million, availability thereunder reflects a $45 million effective reduction as a result of the bankruptcy filing of Lehman Commercial Paper, Inc., a lender under the facility.

In addition to quarterly principal installments, which are currently $0.8 million, Mirant North America is required to make annual principal prepayments under the senior secured term loan equal to a specified percentage of its excess free cash flow, which is based on adjusted EBITDA less capital expenditures and as further defined in the loan agreement. On March 10, 2010, Mirant North America made a mandatory principal prepayment of approximately $66 million on the term loan. At September 30, 2010, the current estimate of the mandatory principal prepayment of the term loan in March 2011 is approximately $45 million. This amount has been reclassified from long-term debt to current portion of long-term debt at September 30, 2010.

The senior secured credit facilities are senior secured obligations of Mirant North America. In addition, certain subsidiaries of Mirant North America (not including Mirant Mid-Atlantic or Mirant Energy Trading) have jointly and severally guaranteed, as senior secured obligations, the senior secured credit facilities. The senior secured credit facilities have no recourse to any other Mirant entities. Upon completion of the merger with RRI Energy, the Mirant North America term loan will be repaid and the Mirant North America credit facility will be terminated.

Mirant North America Senior Notes

The senior notes due in 2013 are senior unsecured obligations of Mirant North America. In addition, certain subsidiaries of Mirant North America (not including Mirant Mid-Atlantic or Mirant Energy Trading) have jointly and severally guaranteed, as senior unsecured obligations, the senior notes. The Mirant North America senior notes have no recourse to any other Mirant entities, including Mirant Americas Generation. In connection with the consummation of the merger with RRI Energy, and the related financing transactions, the Mirant North America senior notes will be discharged and redeemed.

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

Upon issuance or modification of a guarantee, Mirant Americas Generation and Mirant North America determine if the obligation is subject to initial recognition and measurement of a liability and/or disclosure of the nature and terms of the guarantee. Generally, guarantees of the performance of a third party are subject to the recognition and measurement, as well as the disclosure provisions of the accounting guidance related to guarantees. Such guarantees must initially be recorded at fair value, as determined in accordance with the accounting guidance. Mirant Americas Generation and Mirant North America did not have any guarantees at September 30, 2010, that met the recognition requirements of the accounting guidance.

For the nine months ended September 30, 2010, Mirant Americas Generation and Mirant North America had net decreases to their guarantees and letters of credit of approximately $16 million, which included a net decrease of approximately $32 million to their letters of credit, partially offset by increases of approximately $9 million to other guarantees and approximately $7 million to their surety bonds.

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

The total costs incurred by the Companies under the Administrative Services Agreement with Mirant Services have been included in the Companies’ accompanying unaudited condensed consolidated statements of operations as follows (in millions):

Mirant Americas Generation and Mirant North America

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of fuel, electricity and other products—affiliate	$2	$2	$6	$6
Operations and maintenance expense—affiliate	41	39	121	113

Total	$43	$41	$127	$119

Mirant Mid-Atlantic

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of fuel, electricity and other products—affiliate	$2	$2	$6	$6
Operations and maintenance expense—affiliate	26	22	75	62

Total	$28	$24	$81	$68

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

Services Provided by Mirant Energy Trading (Mirant Mid-Atlantic)

Mirant Mid-Atlantic receives services from Mirant Energy Trading which include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. Amounts due to and from Mirant Energy Trading under the Power Sale, Fuel Supply and Services Agreement are recorded as a net payable—affiliate or accounts receivable—affiliate, as appropriate. Substantially all energy marketing overhead expenses are allocated to Mirant’s operating subsidiaries. During both the three and nine months ended September 30, 2010 and 2009, Mirant Mid-Atlantic incurred approximately $3 million and $10 million of energy marketing overhead expense. These costs are included in operations and maintenance expense—affiliate in Mirant Mid-Atlantic’s accompanying unaudited condensed consolidated statements of operations.

Services Agreement with Mirant Marsh Landing (Mirant Americas Generation and Mirant North America)

Mirant Energy Trading entered into a services agreement with Mirant Marsh Landing that includes the bidding and dispatch of the Mirant Marsh Landing generating units, fuel procurement and the execution of contracts to reduce price risk, except to the extent that Mirant Marsh Landing contracts directly with third-parties, including the PPA with PG&E. As a fee for such services, Mirant Marsh Landing has agreed to pay Mirant Energy Trading the allocated cost to Mirant Energy Trading of providing such services.

Administration Arrangements with Mirant Services

Substantially all of Mirant’s corporate overhead costs are allocated to Mirant’s operating subsidiaries based on an average of each operating subsidiaries’ gross margin, labor costs and net property, plant and equipment relative to all operating subsidiaries. Management has concluded that this method of allocating overhead costs is reasonable. For the three and nine months ended September 30, 2010 and 2009, the Companies incurred the following in costs under these arrangements, which are included in operations and maintenance expense—affiliate in the Companies’ accompanying unaudited condensed consolidated statements of operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Mirant Americas Generation	$33	$34	$95	$97
Mirant North America	$33	$34	$95	$97
Mirant Mid-Atlantic	$22	$23	$61	$65

Mirant’s proposed merger with RRI Energy is expected to affect the allocation of corporate overhead costs to the Companies for periods subsequent to the completion of the merger. However, changes in allocated overhead costs to the Companies compared to historical levels cannot be estimated at this time.

Agreement for Purchase and Sale between Mirant Marsh Landing and Mirant Delta (Mirant Americas Generation and Mirant North America)

In October 2010, Mirant Delta entered into an agreement for the sale of the land for the Marsh Landing planned generating facility site to Mirant Marsh Landing for consideration of approximately $3 million based on a third-party appraisal. In connection with the closing of the sale of the land for the Marsh Landing site, Mirant

Delta and Mirant Marsh Landing will enter into related agreements including a shared facilities and services agreement, easement agreements and an assignment of certain water rights to Mirant Marsh Landing. The transfer of the site is expected to close before the end of 2010.

Notes Receivable from Affiliate (Mirant North America)

During the pendency of the Chapter 11 proceedings, Mirant Americas Generation and certain of its subsidiaries and Mirant and certain of its subsidiaries (excluding Mirant Americas Generation and its subsidiaries) participated in separate intercompany cash management programs whereby cash balances at Mirant and the respective participating subsidiaries were transferred to central concentration accounts to fund working capital and other needs of the respective participants. At September 30, 2010 and December 31, 2009, Mirant North America had current notes receivable from Mirant Americas Generation of $93 million related to its pre-emergence intercompany cash management program. For the three and nine months ended September 30, 2010, Mirant North America did not earn any interest income related to the notes receivable, compared to less than $1 million for the same periods in 2009.

Purchased Emissions Allowances (Mirant Mid-Atlantic)

In the first quarter of 2009, Mirant Energy Trading began maintaining on behalf of Mirant Mid-Atlantic an inventory of certain purchased emissions allowances. The emissions allowances are sold by Mirant Energy Trading to Mirant Mid-Atlantic as they are needed for operations. Mirant Mid-Atlantic purchases emissions allowances from Mirant Energy Trading at Mirant Energy Trading’s original cost to purchase the allowances. For allowances that have been purchased by Mirant Energy Trading from a Mirant affiliate, the price paid by Mirant Energy Trading is determined by market indices. Emissions allowances purchased from Mirant Energy Trading that were utilized in the three and nine months ended September 30, 2010, were $9 million and $25 million, respectively, compared to $12 million and $37 million, respectively, for the same periods in 2009 and are recorded in cost of fuel, electricity and other products—affiliate in Mirant Mid-Atlantic’s accompanying unaudited condensed consolidated statements of operations.

Preferred Shares in Mirant Americas

Series A (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Pursuant to the Plan, Mirant Americas issued mandatorily redeemable Series A preferred shares to Mirant Mid-Atlantic for the purpose of funding future environmental capital expenditures. For the nine months ended September 30, 2010, the Companies recorded $5 million in preferred stock in affiliate and member’s interest in the accompanying unaudited condensed consolidated balance sheets of each entity related to the amortization of the discount on the preferred stock in Mirant Americas.

The Series A preferred shares issued by Mirant Americas are mandatorily redeemable by Mirant Americas at various dates. In June 2010, Mirant Americas was required to and did redeem $95 million in the Series A preferred stock held by Mirant Mid-Atlantic.

Series B (Mirant Americas Generation)

Mirant Americas issued mandatorily redeemable Series B preferred shares to Mirant Americas Generation for the purpose of supporting the refinancing of Mirant Americas Generation senior notes due in 2011. For the nine months ended September 30, 2010, Mirant Americas Generation recorded $5 million in preferred stock in affiliate and member’s interest in Mirant Americas Generation’s unaudited condensed consolidated balance sheets related to the amortization of the discount on the preferred stock in Mirant Americas.

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

If Mirant Americas Generation were to be allocated income taxes attributable to its operations, the pro forma income tax provision attributable to income before taxes would be $67 million and $68 million, respectively, for the three and nine months ended September 30, 2010, compared to $5 million and $13 million, respectively, for the three and nine months ended September 30, 2009. The pro forma balance of Mirant Americas Generation’s net deferred income taxes would be a net deferred tax liability of $66 million as of September 30, 2010. If Mirant North America were to be allocated income taxes attributable to its operations, the pro forma income tax provision attributable to income before taxes would be $119 million and $192 million, respectively, for the three and nine months ended September 30, 2010, compared to $38 million and $253 million, respectively, for the three and nine months ended September 30, 2009. The pro forma balance of Mirant North America’s deferred income taxes would be a net deferred tax liability of $308 million as of September 30, 2010.

On April 11, 2010, Mirant entered into the Merger Agreement with RRI Energy and Merger Sub, a direct and wholly-owned subsidiary of RRI Energy. Provided neither has experienced an ownership change between December 31, 2009, and the closing date of the merger, each of Mirant and RRI Energy is expected separately to experience an ownership change, as defined in §382 of the Internal Revenue Code of 1986, on the merger date as a consequence of the merger. Immediately following the merger, Mirant and RRI Energy will be members of the same consolidated federal income tax group. The ability of this consolidated tax group to deduct the pre-merger NOL carry forwards of Mirant and RRI Energy against the post-merger taxable income of the group will be substantially limited as a result of these ownership changes. Mirant Americas Generation’s and Mirant North America’s annual limitation on their NOLs as corporate regarded entities and the pro forma annual limitation on Mirant Americas Generation’s and Mirant North America’s pro forma NOLs will also be limited and could result in the recognition of additional current tax expense for the corporate regarded entities and additional pro forma current tax expense in future periods. Given §382’s broad definition, and irrespective of the expected merger discussed above, an ownership change could be the unintended consequence of otherwise normal market trading in Mirant’s stock that is outside Mirant’s control. On March 26, 2009, Mirant announced the adoption of a stockholder rights plan (the “Stockholder Rights Plan”) to reduce the likelihood of an unintended ownership change. However, there can be no assurance that the Stockholder Rights Plan will prevent such an ownership change. On February 26, 2010, Mirant announced that the Board of Directors had extended the Stockholder Rights Plan and on May 6, 2010, Mirant’s stockholders approved the Stockholder Rights Plan at Mirant’s 2010 Annual Meeting of Stockholders.

Mirant Mid-Atlantic

Mirant Mid-Atlantic and its subsidiaries are limited liability companies and are not subject to United States federal or state income taxes. As such, Mirant Mid-Atlantic is treated as though it were a branch or division of Mirant Americas Generation’s parent, Mirant Americas, for income tax purposes, and not as a separate taxpayer.

Mirant Americas and Mirant are directly responsible for income taxes related to Mirant Mid-Atlantic’s operations. If Mirant Mid-Atlantic were to be allocated income taxes attributable to its operations, the pro forma income tax provision attributable to income before taxes would be $127 million and $209 million, respectively, for the three and nine months ended September 30, 2010, compared to $35 million and $242 million, respectively, for the same periods in 2009. The balance of Mirant Mid-Atlantic’s pro forma deferred income taxes would be a net deferred tax liability of $519 million as of September 30, 2010.

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

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2010:
Operating revenues—nonaffiliate[1]	$165	$2	$28	$580	$—	$775
Operating revenues—affiliate[2]	488	86	13	53	(640)	—

Total operating revenues	653	88	41	633	(640)	775
Cost of fuel, electricity and other products—nonaffiliate[3]	4	—	—	241	—	245
Cost of fuel, electricity and other products—affiliate[4]	178	59	9	396	(640)	2

Total cost of fuel, electricity and other products	182	59	9	637	(640)	247

Gross margin	471	29	32	(4)	—	528

Operating Expenses:
Operations and maintenance—nonaffiliate	65	14	6	3	—	88
Operations and maintenance—affiliate	51	14	9	—	—	74
Depreciation and amortization	36	5	8	3	—	52
Gain on sales of assets, net	—	(1)	—	—	—	(1)

Total operating expenses, net	152	32	23	6	—	213

Operating income (loss)	319	(3)	9	(10)	—	315
Total other expense (income), net	1	—	(2)	51	—	50

Income (loss) before income taxes	318	(3)	11	(61)	—	265
Benefit for income taxes	(1)	—	—	—	—	(1)

Net income (loss)	$319	$(3)	$11	$(61)	$—	$266

Total assets at September 30, 2010	$6,222	$610	$113	$4,056	$(2,371)	$8,630

[1]	Includes unrealized gains of $124 million and $30 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $32 million and $8 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $40 million for Other Operations.
[3]	Includes unrealized gains of $13 million for Other Operations.
[4]	Includes unrealized losses of $13 million and $10 million for Other Operations and Northeast, respectively, and unrealized gains of $23 million for Mid-Atlantic.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2010:
Operating revenues—nonaffiliate[1]	$384	$10	$89	$1,416	$—	$1,899
Operating revenues—affiliate[2]	1,178	190	23	100	(1,491)	—

Total operating revenues	1,562	200	112	1,516	(1,491)	1,899
Cost of fuel, electricity and other products—nonaffiliate[3]	13	—	—	707	—	720
Cost of fuel, electricity and other products—affiliate[4]	574	121	21	781	(1,491)	6

Total cost of fuel, electricity and other products	587	121	21	1,488	(1,491)	726

Gross margin	975	79	91	28	—	1,173

Operating Expenses:
Operations and maintenance—nonaffiliate	200	39	23	8	—	270
Operations and maintenance—affiliate	146	40	30	—	—	216
Depreciation and amortization	105	17	23	6	—	151
Gain on sales of assets, net	(3)	(1)	—	—	—	(4)

Total operating expenses, net	448	95	76	14	—	633

Operating income (loss)	527	(16)	15	14	—	540
Total other expense (income), net	3	1	(2)	149	—	151

Income (loss) before income taxes	524	(17)	17	(135)	—	389
Benefit for income taxes	(1)	—	—	—	—	(1)

Net income (loss)	$525	$(17)	$17	$(135)	$—	$390

Total assets at September 30, 2010	$6,222	$610	$113	$4,056	$(2,371)	$8,630

[1]	Includes unrealized gains of $227 million and $59 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $62 million and $10 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $72 million for Other Operations.
[3]	Includes unrealized losses of $107 million for Other Operations.
[4]	Includes unrealized losses of $81 million and $26 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $107 million for Other Operations.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2009:
Operating revenues—nonaffiliate[1]	$27	$3	$21	$403	$—	$454
Operating revenues—affiliate[2]	317	54	22	180	(573)	—

Total operating revenues	344	57	43	583	(573)	454
Cost of fuel, electricity and other products—nonaffiliate[3]	5	1	—	154	—	160
Cost of fuel, electricity and other products—affiliate[4]	126	22	10	417	(573)	2

Total cost of fuel, electricity and other products	131	23	10	571	(573)	162

Gross margin	213	34	33	12	—	292

Operating Expenses:
Operations and maintenance—nonaffiliate	56	13	7	1	—	77
Operations and maintenance—affiliate	48	13	10	2	—	73
Depreciation and amortization	25	4	5	2	—	36
Impairment losses	—	—	14	—	—	14
Gain on sales of assets, net	(2)	(1)	—	—	—	(3)

Total operating expenses, net	127	29	36	5	—	197

Operating income (loss)	86	5	(3)	7	—	95
Total other expense, net	—	—	1	31	—	32

Net income (loss)	$86	$5	$(4)	$(24)	$—	$63

Total assets at December 31, 2009	$5,807	$616	$139	$3,189	$(2,234)	$7,517

[1]	Includes unrealized losses of $44 million and $149 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $125 million for Other Operations and unrealized losses of $82 million and $43 million for Mid-Atlantic and Northeast, respectively.
[3]	Includes unrealized gains of $19 million for Other Operations.
[4]	Includes unrealized losses of $19 million for Other Operations and unrealized gains of $2 million and $17 million for Mid-Atlantic and Northeast, respectively.

Mirant Americas Generation Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2009:
Operating revenues—nonaffiliate[1]	$293	$11	$78	$1,449	$(3)	$1,828
Operating revenues—affiliate[2]	1,114	256	33	164	(1,567)	—

Total operating revenues	1,407	267	111	1,613	(1,570)	1,828
Cost of fuel, electricity and other products—nonaffiliate[3]	15	2	—	560	—	577
Cost of fuel, electricity and other products—affiliate[4]	415	122	22	1,014	(1,567)	6

Total cost of fuel, electricity and other products	430	124	22	1,574	(1,567)	583

Gross margin	977	143	89	39	(3)	1,245

Operating Expenses:
Operations and maintenance—nonaffiliate	173	54	28	3	—	258
Operations and maintenance—affiliate	137	39	29	5	—	210
Depreciation and amortization	73	13	15	3	—	104
Impairment losses	—	—	14	—	—	14
Gain on sales of assets, net	(12)	(3)	(1)	—	(4)	(20)

Total operating expenses, net	371	103	85	11	(4)	566

Operating income	606	40	4	28	1	679
Total other expense, net	2	—	2	100	—	104

Net income (loss)	$604	$40	$2	$(72)	$1	$575

Total assets at December 31, 2009	$5,807	$616	$139	$3,189	$(2,234)	$7,517

[1]	Includes unrealized gains of $101 million for Mid-Atlantic and unrealized losses of $83 million for Other Operations.
[2]	Includes unrealized gains of $11 million and $10 million for Mid-Atlantic and Other Operations, respectively, and unrealized losses of $21 million for Northeast.
[3]	Includes unrealized gains of $48 million for Other Operations.
[4]	Includes unrealized losses of $48 million for Other Operations and unrealized gains of $7 million and $41 million for Mid-Atlantic and Northeast, respectively.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2010:
Operating revenues—nonaffiliate[1]	$165	$2	$28	$580	$—	$775
Operating revenues—affiliate[2]	488	86	13	53	(640)	—

Total operating revenues	653	88	41	633	(640)	775
Cost of fuel, electricity and other products—nonaffiliate[3]	4	—	—	241	—	245
Cost of fuel, electricity and other products—affiliate[4]	178	59	9	396	(640)	2

Total cost of fuel, electricity and other products	182	59	9	637	(640)	247

Gross margin	471	29	32	(4)	—	528

Operating Expenses:
Operations and maintenance— nonaffiliate	65	14	6	3	—	88
Operations and maintenance— affiliate	51	14	9	—	—	74
Depreciation and amortization	36	5	8	3	—	52
Gain on sales of assets, net	—	(1)	—	—	—	(1)

Total operating expenses, net	152	32	23	6	—	213

Operating income (loss)	319	(3)	9	(10)	—	315
Total other expense (income), net	1	—	(2)	20	—	19

Income (loss) before income taxes	318	(3)	11	(30)	—	296
Benefit for income taxes	(1)	—	—	—	—	(1)

Net income (loss)	$319	$(3)	$11	$(30)	$—	$297

Total assets at September 30, 2010	$6,222	$610	$113	$4,030	$(2,270)	$8,705

[1]	Includes unrealized gains of $124 million and $30 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $32 million and $8 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $40 million for Other Operations.
[3]	Includes unrealized gains of $13 million for Other Operations.
[4]	Includes unrealized losses of $13 million and $10 million for Other Operations and Northeast, respectively, and unrealized gains of $23 million for Mid-Atlantic.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2010:
Operating revenues—nonaffiliate[1]	$384	$10	$89	$1,416	$—	$1,899
Operating revenues—affiliate[2]	1,178	190	23	100	(1,491)	—

Total operating revenues	1,562	200	112	1,516	(1,491)	1,899
Cost of fuel, electricity and other products—nonaffiliate[3]	13	—	—	707	—	720
Cost of fuel, electricity and other products—affiliate[4]	574	121	21	781	(1,491)	6

Total cost of fuel, electricity and other products	587	121	21	1,488	(1,491)	726

Gross margin	975	79	91	28	—	1,173

Operating Expenses:
Operations and maintenance—nonaffiliate	200	39	23	8	—	270
Operations and maintenance— affiliate	146	40	30	—	—	216
Depreciation and amortization	105	17	23	6	—	151
Gain on sales of assets, net	(3)	(1)	—	—	—	(4)

Total operating expenses, net	448	95	76	14	—	633

Operating income (loss)	527	(16)	15	14	—	540
Total other expense (income), net	3	1	(2)	58	—	60

Income (loss) before income taxes	524	(17)	17	(44)	—	480
Benefit for income taxes	(1)	—	—	—	—	(1)

Net income (loss)	$525	$(17)	$17	$(44)	$—	$481

Total assets at September 30, 2010	$6,222	$610	$113	$4,030	$(2,270)	$8,705

[1]	Includes unrealized gains of $227 million and $59 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $62 million and $10 million for Mid-Atlantic and Northeast, respectively, and unrealized losses of $72 million for Other Operations.
[3]	Includes unrealized losses of $107 million for Other Operations.
[4]	Includes unrealized losses of $81 million and $26 million for Mid-Atlantic and Northeast, respectively, and unrealized gains of $107 million for Other Operations.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2009:
Operating revenues—nonaffiliate[1]	$27	$3	$21	$403	$—	$454
Operating revenues—affiliate[2]	317	54	22	180	(573)	—

Total operating revenues	344	57	43	583	(573)	454
Cost of fuel, electricity and other products—nonaffiliate[3]	5	1	—	154	—	160
Cost of fuel, electricity and other products—affiliate[4]	126	22	10	417	(573)	2

Total cost of fuel, electricity and other products	131	23	10	571	(573)	162

Gross margin	213	34	33	12	—	292

Operating Expenses:
Operations and maintenance—nonaffiliate	56	13	7	1	—	77
Operations and maintenance—affiliate	48	13	10	2	—	73
Depreciation and amortization	25	4	5	2	—	36
Impairment losses	—	—	14	—	—	14
Gain on sales of assets, net	(2)	(1)	—	—	—	(3)

Total operating expenses, net	127	29	36	5	—	197

Operating income (loss)	86	5	(3)	7	—	95
Total other expense, net	—	—	1	—	—	1

Net income (loss)	$86	$5	$(4)	$7	$—	$94

Total assets at December 31, 2009	$5,807	$616	$139	$3,181	$(2,133)	$7,610

[1]	Includes unrealized losses of $44 million and $149 million for Mid-Atlantic and Other Operations, respectively.
[2]	Includes unrealized gains of $125 million for Other Operations and unrealized losses of $82 million and $43 million for Mid-Atlantic and Northeast, respectively.
[3]	Includes unrealized gains of $19 million for Other Operations.
[4]	Includes unrealized losses of $19 million for Other Operations and unrealized gains of $2 million and $17 million for Mid-Atlantic and Northeast, respectively.

Mirant North America Operating Segments

	Mid-Atlantic	Northeast	California	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2009:
Operating revenues—nonaffiliate[1]	$293	$11	$78	$1,449	$(3)	$1,828
Operating revenues—affiliate[2]	1,114	256	33	164	(1,567)	—

Total operating revenues	1,407	267	111	1,613	(1,570)	1,828
Cost of fuel, electricity and other products—nonaffiliate[3]	15	2	—	560	—	577
Cost of fuel, electricity and other products—affiliate[4]	415	122	22	1,014	(1,567)	6

Total cost of fuel, electricity and other products	430	124	22	1,574	(1,567)	583

Gross margin	977	143	89	39	(3)	1,245

Operating Expenses:
Operations and maintenance—nonaffiliate	173	54	28	3	—	258
Operations and maintenance—affiliate	137	39	29	5	—	210
Depreciation and amortization	73	13	15	3	—	104
Impairment losses	—	—	14	—	—	14
Gain on sales of assets, net	(12)	(3)	(1)	—	(4)	(20)

Total operating expenses, net	371	103	85	11	(4)	566

Operating income	606	40	4	28	1	679
Total other expense, net	2	—	2	9	—	13

Net income	$604	$40	$2	$19	$1	$666

Total assets at December 31, 2009	$5,807	$616	$139	$3,181	$(2,133)	$7,610

[1]	Includes unrealized gains of $101 million for Mid-Atlantic and unrealized losses of $83 million for Other Operations.
[2]	Includes unrealized gains of $11 million and $10 million for Mid-Atlantic and Other Operations, respectively, and unrealized losses of $21 million for Northeast.
[3]	Includes unrealized gains of $48 million for Other Operations.
[4]	Includes unrealized losses of $48 million for Other Operations and unrealized gains of $7 million and $41 million for Mid-Atlantic and Northeast, respectively.

I.	Litigation and Other Contingencies (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

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

Scrubber Contract Issues

Mirant Mid-Atlantic is working through various issues with Stone & Webster, Inc. (“Stone & Webster”), the EPC contractor for the scrubber projects at the Chalk Point, Dickerson and Morgantown generating facilities to determine the final amount owed to Stone & Webster. Stone & Webster is estimating that the cost incurred under the EPC contract at completion will exceed the amount currently budgeted. If the costs actually incurred for the EPC work were to equal the amount projected by Stone & Webster, the costs incurred by Mirant Mid-Atlantic and Mirant Chalk Point for environmental controls to meet the Maryland Healthy Air Act would exceed the $1.674 billion currently budgeted for the total project by approximately 5%. Mirant Mid-Atlantic is questioning various costs incurred by Stone & Webster and is auditing various components of the costs incurred by Stone & Webster. Mirant Mid-Atlantic also has submitted owner change orders to Stone & Webster that would reduce the costs incurred under the EPC contract by removing work included in the contract specifications that ultimately was not performed or that was completed by Mirant Mid-Atlantic. Mirant Mid-Atlantic expects the final contract amount to be less than the amount projected by Stone & Webster, but cannot predict how much of a reduction will be achieved. The current budget of $1.674 billion continues to represent management’s best estimate of the Companies’ total capital expenditures for compliance with the Maryland Healthy Air Act.

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

On April 2, 2010, the MDE filed a complaint against Mirant Mid-Atlantic and Mirant MD Ash Management in the United States District Court for the District of Maryland asserting violations of the Clean Water Act and

Maryland’s Water Pollution Control Law on the grounds alleged in the November 19, 2009, letter from the Brandywine Noticing Parties and the MDE’s letter of January 15, 2010. Four environmental advocacy groups filed a motion seeking to intervene as plaintiffs in the proceeding. Mirant MD Ash Management and Mirant Mid-Atlantic filed a motion seeking dismissal of the complaint on various grounds, including that the complaint fails to state a claim under the Clean Water Act because the discharges alleged were within the scope of possible discharges identified in filings made by Mirant MD Ash Management with the MDE to obtain its existing NPDES permit for the Brandywine Fly Ash Facility. On September 8, 2010, the United States District Court for the District of Maryland granted the environmental groups’ motion to intervene as plaintiffs and denied the motion to dismiss filed by Mirant MD Ash Management and Mirant Mid-Atlantic.

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

Suit Regarding Chalk Point Emissions. On June 25, 2009, the Chesapeake Climate Action Network and four individuals filed a complaint against Mirant Mid-Atlantic and Mirant Chalk Point in the United States District Court for the District of Maryland. The plaintiffs alleged that Mirant Chalk Point had violated the Clean Air Act and Maryland environmental regulations by failing to install controls to limit emissions of particulate matter on unit 3 and unit 4 of the Chalk Point generating facility, which at times burn residual fuel oil. The plaintiffs sought to enjoin the alleged violations, to obtain civil penalties of up to $32,500 per day for past noncompliance and to recover attorneys’ fees. Mirant Mid-Atlantic and Mirant Chalk Point disputed the plaintiffs’ allegations of violations of the Clean Air Act and Maryland environmental regulations. On October 13, 2009, Mirant Mid-Atlantic and Mirant Chalk Point filed a motion seeking dismissal of the complaint on the grounds that it was barred (1) under principles of res judicata by the dismissal with prejudice in January 2007 of similar claims filed by environmental advocacy organizations asserting that emissions from Chalk Point units 3 and 4 violated the Clean Air Act and (2) by actions taken by the MDE currently and over a number of years to ensure compliance by Chalk Point units 3 and 4 with regulations under the Clean Air Act and Maryland law limiting emissions of particulate matter. On August 13, 2010, the United States District Court for the District of Maryland granted the motion to dismiss based upon MDE’s diligent prosecution of the particulate emissions standard, and that dismissal has become final.

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

Mirant Potomac River NOV Regarding Fuels. By letter dated October 22, 2010, the Virginia DEQ issued an NOV to Mirant Potomac River asserting that it (a) combusted used oils from the Potomac River generating facility in the facility’s boilers without authority under its permit and (b) received one shipment of coal that exceeded the maximum ash content of 11.0% allowed under its permit. The NOV states that such violations can result in various civil penalties, including a civil penalty of up to $32,500 per day for each violation.

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

Chapter 11 Proceedings

On July 14, 2003, and various dates thereafter, the Companies and their subsidiaries (collectively, the “Mirant Debtors”) filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Mirant, the Companies and most of the Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. The remaining Mirant Debtors (Mirant New York, Mirant Bowline, Mirant Lovett, Mirant NY-Gen and Hudson Valley Gas) emerged from bankruptcy on various dates in 2007. As of September 30, 2010, approximately 461,000 of the shares of Mirant common stock to be distributed under the Plan had not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Under the terms of the Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of Mirant common stock, cash, or both common stock and cash as previously allowed claims, regardless of the price at which Mirant common stock is trading at the time the claim is resolved.

To the extent the aggregate amount of the payouts determined to be due with respect to disputed claims ultimately results in the number of reserved shares being insufficient, Mirant would have to issue additional shares of common stock to address the shortfall, which would dilute existing Mirant stockholders, and Mirant and Mirant Americas Generation would have to pay additional cash amounts as necessary under the terms of the Plan to satisfy such pre-petition claims.

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

Other Legal Matters

The Companies are involved in various other claims and legal actions arising in the ordinary course of business. Although the Companies cannot predict the outcome and estimate the range of loss, the Companies think that the ultimate disposition of these matters, individually or in aggregate, will not have a material adverse effect on the Companies’ results of operations, financial positions or cash flows.

J.	Settlements and Other Charges (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Potomac River Settlement

In July 2008, the City of Alexandria, Virginia (in which the Potomac River generating facility is located) and Mirant Potomac River entered into an agreement containing certain terms that were included in a proposed comprehensive state operating permit for the Potomac River generating facility issued by the Virginia DEQ that month. Under that agreement, Mirant Potomac River committed to spend $34 million over several years to reduce particulate emissions. The $34 million was placed in escrow and included in funds on deposit and other noncurrent assets in the accompanying unaudited condensed consolidated balance sheets. At September 30, 2010, the balance in the escrow account was approximately $33 million and is included in the Companies’ estimated capital expenditures for future periods. On July 30, 2008, the Virginia State Air Pollution Control Board approved the comprehensive permit with terms consistent with the agreement between Mirant Potomac and the City of Alexandria, and the Virginia DEQ issued the permit on July 31, 2008.

Prior to the issuance of the comprehensive state operating permit in July 2008, the Potomac River generating facility operated under a state operating permit issued June 1, 2007, that significantly restricted the facility’s operations by imposing stringent limits on its SO2 emissions and constraining unit operations so that no more than three of the facility’s five units could operate at one time. In compliance with the comprehensive permit, in 2008 Mirant Potomac River merged the stacks for units 3, 4 and 5 into one stack at the Potomac River generating facility and, in January 2009, Mirant Potomac River merged the stacks for units 1 and 2 into one stack. With the completion of the stack mergers, the permit issued in July 2008 does not constrain operations of the Potomac River generating facility below historical operations and allows operation of all five units at one time. In July 2010, the Virginia DEQ issued a permit that limits NOx emissions from Mirant Potomac River’s generating facility to 890 tons during the Ozone Season. The Companies think that at current market prices the new limit on NOx emissions during the Ozone Season will not have a material effect upon the Companies’ results of operations, financial positions or cash flows.

Mirant Potrero Settlement Agreement with City of San Francisco (Mirant Americas Generation and Mirant North America)

Mirant Potrero and the City and County of San Francisco, California entered into a Settlement Agreement (the “Potrero Settlement”) dated August 13, 2009. The Potrero Settlement became effective in November 2009 upon its approval by the City’s Board of Supervisors and Mayor. The Potrero Settlement addressed certain disputes that had arisen between the City of San Francisco and Mirant Potrero related to the Potrero generating facility. Among other things, the Potrero Settlement obligates Mirant Potrero to close permanently each of the remaining units of the Potrero generating facility at the end of the year in which the CAISO determines that such unit is no longer needed to maintain the reliable operation of the electricity system. The agreement also bars Mirant Potrero from building any additional generating facilities on the site of the Potrero generating facility. Mirant Potrero expects that the completion of the TransBay Cable project, which is an underwater electric transmission cable in the San Francisco Bay, will eliminate the need for unit 3 of the Potrero generating facility to operate for reliability purposes. The TransBay Cable project has encountered some delays in startup that make it uncertain whether it will become fully operational in 2010. By letter dated January 12, 2010, the CAISO advised the City of San Francisco that the expected replacement in 2010 of two underground transmission cables, if completed successfully, would allow the CAISO not to require the continued operation of the remaining units of the Potrero generating facility, units 4, 5 and 6, for reliability purposes after 2010. In September 2010, the CAISO notified Mirant Potrero that it was designating all four units of the Potrero generating facility as needed for reliability purposes in 2011. If, prior to the end of 2010, the CAISO concludes that the TransBay Cable project is fully operational and the replacement of the two underground transmission cables has been completed, then the CAISO could determine that some or all of the units of the Potrero generating facility are no longer needed for reliability purposes and such units could close by the end of 2010.

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

The following sets forth unaudited condensed consolidating financial statements of the guarantor and non-guarantor subsidiaries:

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended September 30, 2010

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$—	$130	$781	$(136)	$775
Cost of fuel, electricity and other products	—	68	315	(136)	247

Gross margin	—	62	466	—	528

Operating Expenses:
Operations and maintenance	—	44	118	—	162
Depreciation and amortization	—	14	36	2	52
Gain on sales of assets, net	—	(1)	—	—	(1)

Total operating expenses, net	—	57	154	2	213

Operating income	—	5	312	(2)	315
Equity earnings of subsidiaries	(316)	—	—	316	—
Other expense, net	19	—	1	(1)	19

Income before income taxes	297	5	311	(317)	296
Benefit for income taxes	—	—	(1)	—	(1)

Net income	$297	$5	$312	$(317)	$297

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Three Months Ended September 30, 2009

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$—	$100	$517	$(163)	$454
Cost of fuel, electricity and other products	—	33	292	(163)	162

Gross margin	—	67	225	—	292

Operating Expenses:
Operations and maintenance	—	42	108	—	150
Depreciation and amortization	—	10	25	1	36
Impairment losses	—	14	—	—	14
Gain on sales of assets, net	—	(1)	(2)	—	(3)

Total operating expenses, net	—	65	131	1	197

Operating income	—	2	94	(1)	95
Equity earnings of subsidiaries	(114)	—	—	114	—
Other expense, net	20	1	—	(20)	1

Net income	$94	$1	$94	$(95)	$94

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Nine Months Ended September 30, 2010

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$—	$313	$1,889	$(303)	$1,899
Cost of fuel, electricity and other products	—	142	887	(303)	726

Gross margin	—	171	1,002	—	1,173

Operating Expenses:
Operations and maintenance	—	133	353	—	486
Depreciation and amortization	—	41	105	5	151
Gain on sales of assets, net	—	(1)	(3)	—	(4)

Total operating expenses, net	—	173	455	5	633

Operating income (loss)	—	(2)	547	(5)	540
Equity earnings of subsidiaries	(541)	—	—	541	—
Other expense, net	60	—	4	(4)	60

Income (loss) before income taxes	481	(2)	543	(542)	480
Benefit for income taxes	—	—	(1)	—	(1)

Net income (loss)	$481	$(2)	$544	$(542)	$481

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS (UNAUDITED)

Nine Months Ended September 30, 2009

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Operating revenues	$(3)	$378	$1,898	$(445)	$1,828
Cost of fuel, electricity and other products	—	146	882	(445)	583

Gross margin	(3)	232	1,016	—	1,245

Operating Expenses:
Operations and maintenance	—	150	318	—	468
Depreciation and amortization	—	28	74	2	104
Impairment losses	—	14	—	—	14
Gain on sales of assets, net	(4)	(4)	(12)	—	(20)

Total operating expenses (income), net	(4)	188	380	2	566

Operating income	1	44	636	(2)	679
Equity earnings of subsidiaries	(727)	—	—	727	—
Other expense, net	62	2	2	(53)	13

Net income	$666	$42	$634	$(676)	$666

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING BALANCE SHEETS (UNAUDITED)

At September 30, 2010

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$80	$—	$438	$—	$518
Funds on deposit	124	—	81	—	205
Receivables—nonaffiliate	—	2	264	—	266
Receivables—affiliate	—	48	20	(58)	10
Notes receivable—affiliate	45	103	—	(55)	93
Derivative contract assets—nonaffiliate	—	—	2,132	—	2,132
Derivative contract assets—affiliate	—	51	43	(94)	—
Inventories	—	30	231	—	261
Prepaid rent and other payments	—	11	108	—	119

Total current assets	249	245	3,317	(207)	3,604

Property, Plant and Equipment, net	—	430	3,011	144	3,585

Noncurrent Assets:
Goodwill, net	(616)	—	616	—	—
Intangible assets, net	—	30	134	—	164
Derivative contract assets—nonaffiliate	—	—	960	—	960
Derivative contract assets—affiliate	—	8	9	(17)	—
Prepaid rent	—	—	334	—	334
Debt issuance costs, net	17	—	—	—	17
Investments in subsidiaries	6,249	—	—	(6,249)	—
Other	—	21	20	—	41

Total noncurrent assets	5,650	59	2,073	(6,266)	1,516

Total Assets	$5,899	$734	$8,401	$(6,329)	$8,705

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$48	$—	$4	$—	$52
Notes payable—affiliate	11	44	—	(55)	—
Accounts payable and accrued liabilities	16	16	458	—	490
Payable—affiliate	—	29	60	(58)	31
Derivative contract liabilities—nonaffiliate	—	—	1,832	—	1,832
Derivative contract liabilities—affiliate	—	43	51	(94)	—
Other	—	12	9	—	21

Total current liabilities	75	144	2,414	(207)	2,426

Noncurrent Liabilities:
Long-term debt, net of current portion	1,107	—	18	—	1,125
Derivative contract liabilities—nonaffiliate	—	—	379	—	379
Derivative contract liabilities—affiliate	—	9	8	(17)	—
Other	—	38	20	—	58

Total noncurrent liabilities	1,107	47	425	(17)	1,562

Commitments and Contingencies
Member’s Equity	4,717	543	5,562	(6,105)	4,717

Total Liabilities and Member’s Equity	$5,899	$734	$8,401	$(6,329)	$8,705

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

MIRANT NORTH AMERICA

GUARANTOR/NON-GUARANTOR

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS (UNAUDITED)

Nine Months Ended September 30, 2010

(in millions)

	Parent	Guarantor	Non- Guarantor	Eliminations	Consolidated
Cash Flows provided by (used in):
Operating activities	$214	$56	$460	$(248)	$482
Investing activities	(24)	(76)	(190)	87	(203)
Financing activities	(188)	20	(157)	161	(164)

Net increase in cash and cash equivalents	2	—	113	—	115
Cash and cash equivalents, beginning of period	78	—	325	—	403

Cash and cash equivalents, end of period	$80	$—	$438	$—	$518

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

Mirant’s Proposed Merger with RRI Energy

On April 11, 2010, Mirant entered into the Merger Agreement with RRI Energy and RRI Energy Holdings, Inc. (“Merger Sub”), a direct and wholly-owned subsidiary of RRI Energy. Upon the terms and subject to the conditions set forth in the Merger Agreement, which has been unanimously approved by each of the boards of directors of Mirant and RRI Energy, Merger Sub will merge with and into Mirant, with Mirant continuing as the surviving corporation and a wholly-owned subsidiary of RRI Energy. Mirant and RRI Energy have satisfied many of the conditions to the completion of the merger, including stockholder approval on October 25, 2010, of the proposals related to the merger. Mirant anticipates completing the merger before the end of 2010.

Completion of the merger is subject to each of Mirant and RRI Energy receiving legal opinions that the merger will qualify as a tax-free reorganization under the Internal Revenue Code of 1986, as amended. Under a tax-free reorganization, none of RRI Energy, Merger Sub, Mirant or any of the Mirant stockholders will recognize any gain or loss in the transaction, except that Mirant stockholders will recognize a gain or loss with respect to cash received in lieu of fractional shares of RRI Energy common stock. Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Mirant common stock, including grants of restricted common stock, automatically will be converted into shares of common stock of RRI Energy based on the Exchange Ratio. Additionally, upon the closing of the merger, RRI Energy will be renamed GenOn Energy. Mirant stock options and other equity awards generally will convert upon completion of the merger into stock options and equity awards with respect to RRI Energy common stock, after giving effect to the Exchange Ratio. As a result of the merger, Mirant stockholders will own approximately 54% of the equity of the combined company and RRI Energy stockholders will own approximately 46%.

Mirant and RRI Energy have satisfied many of the conditions to completion of the merger, including:

•	stockholder approval on October 25, 2010, of the proposals related to the merger;

•	FERC approval of the merger by order dated August 2, 2010; and

•	the receipt of the New York State Public Service Commission’s (the “NYPSC”) order dated July 20, 2010, declaring that it will not further review the merger.

The primary remaining condition to closing the merger is completion by the Department of Justice (the “DOJ”) of its review and clearance under the Hart-Scott-Rodino Act. On June 14, 2010, Mirant and RRI Energy filed notification of the proposed transaction with the Federal Trade Commission and the DOJ under the Hart-Scott-Rodino Act. On July 15, 2010, we received a request for additional information from the DOJ, and Mirant has provided the DOJ the information requested.

On September 20, 2010, RRI Energy entered into a new senior secured revolving credit facility and a new senior secured term loan. The funding of the term loan facility and the availability of borrowings and letters of credit under the revolving credit facility are subject to the closing of the merger and the satisfaction of the conditions precedent thereto. On October 4, 2010, Mirant and RRI Energy closed on new senior notes. Under the terms of the indenture agreement, the senior notes were issued by GenOn Escrow, a wholly-owned subsidiary of Mirant, and the proceeds were placed into escrow. Upon completion of the merger, GenOn Escrow will merge with and into RRI Energy. The new GenOn Energy debt financing and revolving credit facility will be used, in part, to discharge and redeem the Mirant North America senior unsecured notes and to repay and terminate the Mirant North America senior secured term loan and revolving credit facility.

The new senior secured revolving credit facility and the new senior secured term loan, and the subsidiary guarantees thereof, will be senior secured obligations of RRI Energy and certain of its existing and future direct and indirect subsidiaries, excluding us; provided, however, that our subsidiaries (other than Mirant Mid-Atlantic and Mirant Energy Trading and their subsidiaries) will guarantee the new senior secured revolving credit facility and the new senior secured term loan to the extent permitted under the indenture for our senior notes. See Note D to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information on Mirant North America’s debt subject to refinancing.

Both Mirant and RRI Energy are subject to restrictions on their ability to solicit alternative acquisition proposals, provide information and engage in discussions with third parties, except under limited circumstances to permit Mirant’s and RRI Energy’s boards of directors to comply with their fiduciary duties. The Merger Agreement contains certain termination rights for both Mirant and RRI Energy, and further provides that, upon termination of the Merger Agreement under specified circumstances, Mirant or RRI Energy may be required to pay the other a termination fee of either $37.15 million or $57.78 million. Further information concerning Mirant’s proposed merger was included in a joint proxy statement/prospectus contained in the registration statement on Form S-4 filed by RRI Energy with the SEC on May 28, 2010, and amended on July 6, 2010, August 12, 2010, September 8, 2010 and September 13, 2010.

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

Hedging Activities

We hedge economically a substantial portion of our Mid-Atlantic coal-fired baseload generation and certain of our Mid-Atlantic and Northeast gas and oil-fired generation through OTC transactions. However, we generally do not hedge our intermediate and peaking units for tenors greater than 12 months. We hedge using products which we expect to be effective to mitigate the price risk of our generation. However, as a result of market liquidity limitations, our hedges often are not an exact match for the generation being hedged, and we then have some risks resulting from price differentials for different delivery points and for implied differences in heat rates when we hedge power using natural gas. A majority of our hedges are financial swap transactions between Mirant Mid-Atlantic and financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. At October 12, 2010, our aggregate hedge levels based on expected generation for the remainder of 2010 and subsequent years were as follows:

	Aggregate Hedge Levels Based on Expected Generation
	2010	2011	2012	2013	2014
Power	100%	79%	75%	35%	36%
Fuel	91%	84%	76%	50%	—%

The Dodd-Frank Act, which was enacted in July 2010 in response to the global financial crisis, increases the regulation of transactions involving OTC derivative financial instruments. The statute provides that standardized swap transactions between dealers and large market participants will have to be cleared and traded on an exchange or electronic platform. Although the legislative history of the Dodd-Frank Act, including a letter from Senators Dodd and Lincoln, provides strong evidence that market participants, such as Mirant Americas Generation, that utilize OTC derivative financial instruments to hedge commercial risks are not to be subject to these clearing and other requirements, it is uncertain what the implementing regulations to be issued by the Commodities Futures Trading Commission (“CFTC”) will provide. Greater regulation of OTC derivative financial instruments could materially affect our ability to hedge economically our generation by reducing liquidity in the energy and commodity markets, increasing hedge pricing through the imposition of capital requirements on our swap counterparties, and if we are required to clear such transactions on exchanges, by significantly increasing our requirements for cash collateral.

Capital Expenditures and Capital Resources

For the nine months ended September 30, 2010, we invested $204 million for capital expenditures, excluding capitalized interest, of which $109 million related to compliance with the Maryland Healthy Air Act. As of September 30, 2010, we have invested approximately $1.514 billion for capital expenditures related to compliance with the Maryland Healthy Air Act. As the final part of our compliance with the Maryland Healthy Air Act, we placed our scrubbers in service in the fourth quarter of 2009. Provisions in our construction contracts for the scrubbers provide for certain payments to be made after final completion of the project. The current budget of $1.674 billion continues to represent our best estimate of the total capital expenditures for compliance with the Maryland Healthy Air Act. See Note I to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of scrubber contract issues.

For the nine months ended September 30, 2010, our capitalized interest was approximately $4 million compared to $53 million for the same period in 2009. The decrease in capitalized interest from prior periods is a result of placing our scrubbers in service in the fourth quarter of 2009.

The following table details the expected timing of payments for our estimated capital expenditures, excluding capitalized interest, for the remainder of 2010 and for 2011 (in millions):

	2010	2011
Maryland Healthy Air Act	$67	$93
Other environmental	3	24
Maintenance	33	47
Other construction	7	51
Other	3	4

Total	$113	$219

We expect that available cash, proceeds from redemption of preferred shares in Mirant Americas and future cash flows from operations will be sufficient to fund the remainder of these capital expenditures.

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

As a result of the installation of the pollution control equipment at our Maryland generating facilities, we have excess SO2 and NOx emissions allowances. In August 2010, the EPA proposed a replacement for the CAIR. The market prices for SO2 and NOx emissions allowances declined as a result of the proposed rule. As a result, the estimated fair value of our projected excess SO2 and NOx emissions allowances is immaterial. See “Environmental and Regulatory Matters” later in this Item 2 for further information on the EPA’s proposed replacement of the CAIR.

California Development Activities

Contra Costa Toll Extension

On September 2, 2009, Mirant Delta entered into an agreement with PG&E for the 674 MW of Contra Costa units 6 and 7 for the period from November 2011 through April 2013. At the end of the agreement, and subject to any necessary regulatory approval, Mirant Delta has agreed to retire Contra Costa units 6 and 7, which began operations in 1964, in furtherance of state and federal policies to retire aging power plants that utilize once-through cooling technology. The Mirant Delta agreement became effective on September 30, 2010.

Pittsburg Toll Extension

On October 28, 2010, Mirant Delta entered into an agreement with PG&E for 1,159 MW of capacity from Pittsburg units 5, 6 and 7 for three years commencing January 1, 2011, with options for PG&E to extend the agreement for each of 2014 and 2015. Under the agreement, Mirant Delta will receive monthly capacity payments with bonuses and/or penalties based on heat rate and availability. The agreement with PG&E was effective upon the execution of the contract.

Potrero Settlement Agreement

On August 13, 2009, Mirant Potrero entered into a Settlement Agreement (“the Potrero Settlement”) with the City and County of San Francisco. Among other things, the Potrero Settlement obligates Mirant Potrero to close permanently each of the remaining units of the Potrero generating facility at the end of the year in which the CAISO determines that such unit is no longer needed to maintain the reliable operation of the electricity system. In September 2010, the CAISO notified Mirant Potrero that it was designating all four units of the

Potrero generating facility as needed for reliability purposes in 2011. If, prior to the end of 2010, the CAISO concludes that the TransBay Cable project is fully operational and the replacement of the two underground transmission cables has been completed, then the CAISO could determine that some or all of the units of the Potrero generating facility are no longer needed for reliability purposes and such units could close by the end of 2010. See Note J to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of the Potrero Settlement.

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

Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009

Consolidated Financial Performance

We reported net income of $266 million and $63 million for the three months ended September 30, 2010 and 2009, respectively. The change in net income is detailed as follows (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Realized gross margin	$361	$466	$(105)
Unrealized gross margin	167	(174)	341

Total gross margin	528	292	236
Operating Expenses:
Operations and maintenance—nonaffiliate	88	77	11
Operations and maintenance—affiliate	74	73	1
Depreciation and amortization	52	36	16
Impairment losses	—	14	(14)
Gain on sales of assets, net	(1)	(3)	2

Total operating expenses, net	213	197	16

Operating income	315	95	220
Total other expense, net	50	32	18

Income before income taxes	265	63	202
Benefit for income taxes	(1)	—	(1)

Net income	$266	$63	$203

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

For the three months ended September 30, 2010, our realized gross margin decrease of $105 million was principally a result of the following:

•

a decrease of $192 million in realized value of hedges. In 2010 and 2009, realized value of hedges was $55 million and $247 million, respectively, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, offset in part by the amount by which contract prices for fuel exceeded market prices for fuel; and

•	a decrease of $12 million in contracted and capacity primarily related to lower average capacity prices in the Mid-Atlantic; partially offset by

•

an increase of $99 million in energy, primarily as a result of an increase in the average settlement price for power, an increase in generation volumes in the Mid-Atlantic and the Northeast and a decrease in the cost of emissions allowances, offset in part by a decrease in realized gross margin from proprietary trading activities and an increase in the price of fuel.

Our unrealized gross margin for both periods reflects the following:

•

unrealized gains of $167 million in 2010, which included a $243 million net increase in the value of hedge and proprietary trading contracts for future periods primarily related to decreases in forward power and natural gas prices and increases in forward coal prices, partially offset by unrealized losses of $76 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized losses of $174 million in 2009, which included unrealized losses of $233 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $59 million net increase in the value of hedge and proprietary trading contracts for future periods primarily related to decreases in forward power and natural gas prices.

Operating Expenses

Our operating expense increase of $16 million was primarily a result of the following:

•

an increase of $12 million in operations and maintenance expense primarily as a result of an increase in costs related to the operation of our scrubbers and the Montgomery County, Maryland CO2 levy imposed on our Dickerson generating facility beginning in May 2010;

•	an increase of $16 million in depreciation and amortization expense primarily as a result of the scrubbers that were placed in service in December 2009; and

•	a decrease of $2 million in gain on sales of assets primarily related to emissions allowances sold to third parties in 2009; partially offset by

•

a decrease of $14 million in impairment related to impairment losses on intangible assets related to our Potrero and Contra Costa generating facilities during 2009. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to our impairment reviews.

Other Expense, Net

The increase of $18 million primarily reflects higher interest expense as a result of lower capitalized interest because of the scrubbers that were placed in service in December 2009.

Gross Margin Overview

The following tables detail realized and unrealized gross margin for the three months ended September 30, 2010 and 2009, by operating segments (in millions):

	Three Months Ended September 30, 2010
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$151	$14	$—	$6	$—	$171
Contracted and capacity	83	20	32	—	—	135
Realized value of hedges	58	(3)	—	—	—	55

Total realized gross margin	292	31	32	6	—	361
Unrealized gross margin	179	(2)	—	(10)	—	167

Total gross margin	$471	$29	$32	$(4)	$—	$528

	Three Months Ended September 30, 2009
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$33	$3	$—	$36	$—	$72
Contracted and capacity	90	24	33	—	—	147
Realized value of hedges	214	33	—	—	—	247

Total realized gross margin	337	60	33	36	—	466
Unrealized gross margin	(124)	(26)	—	(24)	—	(174)

Total gross margin	$213	$34	$33	$12	$—	$292

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

Operating Statistics

The following table summarizes Net Capacity Factor by region for the three months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Mid-Atlantic	43%	32%	11%
Northeast	13%	9%	4%
California	5%	9%	(4)%
Total	27%	21%	6%

The following table summarizes power generation volumes by region for the three months ended September 30, 2010 and 2009 (in gigawatt hours):

	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2010	2009
Mid-Atlantic:
Baseload	4,060	3,401	659	19%
Intermediate	733	194	539	278%
Peaking	121	28	93	332%

Total Mid-Atlantic	4,914	3,623	1,291	36%

Northeast:
Baseload	400	378	22	6%
Intermediate	324	111	213	192%
Peaking	5	2	3	150%

Total Northeast	729	491	238	48%

California:
Intermediate	255	457	(202)	(44)%
Peaking[1]	(1)	1	(2)	(200)%

Total California	254	458	(204)	(45)%

Total	5,897	4,572	1,325	29%

[1]	Negative amounts denote net energy used by the generating facility.

The total increase in power generation volumes for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was primarily the result of the following:

Mid-Atlantic. An increase in our generation volumes primarily as a result of higher power prices resulting from an increase in demand because of higher average temperatures and a decrease in outages in 2010 compared to 2009.

Northeast. An increase in our generation volumes primarily as a result of higher power prices resulting from an increase in demand because of higher average temperatures.

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

Mid-Atlantic

Our Mid-Atlantic segment includes four generating facilities with total net generating capacity of 5,194 MW.

The following table summarizes the results of operations of our Mid-Atlantic segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Energy	$151	$33	$118
Contracted and capacity	83	90	(7)
Realized value of hedges	58	214	(156)

Total realized gross margin	292	337	(45)
Unrealized gross margin	179	(124)	303

Total gross margin	471	213	258

Operating Expenses:
Operations and maintenance	116	104	12
Depreciation and amortization	36	25	11
Gain on sales of assets, net	—	(2)	2

Total operating expenses, net	152	127	25

Operating income	319	86	233
Total other expense, net	1	—	1

Income before income taxes	$318	$86	$232

Gross Margin

The decrease of $45 million in realized gross margin was principally a result of the following:

•

a decrease of $156 million in realized value of hedges. In 2010, realized value of hedges was $58 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power and the amount by which market prices for coal exceeded contract prices for coal. In 2009, realized value of hedges was $214 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for coal exceeded market prices for coal; and

•	a decrease of $7 million in contracted and capacity primarily related to lower average capacity prices, offset in part by an increase in ancillary services revenue; partially offset by

•

an increase of $118 million in energy, primarily as a result of an increase in the average settlement price for power, an increase in generation volumes and a decrease in the cost of emissions allowances, offset in part by an increase in the average price of coal.

Our unrealized gross margin for both periods reflects the following:

•

unrealized gains of $179 million in 2010, which included a $228 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices and increases in forward coal prices, partially offset by unrealized losses of $49 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized losses of $124 million in 2009, which included unrealized losses of $188 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $64 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices.

Operating Expenses

Our operating expense increase of $25 million was primarily a result of the following:

•

an increase of $12 million in operations and maintenance expense primarily as a result of an increase in costs related to the operation of our scrubbers and the Montgomery County, Maryland CO2 levy imposed on our Dickerson generating facility beginning in May 2010;

•

an increase of $11 million in depreciation and amortization expense primarily as a result of the scrubbers that were placed in service in December 2009, offset in part by a decrease in the carrying value of the Potomac River generating facility as a result of the impairment charge taken in the fourth quarter of 2009; and

•	a decrease of $2 million in gain on sales of assets primarily related to emissions allowances sold to third parties in 2009.

Northeast

Our Northeast segment is comprised of our three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW.

The following table summarizes the results of operations of our Northeast segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Energy	$14	$3	$11
Contracted and capacity	20	24	(4)
Realized value of hedges	(3)	33	(36)

Total realized gross margin	31	60	(29)
Unrealized gross margin	(2)	(26)	24

Total gross margin	29	34	(5)

Operating Expenses:
Operations and maintenance	28	26	2
Depreciation and amortization	5	4	1
Gain on sales of assets, net	(1)	(1)	—

Total operating expenses, net	32	29	3

Net income (loss)	$(3)	$5	$(8)

Gross Margin

The decrease of $29 million in realized gross margin was principally a result of the following:

•

a decrease of $36 million in realized value of hedges. In 2010, realized value of hedges was $(3) million, which reflects the amount by which contract prices for fuel exceeded market prices, offset by the amount by which the settlement value of power contracts exceeded market prices for power. In 2009, realized value of hedges was $33 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, offset in part by the amount by which contract prices for fuel exceeded market prices for fuel; and

•	a decrease of $4 million in contracted and capacity primarily related to lower average capacity prices; partially offset by

•

an increase of $11 million in energy primarily as a result of an increase in the average settlement price for power, and an increase in generation volumes offset in part by an increase in the price of fuel.

Our unrealized gross margin for both periods reflects the following:

•	unrealized losses of $2 million in 2010 from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized losses of $26 million in 2009, which included unrealized losses of $32 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $6 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and fuel prices.

Operating Expenses

Our operating expense increase of $3 million was primarily a result of an increase in costs related to unplanned outages in 2010 compared to 2009 for our generating facilities, partially offset by a decrease in property taxes because of lower assessed values.

California

Our California segment consists of the Contra Costa, Pittsburg and Potrero generating facilities with total net generating capacity of 2,347 MW.

The following table summarizes the results of operations of our California segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Contracted and capacity	$32	$33	$(1)

Total realized gross margin	32	33	(1)
Unrealized gross margin	—	—	—

Total gross margin	32	33	(1)

Operating Expenses:
Operations and maintenance	15	17	(2)
Depreciation and amortization	8	5	3
Impairment losses	—	14	(14)

Total operating expenses, net	23	36	(13)

Operating income (loss)	9	(3)	12
Total other expense (income), net	(2)	1	(3)

Net income (loss)	$11	$(4)	$15

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

Operating Expenses

Our operating expense decrease of $13 million was primarily a result of a decrease in impairment losses on intangible assets related to our Potrero and Contra Costa generating facilities during 2009. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to our impairment reviews.

Other Operations

Other Operations includes proprietary trading and fuel oil management activities, interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Energy	$6	$36	$(30)

Total realized gross margin	6	36	(30)
Unrealized gross margin	(10)	(24)	14

Total gross margin	(4)	12	(16)

Operating Expenses:
Operations and maintenance	3	3	—
Depreciation and amortization	3	2	1

Total operating expenses, net	6	5	1

Operating income (loss)	(10)	7	(17)
Total other expense, net	51	31	20

Net loss	$(61)	$(24)	$(37)

Gross Margin

The decrease of $30 million in realized gross margin was principally a result of a $36 million decrease from proprietary trading activities, partially offset by a $6 million increase from our fuel oil management activities. The decrease in the contribution from proprietary trading was a result of a decrease in the realized value associated with trading positions in 2010 as compared to 2009. The increase in the contribution from fuel oil management was a result of higher realized gross margin on the settlement of positions used to hedge economically the fair value of our physical fuel oil inventory.

Our unrealized gross margin for both periods reflects the following:

•

unrealized losses of $10 million in 2010, which included unrealized losses of $25 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $15 million net increase in the value of contracts for future periods; and

•

unrealized losses of $24 million in 2009, which included unrealized losses of $13 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods and an $11 million net decrease in the value of contracts for future periods.

Other Expense, Net

The increase of $20 million in other expense, net was principally the result of an increase in interest expense primarily related to lower capitalized interest because of the scrubbers that were placed in service in December 2009.

Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009

Consolidated Financial Performance

We reported net income of $390 million and $575 million for the nine months ended September 30, 2010 and 2009, respectively. The change in net income is detailed as follows (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Realized gross margin	$994	$1,179	$(185)
Unrealized gross margin	179	66	113

Total gross margin	1,173	1,245	(72)
Operating Expenses:
Operations and maintenance—nonaffiliate	270	258	12
Operations and maintenance—affiliate	216	210	6
Depreciation and amortization	151	104	47
Impairment losses	—	14	(14)
Gain on sales of assets, net	(4)	(20)	16

Total operating expenses, net	633	566	67

Operating income	540	679	(139)
Total other expense, net	151	104	47

Income before income taxes	389	575	(186)
Benefit for income taxes	(1)	—	(1)

Net income	$390	$575	$(185)

Gross Margin

For the nine months ended September 30, 2010, our realized gross margin decrease of $185 million was principally a result of the following:

•

a decrease of $305 million in realized value of hedges. In 2010 and 2009, realized value of hedges was $202 million and $507 million, respectively, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, offset in part by the amount by which contract prices for fuel exceeded market prices for fuel; and

•

a decrease of $3 million in contracted and capacity primarily as a result of a decrease in capacity prices in the Mid-Atlantic, offset in part by higher capacity revenues in California, an increase in ancillary services revenue in the Mid-Atlantic and additional megawatts of capacity sold in the Mid-Atlantic; partially offset by

•

an increase of $123 million in energy, primarily as a result of higher generation volumes, an increase in the average settlement price for power and a decrease in the cost of emissions allowances, offset in part by a decrease in realized gross margin from proprietary trading activities and an increase in the price of fuel.

Our unrealized gross margin for both periods reflects the following:

•

unrealized gains of $179 million in 2010, which included a $471 million net increase in the value of hedge and proprietary trading contracts for future periods primarily related to decreases in forward power and natural gas prices offset in part by the recognition of many of our coal agreements at fair value beginning in the second quarter of 2010. The increase in value was further offset by unrealized losses of $292 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized gains of $66 million in 2009, which included a $552 million net increase in the value of hedge and proprietary trading contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by unrealized losses of $486 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses

Our operating expense increase of $67 million was primarily a result of the following:

•	an increase of $47 million in depreciation and amortization expense primarily as a result of the scrubbers that were placed in service in December 2009;

•

an increase of $18 million in operations and maintenance primarily as a result of an increase of $36 million in costs related to the operation of our scrubbers, an increase in planned maintenance costs in 2010 compared to 2009 and the Montgomery County, Maryland CO2 levy imposed on our Dickerson generating facility beginning in May 2010, offset in part by a decrease of $14 million primarily related to lower property taxes because of a lower assessed value for the site of the demolished Lovett generating facility and a decrease in shutdown costs associated with the demolished Lovett generating facility; and

•	a decrease of $16 million in gain on sales of assets primarily related to emissions allowances sold to third parties in 2009; partially offset by

•

a decrease of $14 million in impairment related to impairment losses on intangible assets related to our Potrero and Contra Costa generating facilities during 2009. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to our impairment reviews.

Other Expense, Net

The increase of $47 million primarily reflects higher interest expense as a result of lower capitalized interest because of the scrubbers that were placed in service in December 2009.

Gross Margin Overview

The following tables detail realized and unrealized gross margin for the nine months ended September 30, 2010 and 2009, by operating segments (in millions):

	Nine Months Ended September 30, 2010
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$321	$15	$—	$41	$—	$377
Contracted and capacity	257	67	91	—	—	415
Realized value of hedges	189	13	—	—	—	202

Total realized gross margin	767	95	91	41	—	994
Unrealized gross margin	208	(16)	—	(13)	—	179

Total gross margin	$975	$79	$91	$28	$—	$1,173

	Nine Months Ended September 30, 2009
	Mid- Atlantic	Northeast	California	Other Operations	Eliminations	Total
Energy	$124	$21	$—	$112	$(3)	$254
Contracted and capacity	261	68	89	—	—	418
Realized value of hedges	473	34	—	—	—	507

Total realized gross margin	858	123	89	112	(3)	1,179
Unrealized gross margin	119	20	—	(73)	—	66

Total gross margin	$977	$143	$89	$39	$(3)	$1,245

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

Operating Statistics

The following table summarizes Net Capacity Factor by region for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Mid-Atlantic	36%	32%	4%
Northeast	9%	11%	(2)%
California	3%	6%	(3)%
Total	22%	20%	2%

The following table summarizes power generation volumes by region for the nine months ended September 30, 2010 and 2009 (in gigawatt hours):

	Nine Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2010	2009
Mid-Atlantic:
Baseload	11,094	10,568	526	5%
Intermediate	1,065	333	732	220%
Peaking	191	64	127	198%

Total Mid-Atlantic	12,350	10,965	1,385	13%

Northeast:
Baseload	1,120	1,076	44	4%
Intermediate	382	683	(301)	(44)%
Peaking	6	2	4	200%

Total Northeast	1,508	1,761	(253)	(14)%

California:
Intermediate	466	846	(380)	(45)%
Peaking[1]	(1)	2	(3)	(150)%

Total California	465	848	(383)	(45)%

Total	14,323	13,574	749	6%

[1]	Negative amounts denote net energy used by the generating facility.

The total increase in power generation volumes for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, was primarily the result of the following:

Mid-Atlantic. An increase in our generation volumes primarily as a result of higher power prices resulting from an increase in demand because of higher average temperatures and a decrease in outages in 2010 compared to 2009.

Northeast. A decrease in our Northeast intermediate generation as a result of transmission upgrades in 2009, which reduced the demand for the oil-fired intermediate units at our Canal generating facility and unplanned outages in 2010, partially offset by increases in generation volumes in our baseload and peaking units.

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

Mid-Atlantic

Our Mid-Atlantic segment includes four generating facilities with total net generating capacity of 5,194 MW.

The following table summarizes the results of operations of our Mid-Atlantic segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Energy	$321	$124	$197
Contracted and capacity	257	261	(4)
Realized value of hedges	189	473	(284)

Total realized gross margin	767	858	(91)
Unrealized gross margin	208	119	89

Total gross margin	975	977	(2)

Operating Expenses:
Operations and maintenance	346	310	36
Depreciation and amortization	105	73	32
Gain on sales of assets, net	(3)	(12)	9

Total operating expenses, net	448	371	77

Operating income	527	606	(79)
Total other expense, net	3	2	1

Income before income taxes	$524	$604	$(80)

Gross Margin

The decrease of $91 million in realized gross margin was principally a result of the following:

•

a decrease of $284 million in realized value of hedges. In 2010 and 2009, realized value of hedges was $189 million and $473 million, respectively, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for coal exceeded market prices for coal; and

•

a decrease of $4 million in contracted and capacity primarily related to lower average capacity prices, offset in part by an increase in ancillary services revenue and additional megawatts of capacity sold in 2010; partially offset by

•

an increase of $197 million in energy, primarily as a result of an increase in the average settlement price for power, higher generation volumes and a decrease in the cost of emissions allowances, partially offset by an increase in the average price for coal.

Our unrealized gross margin for both periods reflects the following:

•

unrealized gains of $208 million in 2010, which included a $421 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices offset in part by the recognition of many of our coal agreements at fair value beginning in the second quarter of 2010. The increase in value was further offset by unrealized losses of $213 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized gains of $119 million in 2009, which included a $498 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by unrealized losses of $379 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses

Our operating expense increase of $77 million was primarily a result of the following:

•

an increase of $36 million in operations and maintenance expense primarily as a result of an increase in costs related to the operation of our scrubbers, an increase in planned maintenance costs in 2010 compared to 2009 and the Montgomery County, Maryland CO2 levy imposed on our Dickerson generating facility beginning in May 2010;

•

an increase of $32 million in depreciation and amortization expense primarily as a result of the scrubbers that were placed in service in December 2009, offset in part by a decrease in the carrying value of the Potomac River generating facility as a result of the impairment charge taken in the fourth quarter of 2009; and

•	a decrease of $9 million in gain on sales of assets primarily related to emissions allowances sold to third parties in 2009.

Northeast

Our Northeast segment is comprised of our three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW.

The following table summarizes the results of operations of our Northeast segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Energy	$15	$21	$(6)
Contracted and capacity	67	68	(1)
Realized value of hedges	13	34	(21)

Total realized gross margin	95	123	(28)
Unrealized gross margin	(16)	20	(36)

Total gross margin	79	143	(64)

Operating Expenses:
Operations and maintenance	79	93	(14)
Depreciation and amortization	17	13	4
Gain on sales of assets, net	(1)	(3)	2

Total operating expenses, net	95	103	(8)

Operating income (loss)	(16)	40	(56)
Total other expense, net	1	—	1

Net income (loss)	$(17)	$40	$(57)

Gross Margin

The decrease of $28 million in realized gross margin was principally a result of the following:

•

a decrease of $21 million in realized value of hedges. In 2010 and 2009, realized value of hedges was $13 million and $34 million, respectively, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for fuel exceeded market prices for fuel;

•

a decrease of $6 million in energy primarily as a result of a decrease in generation volumes from our oil-fired intermediate units as a result of transmission upgrades in 2009, a decrease in the average settlement price for power and unplanned outages in 2010; and

•	a decrease of $1 million in contracted and capacity primarily related to a decrease in megawatts of capacity sold.

Our unrealized gross margin for both periods reflects the following:

•	unrealized losses of $16 million in 2010 from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods; and

•

unrealized gains of $20 million in 2009, which included a $60 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and fuel prices, partially offset by unrealized losses of $40 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses

Our operating expense decrease of $8 million was primarily a result of the following:

•

a decrease of $14 million in operations and maintenance expense primarily related to lower property taxes because of a lower assessed value for the site of the demolished Lovett generating facility and a decrease in shutdown costs associated with the demolished Lovett generating facility; partially offset by

•

an increase of $4 million in depreciation and amortization expense primarily as a result of a revision in the useful lives of our assets as a result of a depreciation study completed in the first quarter of 2010; and

•	a decrease of $2 million in gain on sales of assets primarily related to emissions allowances sold to third parties in 2009.

California

Our California segment consists of the Contra Costa, Pittsburg and Potrero generating facilities with total net generating capacity of 2,347 MW.

The following table summarizes the results of operations of our California segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Contracted and capacity	$91	$89	$2

Total realized gross margin	91	89	2
Unrealized gross margin	—	—	—

Total gross margin	91	89	2

Operating Expenses:
Operations and maintenance	53	57	(4)
Depreciation and amortization	23	15	8
Impairment losses	—	14	(14)
Gain on sales of assets, net	—	(1)	1

Total operating expenses, net	76	85	(9)

Operating income	15	4	11
Total other expense (income), net	(2)	2	(4)

Net income	$17	$2	$15

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

Operating Expenses

Our operating expense decrease of $9 million was primarily a result of the following:

•

a decrease of $14 million in impairment related to impairment losses on intangible assets related to our Potrero and Contra Costa generating facilities during 2009. See Note C to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information related to our impairment reviews; and

•	a decrease of $4 million in operations and maintenance primarily as a result of a decrease in legal fees and outage costs; partially offset by

•

an increase of $8 million in depreciation expense as a result of a decrease in the useful life of our Potrero generating facility because of the settlement with the City of San Francisco executed in the third quarter of 2009. See Note J to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information on the Mirant Potrero settlement with the City of San Francisco; and

•	a decrease of $1 million in gain on sales of assets primarily related to emissions allowances sold to third parties in 2009.

Other Operations

Other Operations includes proprietary trading and fuel oil management activities, interest expense on debt at Mirant Americas Generation and Mirant North America and interest income on our invested cash balances.

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Energy	$41	$112	$(71)

Total realized gross margin	41	112	(71)
Unrealized gross margin	(13)	(73)	60

Total gross margin	28	39	(11)

Operating Expenses:
Operations and maintenance	8	8	—
Depreciation and amortization	6	3	3

Total operating expenses, net	14	11	3

Operating income	14	28	(14)
Total other expense, net	149	100	49

Net loss	$(135)	$(72)	$(63)

Gross Margin

The decrease of $71 million in realized gross margin was principally a result of a $44 million decrease from proprietary trading activities and a $27 million decrease from our fuel oil management activities. The decrease in the contribution from proprietary trading was primarily a result of a decrease in the realized value associated with power positions in 2010 as compared to 2009. The decrease in the contribution from fuel oil management was a result of lower gross margin on positions used to hedge economically the fair value of our physical fuel oil inventory.

Our unrealized gross margin for both periods reflects the following:

•

unrealized losses of $13 million in 2010, which included unrealized losses of $63 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods, partially offset by a $50 million net increase in the value of contracts for future periods; and

•

unrealized losses of $73 million in 2009, which included unrealized losses of $67 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods and a $6 million net decrease in the value of contracts for future periods.

Operating Expenses

The increase of $3 million in operating expenses was principally the result of the increase in depreciation and amortization expense primarily as a result of the depreciation of interest capitalized at Mirant North America related to the scrubbers that were placed in service in December 2009.

Other Expense, Net

The increase of $49 million in other expense, net was principally the result of an increase in interest expense primarily related to lower capitalized interest because of the scrubbers that were placed in service in December 2009.

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

Sources of Funds

The principal sources of our liquidity are expected to be: (1) existing cash on hand and expected cash flows from the operations of our subsidiaries, (2) letters of credit issued or borrowings made under Mirant North America’s senior secured revolving credit facility and letters of credit issued under Mirant North America’s senior secured term loan, (3) capital contributions received upon redemptions of preferred shares in Mirant Americas and (4) at its discretion, additional capital contributions from Mirant Corporation.

As described in “Overview” in this Item 2, RRI Energy entered into new senior secured credit facilities comprised of a $788 million five-year senior secured revolving credit facility and a $700 million seven-year senior secured term loan (the “GenOn Energy credit facilities”). The funding of the term loan facility and the availability of borrowings and letters of credit under the revolving credit facility are subject to the closing of the merger and the satisfaction of the conditions precedent thereto. In addition, GenOn Escrow, a wholly-owned subsidiary of Mirant, issued senior notes in an aggregate principal amount of $1.225 billion. Upon issuance, the proceeds of the notes, together with additional funds, were deposited into a segregated escrow account pending the completion of the merger. Upon completion of the merger, and the satisfaction of the conditions precedent thereto, GenOn Escrow will merge with and into RRI Energy and RRI Energy will assume all of GenOn Escrow’s obligations under the notes and the related indenture and the funds held in escrow will be released to RRI Energy. The proceeds of the new GenOn Energy credit facilities and senior notes will be used, in part, to redeem the Mirant North America senior notes, repay and terminate the Mirant North America term loan and replace the Mirant North America revolving credit facility.

The table below sets forth total cash, cash equivalents and availability under credit facilities of Mirant Americas Generation and its subsidiaries (in millions):

	At September 30, 2010	At December 31, 2009
Cash and Cash Equivalents:
Mirant Americas Generation	$19	$1
Mirant North America	245	278
Mirant Mid-Atlantic	273	125

Total cash and cash equivalents	537	404
Available under credit facilities	712	680

Total cash, cash equivalents and credit facilities availability	$1,249	$1,084

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2010 and December 31, 2009, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

Available under credit facilities at September 30, 2010 and December 31, 2009, reflects a $45 million effective reduction as a result of the bankruptcy filing of Lehman Commercial Paper, Inc., a lender under the Mirant North America senior secured revolving credit facility.

Mirant Americas Generation is a holding company. The chart below is a summary representation of our capital structure and is not a complete organizational chart.

Except for existing cash on hand and, in the case of Mirant North America, borrowings and letters of credit under its credit facilities, Mirant Americas Generation and Mirant North America as holding companies are dependent for liquidity on the distributions and dividends of their subsidiaries, capital contributions received upon redemptions of preferred shares in Mirant Americas and, at its discretion, additional capital contributions from Mirant Corporation. The ability of Mirant North America and its subsidiary, Mirant Mid-Atlantic, to make distributions and pay dividends is restricted under the terms of Mirant North America’s debt agreements and Mirant Mid-Atlantic’s leveraged lease documentation, respectively. At September 30, 2010, Mirant North America had distributed to us all available cash that was permitted to be distributed under the terms of its debt agreements, leaving $518 million at Mirant North America and its subsidiaries. Of this amount, $273 million was held by Mirant Mid-Atlantic which, as of September 30, 2010, met the tests under the leveraged lease documentation permitting it to make distributions to Mirant North America. After taking into account the financial results of Mirant North America for the nine months ended September 30, 2010, we expect Mirant North America will distribute approximately $112 million to us in November 2010. Although we expect Mirant North America to remain in compliance with its financial covenants in future periods, and to have sufficient liquidity and capital resources to meet its obligations, it is likely that it will be restricted from making distributions by the free cash flow requirements under the restricted payment test of its senior credit facility in future periods. The primary factor lowering the free cash flow calculation for Mirant North America is the significant capital expenditure program of Mirant Mid-Atlantic to install emissions controls at its Chalk Point, Dickerson and Morgantown coal-fired units to comply with the Maryland Healthy Air Act. When the capital expenditures no longer affect the calculation of its free cash flow, Mirant North America is expected to be able again to make distributions. We do not expect the liquidity effect of the restriction on distributions under the Mirant North America senior credit facility to be material given that the majority of our liquidity needs arise from the activities of Mirant North America and its subsidiaries, the restriction does not limit Mirant North America from making distributions to us to fund interest payments on our senior notes and Mirant Corporation has significant unrestricted cash and cash equivalents available, at its discretion, to make capital contributions to us and our subsidiaries.

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

Capital Expenditures. Our capital expenditures, excluding capitalized interest for the nine months ended September 30, 2010, were $204 million. Our estimated capital expenditures, excluding capitalized interest, for the period October 1, 2010, through December 31, 2011, are expected to be $332 million. See “Capital Expenditures and Capital Resources” in this Item 2 for further discussion of our capital expenditures.

Cash Collateral and Letters of Credit. In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide cash collateral or letters of credit to access the transmission grid, to participate in power pools, to fund debt service and rent reserves and for other operating activities. Credit support includes cash collateral, letters of credit, surety bonds and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of September 30, 2010, we had approximately $108 million of posted cash collateral and $167 million of letters of credit outstanding primarily to support our asset management activities, trading activities, debt service and rent reserve requirements, and other commercial arrangements. Upon the completion of the merger, the outstanding letters of credit under the Mirant North America senior secured revolving credit facility will transfer to the GenOn Escrow senior secured revolving credit facility. Our liquidity requirements are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility, credit terms with third parties and regulation of energy contracts. See Note E to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds provided (in millions):

	At September 30, 2010	At December 31, 2009
Cash collateral posted—energy trading and marketing	$68	$41
Cash collateral posted—other operating activities	40	42
Letters of credit—energy trading and marketing	59	51
Letters of credit—debt service and rent reserves	75	101
Letters of credit—other operating activities	33	47
Surety bonds	8	1

Total	$283	$283

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

Coal Agreements

During the third quarter of 2010, we entered into a contract to purchase coal in both 2012 and 2013. The total notional value of the contract was $275 million.

Cash Flows

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities decreased $256 million for the nine months ended September 30, 2010, compared to the same period in 2009, primarily as a result of the following:

•

Realized gross margin. A decrease in cash provided of $192 million in 2010, compared to the same period in 2009, excluding a decrease in non-cash lower of cost or market fuel inventory adjustments of $7 million. See “Results of Operations” in this Item 2 for additional discussion of our performance in 2010 compared to the same period in 2009;

•	Interest expense, net. An increase in cash used of $46 million primarily as a result of a decrease in capitalized interest which is included in investing activities;

•

Funds on deposit. An increase in cash used of $46 million. We posted an additional $25 million in collateral with our counterparties in 2010 compared to $21 million returned from our counterparties in 2009;

•

Operating expenses. An increase in cash used related to higher operations and maintenance expense of $18 million, primarily as a result of costs related to the operation of our scrubbers in 2010, offset in part by a decrease in shutdown costs associated with the demolished Lovett generating facility and a decrease in outage costs. See “Results of Operations” in this Item 2 for additional discussion of our performance in 2010 compared to the same period in 2009; and

•	Other operating assets and liabilities. An increase in cash used of $15 million related to changes in other operating assets and liabilities.

The increases in cash used in and decrease in cash provided by operating activities were partially offset by the following:

•	Accounts payable, collateral. A decrease in cash used of $38 million as a result of $41 million received from counterparties in 2010 as compared to $3 million received from counterparties in 2009; and

•	Property taxes. A decrease in cash used of $23 million primarily related to the timing of property tax payments.

Investing Activities. Net cash used in investing activities decreased by $276 million for the nine months ended September 30, 2010, compared to the same period in 2009. This difference was primarily a result of the following:

•

Capital expenditures. A decrease in cash used of $293 million, including $32 million related to a decrease in capitalized interest, primarily related to placing scrubbers for our Maryland generating facilities in service in the fourth quarter of 2009 as part of our compliance with the Maryland Healthy Air Act; partially offset by

•	Proceeds from the sales of assets. A decrease in cash provided of $17 million primarily related to the sales of emissions allowances in 2009 as compared to 2010.

Financing Activities. Net cash used in financing activities increased by $126 million for the nine months ended September 30, 2010, compared to the same period in 2009. This difference was primarily a result of the following:

•	Distribution to member. An increase in cash used of $109 million as a result of distributions in 2010. We made no distribution in 2009; and

•	Repayment of long-term debt. An increase in cash used of $28 million for repayments of long-term debt; partially offset by

•

Redemption of preferred stock. An increase in cash provided of $11 million as a result of the redemption of Series A preferred stock held by Mirant Mid-Atlantic. See Note F to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information.

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

Refer to “Commodity Prices” above for Mirant Americas Generation.

California Development Activities

Contra Costa Toll Extension

Refer to “Contra Costa Toll Extension” above for Mirant Americas Generation.

Pittsburg Toll Extension

Refer to “Pittsburg Toll Extension” above for Mirant Americas Generation.

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

Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009

Consolidated Financial Performance

We reported net income of $297 million and $94 million for the three months ended September 30, 2010 and 2009, respectively. The change in net income is detailed as follows (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Realized gross margin	$361	$466	$(105)
Unrealized gross margin	167	(174)	341

Total gross margin	528	292	236

Operating Expenses:
Operations and maintenance—nonaffiliate	88	77	11
Operations and maintenance—affiliate	74	73	1
Depreciation and amortization	52	36	16
Impairment losses	—	14	(14)
Gain on sales of assets, net	(1)	(3)	2

Total operating expenses, net	213	197	16

Operating income	315	95	220
Total other expense, net	19	1	18

Income before income taxes	296	94	202
Benefit for income taxes	(1)	—	(1)

Net income	$297	$94	$203

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

Other Expense, Net

The increase of $18 million primarily reflects higher interest expense as a result of lower capitalized interest because of the scrubbers that were placed in service in December 2009.

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

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Energy	$6	$36	$(30)

Total realized gross margin	6	36	(30)
Unrealized gross margin	(10)	(24)	14

Total gross margin	(4)	12	(16)

Operating Expenses:
Operations and maintenance	3	3	—
Depreciation and amortization	3	2	1

Total operating expenses, net	6	5	1

Operating income (loss)	(10)	7	(17)
Total other expense, net	20	—	20

Net income (loss)	$(30)	$7	$(37)

Gross Margin

Refer to “Other Operations” in “Results of Operations—Mirant Americas Generation” above for our gross margin variance explanations.

Other Expense, Net

The increase of $20 million in other expense, net was principally the result of an increase in interest expense primarily related to lower capitalized interest because of the scrubbers that were placed in service in December 2009.

Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009

Consolidated Financial Performance

We reported net income of $481 million and $666 million for the nine months ended September 30, 2010 and 2009, respectively. The change in net income is detailed as follows (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Realized gross margin	$994	$1,179	$(185)
Unrealized gross margin	179	66	113

Total gross margin	1,173	1,245	(72)

Operating Expenses:
Operations and maintenance—nonaffiliate	270	258	12
Operations and maintenance—affiliate	216	210	6
Depreciation and amortization	151	104	47
Impairment losses	—	14	(14)
Gain on sales of assets, net	(4)	(20)	16

Total operating expenses, net	633	566	67

Operating income	540	679	(139)
Total other expense, net	60	13	47

Income before income taxes	480	666	(186)
Benefit for income taxes	(1)	—	(1)

Net income	$481	$666	$(185)

Refer to “Consolidated Financial Performance—Mirant Americas Generation” above for realized and unrealized gross margin and operating expenses, additional related details and variance explanations.

Other Expense, Net

The increase of $47 million primarily reflects higher interest expense as a result of lower capitalized interest because of the scrubbers that were placed in service in December 2009.

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

The following table summarizes the results of operations of our Other Operations segment (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Gross Margin:
Energy	$41	$112	$(71)

Total realized gross margin	41	112	(71)
Unrealized gross margin	(13)	(73)	60

Total gross margin	28	39	(11)

Operating Expenses:
Operations and maintenance	8	8	—
Depreciation and amortization	6	3	3

Total operating expenses, net	14	11	3

Operating income	14	28	(14)
Total other expense, net	58	9	49

Net income (loss)	$(44)	$19	$(63)

Gross Margin

Refer to “Other Operations” in “Results of Operations—Mirant Americas Generation” above for our gross margin variance explanations.

Operating Expenses

Refer to “Other Operations” in “Results of Operations—Mirant Americas Generation” above for our operating expenses variance explanations.

Other Expense, Net

The increase of $49 million in other expense, net was principally the result of an increase in interest expense primarily related to lower capitalized interest because of the scrubbers that were placed in service in December 2009.

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

Sources of Funds

The principal sources of our liquidity are expected to be: (1) existing cash on hand and expected cash flows from the operations of our subsidiaries, (2) letters of credit issued or borrowings made under our senior secured revolving credit facility and letters of credit issued under our senior secured term loan, (3) capital contributions received upon redemptions of preferred shares in Mirant Americas and (4) at its discretion, additional capital contributions from Mirant Corporation.

As described above in “Overview” under Mirant Americas Generation in this Item 2, RRI Energy entered into new GenOn Energy credit facilities. The funding of the term loan facility and the availability of borrowings and letters of credit under the revolving credit facility are subject to the closing of the merger and the satisfaction of the conditions precedent thereto. In addition, GenOn Escrow, a wholly-owned subsidiary of Mirant, issued senior notes in an aggregate principal amount of $1.225 billion. Upon issuance, the proceeds of the notes, together with additional funds, were deposited into a segregated escrow account pending the completion of the merger. Upon completion of the merger, and the satisfaction of the conditions precedent thereto, GenOn Escrow will merge with and into RRI Energy and RRI Energy will assume all of GenOn Escrow’s obligations under the notes and the related indenture and the funds held in escrow will be released to RRI Energy. The proceeds of the new GenOn Energy credit facilities and senior notes will be used, in part, to redeem our senior notes, repay and terminate our term loan and replace our revolving credit facility.

The table below sets forth total cash, cash equivalents and availability under credit facilities of Mirant North America and its subsidiaries (in millions):

	At September 30, 2010	At December 31, 2009
Cash and Cash Equivalents:
Mirant North America	$245	$278
Mirant Mid-Atlantic	273	125

Total cash and cash equivalents	518	403
Available under credit facilities	712	680

Total cash, cash equivalents and credit facilities availability	$1,230	$1,083

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2010 and December 31, 2009, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

Available under credit facilities at September 30, 2010 and December 31, 2009, reflects a $45 million effective reduction as a result of the bankruptcy filing of Lehman Commercial Paper, Inc., a lender under our senior secured revolving credit facility.

Mirant North America is a holding company. The chart below is a summary representation of our capital structure and is not a complete organizational chart.

Except for existing cash on hand and borrowings and letters of credit under our credit facilities, as a holding company we are dependent for liquidity on the distributions and dividends of our subsidiaries, capital contributions received upon redemptions of preferred shares in Mirant Americas and, at its discretion, additional capital contributions from Mirant Corporation. Our ability and the ability of our subsidiary, Mirant Mid-Atlantic, to make distributions and pay dividends is restricted under the terms of our debt agreements and Mirant Mid-Atlantic’s leveraged lease documentation, respectively. At September 30, 2010, we had distributed to our parent, Mirant Americas Generation, all available cash that was permitted to be distributed under the terms of our debt agreements, leaving $518 million with us and our subsidiaries. Of this amount, $273 million was held by Mirant Mid-Atlantic which, as of September 30, 2010, met the tests under the leveraged lease documentation permitting it to make distributions to us. After taking into account our financial results for the nine months ended September 30, 2010, we expect to distribute approximately $112 million to our parent, Mirant Americas Generation, in November 2010. Although we expect to remain in compliance with our financial covenants in future periods, and to have sufficient liquidity and capital resources to meet our obligations, it is likely that we will be restricted from making distributions by the free cash flow requirements under the restricted payment test of our senior credit facility in future periods. The primary factor lowering our free cash flow calculation is the significant capital expenditure program of Mirant Mid-Atlantic to install emissions controls at its Chalk Point, Dickerson and Morgantown coal-fired units to comply with the Maryland Healthy Air Act. When the capital expenditures no longer affect the calculation of our free cash flow, we expect to be able again to make distributions.

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

Capital Expenditures. Our capital expenditures, excluding capitalized interest for the nine months ended September 30, 2010, were $204 million. Our estimated capital expenditures, excluding capitalized interest, for the period October 1, 2010, through December 31, 2011, are expected to be $332 million. See “Capital Expenditures and Capital Resources” above under Mirant Americas Generation for further discussion of our capital expenditures.

Cash Collateral and Letters of Credit. In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide cash collateral or letters of credit to access the transmission grid, to participate in power pools, to fund debt service and rent reserves and for other operating activities. Credit support includes cash collateral, letters of credit, surety bonds and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. As of September 30, 2010, we had approximately $108 million of posted cash collateral and $167 million of letters of credit outstanding primarily to support our asset management activities, trading activities, debt service and rent reserve requirements, and other commercial arrangements. Upon the completion of the merger, the outstanding letters of credit under the Mirant North America senior secured revolving credit facility will transfer to the GenOn Escrow senior secured revolving credit facility. Our liquidity requirements are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility, credit terms with third parties and regulation of energy contracts. See Note E to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds provided (in millions):

	At September 30, 2010	At December 31, 2009
Cash collateral posted—energy trading and marketing	$68	$41
Cash collateral posted—other operating activities	40	42
Letters of credit—energy trading and marketing	59	51
Letters of credit—debt service and rent reserves	75	101
Letters of credit—other operating activities	33	47
Surety bonds	8	1

Total	$283	$283

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

Coal Agreements

During the third quarter of 2010, we entered into a contract to purchase coal in both 2012 and 2013. The total notional value of the contract was $275 million.

Cash Flows

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities decreased $256 million for the nine months ended September 30, 2010, compared to the same period in 2009, primarily as a result of the following:

•

Realized gross margin. A decrease in cash provided of $192 million in 2010, compared to the same period in 2009, excluding a decrease in non-cash lower of cost or market fuel inventory adjustments of $7 million. See “Results of Operations” under Mirant Americas Generation in this Item 2 for additional discussion of our performance in 2010 compared to the same period in 2009;

•	Interest expense, net. An increase in cash used of $46 million primarily as a result of a decrease in capitalized interest which is included in investing activities;

•

Funds on deposit. An increase in cash used of $46 million. We posted an additional $25 million in collateral with our counterparties in 2010 compared to $21 million returned from our counterparties in 2009;

•

Operating expenses. An increase in cash used related to higher operations and maintenance expense of $18 million, primarily as a result of costs related to the operation of our scrubbers in 2010, offset in part by a decrease in shutdown costs associated with the demolished Lovett generating facility and a decrease in outage costs. See “Results of Operations” under Mirant Americas Generation in this Item 2 for additional discussion of our performance in 2010 compared to the same period in 2009; and

•	Other operating assets and liabilities. An increase in cash used of $15 million related to changes in other operating assets and liabilities.

The increases in cash used in and decrease in cash provided by operating activities were partially offset by the following:

•	Accounts payable, collateral. A decrease in cash used of $38 million as a result of $41 million received from counterparties in 2010 as compared to $3 million received from counterparties in 2009; and

•	Property taxes. A decrease in cash used of $23 million primarily related to the timing of property tax payments.

Investing Activities. Net cash used in investing activities decreased by $276 million for the nine months ended September 30, 2010, compared to the same period in 2009. This difference was primarily a result of the following:

•

Capital expenditures. A decrease in cash used of $293 million, including $32 million related to a decrease in capitalized interest, primarily related to placing scrubbers for our Maryland generating facilities in service in the fourth quarter of 2009 as part of our compliance with the Maryland Healthy Air Act; partially offset by

•	Proceeds from the sales of assets. A decrease in cash provided of $17 million primarily related to the sales of emissions allowances in 2009 as compared to 2010.

Financing Activities. Net cash used in financing activities increased by $125 million for the nine months ended September 30, 2010, compared to the same period in 2009. This difference was primarily a result of the following:

•	Distribution to member. An increase in cash used of $108 million as a result of distributions. In 2010, we made distributions of $188 million compared to $80 million for the same period in 2009; and

•	Repayment of long-term debt. An increase in cash used of $28 million for repayments of long-term debt; partially offset by

•

Redemption of preferred stock. An increase in cash provided of $11 million as a result of the redemption of Series A preferred stock held by Mirant Mid-Atlantic. See Note F to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information.

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

Mirant’s Proposed Merger with RRI Energy

Refer to “Mirant’s Proposed Merger with RRI Energy” above for Mirant Americas Generation.

Hedging Activities

We use derivative financial instruments, such as commodity forwards, futures, options and swaps, to manage our exposure to fluctuations in electric energy and fuel commodity prices. In addition, we hedge economically a substantial portion of our coal-fired baseload generation through OTC transactions. However, we generally do not hedge our intermediate and peaking units for tenors greater than 12 months. We hedge using products which we expect to be effective to mitigate the price risk of our generation. However, as a result of market liquidity limitations, our hedges often are not an exact match for the generation being hedged, and we then have some risks resulting from price differentials for different delivery points and for implied differences in heat rates when we hedge power using natural gas. While some of our hedges are executed through our affiliate, Mirant Energy Trading, a majority of our hedges are financial swap transactions with counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. At October 12, 2010, our aggregate hedge levels based on expected generation for the remainder of 2010 and subsequent years were as follows:

	Aggregate Hedge Levels Based on Expected Generation
	2010	2011	2012	2013	2014
Power	100%	78%	77%	38%	39%
Fuel	89%	85%	79%	54%	—%

The Dodd-Frank Act, which was enacted in July 2010 in response to the global financial crisis, increases the regulation of transactions involving OTC derivative financial instruments. The statute provides that standardized swap transactions between dealers and large market participants will have to be cleared and traded on an exchange or electronic platform. Although the legislative history of the Dodd-Frank Act, including a letter from Senators Dodd and Lincoln, provides strong evidence that market participants, such as Mirant Mid-Atlantic, that utilize OTC derivative financial instruments to hedge commercial risks are not to be subject to these clearing and other requirements, it is uncertain what the implementing regulations to be issued by the CFTC will provide. Greater regulation of OTC derivative financial instruments could materially affect our ability to hedge economically our generation by reducing liquidity in the energy and commodity markets, increasing hedge pricing through the imposition of capital requirements on our swap counterparties, and if we are required to clear such transactions on exchanges, by significantly increasing our requirements for cash collateral.

Capital Expenditures and Capital Resources

For the nine months ended September 30, 2010, we invested $194 million for capital expenditures of which $109 million related to compliance with the Maryland Healthy Air Act. As of September 30, 2010, we have invested approximately $1.514 billion for capital expenditures related to compliance with the Maryland Healthy Air Act. As the final part of our compliance with the Maryland Healthy Air Act, we placed our scrubbers in service in the fourth quarter of 2009. Provisions in our construction contracts for the scrubbers provide for certain payments to be made after final completion of the project. The current budget of $1.674 billion continues to represent our best estimate of the total capital expenditures for compliance with the Maryland Healthy Air Act. See Note I to our unaudited condensed consolidated financial statements contained elsewhere in this report for further discussion of scrubber contract issues.

The following table details the expected timing of payments for our estimated capital expenditures for the remainder of 2010 and for 2011 (in millions):

	2010	2011
Maryland Healthy Air Act	$67	$93
Other environmental	3	24
Maintenance	27	38
Other construction	7	51
Other	2	1

Total	$106	$207

We expect that available cash, proceeds from redemption of preferred shares in Mirant Americas and future cash flows from operations will be sufficient to fund the remainder of these capital expenditures.

Scrubber Operating Expenses

Refer to “Scrubber Operating Expenses” above for Mirant Americas Generation.

Commodity Prices

Refer to “Commodity Prices” above for Mirant Americas Generation.

Mid-Atlantic Collective Bargaining Agreement

Refer to “Mid-Atlantic Collective Bargaining Agreement” above for Mirant Americas Generation.

Results of Operations

Three Months Ended September 30, 2010 versus Three Months Ended September 30, 2009

Consolidated Financial Performance

We reported net income of $319 million and $86 million for the three months ended September 30, 2010 and 2009, respectively. The change in net income is detailed as follows (in millions):

	Three Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Realized gross margin	$292	$337	$(45)
Unrealized gross margin	179	(124)	303

Total gross margin	471	213	258

Operating Expenses:
Operations and maintenance—nonaffiliate	65	56	9
Operations and maintenance—affiliate	51	48	3
Depreciation and amortization	36	25	11
Gain on sales of assets, net—affiliate	—	(2)	2

Total operating expenses, net	152	127	25

Operating income	319	86	233
Total other expense, net	1	—	1

Income before income taxes	318	86	232
Benefit for income taxes	(1)	—	(1)

Net income	$319	$86	$233

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

Operating Statistics

Our Net Capacity Factor was 43% and 32% for the three months ended September 30, 2010 and 2009, respectively. Our power generation volumes for the three months ended September 30, 2010 (in gigawatt hours)

were 4,914 compared to 3,623 for the same period in 2009. See “Operating Statistics” in “Results of Operations—Mirant Americas Generation” above for additional details on Net Capacity Factor and power generation volumes.

Gross Margin

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our realized and unrealized gross margin, additional related details and variance explanations.

Operating Expenses

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our operating expenses variance explanations.

Nine Months Ended September 30, 2010 versus Nine Months Ended September 30, 2009

Consolidated Financial Performance

We reported net income of $525 million and $604 million for the nine months ended September 30, 2010 and 2009, respectively. The change in net income is detailed as follows (in millions):

	Nine Months Ended September 30,		Increase/ (Decrease)
	2010	2009
Realized gross margin	$767	$858	$(91)
Unrealized gross margin	208	119	89

Total gross margin	975	977	(2)

Operating Expenses:
Operations and maintenance—nonaffiliate	200	173	27
Operations and maintenance—affiliate	146	137	9
Depreciation and amortization	105	73	32
Gain on sales of assets, net—affiliate	(3)	(12)	9

Total operating expenses, net	448	371	77

Operating income	527	606	(79)
Total other expense, net	3	2	1

Income before income taxes	524	604	(80)
Benefit for income taxes	(1)	—	(1)

Net income	$525	$604	$(79)

Refer to “Mid-Atlantic” in “Results of Operations—Mirant Americas Generation” above for our realized and unrealized gross margin and operating expenses, additional related details and variance explanations.

Operating Statistics

Our Net Capacity Factor was 36% and 32% for the nine months ended September 30, 2010 and 2009, respectively. Our power generation volumes for the nine months ended September 30, 2010 (in gigawatt hours) were 12,350 compared to 10,965 for the same period in 2009. See “Operating Statistics” in “Results of Operations—Mirant Americas Generation” above for additional details on Net Capacity Factor and power generation volumes.

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

Sources of Funds

The principal sources of our liquidity are expected to be: (1) existing cash on hand and expected cash flows from our operations and the operations of our subsidiaries, (2) capital contributions received upon redemptions of preferred shares in Mirant Americas, (3) at its discretion, capital contributions or advances from Mirant North America (4) letters of credit issued or borrowings made under Mirant North America’s senior secured revolving credit facility and letters of credit issued under Mirant North America’s senior secured term loan, and (5) at its discretion, additional capital contributions from Mirant Corporation.

At September 30, 2010, we had $273 million of cash, which amount was available under the leveraged leases for distribution to Mirant North America.

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2010 and December 31, 2009, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

Uses of Funds

Our requirements for liquidity and capital resources, other than for the day-to-day operation of our generating facilities, are significantly influenced by capital expenditures and payments under our leveraged leases.

Capital Expenditures. Our capital expenditures for the nine months ended September 30, 2010, were $194 million. Our estimated capital expenditures for the period October 1, 2010, through December 31, 2011, are expected to be $313 million. See “Capital Expenditures and Capital Resources” in this Item 2 for further discussion of our capital expenditures.

Operating Leases. We lease the Dickerson and Morgantown baseload units and associated property through 2029 and 2034, respectively, and have an option to extend the leases. We are accounting for these leases as operating leases. Although there is variability in the scheduled payment amounts over the lease term, we recognize rent expense for these leases on a straight-line basis in accordance with the applicable accounting literature. Rent expense under our leases was $24 million and $72 million for both the three and nine months ended September 30, 2010 and 2009, respectively.

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

Coal Agreements

During the third quarter of 2010, our affiliate, Mirant Energy Trading, entered into a contract on our behalf to purchase coal in both 2012 and 2013. The total notional value of the contract was $275 million.

Cash Flows

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities decreased $83 million for the nine months ended September 30, 2010, compared to the same period in 2009, primarily as a result of the following:

•

Realized gross margin. A decrease in cash provided of $106 million in 2010, compared to the same period in 2009, excluding a decrease in non-cash lower of cost or market fuel inventory adjustments of $15 million. See “Results of Operations” under Mirant Americas Generation in this Item 2 for additional discussion of our performance in 2010 compared to the same period in 2009; and

•

Operating expenses. An increase in cash used related to higher operations and maintenance expense of $36 million, primarily as a result of costs related to the operation of our scrubbers in 2010. See “Results of Operations” under Mirant Americas Generation in this Item 2 for additional discussion of our performance in 2010 compared to the same period in 2009.

The increases in cash used in and decrease in cash provided by operating activities were partially offset by the following:

•	Property taxes. A decrease in cash used of $25 million primarily related to the timing of property tax payments;

•	Other operating assets and liabilities. A decrease in cash used of $19 million related to changes in other operating assets and liabilities; and

•	Inventories. A decrease in cash used of $15 million primarily related to larger volumes of coal purchased in 2009 compared to the same period in 2010.

Investing Activities. Net cash used in investing activities decreased by $246 million for the nine months ended September 30, 2010, compared to the same period in 2009. This difference was primarily a result of the following:

•

Capital expenditures. A decrease in cash used of $254 million primarily related to placing scrubbers for our Maryland generating facilities in service in the fourth quarter of 2009 as part of our compliance with the Maryland Healthy Air Act; partially offset by

•	Proceeds from the sales of assets. A decrease in cash provided of $8 million primarily related to the sales of emissions allowances in 2009 as compared to 2010.

Financing Activities. Net cash used in financing activities increased by $190 million for the nine months ended September 30, 2010, compared to the same period in 2009. This difference was primarily a result of the following:

•	Distribution to member. An increase in cash used of $200 million as a result of distributions to our member in 2010. We made no distribution in 2009; partially offset by

•

Redemption of preferred stock. An increase in cash provided of $11 million as a result of the redemption of Series A preferred stock of Mirant Americas. See Note F to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information.

Environmental and Regulatory Matters (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Regulation of Greenhouse Gases, including the RGGI. Concern over climate change has led to significant legislative and regulatory efforts at the state and federal level to limit greenhouse gas emissions, especially CO2. One such effort is the RGGI, a multi-state initiative in the Mid-Atlantic and Northeast that outlined a cap-and-trade program to reduce CO2 emissions from electric generating units with capacity of 25 MW or greater by requiring facilities to hold one CO2 allowance for each ton of CO2 that is emitted. The RGGI program calls for participating states, which include Maryland, Massachusetts and New York, to stabilize CO2 emissions to an established level from 2009 through 2014, followed by a 2.5% reduction each year from 2015 through 2018. Each of these three states has promulgated regulations implementing the RGGI. The first three-year control period (which became effective on January 1, 2009, and extends through December 31, 2011), will be followed by a second three-year control period (2012-2014), and a third four-year control period (2015-2018). The RGGI program provides for the banking of CO2 allowances, which gives facilities the ability to carry over unused allowances from a current compliance period into future compliance periods. Complying with the RGGI could have a material adverse effect upon our operations and our operating costs, depending upon the availability and cost of emissions allowances and the extent to which such costs may be offset by higher market prices to recover increases in operating costs caused by the RGGI. As contemplated in a memorandum of understanding among the participating states, Regional Greenhouse Gas Initiative, Inc. is comprehensively reviewing the program, which may cause the participating states to change the manner in which the program is administered.

During 2009, Mirant Americas Generation and Mirant North America produced approximately 14.6 million tons of CO2 at their Maryland, Massachusetts and New York generating facilities for a total cost of $45 million under the RGGI, including 13.2 million tons of CO2 (for a total cost of $41 million) at Mirant Mid-Atlantic’s Maryland generating facilities. In 2010, Mirant Americas Generation and Mirant North America expect to produce approximately 16.9 million tons of CO2 at their Maryland, Massachusetts and New York generating facilities, including approximately 15.8 million tons at Mirant Mid-Atlantic’s Maryland generating facilities. The RGGI regulations required those facilities to obtain allowances to emit CO2 beginning in 2009. Annual allowances generally were not granted to existing sources of such emissions. Instead, allowances have been made available for such facilities by purchase through periodic auctions conducted quarterly or through subsequent purchase from a party that holds allowances sold through a quarterly auction process. The Maryland regulations implementing the RGGI, which were amended on May 8, 2009, also provide that if the allowance clearing price reaches or exceeds $7 per ton of CO2 in the auctions of allowances that occur during 2009 to 2011 for the current year’s allowances, Maryland will withhold the remainder of that year’s allowances from sale in any future auction during that calendar year and make those allowances available by direct sale at $7 per ton to generators in Maryland. In this scenario, between 0% and 50% of Maryland’s allowances allocated for sale in that year may be made available for purchase by such generators. Any such allowances made available for each generator to purchase at $7 per ton will be in proportion to each generator’s annual average heat input during specified historical periods as compared to the total average input for all affected Maryland generators in existence at that time. In none of the auctions held to date has the price reached $7 per ton.

The ninth auction of allowances by the RGGI states was held on September 8, 2010. The clearing price for the approximately 34.4 million allowances sold in the auction allocated for use beginning in the first control period (2009-2011) was $1.86 per ton. The clearing price for the approximately 1.3 million allowances sold in the auction allocated for use beginning in the second control period (2012-2014) was $1.86 per ton. The allowances sold in this auction may be used for compliance in any of the RGGI states. Further auctions will occur quarterly, with the next auction scheduled for December 1, 2010.

In California, emissions of greenhouse gases are governed by California’s Global Warming Solutions Act (“AB 32”), which requires that statewide greenhouse gas emissions be reduced to 1990 levels by 2020. In December 2008, the California Air Resources Board (“CARB”) approved a Scoping Plan for implementing AB 32. The Scoping Plan requires that the CARB adopt a cap-and-trade regulation by January 2011 and that the cap and trade program begin in 2012. The CARB’s schedule for developing regulations to implement AB 32 is being coordinated with the schedule of the Western Climate Initiative (“WCI”) for development of a regional cap-and-trade program for greenhouse gas emissions. Through the WCI, California is working with other western states and Canadian provinces to coordinate and implement a regional cap-and-trade program. On October 28, 2010, CARB released its proposed cap-and-trade regulation for public comment, with an adoption hearing scheduled for December 16, 2010. If the proposed regulation is adopted, Mirant Americas Generation’s and Mirant North America’s California generating facilities would be required to comply commencing in 2012. The proposed cap-and-trade regulation, as well as other plans, rules and programs approved to implement AB 32, could have a material adverse effect on how Mirant Americas Generation and Mirant North America operate their California generating facilities and the costs of operating the facilities.

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

In light of the United States Supreme Court ruling in Massachusetts v. EPA that greenhouse gases fit within the Clean Air Act’s definition of “air pollutant,” the EPA has proposed and promulgated regulations regarding the emission of greenhouse gases. In September 2009, the EPA promulgated a rule that requires owners of facilities in many sectors of the economy, including power generation, to report annually to the EPA the quantity and source of greenhouse gas emissions released from those facilities. In addition to this reporting requirement, the EPA has promulgated several rules that address greenhouse gas emissions. In December 2009, under a portion of the Clean Air Act that regulates vehicles, the EPA determined that elevated concentrations of greenhouse gases in the atmosphere endanger the public’s health and welfare through their contribution to climate change (“Endangerment Finding”). In April 2010, the EPA finalized the rule to regulate greenhouse gases from vehicles beginning in model year 2012. In April 2010, the EPA also issued its “Reconsideration of Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs,” which addresses the scope of pollutants subject to certain permitting requirements under the Clean Air Act as well as when such requirements become effective. The EPA has stated that, because of the vehicle rule, emissions of greenhouse gases from new stationary sources such as power plants and from major modifications to such sources will become subject to certain Clean Air Act permitting requirements as of January 2011. These permitting requirements will require such sources to use “best available control technology” to limit their greenhouse gases, but the EPA has not provided guidance as to what this technology may be. Various parties have sought judicial review of these regulations and we expect that the legal challenges to these regulations will not be resolved for several years. The additional substantive requirements under the Clean Air Act that may apply or may come to apply to stationary sources such as power plants are not clear at this time.

Various bills have been proposed in Congress to govern CO2 emissions from generating facilities. Current proposals include a cap-and-trade system that would require us to purchase allowances for some or all of the CO2 emitted by our generating facilities. Although we expect that market prices for electricity would increase following such legislation and would allow us to recover a portion of the cost of these allowances, we cannot predict with any certainty the actual increases in costs such legislation could impose upon us or our ability to recover such cost increases through higher market rates for electricity, and such legislation could have a material adverse effect on our unaudited condensed consolidated statements of operations, financial positions and cash flows. It is possible that Congress will take action to regulate greenhouse gas emissions within the next several years. The form and timing of any final legislation will be influenced by political and economic factors and is uncertain at this time. During 2009, Mirant Americas Generation and Mirant North America produced approximately 16.1 million tons of CO2 at their generating facilities, including approximately 14 million tons at Mirant Mid-Atlantic’s generating facilities. Mirant Americas Generation and Mirant North America expect to produce approximately 18.4 million total tons of CO2 at their generating facilities in 2010, including approximately 16.9 million total tons at Mirant Mid-Atlantic’s generating facilities in 2010.

Clean Air Interstate Rule. In 2005, the EPA promulgated the CAIR, which established in the eastern United States SO2 and NOx cap-and-trade programs applicable directly to states and indirectly to generating facilities. The NOx cap-and-trade program has two components, an annual program and an Ozone Season program. The CAIR SO2 cap-and-trade program builds off the existing acid rain cap-and-trade program but requires generating facilities to surrender twice as many allowances to cover emissions from 2010 through 2014 and approximately three times as many allowances starting in 2015. Maryland, New York and Virginia are subject to the CAIR’s SO2 and both NOx trading programs. Massachusetts is subject only to the CAIR’s Ozone Season NOx trading program. These cap-and-trade programs were to be implemented in two phases, with the first phase going into effect in 2009 for NOx and 2010 for SO2 and more stringent caps going into effect in 2015. Various parties challenged the EPA’s adoption of the CAIR, and on July 11, 2008, the DC Circuit in State of North Carolina v. Environmental Protection Agency issued an opinion that would have vacated the CAIR. Various parties filed requests for rehearing with the DC Circuit and on December 23, 2008, the DC Circuit issued a second opinion in which it granted rehearing only to the extent that it remanded the case to the EPA without vacating the CAIR. Accordingly, the CAIR will remain effective until it is replaced by a rule consistent with the DC Circuit’s opinions. The four states in which Mirant Americas Generation and Mirant North America operate (i.e., Maryland, Massachusetts, New York and Virginia) and two states in which Mirant Mid-Atlantic operates that are subject to CAIR (i.e., Maryland and Virginia) have promulgated regulations implementing the federal CAIR.

The EPA has stated that it expects to finalize the regulations to replace the CAIR in 2011, and on August 2, 2010, the EPA proposed a rule (the “Proposed Transport Rule”) and two possible alternatives to replace the CAIR. If finalized, the Proposed Transport Rule and each of the alternatives would impose more stringent emission reductions than were required under the CAIR. The EPA’s Proposed Transport Rule would establish an emissions budget for each of thirty-one eastern and midwestern states and the District of Columbia, and would allow limited interstate trading. For SO2, generating facilities in a region comprised of Illinois, Indiana, Iowa, Georgia, Kentucky, Ohio, Michigan, Missouri, New York, North Carolina, Pennsylvania, Tennessee, Virginia, West Virginia and Wisconsin would be subject to a more stringent cap on SO2 emissions than the other states subject to the rule, and would not be allowed to use emissions allowances from sources in a separate region comprised of Alabama, Delaware, the District of Columbia, Florida, Kansas, Louisiana, Maryland, Massachusetts, Minnesota, Nebraska, New Jersey, Rhode Island and South Carolina. For both SO2 and NOx, interstate trading of emissions allowances would be allowed only to the extent that the total number of emissions allowances used within a particular state did not exceed the state’s budgeted allowances plus a “variability limit” intended to account for the variability of emissions due to changes in demand for electricity, timing of maintenance activities and unit outages. If total emissions allowances used within a state in a year exceed the annual budget plus the variability limit, then owners of generating facilities in that state that are deemed responsible for the state’s exceedance would be required to surrender additional allowances. The two alternatives on which the EPA is seeking comment would further restrict trading. Under the first alternative, only intrastate trading of allowances would be allowed. The second alternative would establish an emissions limit for each generating facility, with some averaging allowed. Finally, the EPA has also stated that it may issue a subsequent, more stringent rule if the EPA concludes that recent or planned revisions to the particulate matter and ozone NAAQS make necessary more stringent limits on SO2 and NOx emissions from electric generating facilities. We continue to monitor developments related to the EPA’s proposed alternatives to replace the existing CAIR rule.

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

Kendall NPDES and Surface Water Discharge Permit (Mirant Americas Generation and Mirant North America). On September 26, 2006, the EPA issued to Mirant Kendall a National Pollution Discharge Elimination System (“NPDES”) renewal permit for the Kendall generating facility. The same permit was concurrently issued by the MADEP as a state Surface Water Discharge Permit (“SWD Permit”), and was accompanied by MADEP’s earlier issued water quality certificate under section 401 of the Clean Water Act. The new permits imposed new temperature limits at various points in the Charles River, an extensive temperature, water quality and biological monitoring program and a requirement to develop and install a barrier net system to reduce fish impingement and entrainment. The provisions regulating the thermal discharge could have caused substantial curtailments of the operations of the Kendall generating facility. Mirant Kendall appealed the permits in three proceedings: (1) appeal of the NPDES permit to the EPA’s Environmental Appeals Board; (2) appeal of the SWD Permit to the MADEP; and (3) appeal of the water quality certification to the MADEP. The effect of the permits was stayed pending the outcome of those appeals. The two appeals to the MADEP were stayed pending the outcome of the appeal to the Environmental Appeals Board. On September 28, 2007, the Environmental Appeals Board stayed the appeal proceedings in order for the EPA to address the sections of the permit that were affected by the EPA’s suspension of its regulations governing cooling water intake structures for existing power plants adopted under section 316(b) of the Clean Water Act (the “316(b) regulations”) as a result of the 2007 decision by the United States Court of Appeals for the Second Circuit in Riverkeeper, Inc. et al. v. EPA that remanded to the EPA for reconsideration numerous provisions of those regulations. On December 19, 2008, the EPA and the MADEP issued final permit modifications to address the 316(b) regulations. Those permit modifications would have required modifications to the intake structure for the Kendall generating facility to add fine and coarse mesh barrier exclusion technologies and to install a mechanism to sweep organisms away from the intake structure through an induced water flow. On February 2, 2009, Mirant Kendall filed appeals of those modifications, which appeals were joined with the appeals of the 2006 permits and stayed the effect of those permit modifications.

On October 15, 2010, Mirant Kendall submitted a permit modification request to the EPA and MADEP that requested modification of the 2006 permits (as previously modified in 2008) to reflect revised permit terms agreed upon among Mirant Kendall, the EPA and MADEP as part of a settlement of the permit renewal proceedings pending before EPA and MADEP. The settlement contemplates that an additional pipeline will be installed across the Charles River under the Longfellow Bridge to allow Mirant Kendall to make additional steam sales to Trigen-Boston Energy Corporation in Boston and that Mirant Kendall will install a back pressure steam turbine and air cooled condenser at the Kendall generating station. This new pipeline and equipment, once operational, would allow Mirant Kendall to reduce significantly its use of water from the Charles River. On October 25, 2010, EPA and MADEP issued the proposed revised permits (the “2010 Kendall Permits”) as draft permit modifications for public comment, with any comments due by November 23, 2010. Mirant Kendall expects the 2010 Kendall Permits to be issued as final permits by the EPA and MADEP in late 2010 or the first quarter of 2011. The 2010 Kendall Permits will limit Mirant Kendall to drawing no more than 3.2 million gallons of water per day from the river under normal operations, impose temperature limits similar to the 2006 permits, and require monitoring of temperatures at various points in the river when the Kendall generating facility is discharging water to the river. The 2010 Kendall Permits do not require the installation of barrier nets or modifications to the intake structure at the facility. Because river water will no longer be used for once-through cooling under normal operations once the new pipeline and equipment have been installed, Mirant Kendall expects the 2010 Kendall Permits to impose significantly less risk that operations of the facility would have to be curtailed to maintain compliance with the temperature limits. As part of its settlement with the EPA and MADEP, Mirant Kendall expects the EPA and MADEP to issue administrative consent orders that defer application of the new limit on the amount of river water used by the Kendall generating facility and the new temperature limits imposed by the 2010 Kendall Permits until installation has been completed of the new pipeline, the back pressure steam turbine, and the air cooled condenser, which is not expected to occur until 2015.

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

Key Assumptions and Approach Used. Determining the fair value of our derivatives is based largely on observable quoted prices from exchanges and independent brokers in active markets. We think that these prices represent the best available information for valuation purposes. For most delivery locations and tenors where we have positions, we receive multiple independent broker price quotes. In accordance with the exit price objective under the fair value measurements accounting guidance, the fair value of our derivative contract assets and liabilities is determined based on the net underlying position of the recorded derivative contract assets and liabilities using bid prices for our assets and ask prices for liabilities. If no active market exists, we estimate the fair value of certain derivative financial instruments using price extrapolation, interpolation and other quantitative methods. We have not identified any distressed market conditions that would alter our valuation techniques at September 30, 2010. Fair value estimates involve uncertainties and matters of significant judgment. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report explains the fair value hierarchy. Mirant Americas Generation’s and Mirant

North America’s assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 2% of their total assets and 5% of their total liabilities measured at fair value at September 30, 2010. Mirant Mid-Atlantic’s assets classified as Level 3 in the fair value hierarchy represented 2% of its total assets and 20% of its total liabilities measured at fair value at September 30, 2010.

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

Effect if Different Assumptions Used. The amounts recorded as revenue or cost of fuel, electricity and other products change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting, certain components of our financial statements, including gross margin, operating income and balance sheet ratios, are at times volatile and subject to fluctuations in value primarily as a result of changes in forward energy and fuel prices. Significant negative changes in fair value could require us to post additional collateral either in the form of cash or letters of credit. Because the fair value measurements of our material assets and liabilities are based on observable market information, there is not a significant range of values around the fair value estimate. For our derivative financial instruments that are measured at fair value using quantitative pricing models, a significant change in estimate could affect our results of operations and cash flows at the time contracts are ultimately settled. The estimated fair value of Mirant Americas Generation’s and Mirant North America’s derivative contract assets and liabilities was a net asset of $881 million at September 30, 2010. A 10% change in electricity and fuel prices would result in approximately a $131 million change in the fair value of their net asset at September 30, 2010. The estimated fair value of Mirant Mid-Atlantic’s derivative contract assets and liabilities was a net asset of $878 million at September 30, 2010. A 10% change in electricity and fuel prices would result in approximately a $127 million change in the fair value of its net asset at September 30, 2010. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk” for further sensitivities in our assumptions used to calculate fair value. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further information on derivative financial instruments related to energy trading and marketing activities.

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

We completed a depreciation study in the first quarter of 2010 that resulted in a change to the estimated useful lives of our long-lived assets. The change in useful lives resulted in a decrease of approximately $2 million and $4 million in depreciation and amortization expense for Mirant Americas Generation and Mirant North America, and a decrease of approximately $3 million and $8 million for Mirant Mid-Atlantic for the three and nine months ended September 30, 2010, respectively. In addition, the change in useful lives also resulted in an increase of $9 million in Mirant Americas Generation’s and Mirant North America’s asset retirement obligations and $1 million in Mirant Mid-Atlantic’s asset retirement obligations and a corresponding increase of $9 million in Mirant Americas Generation’s and Mirant North America’s property, plant and equipment, net and $1 million in Mirant Mid-Atlantic’s property, plant and equipment, net at September 30, 2010.

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

The prices for power and natural gas remain low compared to several years ago. The energy gross margin from our baseload coal units is negatively affected by these price levels. Additionally, the current weak economic conditions and various demand-response programs have resulted in a decrease in the forecasted gross margin of our generating facilities. On an ongoing basis, we evaluate our long-lived assets for indications of impairment; however, given the remaining useful lives for many of our generating facilities, the total undiscounted cash flows for these generating facilities are more significantly affected by the long-term view of supply and demand than by the short term fluctuations in energy prices and demand. As such, we typically do not consider short term decreases in either energy prices or demand to cause an impairment evaluation.

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

Mirant Mid-Atlantic—Our Dickerson generating facility is located in Montgomery County, Maryland. On May 19, 2010, the Montgomery County Council passed a law that imposes a levy on major emitters of CO2 in Montgomery County of $5 per ton of CO2 emitted. The law defines a major emitter of CO2 in Montgomery County to be a stationary source emitting 1 million tons or more annually of CO2. The Dickerson generating facility falls within the definition of a major emitter, and is currently the only facility in Montgomery County that meets the criteria to be a major emitter. We estimate that the law will impose an additional $10 million to $15 million per year in levies owed to Montgomery County. We have challenged the legality of the law, but cannot predict the outcome of any such challenge. As a result of Montgomery County enacting the levy, we reviewed the Dickerson generating facility for impairment in the second quarter of 2010.

As a result of the impairment analysis, we determined that no impairment charge was required because the scenario-weighted undiscounted cash flows exceeded the carrying value. Our estimate of future cash flows related to the Dickerson generating facility involved considering scenarios related to the Montgomery County levy. The scenarios are related to the success of the legal challenges to the law.

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

Our assumptions related to future electricity and fuel prices were based on observable market prices to the extent available and long-term prices derived from proprietary fundamental market modeling. The long-term capacity prices were based on the assumption that the PJM RPM capacity market would continue consistent with the current structure, with expected increases in revenue as a result of declines in reserve margins for periods beyond those for which auctions have already been completed. The total CO2 costs under the levy were determined by applying the cost of CO2 emissions to the expected generation forecasts. We also assumed that a federal CO2 cap-and-trade program would be instituted later this decade which would supplant all pre-existing CO2 programs, including the Montgomery County levy. There are several transmission projects currently planned in the Mid-Atlantic region, including the Trans-Allegheny Interstate Line (“TrAIL”), Mid-Atlantic Power Pathway transmission line (“MAPP”) and the Potomac-Appalachian transmission line (“PATH”). The assumptions regarding the timing of these projects were based on the current status of permitting and construction of each project. The assumptions regarding electricity demand were based on forecasts from PJM and assumptions for generating capacity additions and retirements considered publicly-announced projects, including renewable sources of electricity and additions of nuclear capacity. Capital expenditures include the remaining contract retention payments for the completion of the Maryland Healthy Air Act pollution control equipment.

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

For purposes of impairment testing, a long-lived asset or assets must be grouped at the lowest level of independent identifiable cash flows. The Dickerson generating facility was determined to be its own group, which includes the leasehold improvements for the leased generating units at the facility. The carrying value of the Dickerson generating facility represented approximately 16% of Mirant Americas Generation’s and Mirant North America’s total property, plant and equipment, net and 19% of Mirant Mid-Atlantic’s total property, plant and equipment, net at September 30, 2010.

Mirant Bowline—In April 2010, the NYISO issued its annual peak load and energy forecast, which Mirant Americas Generation and Mirant North America have evaluated and utilized to develop cash flow projections for the Bowline generating facility. Incorporating these assumptions, along with the current status related to the property tax proceedings, the undiscounted cash flows significantly exceed the carrying value of the long-lived assets. The carrying value of the Bowline generating facility represented approximately 4% of Mirant Americas Generation’s and Mirant North America’s total property, plant and equipment, net at September 30, 2010.

Emissions Allowances—In August 2010, the EPA proposed a replacement for the CAIR. The market prices for SO2 and NOx emissions allowances declined as a result of the proposed rule. Our historical accounting policy has been to include emissions allowances in our asset groupings when evaluating long-lived assets for impairment. However, to the extent the final EPA rule significantly modifies or ends the current cap-and-trade program, we may evaluate whether our SO2 and NOx emissions allowances included in property, plant and equipment and intangible assets should be evaluated separately from the underlying generating facilities. The carrying value of the SO2 and NOx emissions allowances included in property, plant and equipment and intangible assets at September 30, 2010 was approximately $186 million at Mirant Americas Generation and Mirant North America and approximately $148 million at Mirant Mid-Atlantic. See “Environmental and Regulatory Matters” earlier in this section for further information on the EPA’s proposed replacement of the CAIR.

Mirant Potrero—In the third quarter of 2009, Mirant Potrero executed a settlement agreement with the City of San Francisco in which it agreed to shut down the Potrero facility when it is no longer needed for reliability, as determined by the CAISO. Mirant Potrero agreed in the settlement agreement to submit to the CAISO a notice of intent to shut down the facility as of December 31, 2010. The CAISO will make the final determination on when each of the units at the Potrero generating facility is no longer needed for reliability and may be shut down. As a result of the settlement agreement, Mirant Americas Generation and Mirant North America evaluated their 362 MW Potrero generating facility for impairment during the third quarter of 2009. Mirant Americas Generation and Mirant North America developed multiple scenarios for the future expected operations of the Potrero generating facility based on the settlement agreement and the expected timing of certain projects to ensure reliability of electricity supply for the City of San Francisco. One such project is the TransBay Cable, an underwater electric transmission cable in the San Francisco Bay that is expected to decrease the need for generating resources in the City of San Francisco, which we expect to become operational in 2010 and reduce the reliability need for our Potrero unit 3. Mirant Americas Generation’s and Mirant North America’s cash flows included assumptions about the future operating costs of the Potrero facility as well as the corresponding revenues to be received under an RMR agreement. Mirant Americas Generation and Mirant North America also obtained multiple appraisals to value the land. The sum of the probability weighted undiscounted cash flows for the Potrero generating facility exceeded the carrying value as of September 30, 2009. As a result, Mirant Americas Generation and Mirant North America did not record an impairment charge for the tangible assets at the Potrero generating facility for the three and nine months ended September 30, 2009. The carrying value of the Potrero generating facility represented less than 1% of Mirant Americas Generation’s and Mirant North America’s total property, plant and equipment, net at September 30, 2010.

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

Mirant Delta—On September 2, 2009, Mirant Delta entered into an agreement with PG&E for the 674 MW at Contra Costa units 6 and 7 for the period from November 2011 through April 2013. At the end of the agreement, and subject to any necessary regulatory approval, Mirant Delta has agreed to retire Contra Costa units 6 and 7, which began operations in 1964, in furtherance of state and federal policies to retire aging power plants that utilize once-through cooling technology. Mirant Americas Generation and Mirant North America evaluated the trading rights related to Mirant Delta’s Contra Costa generating facility for impairment during the third quarter of 2009 as a result of the retirement provisions in the tolling agreement. Because the Contra Costa generating facility is under contract with PG&E through the expected shutdown date, Mirant Americas Generation and Mirant North America determined the intangible asset was fully impaired as of September 30, 2009. Mirant Americas Generation and Mirant North America recorded an impairment loss of $5 million on the unaudited condensed consolidated statement of operations to write off the carrying value of the trading rights related to the Contra Costa generating facility.

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

Mirant Americas Generation and Mirant North America

The estimated net fair value of our derivative contract assets and liabilities was a net asset of $881 million and $722 million at September 30, 2010 and 2009, respectively. The following tables provide a summary of the factors affecting the change in fair value of the derivative contract asset and liability accounts for the nine months ended September 30, 2010 and 2009 (in millions):

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of portfolio of assets and liabilities at January 1, 2010	$701	$1	$702
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	279	59	338
Roll off of previous values[2]	(229)	(63)	(292)
Purchases, issuances and settlements[3]	135	(2)	133

Fair value of portfolio of assets and liabilities at September 30, 2010	$886	$(5)	$881

	Commodity Contracts
	Asset Management	Trading Activities	Total
Fair value of portfolio of assets and liabilities at January 1, 2009	$549	$106	$655
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	6	(109)	(103)
Roll off of previous values[2]	(419)	(67)	(486)
Purchases, issuances and settlements[3]	550	106	656

Fair value of portfolio of assets and liabilities at September 30, 2009	$686	$36	$722

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

Mirant Mid-Atlantic

The estimated net fair value of our derivative contract assets and liabilities was a net asset of $878 million and $645 million at September 30, 2010 and 2009, respectively. The following tables provide a summary of the factors affecting the change in fair value of the derivative contract asset and liability accounts for the nine months ended September 30, 2010 and 2009, respectively (in millions):

Asset Management
Fair value of portfolio of assets and liabilities at January 1, 2010	$670
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	268
Roll off of previous values[2]	(213)
Purchases, issuances and settlements[3]	153

Fair value of portfolio of assets and liabilities at September 30, 2010	$878

Asset Management
Fair value of portfolio of assets and liabilities at January 1, 2009	$526
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value[1]	(29)
Roll off of previous values[2]	(379)
Purchases, issuances and settlements[3]	527

Fair value of portfolio of assets and liabilities at September 30, 2009	$645

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

Counterparty Credit Risk

The valuation of our derivative contract assets is affected by the default risk of the counterparties with which we transact. We recognized a reserve, which is reflected as a reduction of our derivative contract assets, related to counterparty credit risk of $26 million and $13 million at September 30, 2010 and December 31, 2009, respectively.

In accordance with the fair value measurements accounting guidance, we calculate the credit reserve through consideration of observable market inputs, when available. Our non-collateralized power hedges entered into by Mirant Mid-Atlantic with our major trading partners, which represent 65% of the net notional power position of

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic at September 30, 2010, are senior unsecured obligations of Mirant Mid-Atlantic and the counterparties, and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. We calculate the credit reserve for our non-collateralized power hedges entered into by Mirant Mid-Atlantic using published spreads on credit default swaps for our counterparties applied to our current exposure and potential loss exposure from the financial commitments in our risk management portfolio. Potential loss exposure is calculated as our current exposure plus a calculated VaR over the remaining life of the contracts. We applied a similar approach to calculate the fair value of our coal contracts included in derivative contract assets and liabilities in the unaudited condensed consolidated balance sheets and which also do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in coal prices. We do not, however, transact in credit default swaps or any other credit derivative. An increase of 10% in the spread of credit default swaps of our major trading partners for our non-collateralized power hedges entered into by Mirant Mid-Atlantic would result in an increase of $2 million in the credit reserve of Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic as of September 30, 2010. An increase of 10% in the spread of credit default swaps of our coal suppliers would result in an increase of less than $1 million in the credit reserve for Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic related to coal agreements included in derivative contract assets and liabilities in the unaudited condensed consolidated balance sheets as of September 30, 2010.

We have historically calculated the credit reserve for the remainder of our portfolio considering our current exposure, net of the effect of credit enhancements, and potential loss exposure from the financial commitments in our risk management portfolio, and applied historical default probabilities using current credit ratings of our counterparties. In the fourth quarter of 2009, we changed our methodology to calculate the credit reserve for the remainder of our portfolio to also use published spreads, where available, or proxies based upon published spreads, on credit default swaps for our counterparties applied to our current exposure and potential loss exposure from the financial commitments in our risk management portfolio. The change in credit reserve methodology did not have a material effect on the fair value of our derivative contract assets and liabilities for the remainder of the portfolio because the default risk is generally offset by cash collateral or other credit enhancements. An increase in counterparty credit risk could affect the ability of our counterparties to deliver on their obligations to us. As a result, we may require our counterparties to post additional collateral or provide other credit enhancements. An increase of 10% in the spread of credit default swaps of our trading partners for the remainder of our portfolio would result in an immaterial increase in our credit reserve as of September 30, 2010.

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

Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic Credit Risk

In valuing our derivative contract liabilities, we apply a valuation adjustment for our non-performance, which is based on the probability of our default. Historically, we determined this non-performance adjustment value by multiplying our liability exposure, including outstanding balances for realized transactions, unrealized transactions and the effect of credit enhancements, by the one year probability of our default based on our current credit ratings. The one year probability of default rate considers the tenor of our portfolio and the correlation of default between counterparties within our industry. In the fourth quarter of 2009, we changed our methodology to incorporate published spreads on our credit default swaps, where available, or proxies based upon published spreads. An increase of 10% in the spread of our credit default swap rate would have an immaterial effect on our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2010.

Broker Quotes

In determining the fair value of our derivative contract assets and liabilities, we use third-party market pricing where available. We consider active markets to be those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report explains the fair value hierarchy. Our transactions in Level 1 of the fair value hierarchy primarily consist of natural gas and crude oil futures traded on the NYMEX and swaps cleared against NYMEX prices. For these transactions, we use the unadjusted published settled prices on the valuation date. Our transactions in Level 2 of the fair value hierarchy primarily include non-exchange-traded derivatives such as OTC forwards, swaps and options. We value these transactions using quotes from independent brokers or other widely-accepted valuation methodologies. Transactions are classified in Level 2 if substantially all (greater than 90%) of the fair value can be corroborated using observable market inputs such as transactable broker quotes. In accordance with the exit price objective under the fair value measurements accounting guidance, the fair value of our derivative contract assets and liabilities is determined based on the net underlying position of the recorded derivative contract assets and liabilities using bid prices for our assets and ask prices for liabilities. The quotes that we obtain from brokers are non-binding in nature, but are from brokers that typically transact in the market being quoted and are based on their knowledge of market transactions on the valuation date. We typically obtain multiple broker quotes on the valuation date for each delivery location that extend for the tenor of our underlying contracts. The number of quotes that we can obtain depends on the relative liquidity of the delivery location on the valuation date. If multiple broker quotes are received for a contract, we use an average of the quoted bid or ask prices. If only one broker quote is received for a delivery location and it cannot be validated through other external sources, we will assign the quote to a lower level within the fair value hierarchy. In some instances, we may combine broker quotes for a liquid delivery hub with broker quotes for the price spread between the liquid delivery hub and the delivery location under the contract. We also may apply interpolation techniques to value monthly strips if broker quotes are only available on a seasonal or annual basis. We perform validation procedures on the broker quotes at least on a monthly basis. The validation procedures include reviewing the quotes for accuracy and comparing them to our internal price curves. In certain instances, we may discard a broker quote if it is a clear outlier and multiple other quotes are obtained. At September 30, 2010, we obtained broker quotes for 100% of our delivery locations classified in Level 2 of the fair value hierarchy.

Inactive markets are considered to be those markets with few transactions, noncurrent pricing or prices that vary over time or among market makers. Our transactions in Level 3 of the fair value hierarchy may involve transactions whereby observable market data, such as broker quotes, are not available for substantially all of the tenor of the contract or we are only able to obtain indicative broker quotes that cannot be corroborated by observable market data. In such cases, we may apply valuation techniques such as extrapolation to determine fair value. Proprietary models may also be used to determine the fair value of certain of our derivative contract assets and liabilities that may be structured or otherwise tailored. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. At September 30, 2010, Mirant Americas Generation’s and Mirant North America’s assets and liabilities classified as Level 3 in the fair value hierarchy represented approximately 2% of their total assets and 5% of their total liabilities measured at fair value. At September 30, 2010, Mirant Mid-Atlantic’s assets and liabilities classified as Level 3 in the fair value hierarchy represented approximately 2% of its total assets and 20% of its total liabilities measured at fair value. See Note B to our unaudited condensed consolidated financial statements contained elsewhere in this report for further explanation of the fair value hierarchy.

Interest Rate Risk

Fair Value Measurement

We are also subject to interest rate risk when determining the fair value of our derivative contract assets and liabilities. The nominal value of our derivative contract assets and liabilities is also discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of our transactions. An increase of 100 basis points in the average LIBOR rate would result in a decrease of $27 million to Mirant Americas Generation’s and Mirant North America’s derivative contract assets and a decrease of $12 million to Mirant Americas Generation’s and Mirant North America’s derivative contract liabilities at September 30, 2010. An increase of 100 basis points in the average LIBOR rate would result in a decrease of $24 million to Mirant Mid-Atlantic’s derivative contract assets and a decrease of $9 million to Mirant Mid-Atlantic’s derivative contract liabilities at September 30, 2010.

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

Coal Agreement Risk

Our coal supply comes primarily from the Central Appalachian and Northern Appalachian coal regions. Mirant Americas Generation and Mirant North America enter into contracts of varying tenors on behalf of Mirant Mid-Atlantic to secure appropriate quantities of fuel that meet the varying specifications of Mirant Mid-Atlantic’s generating facilities. For our coal-fired generating facilities, we purchase most of our coal from a small number of strategic suppliers under contracts with terms of varying lengths, some of which extend to 2013. We had exposure to three counterparties at September 30, 2010, and exposure to five counterparties at December 31, 2009, that each represented an exposure of more than 10% of our total coal commitments, by volume, and in aggregate represented approximately 76% and 85% of our total coal commitments at September 30, 2010 and December 31, 2009, respectively.

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

Certain of our coal contracts are not required to be recorded at fair value under the accounting guidance for derivative financial instruments. As such, these contracts are not included in derivative contract assets and liabilities in the accompanying unaudited condensed consolidated balance sheets. These contracts contain pricing terms that are favorable compared to forward market prices at September 30, 2010, and are projected to provide a $46 million benefit to our realized value of hedges through 2013 as the coal is utilized in the production of electricity.

For a further discussion of market risks, our risk management policy and our use of VaR to measure some of these risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk in our 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Principal Executive Officer and our Principal Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2010. Based upon this assessment, our management concluded that, as of September 30, 2010, the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Companies’ internal control over financial reporting that have occurred during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Companies’ internal control over financial reporting.

PART II

Item 1.	Legal Proceedings (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

See Note I to our unaudited condensed consolidated financial statements contained elsewhere in this report for discussion of the material legal proceedings to which we are a party.

Item 1A.	Risk Factors (Mirant Americas Generation, Mirant North America and Mirant Mid-Atlantic)

Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q for the period ended June 30, 2010, includes a discussion of our risk factors. There have been no material changes in our risk factors since those reported in our Form 10-Q for the period ended June 30, 2010. Further information concerning the proposed merger with RRI Energy was included in a joint proxy statement/prospectus contained in the registration statement on Form S-4 filed by RRI Energy with the SEC on May 28, 2010, and amended on July 6, 2010, August 12, 2010, September 8, 2010 and September 13, 2010.

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

MIRANT AMERICAS GENERATION, LLC

Date: November 5, 2010	By:	/S/ ANGELA M. NAGY
Angela M. Nagy
Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRANT NORTH AMERICA, LLC

Date: November 5, 2010	By:	/S/ ANGELA M. NAGY
Angela M. Nagy
Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MIRANT MID-ATLANTIC, LLC

Date: November 5, 2010	By:	/S/ ANGELA M. NAGY
Angela M. Nagy
Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)