Form 10-K
period 2010-12-31
GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2011-03-01
CIK 1138258, 1140761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 333-63240

GenOn Americas Generation, LLC
(Exact Name of Registrant as Specified in Its Charter)

51-0390520
(I.R.S. Employer Identification No.)

Commission File Number: 333-61668

GenOn Mid-Atlantic, LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization of All Registrants)	58-2574140 (I.R.S. Employer Identification No.)

1000 Main Street, Houston, Texas 77002 (Address of Principal Executive Offices, Including Zip Code, of All Registrants)	(832) 357-3000 (Registrant’s telephone number, including area code)
None
Securities registered pursuant to Section 12(b) of the Act
None
Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.

GenOn Americas Generation, LLC	☐ Yes ☑ No
GenOn Mid-Atlantic, LLC	☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

GenOn Americas Generation, LLC	☑ Yes ☐ No
GenOn Mid-Atlantic, LLC	☑ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (As a voluntary filer not subject to filing requirements, the registrant nevertheless filed all reports which would have been required to be filed by Section 15(d) of the Exchange Act during the preceding 12 months had the registrant been required to file reports pursuant to Section 15(d) of the Securities Exchange Act of 1934 solely as a result of having registered debt securities under the Securities Act of 1933.)

GenOn Americas Generation, LLC	☐ Yes ☐ No
GenOn Mid-Atlantic, LLC	☐ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

GenOn Americas Generation, LLC	☐ Yes ☐ No
GenOn Mid-Atlantic, LLC	☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

GenOn Americas Generation, LLC	☑
GenOn Mid-Atlantic, LLC	☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company

GenOn Americas Generation, LLC	☐	☐	☑	☐
GenOn Mid-Atlantic, LLC	☐	☐	☑	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

GenOn Americas Generation, LLC	☐ Yes ☑ No
GenOn Mid-Atlantic, LLC	☐ Yes ☑ No

All of the registrant’s outstanding membership interests are held by its parent and there are no membership interest held by nonaffiliates.

Registrant	Parent

GenOn Americas Generation, LLC	GenOn Americas, Inc.
GenOn Mid-Atlantic, LLC	GenOn North America, LLC

This combined Form 10-K is separately filed by GenOn Americas Generation, LLC and GenOn Mid-Atlantic, LLC. Information contained in this combined Form 10-K relating to GenOn Americas Generation, LLC and GenOn Mid-Atlantic, LLC is filed by such registrant on its own behalf and each registrant makes no representation as to information relating to registrants other than itself.

We have not incorporated by reference any information into this Form 10-K from any annual report to securities holders, proxy statement or prospectus filed pursuant to 424(b) or (c) of the Securities Act.

NOTE: WHEREAS GENON AMERICAS GENERATION, LLC AND GENON MID-ATLANTIC, LLC MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K, THIS COMBINED FORM 10-K IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION I(2).

i

GLOSSARY OF CERTAIN DEFINED TERMS

AB 32	California’s Global Warming Solutions Act.

ancillary services	Services that ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services include regulation service, reserves and voltage support.

Administrative Services Agreement	Management, personnel and services agreement with GenOn Energy Services, effective January 3, 2006.

Bankruptcy Court	United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division.

baseload generating units	Units designed to satisfy minimum baseload requirements of the system and produce electricity at an essentially constant rate and run continuously.

CAIR	Clean Air Interstate Rule.

CAISO	California Independent System Operator.

CAMR	Clean Air Mercury Rule.

capacity	Energy that could have been generated at continuous full-power operation during the period.

CARB	California Air Resources Board.

CenterPoint	CenterPoint Energy, Inc. and its subsidiaries, on and after August 31, 2002, and Reliant Energy, Incorporated and its subsidiaries, prior to August 31, 2002.

CERCLA	Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980.

CFTC	Commodity Futures Trading Commission.

Clean Air Act	Federal Clean Air Act.

Clean Water Act	Federal Water Pollution Control Act.

Climate Protection Act	Massachusetts’ Global Warming Solutions Act.

CO2	Carbon dioxide.

Companies	GenOn Americas Generation, LLC, GenOn Mid-Atlantic, LLC and their subsidiaries.

D.C. Circuit	The United States Court of Appeals for the District of Columbia Circuit.

Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act.

EBITDA	Earnings before interest, taxes, depreciation and amortization.

EPA	United States Environmental Protection Agency.

EPC	Engineering, procurement and construction.

Exchange Act	Securities Exchange Act of 1934, as amended.

Exchange Ratio	Right of Mirant Corporation stockholders to receive 2.835 shares of common stock of RRI Energy, Inc. in the Merger.

FASB	Financial Accounting Standards Board.

GLOSSARY OF CERTAIN DEFINED TERMS
(Continued)

FCM	Forward Capacity Market administered by ISO-NE to procure capacity resources to meet forecasted demand and reserve requirements.

FERC	Federal Energy Regulatory Commission.

GAAP	United States generally accepted accounting principles.

GenOn	GenOn Energy, Inc. (formerly known as RRI Energy, Inc.) and, except where the context indicates otherwise, its subsidiaries, after giving effect to the Merger.

GenOn Americas	GenOn Americas, Inc. (formerly known as Mirant Americas, Inc.).

GenOn Americas Generation	GenOn Americas Generation, LLC (formerly known as Mirant Americas Generation, LLC).

GenOn Bowline	GenOn Bowline, LLC (formerly known as Mirant Bowline, LLC).

GenOn California North	GenOn California North, LLC (formerly known as Mirant California, LLC).

GenOn Canal	GenOn Canal, LLC (formerly known as Mirant Canal, LLC).

GenOn Chalk Point	GenOn Chalk Point, LLC (formerly known as Mirant Chalk Point, LLC).

GenOn Delta	GenOn Delta, LLC (formerly known as Mirant Delta, LLC).

GenOn Energy Holdings	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries.

GenOn Energy Management	GenOn Energy Management, LLC (formerly known as Mirant Energy Trading, LLC).

GenOn Energy Services	GenOn Energy Services, LLC (formerly known as Mirant Services, LLC).

GenOn Escrow	GenOn Escrow Corp.

GenOn Kendall	GenOn Kendall, LLC (formerly known as Mirant Kendall, LLC).

GenOn Lovett	GenOn Lovett, LLC, owner of the former Lovett generating facility, which was shut down on April 19, 2008, and has been demolished (formerly known as Mirant Lovett, LLC).

GenOn Marsh Landing	GenOn Marsh Landing, LLC (formerly known as Mirant Marsh Landing, LLC).

GenOn MD Ash Management	GenOn MD Ash Management, LLC (formerly known as Mirant MD Ash Management, LLC).

GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC (formerly known as Mirant Mid-Atlantic, LLC) and, except where the context indicates otherwise, its subsidiaries.

GenOn North America	GenOn North America, LLC (formerly known as Mirant North America, LLC).

GLOSSARY OF CERTAIN DEFINED TERMS
(Continued)

GenOn Potomac River	GenOn Potomac River, LLC (formerly known as Mirant Potomac River, LLC).

GenOn Potrero	GenOn Potrero, LLC (formerly known as Mirant Potrero, LLC).

HAP	Hazardous Air Pollutant.

Hudson Valley Gas	Hudson Valley Gas Corporation.

IBEW	International Brotherhood of Electrical Workers.

intermediate generating units	Units designed to satisfy system requirements that are greater than baseload and less than peaking.

IRC	Internal Revenue Code of 1986, as amended.

ISO	Independent system operator.

ISO-NE	Independent System Operator-New England.

LIBOR	London InterBank Offered Rate.

LTSA	Long-term service agreement.

MACT	Maximum achievable control technology.

MADEP	Massachusetts’ Department of Environmental Protection.

MAEEA	Massachusetts’ Executive Office of Energy and Environmental Affairs.

Maryland Act	Greenhouse Gas Reduction Act of 2009.

MDE	Maryland Department of the Environment.

Merger	The merger completed on December 3, 2010 pursuant to the Merger Agreement.

Merger Agreement	The agreement by and among Mirant Corporation, RRI Energy, Inc. and RRI Energy Holdings, Inc. dated as of April 11, 2010.

Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries.

MW	Megawatt.

MWh	Megawatt hour.

NAAQS	National ambient air quality standard.

NERC	North American Electric Reliability Council.

net capacity factor	Actual net production of electricity as a percentage of net generating capacity to produce electricity.

net generating capacity	Net summer capacity.

NOL	Net operating loss.

NOV	Notice of violation.

NOx	Nitrogen oxides.

GLOSSARY OF CERTAIN DEFINED TERMS
(Continued)

NPCC	Northeast Power Coordinating Council.

NPDES	National pollutant discharge elimination system.

NYISO	New York Independent System Operator.

NYMEX	New York Mercantile Exchange.

OTC	Over-the-counter.

Ozone Season	The period between May 1 and September 30 of each year.

peaking generating units	Units designed to satisfy demand requirements during the periods of greatest or peak load on the system.

PG&E	Pacific Gas & Electric Company.

PJM	PJM Interconnection, LLC.

Plan	The plan of reorganization that was approved in conjunction with Mirant Corporation’s and the Companies’ emergence from bankruptcy protection on January 3, 2006.

Power Sale, Fuel Supply and Services Agreement	Power sale, fuel supply and services agreement with Mirant Americas Energy Marketing, LP. effective January 3, 2006. As of February 1, 2006, the agreement was transferred to GenOn Energy Management.

PPA	Power purchase agreement.

PUHCA	Public Utility Holding Company Act of 2005.

reserve margin	Excess capacity over peak demand.

RFC	Reliability First Corporation.

RGGI	Regional Greenhouse Gas Initiative.

RMR	Reliability-must-run.

RPM	Model utilized by PJM to meet load serving entities’ forecasted capacity obligations through a forward-looking commitment of capacity resources.

RRI Energy	RRI Energy, Inc., which changed its name to GenOn Energy, Inc. in connection with the Merger.

RTO	Regional Transmission Organization.

SCR	Selective catalytic reduction emissions controls.

scrubbers	Flue gas desulfurization emissions controls.

SEC	United States Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

SEMA	Southeastern Massachusetts zone within ISO-NE.

SO2	Sulfur dioxide.

v

GLOSSARY OF CERTAIN DEFINED TERMS
(Continued)

spark spread	The difference between the price received for electricity generated compared to the market price of the natural gas required to produce the electricity.

SWD	Surface water discharge.

Transport Rule	The EPA’s Proposed Federal Implementation Plan To Reduce Interstate Transport of Fine Particulate Matter and Ozone, which would replace the CAIR.

UWUA	Utility Workers Union of America.

VaR	Value at risk.

Virginia DEQ	Virginia Department of Environmental Quality.

WCI	Western Climate Initiative.

WECC	Western Electric Coordinating Council.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, the information presented in this combined Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These statements involve known and unknown risks and uncertainties and relate to our revenues, income, capital structure and other financial items, future events, our future financial performance or our projected business results and our view of economic and market conditions. In some cases, one can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “expect,” “intend,” “seek,” “plan,” “think,” “anticipate,” “estimate,” “predict,” “target,” “potential” or “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:

•	our ability to integrate successfully the businesses following the Merger or realize cost savings and any other synergies as a result of the Merger;

•	our ability to enter into intermediate and long-term contracts to sell power or to hedge economically our expected future generation of power, and to obtain adequate supply and delivery of fuel for our generating facilities, at our required specifications and on terms and prices acceptable to us;

•	failure to obtain adequate fuel supply, including from curtailments of the transportation of natural gas;

•	changes in market conditions, including developments in the supply, demand, volume and pricing of electricity and other commodities in the energy markets, including efforts to reduce demand for electricity and to encourage the development of renewable sources of electricity, and the extent and timing of the entry of additional competition in our markets;

•	deterioration in the financial condition of our counterparties, including affiliates, and the failure of such parties to pay amounts owed to us or to perform obligations or services due to us beyond collateral posted;

•	the failure of our generating facilities to perform as expected, including outages for unscheduled maintenance or repair;

•	hazards customary to the power generation industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards or the inability of our insurers to provide agreed upon coverage;

•	our failure to utilize new or advancements in power generation technologies;

•	strikes, union activity or labor unrest;

•	our ability to develop or recruit capable leaders and our ability to retain or replace the services of key employees;

•	weather and other natural phenomena, including hurricanes and earthquakes;

•	the cost and availability of emissions allowances;

•	the curtailment of operations and reduced prices for electricity resulting from transmission constraints;

•	the ability of GenOn Americas Generation to execute the business plan in northern California, including entering into new tolling arrangements for its existing generating facilities;

•	our lack of geographic diversification of revenue sources resulting in concentrated exposure to the PJM market;

•	war, terrorist activities, cyberterrorism and inadequate cybersecurity, or the occurrence of a catastrophic loss;

•	our failure to provide a safe working environment for our employees and visitors thereby increasing our exposure to additional liability, loss of productive time, other costs and a damaged reputation;

•	poor economic and financial market conditions, including impacts on financial institutions and other current and potential counterparties, and negative impacts on liquidity in the power and fuel markets in which we hedge economically and transact;

•	increased credit standards, margin requirements, market volatility or other market conditions that could increase our obligations to post collateral beyond amounts that are expected, including additional collateral costs associated with OTC hedging activities as a result of new or proposed laws, rules and regulations governing derivative financial instruments (such as the Dodd-Frank Act and related pending rulemaking proceedings);

•	our inability to access effectively the OTC and exchange-based commodity markets or changes in commodity market conditions and liquidity, including as a result of new or proposed laws, rules and regulations governing derivative financial instruments (such as the Dodd-Frank Act and related regulations), which may affect our ability to engage in asset management and, for GenOn Americas Generation, proprietary trading and fuel oil management activities as expected, or may result in material gains or losses from open positions;

•	volatility in our gross margin as a result of our accounting for derivative financial instruments used in our asset management and GenOn Americas Generation’s proprietary trading and fuel oil management activities and volatility in our cash flow from operations resulting from working capital requirements, including collateral, to support our asset management and GenOn Americas Generation’s proprietary trading and fuel oil management activities;

•	legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the industry of generating, transmitting and distributing electricity (the electricity industry); changes in state, federal and other regulations affecting the electricity industry (including rate and other regulations); changes in tax laws and regulations to which we and our subsidiaries are subject; and changes in, or changes in the application of, environmental and other laws and regulations to which we and our subsidiaries and affiliates are or could become subject;

•	more stringent environmental laws and regulations (including the cumulative effect of many such regulations) and the disposition of environmental litigation that restrict our ability or render it uneconomic to operate our assets, including regulations and litigation related to air emissions;

•	increased regulation that limits our access to adequate water supplies and landfill options needed to support power generation or that increases the costs of cooling water and handling, transporting and disposing of ash and other byproducts;

•	price mitigation strategies employed by ISOs or RTOs that reduce our revenue and may result in a failure to compensate our generating units adequately for all of their costs;

•	legal and political challenges to or changes in the rules used to calculate payments for capacity, energy and ancillary services or the establishment of bifurcated markets, incentives or other market design changes that give preferential treatment to new generating facilities over exiting generating facilities;

•	the disposition of pending or threatened litigation, including environmental litigation;

•	the inability of GenOn Americas Generation’s operating subsidiaries to generate sufficient cash to support their operations;

•	the ability of lenders under GenOn’s revolving credit facility to perform their obligations;

•	GenOn Americas Generation’s consolidated indebtedness and the possibility that GenOn Americas Generation or its subsidiaries may incur additional indebtedness in the future;

•	restrictions on the ability of GenOn Americas Generation’s subsidiaries to pay dividends, make distributions or otherwise transfer funds to GenOn Americas Generation, including restrictions on

GenOn Mid-Atlantic contained in its operating lease documents, which may affect GenOn Americas Generation’s ability to access the cash flows of those subsidiaries to make debt service and other payments;

•	failure to comply with provisions of GenOn Mid-Atlantic’s operating leases, GenOn Americas Generation’s debt and affiliates’ loan agreements and debt may lead to a breach and, if not remedied, result in an event of default thereunder, which could result in such lessors, lenders and debt holders exercising remedies, limit access to needed liquidity and damage our reputation and relationships with financial institutions;

•	covenants contained in our affiliates’ credit facilities, debt and leases that restrict our current and future operations, particularly our ability to respond to changes or take certain actions that may be in our long-term best interests; and

•	our and our affiliates’ ability to borrow additional funds and access capital markets.

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

Factors that Could Affect Future Performance

We undertake no obligation to update publicly or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Our filings and other important information are also available on our investor relations page at www.genon.com/investors.aspx.

In addition to the discussion of certain risks in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying combined notes to GenOn Americas Generation, LLC’s and GenOn Mid-Atlantic, LLC’s consolidated financial statements, other factors that could affect our future performance are set forth in Item 1A. “Risk Factors”.

Certain Terms

As used in this report, unless the context requires otherwise, “we,” “us,” “our,” and the “Companies” refer to GenOn Americas Generation, LLC, GenOn Mid-Atlantic, LLC and their subsidiaries. In addition, as used in this report, unless the context requires otherwise, “GenOn Americas Generation” refers to GenOn Americas Generation, LLC and its subsidiaries and “GenOn Mid-Atlantic” refers to GenOn Mid-Atlantic, LLC and its subsidiaries.

PART I

Item 1.	Business.

Merger of Mirant and RRI Energy

On December 3, 2010, Mirant and RRI Energy completed their Merger. Mirant merged with a wholly-owned subsidiary of RRI Energy, with Mirant surviving the Merger as a wholly-owned subsidiary of RRI Energy. In connection with the all-stock, tax-free Merger, RRI Energy changed its name to GenOn Energy, Inc., Mirant stockholders received a fixed ratio of 2.835 shares of GenOn common stock for each share of Mirant common stock, and Mirant changed its name to GenOn Energy Holdings.

Pursuant to the Plan for Mirant and certain of its subsidiaries, on January 3, 2006, Mirant emerged from bankruptcy and acquired substantially all of the assets of the old Mirant Corporation. The Plan provides that new Mirant (now named GenOn Energy Holdings) has no successor liability for any unassumed obligations of the old Mirant Corporation. The old corporation was then renamed and transferred to a trust, which is not affiliated with GenOn Energy Holdings. For further information about our corporate history, revenues, suppliers, business segments and Mirant’s bankruptcy, see notes 1, 8 and 9 to our consolidated financial statements and “Selected Financial Data” in Item 6 of this Form 10-K.

Overview

GenOn Americas Generation provides energy, capacity, ancillary and other energy services to wholesale customers in competitive energy markets in the United States through ownership and operation of, and contracting for, power generation capacity. GenOn Americas Generation is a wholesale generator with approximately 9,724 MW of net electric generating capacity in the Eastern PJM and Northeast regions and in northern California, including 5,204 MW with GenOn Mid-Atlantic in the Eastern PJM region. GenOn Americas Generation also operates integrated asset management and energy marketing organizations, including proprietary trading operations. GenOn Americas Generation’s customers are principally ISOs, RTOs and investor-owned utilities. GenOn Americas Generation’s generating portfolio is diversified across fossil fuel and technology types, operating characteristics and several regional power markets and serves customers primarily located near major metropolitan load centers.

At December 31, 2010, GenOn Americas Generation’s generating capacity was 52% in PJM, 23% in CAISO, and 25% in NYISO and ISO-NE. GenOn Mid-Atlantic’s generating facilities serve the PJM markets. GenOn Americas Generation’s net generating capacity is 30% baseload, 58% intermediate and 12% peaking. GenOn Mid-Atlantic’s net generating capacity is 53% baseload, 27% intermediate and 20% peaking capacity. Our coal facilities generally dispatch as baseload, although some dispatch as intermediate capacity, and our gas, oil and dual fuel plants primarily dispatch as intermediate and/or peaking capacity.

GenOn Americas Generation and GenOn Mid-Atlantic are Delaware limited liability companies and indirect wholly-owned subsidiaries of GenOn. GenOn Mid-Atlantic is an indirect wholly-owned subsidiary of GenOn Americas Generation.

The chart below is a summary representation of the Companies’ organizational structure and is not a complete organizational chart of GenOn.

(1)	GenOn Power Generation, LLC’s subsidiaries include former RRI Energy generating facilities acquired as a result of the Merger.

Strategy

Our goal is to create long-term stockholder value across a broad range of commodity price environments. We intend to achieve this goal by:

Successfully integrating the companies and achieving cost savings targets.  GenOn expects to achieve approximately $150 million in annual cost savings through reductions in corporate overhead and support costs. GenOn expects cost savings to result from consolidations in several areas, including headquarters, IT systems and corporate functions such as accounting, human resources and finance. Starting in January 2012, GenOn expects to achieve the full $150 million of annual cost savings. GenOn has estimated the total merger-related costs at approximately $215 million.

Continued operating and commercial expertise.  We have substantial experience in the management, operation and optimization of a portfolio of diverse generating facilities. Drawing on the best practices of Mirant and RRI Energy, we intend to operate our generating facilities safely and efficiently and in an environmentally responsible manner to achieve optimal availability and performance to maximize cash flow.

Transacting to reduce variability in realized gross margin.  We intend to develop and execute appropriate hedging strategies to manage risks associated with the volatility in the price at which we sell power and in the prices of fuel, emissions allowances and other inputs required to produce such power. This includes hedging over multiple years to reduce the variability in realized gross margin from our expected generation. In addition, we expect to continue to sell capacity either bilaterally or through periodic auction processes.

Investing capital prudently.  Our capital investment decisions are focused on achieving an appropriate return on investment. Capital investments include participating in the development or acquisition of new facilities, the maintenance of our existing facilities for long-term availability and improved commercial availability, and investments in our existing facilities to improve their competitive position.

Maintaining appropriate liquidity and capital structure.  Through disciplined balance sheet management and maintaining adequate liquidity, we expect to be able to operate across a broad range of commodity price environments.

Business Segments (GenOn Americas Generation)

We have five operating segments: Eastern PJM, Northeast, California, Energy Marketing and Other Operations.

The Eastern PJM segment consists of four generating facilities located in Maryland and Virginia, near Washington, D.C.

The Northeast segment consists of three generating facilities located in Massachusetts and one generating facility located in New York. For 2008, the Northeast segment included the Lovett generating facility in New York, which was shut down on April 19, 2008 and demolished in 2009.

The California segment consists of three generating facilities located in or near the City of San Francisco.

The Energy Marketing segment consists of GenOn Americas Generation’s proprietary trading and fuel oil management activities.

The Other Operations segment includes parent company adjustments for affiliate transactions.

The table below summarizes selected financial information of our operations by business segment for 2010:

						Operating
Business Segments	Revenues			Gross Margin(1)		Income (Loss)
	(dollars in millions)

Eastern PJM	$1,704	(2)	81%	$1,006	80%	$(778)	416%
Northeast	234		11%	97	8%	(33)	18%
California	144		7%	121	10%	26	(14)%
Energy Marketing	1,868		89%	27	2%	16	(9)%
Other Operations	—		—%	—	—%	(34)	18%
Eliminations	(1,845)		(88)%	—	—%	616	(329)%

Total	$2,105		100%	$1,251	100%	$(187)	100%

(1)	Gross margin excludes depreciation and amortization.

(2)	For 2010, we recorded $1.3 billion in revenues from a single counterparty (PJM) which represented 63% of our consolidated revenues. The revenues generated from this counterparty are included primarily in our Eastern PJM segment.

Eliminations for revenues and gross margin are primarily related to intercompany sales of emissions allowances, intercompany revenues and cost of fuel. Eliminations for operating income/loss also include a $616 million impairment loss related to goodwill recorded at our GenOn Mid-Atlantic subsidiary on its standalone balance sheet. The goodwill impairment loss and related goodwill balance are eliminated upon consolidation at GenOn North America and are not reflected on the consolidated balance sheet of GenOn Americas Generation. For selected financial information about our business segments, see note 8 to our consolidated financial statements.

Eastern PJM Segment

We own or lease four generating facilities in the Eastern PJM segment with total net generating capacity of 5,204 MW. Our Eastern PJM segment had a combined 2010 net capacity factor of 34%. The following table presents the details of our Eastern PJM generating facilities:

	Net
	Generating		Primary
	Capacity		Fuel			NERC
Facility	(MW)(1)	Holding	Type	Dispatch Type	Location	Region

Chalk Point	2,401	Own	Coal/Dual/Oil	Baseload/ Intermediate/ Peaking	Maryland	RFC
Dickerson	844	Own/ Lease(2)	Coal/Dual/Oil	Baseload/Peaking	Maryland	RFC
Morgantown	1,477	Own/ Lease(2)	Coal/Oil	Baseload/Peaking	Maryland	RFC
Potomac River	482	Own	Coal	Baseload/ Intermediate	Virginia	RFC

Total Eastern PJM	5,204

(1)	Total MW amounts reflect net summer capacity.

(2)	We lease a 100% interest in the Dickerson and Morgantown baseload units through facility lease agreements expiring in 2029 and 2034, respectively. We own 307 MW and 248 MW of peaking capacity at the Dickerson and Morgantown generating facilities, respectively.

We completed the installation of scrubbers at our Chalk Point, Dickerson and Morgantown coal-fired units in the fourth quarter of 2009. We previously installed SCR systems at the Morgantown coal-fired units and one of the Chalk Point coal-fired units and a selective auto catalytic reduction system at the other Chalk Point coal-fired unit. In addition, we installed selective non-catalytic reduction systems at the three Dickerson coal-fired units. These controls are capable of reducing emissions of SO2, NOx and mercury by approximately 98%, 90% and 80%, respectively, for three of our largest coal-fired units in Maryland.

We reviewed our Chalk Point, Dickerson, Morgantown and Potomac River generating facilities for impairment as a result of our annual assessment of the goodwill recorded at GenOn Mid-Atlantic on its standalone balance sheet, which is eliminated upon consolidation at GenOn North America. Upon completion of the assessment, we determined that none of the GenOn Mid-Atlantic generating facilities was impaired at October 31, 2010.

In December 2010, PJM published an updated load forecast, which depicted a decrease in the expected demand from prior projections because of lower economic growth expectations. As a result of the load forecast, our current expectation is that there will be a decrease in the clearing prices for future capacity auctions in certain years. The decrease in projected capacity revenue caused us to update our October 2010 impairment review of GenOn Mid-Atlantic’s long-lived assets. Upon completion of our assessment, which was based on the accounting guidance related to the impairment of long-lived assets, we determined that the Dickerson and Potomac River generating facilities were impaired at December 31, 2010, as the carrying value exceeded the updated December 2010 undiscounted cash flows. GenOn Americas Generation recorded fourth quarter impairment losses of $523 million and $42 million on the consolidated statement of operations to reduce the carrying values of the Dickerson and Potomac River generating facilities, respectively, to their estimated fair values. GenOn Mid-Atlantic recorded fourth quarter impairment losses of $497 million and $40 million on the consolidated statement of operations to reduce the carrying values of the Dickerson and Potomac River generating facilities, respectively, to their estimated fair values. In addition, as a result of the full impairment of the Potomac River generating facility, we recorded $32 million in operations and maintenance expense and corresponding liabilities associated with our commitment to reduce particulate emissions at our Potomac River generating facility as part of the agreement with the City of Alexandria,

Virginia. The planned capital investment would not be recovered in future periods based on the current projected cash flows of the Potomac River generating facility. We also have $32 million included in funds on deposit and other noncurrent assets in the consolidated balance sheets, which represents the remaining balance placed in escrow as a result of the agreement with the City of Alexandria. See note 3(d) to our consolidated financial statements for further information related to our GenOn Mid-Atlantic impairment analyses.

Northeast Segment (GenOn Americas Generation)

We own four generating facilities in the Northeast segment with total net generating capacity of 2,535 MW. Our Northeast segment had a combined 2010 net capacity factor of 9%. The following table presents the details of our Northeast generating facilities:

	Net
	Generating		Primary
	Capacity		Fuel			NERC
Facility	(MW)(1)	Holding	Type	Dispatch Type	Location	Region

Bowline	1,139	Own	Dual	Intermediate	New York	NPCC
Canal	1,126	Own	Dual/Oil	Intermediate	Massachusetts	NPCC
Kendall	256	Own	Natural Gas/Oil/Dual	Baseload/ Peaking	Massachusetts	NPCC
Martha’s Vineyard	14	Own	Oil	Peaking	Massachusetts	NPCC

Total Northeast	2,535

(1)	Total MW amounts reflect net summer capacity.

During the second quarter of 2010, the NYISO issued its annual peak load and energy forecast in its Load and Capacity Data report (the Gold Book). The Gold Book reports projected electricity supply and demand for the New York control area for the next ten years. The most recent Gold Book projects a significant decrease in future electricity demand as a result of current economic conditions and the expected future effects of demand-side management programs in New York. The expected reduction in future demand as a result of demand-side management programs is being driven primarily by an energy efficiency program being instituted within the State of New York that will seek to achieve a 15% reduction from 2007 energy volumes by 2015. As a result of the projections in the Gold Book, we evaluated the Bowline generating facility for impairment in the second quarter of 2010. The sum of the probability weighted undiscounted cash flows for the Bowline generating facility exceeded the carrying value. As a result, we did not record an impairment loss for the Bowline generating facility during the second quarter of 2010.

GenOn Bowline has challenged its property tax assessment for the 2009 and 2010 tax years. Although the assessment for the 2010 tax year was reduced significantly from the assessment received in 2009, the assessment continues to exceed significantly the estimated fair value of the generating facility.

In the fourth quarter of 2010, we identified certain operational issues that reduced the available capacity of the Bowline generating facility. We are in the process of evaluating long-term solutions for the generating facility, but our current expectation is that the reduction in available capacity could extend through 2012. In the fourth quarter of 2010, we again evaluated the Bowline generating facility for impairment because of the expected extended reduction in available capacity together with the pending property tax litigation and the effect of supply and demand assumptions in the NYISO’s Gold Book. The sum of the probability weighted undiscounted cash flows for the Bowline generating facility exceeded the carrying value. As a result, we did not record an impairment loss for the Bowline generating facility during 2010. See note 3(d) to our consolidated financial statements for further information related to our impairment analysis of the Bowline generating facility.

ISO-NE previously had determined that, at times, it was necessary for the Canal generating facility to operate to meet local reliability criteria for SEMA when it is not economic for the Canal generating facility to operate based upon prevailing market prices. When the Canal generating facility operates to meet local reliability criteria, we are compensated at the price we bid into the ISO-NE, pursuant to ISO-NE market rules, rather than at the market price.

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

The Kendall generating facility, which is a cogeneration facility, has long-term agreements under which it sells steam.

Pursuant to a consent decree, we discontinued operation of units 4 and 5 at our Lovett generating facility in New York in May 2007 and April 2008, respectively. In addition, we discontinued operation of unit 3 at the Lovett generating facility in May 2007 because it was uneconomic to operate the unit. We completed the demolition of the Lovett generating facility in 2009.

California Segment (GenOn Americas Generation)

We own three generating facilities in northern California with total net generating capacity of 2,347 MW. Our California segment generating facilities had a combined 2010 net capacity factor of 3%. The following table presents the details of our California generating facilities:

	Net
	Generating			Primary
	Capacity			Fuel			NERC
Facility	(MW)(1)		Holding	Type	Dispatch Type	Location	Region

Contra Costa	674		Own	Natural gas	Intermediate	California	WECC
Pittsburg	1,311		Own	Natural gas	Intermediate	California	WECC
Potrero(2)	362		Own	Natural gas/Oil	Intermediate/ Peaking	California	WECC

Total California	1,985	(2)

(1)	Total MW amounts reflect net summer capacity.

(2)	We shut down the Potrero facility on February 28, 2011. The total net generating capacity for the California segment per the table excludes the Potrero. See below for further discussion.

In the third quarter of 2009, GenOn Potrero executed a settlement agreement with the City and County of San Francisco in which it agreed to shut down the Potrero generating facility when it is no longer needed for reliability, as determined by the CAISO. That settlement agreement became effective in November 2009. In December 2010, the CAISO provided GenOn Potrero with the requisite notice of termination of the RMR agreement. On January 19, 2011, at the request of GenOn Potrero, the FERC approved changes to GenOn Potrero’s RMR agreement to allow the CAISO to terminate the RMR agreement effective February 28, 2011. On February 28, 2011, the Potrero facility was shut down.

Our existing generating facilities in northern California depend almost entirely on payments they receive to operate in support of system reliability. The energy, capacity and ancillary services markets, as currently constituted, will not support the capital expenditures necessary to repower or reconstruct our facilities. In order to obtain the necessary capital support for repowering or reconstructing our facilities, we would need to obtain contracts with creditworthy buyers. Absent that, our existing generating facilities in northern California will be commercially viable only as long as they have contracts for their capacity.

Energy Marketing Segment (GenOn Americas Generation)

Our Energy Marketing segment includes our proprietary trading and fuel oil management activities. This activity includes the purchase and sale of electricity, fuel and emissions allowances, sometimes through financial derivatives.

Using our fundamental understanding of the markets in which we operate, we support our commercial asset management activities as well as engage in proprietary trading when we identify opportunities. We engage in fuel oil management activities to hedge economically the fair value of our physical fuel oil inventories, optimize the approximately three million barrels of storage capacity that we own or lease, as well as attempt to profit from market opportunities related to timing and/or differences in the pricing of various products.

Proprietary trading and fuel oil management activities together will typically comprise less than 10% of our realized gross margin. All of our commercial activities are governed by a comprehensive risk management policy, which includes limits on the size of volumetric positions and VaR for our proprietary trading and fuel oil management activities. For 2010, our combined average daily VaR for proprietary trading and fuel oil management activities was $2 million.

Asset Management

We provide energy, capacity, ancillary and other energy services to wholesale customers in competitive energy markets in the United States, including ISOs and RTOs, power aggregators, retail providers, electric-cooperative utilities, other power generating companies and load serving entities. Our commercial operations consist primarily of dispatching electricity, hedging the generation and sale of electricity, selling capacity, procuring and managing fuel and providing logistical support for the operation of our facilities (for example, by procuring transportation for coal and natural gas).

Our strategy is to enter into economic hedges—forward sales of electricity and forward purchases of fuel and emissions allowances—to manage the risks associated with volatility in prices for electricity, fuel and emissions allowances and to achieve more predictable financial results. In addition, given the high correlation between natural gas prices and electricity prices in many of the markets in which we operate, we enter into forward sales of natural gas to hedge economically our exposure to changes in the price of electricity. We procure our hedges in OTC transactions or on exchanges where electricity, fuel and emissions allowances are broadly traded, or through specific transactions with buyers and sellers, using futures, forwards, swaps and options. Our hedges cover various periods, including several years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K for our aggregate hedge levels based on expected generation for 2011 to 2015. In addition, see Item 1A, “Risk Factors—Risks Related to Economic and Financial Market Conditions—Greater regulation of energy contracts” for a discussion of the risks of implementation of the Dodd-Frank Act on our ability to hedge economically our generation, including potentially reducing liquidity in the energy and commodity markets and, if we are required to clear such transactions on exchanges or meet other requirements, by significantly increasing the collateral costs associated with such activities.

We sell capacity either bilaterally or through periodic auction processes in each ISO and RTO market in which we participate. GenOn Americas Generation’s capacity sales primarily occur through the PJM RPM and ISO-NE FCM auctions, but also in CAISO, NYISO and other markets where we enter into agreements with counterparties. GenOn Mid-Atlantic’s capacity sales occur through the PJM RPM auctions. We expect that a substantial portion of our PJM capacity will continue to be sold in PJM up to three years in advance. Revenue from these capacity sales is determined by market rules designed to ensure regional reliability, encourage competition and reduce energy price volatility. These capacity sales provide an important source of predictable revenues for us over the contracted periods. At January 31, 2011, GenOn Americas Generation’s total projected contracted capacity and PPA revenues for which prices have been set for 2011 through 2014 are $1.3 billion. At January 31, 2011, GenOn Mid-Atlantic’s total projected contracted capacity revenues for which prices have been set for 2011 through 2014 are $881 million.

Power

We hedge economically a substantial portion of our Eastern PJM coal-fired baseload generation and certain of our other generation. We generally do not hedge our intermediate and peaking units for tenors greater than 12 months. A significant portion of our hedges are financial swap transactions between GenOn Mid-Atlantic and financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices.

Although standard industry OTC transactions make up a substantial portion of our economic hedge portfolio, at times we sell non-standard, structured products to customers.

GenOn Americas Generation’s California generating facilities operate under contracts for their capacity or energy. GenOn Delta has entered into agreements with PG&E to provide electricity from our natural gas-fired units in service at Contra Costa and Pittsburg. With respect to Contra Costa units 6 and 7, GenOn Delta is providing 674 MW of capacity to PG&E for 2011 under a multi-year tolling agreement into which we entered in 2006. GenOn Delta entered into a new agreement with PG&E on September 2, 2009 for the 674 MW at Contra Costa units 6 and 7 for the period from November 2011 through April 2013. At the end of the agreement, and subject to any necessary regulatory approval, GenOn Delta has agreed to retire Contra Costa units 6 and 7, which began operations in 1964, in furtherance of state and federal policies to retire aging power plants that utilize once-through cooling technology. In addition, GenOn Delta entered into an agreement with PG&E on October 28, 2010 for 1,159 MW of capacity from Pittsburg units 5, 6 and 7 for three years commencing January 1, 2011, with options for PG&E to extend the agreement for each of 2014 and 2015. Under the respective agreements, GenOn Delta will receive monthly capacity payments with bonuses and/or penalties based on heat rate and availability.

Fuel

We enter into contracts of varying terms to secure appropriate quantities of fuel that meet the varying specifications of our generating facilities. For our coal-fired generating facilities, we purchase most of our coal from a small number of suppliers under contracts with terms of varying lengths, some of which extend to 2013. See “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Form 10-K for discussion of our coal agreement risk. For our oil-fired units, we typically purchase fuel from a small number of suppliers either in the spot market or under contracts with terms of varying lengths. For our natural gas-fired facilities, in addition to purchasing natural gas, we arrange for and schedule its transportation through pipelines. We sell excess fuel supplies to third parties.

We receive coal at our generating facilities primarily by rail. In addition, we can receive coal by barge at our Morgantown generating facility, which completed construction of a barge unloader in 2008 that enables us to receive coal from domestic and international sources. We have a coal blending facility at our Morgantown generating facility that allows for greater flexibility of coal supply by allowing various coal qualities to be blended while also meeting emissions targets. We monitor coal supply and delivery logistics carefully and, despite occasional interruptions of planned deliveries, to date we have managed to avoid any significant detrimental effects on our operations. Because of the risk of disruptions in our coal supply, we strive to maintain adequate targeted levels of coal inventories at our coal-fired facilities. Interruptions to planned or contracted deliveries can result from a variety of factors, including operational issues of coal suppliers, lack of, or constraints in, coal transportation (including rail system and river system disruptions) and adverse weather conditions.

Emissions

Our commercial operations manage the acquisition and use of emissions allowances for our generating facilities. Our generating facilities in Maryland and GenOn Americas Generation’s generating facilities in Massachusetts and New York are subject to the RGGI, a multi-state cap-and-trade program to reduce CO2 emissions from units of 25 MW or greater. The RGGI became effective on January 1, 2009. To comply, we are required to purchase allowances, either through periodic auctions or open market transactions, to offset our

CO2 emissions. In 2010 and 2009, GenOn Americas Generation recognized approximately $34 million and $45 million, respectively, in cost of fuel, electricity and other products as a result of its compliance with the RGGI and GenOn Mid-Atlantic recognized approximately $32 million and $41 million, respectively, in cost of fuel, electricity and other products as a result of its compliance with the RGGI.

In May 2010, the Montgomery County Council imposed a levy on major emitters of CO2 in Montgomery County, Maryland which we estimate will impose on the Dickerson generating facility of GenOn Mid-Atlantic an additional $10 million to $15 million per year in levies owed to Montgomery County. During 2010, we recognized $8 million in levies in operations and maintenance expense. See note 9 to our consolidated financial statements for further discussion of the action filed against Montgomery County in the United States District Court for the District of Maryland by GenOn Mid-Atlantic.

Coal Combustion Byproducts

Existing state and federal rules require the proper management and disposal of wastes and other materials. We produce byproducts from our coal-fired generating units, including ash and gypsum. We actively manage the current and planned disposition of each of these byproducts. All of our ash disposal facilities are dry landfills. Our disposal plan for ash includes land filling at our existing ash management facilities, purchasing and permitting additional disposal sites, using third parties to handle and dispose of the ash, and constructing an ash beneficiation facility at our Morgantown site to make the ash more suitable for sale to third parties for the production of concrete as well as other beneficial uses. We commenced construction of the ash beneficiation facility in February 2011 and expect to complete it in 2012. Our disposal plan for gypsum includes disposing of it in approved landfills and selling it to third parties for use in the production of drywall. Currently, we expect to spend approximately $100 million over the next five years for ash landfill expansions, closures and for building an ash beneficiation facility.

There is increased focus on the regulation of coal combustion products and, if the manner in which they are regulated changes, we may be required to change our management practices for these byproducts and/or incur additional costs.

Competitive Environment

The power generating industry is capital intensive and highly competitive. Our competitors include regulated utilities, merchant energy companies, financial institutions and other companies. For a discussion of competitive factors see Item 1A, “Risk Factors.” Coal-fired, natural gas-fired, nuclear and hydroelectric generation currently account for approximately 45%, 24%, 20% and 6%, respectively, of the electricity produced in the United States. Other energy sources account for the remaining 5% of electricity produced.

Wholesale power generation is highly fragmented compared to other commodity industries. There is wide variation in terms of the capabilities, resources, nature and identity of the companies with which we compete. Our competitive advantages include the following:

•	Reliability of our future cash flows. Our large coal generating fleet is exposed to the relationship between the cost of production and the price of the power produced. This relationship, commonly referred to as the “dark spread,” fluctuates with the cost of coal and the price of power. We hedge economically a substantial portion of our Eastern PJM coal-fired baseload generation and certain of our other generation. We hedge our output at varying levels several years in advance because the price of electricity is volatile. In addition, we enter into contracts to hedge economically our future needs of coal, which is our primary fuel.

•	Locational advantages. Many of GenOn Americas Generation’s generating facilities are located in or near metropolitan areas, including Boston, New York City, San Francisco and Washington, D.C. GenOn Mid-Atlantic’s generating facilities are located near Washington, D.C. The supply-demand balance in some of these markets is forecasted to become constrained, though at a slower rate than forecasted before the economic downturn, and increasingly dependent on power imported from other regions to sustain reliability. Although transmission projects are planned in these markets to bring capacity from neighboring regions, the timing of these projects is subject to delays and uncertainty.

•	Room to expand at our existing sites. We have sufficient room and infrastructure at many of our existing sites to increase significantly our generating capacity when market rules and conditions warrant. In addition to reduced costs for developing new generation at existing sites because of our ownership of the land and our ownership of and/or access to infrastructure, regulators frequently prefer that new generation be added at existing sites (brownfield development) rather than at new sites (greenfield development). We continue to consider these and other investment opportunities.

Given the substantial time required to permit and construct new power plants, the process to add generating capacity must begin years in advance of anticipated growth in demand. A number of ISOs and RTOs, including those in markets in which we operate, have implemented capacity markets as a way to encourage construction of additional generation when market conditions warrant. Over the last several years, very little new generation has been constructed as a result of the economic downturn in recent years and programs to reduce the demand for electricity which have resulted in a decrease in the rate at which the long-term demand for electricity is forecasted to grow. Also, the costs to construct new generating facilities have been rising, and there is substantial environmental opposition to building either coal-fired or nuclear plants.

In some markets, state regulators have proposed initiatives to provide long-term contracts for new generating capacity. In December 2010, the Maryland Public Service Commission sought comments on a possible request for proposals for new generating facilities. The draft request for proposals would require any such new generation to bid into the capacity markets in a manner that would ensure clearing in the market. The draft request provides for project submittals on July 29, 2011. We filed comments on the draft request for proposals on January 28, 2011, noting there is no need for additional capacity at this time. If the request for proposals is issued as currently drafted, it could have a negative effect on capacity prices in PJM in future years.

On January 28, 2011, New Jersey enacted legislation which requires the Board of Public Utilities to implement a Long-Term Capacity Agreement Pilot Program providing for new generating capacity in the state. The new generating capacity would be required to participate and be accepted as a capacity resource in the PJM capacity market. If the New Jersey agreement for new capacity is implemented as required by the statute, it could have a negative effect on capacity prices in PJM in future years. On February 1, 2011, a group of which we are a member initiated a proceeding at the FERC seeking changes in the PJM tariff to prevent interference with the capacity markets from efforts such as the New Jersey legislation and the Maryland request for proposals. On February 9, 2011, we joined a group of companies that filed suit in the U.S. District Court for New Jersey asking the court to declare the New Jersey legislation unconstitutional.

In addition, as a result of initiatives at both the federal and state level, new construction of renewable resources, including solar and wind, has occurred or is planned.

There are proposed upgrades to the transmission systems in some of the markets in which we operate that could mitigate the need for existing marginal generating capacity and for additional generating capacity. To the extent that these upgrades are completed, prices for electricity and capacity could be lower in some of our markets than they might otherwise be.

The prices for power and natural gas remain low compared to several years ago. The energy gross margin from our generating facilities is negatively affected by these price levels. For that portion of the volumes of generation that we have hedged, we are generally economically neutral to subsequent changes in commodity prices because our realized gross margin will reflect the contractual prices of our power and fuel contracts. We continue to add economic hedges, including to maintain projected levels of cash flows from operations for future periods to help support continued compliance with the covenants in GenOn Mid-Atlantic’s operating lease agreements. We have implemented seasonal operating models at some of our facilities to address the effect of depressed power and commodity prices on the margins earned at these facilities.

Concern over climate change and air emissions have led to significant legislative and regulatory efforts at the state and federal level. The costs of compliance with such efforts could affect our ability to compete in the markets in which we operate, especially with our coal-fired generating facilities. See “Environmental Regulation” later in the section for further discussion.

Seasonality

For information on the effect of seasonality on our business, see “Risk Factors” in Item 1A of this Form 10-K.

Regulatory Environment

The electricity industry is regulated extensively at the federal, state and local levels. At the federal level, the FERC has exclusive jurisdiction under the Federal Power Act over sales of electricity at wholesale and the transmission of electricity in interstate commerce. Each of our subsidiaries that owns or leases a generating facility selling at wholesale or that markets electricity at wholesale is a “public utility” subject to the FERC’s jurisdiction under the Federal Power Act. These subsidiaries must comply with certain FERC reporting requirements and FERC-approved market rules and they are subject to FERC oversight of mergers and acquisitions, the disposition of facilities under the FERC’s jurisdiction and the issuance of securities.

The FERC has authorized our subsidiaries that are public utilities under the Federal Power Act to sell wholesale energy, capacity and certain ancillary services at market-based rates. The majority of the output of the generating facilities owned by our subsidiaries is sold pursuant to this market-based rate authorization, although the GenOn Americas Generation’s Potrero station sold its output under a cost-based RMR agreement through February 2011 for which separate rate authorization was granted by the FERC. The FERC could revoke or limit our market-based rate authority if it determined that we possess insufficiently mitigated market power in a regional electricity market. Under the Natural Gas Act, GenOn Americas Generation’s subsidiary, GenOn Energy Management, that sells natural gas for resale is deemed by the FERC to have blanket certificate authority to undertake these sales at market-based rates.

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

In 2006, the FERC certified the NERC as the national energy reliability organization. The NERC is now responsible for the development and enforcement of mandatory reliability standards for the electric power system. Each of our subsidiaries selling electricity at wholesale is responsible for complying with the reliability standards in the region in which it operates. The NERC has the ability to assess financial penalties for non-compliance with the reliability standards, which penalties can, depending on the nature of the non-compliance, be significant. In addition to complying with the NERC standards, each of our entities selling electricity at wholesale must comply with the reliability standards of the regional reliability council for the NERC region in which its sales occur.

The vast majority of our facilities operate in markets administered by ISOs and RTOs. In areas where ISOs or RTOs control the regional transmission systems, market participants have access to broader geographic markets than in regions without ISOs and RTOs. ISOs and RTOs operate day-ahead and real-time energy and ancillary services markets, typically governed by FERC-approved tariffs and market rules. Some ISOs and RTOs also operate capacity markets. Changes to the applicable tariffs and market rules may be requested by the ISO or RTO, or by other interested persons, including market participants and state regulatory agencies, and such proposed changes, if approved by the FERC, could have a significant effect on our operations and financial results. Although participation in ISOs and RTOs by public utilities that own transmission has been, and is expected to continue to be, voluntary, the majority of such public utilities in California, Maryland, Massachusetts, New York, and Virginia have joined the applicable ISO and RTO.

Our subsidiaries owning generating facilities have made such filings, and received such orders, as are necessary to obtain exempt wholesale generator status under the PUHCA and the FERC’s regulations thereunder. Provided all of our subsidiaries owning or leasing generating facilities continue to be exempt wholesale generators, or are qualifying facilities under the Public Utility Regulatory Policies Act of 1978, we and our intermediate holding companies owning direct or indirect interests in those subsidiaries will remain exempt from the accounting, record retention or reporting requirements that PUHCA imposes on “holding companies.”

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

We hedge economically a substantial portion of our Eastern PJM coal-fired baseload generation and certain of our other generation. A significant portion of such hedges are financial swap transactions between GenOn Mid-Atlantic and financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. The Dodd-Frank Act, which was enacted in July 2010 in response to the global financial crisis, increases the regulation of transactions involving OTC derivative financial instruments. The statute provides that standardized swap transactions between dealers and large market participants will have to be cleared and traded on an exchange or electronic platform. Although the provisions and legislative history of the Dodd-Frank Act provide strong evidence that market participants, such as GenOn Americas Generation and GenOn Mid-Atlantic, which utilize OTC derivative financial instruments to hedge economically commercial risks are not to be subject to these clearing and exchange-trading requirements, it is uncertain what the final implementing regulations to be issued by the CFTC and SEC will provide. The effect of the Dodd-Frank Act on our business depends in large measure on pending CFTC and SEC rulemaking proceedings and, in particular, the final definitions for the key terms “Swap Dealer” and “Major Swap Participant” in the Dodd-Frank Act. The CFTC and SEC issued a proposed rulemaking to set final definitions for the terms “Swap Dealer” and “Major Swap Participant,” among others. Entities defined as Swap Dealers and Major Swap Participants will face costly requirements for clearing and posting margin, as well as additional requirements for reporting and business conduct. As proposed, the Swap Dealer definition in particular is ambiguous, subjective and could be broad enough to encompass some energy companies. Such regulations could materially affect our ability to hedge economically our generation by reducing liquidity in the energy and commodity markets and, if we were required to clear such transactions on exchanges or meet other requirements, by significantly increasing the collateral costs associated with such activities. See Item 1A, “Risk Factors—Risks Related to Economic and Financial Market Conditions—Greater regulation of energy contracts” for additional information.

Under the Dodd-Frank Act, the CFTC now has the authority to set position limits not only on contracts listed by designated contract markets but also for swap contracts that perform or affect a significant price discovery function. As a result of the significant amendments to the Commodity Exchange Act by the Dodd-Frank Act, the CFTC withdrew, in August 2010, the January 2010 notice of proposed rulemaking in which it proposed to adopt all-months-combined, single (non-spot) month and spot-month position limits for exchange-listed natural gas, crude oil, heating oil and gasoline futures and options contracts. The CFTC plans to issue a notice of rulemaking proposing position limits for regulated exempt commodity contracts, including energy commodity contracts, in early 2011.

In addition to the upcoming position limit rulemakings under the Dodd-Frank Act, the CFTC has designated and put into effect position limits for certain electricity and natural gas contracts designated as significant price discovery contracts, including contracts based on CAISO and PJM West Hub locational marginal pricing that GenOn Americas Generation trades on the Intercontinental Exchange, Inc. Designations put into effect to date have not had a material effect on our business. We continue to monitor the rulemaking proceeding on the remaining contracts.

PJM Region.  Our Eastern PJM generating facilities sell electricity into the markets operated by PJM. We have access to the PJM transmission system pursuant to PJM’s Open Access Transmission Tariff. PJM operates the PJM Interchange Energy Market, which is the region’s spot market for wholesale electricity, provides ancillary services for its transmission customers, performs transmission planning for the region and economically dispatches generating facilities. PJM administers day-ahead and real-time single clearing price markets and calculates electricity prices based on a locational marginal pricing model. A locational marginal pricing model determines a price for energy at each node in a particular zone taking into account the limitations and losses on transmission of electricity into the zone, resulting in a higher zonal price when less expensive energy cannot be imported from another zone. Generation owners in PJM are subject to mitigation, which limits the prices that they may receive under certain specified conditions.

Load-serving entities within PJM are required to have adequate sources of generating capacity. Our generating facilities located in the Eastern PJM region that sell electricity into the PJM market participate in the RPM forward capacity market. The PJM RPM capacity auctions are designed to provide forward prices for capacity that ensure that adequate resources are in place to meet the region’s demand requirements. PJM has conducted seven RPM capacity auctions and we began receiving payments in June 2007 as a result of the first auction. Certain market participants have challenged the results of the RPM auctions that set capacity payments under the RPM provisions of PJM’s tariff for the twelve month periods beginning June 1, 2008, June 1, 2009 and June 1, 2010. The FERC rejected those challenges and its orders were affirmed by the D.C. Circuit. See “Complaint Challenging Capacity Rates Under the RPM Provisions of PJM’s Tariff” in note 9 to our consolidated financial statements for a discussion of the challenges.

Since 2008, annual auctions have been conducted to procure capacity three years prior to each delivery period. The first annual auction took place in May 2008, for the provision of capacity from June 1, 2011 to May 31, 2012. PJM continues to revise elements of the RPM provisions of its tariff, both pursuant to those provisions and on its own volition or at the request of its stakeholders. These revisions must be filed with and approved by the FERC, and we, either individually or as part of a group, are actively involved at the FERC to protect our interests. See “Competitive Environment” for our involvement at the FERC.

Northeast Region (GenOn Americas Generation).  Our Bowline generating facility participates in a market administered by the NYISO. The NYISO provides statewide transmission service under a single tariff and interfaces with neighboring market control areas. To account for transmission congestion and losses, the NYISO calculates energy prices using a locational marginal pricing model. The NYISO also administers a spot market for energy, as well as markets for installed capacity and services that are ancillary to transmission service. The NYISO’s locational capacity market utilizes a demand curve mechanism to determine monthly capacity prices to be paid to suppliers for three capacity zones: New York City, Long Island and Rest of State. Our facility is located in the Rest of State capacity zone.

Our Canal, Kendall and Martha’s Vineyard generating facilities participate in a market administered by ISO-NE. GenOn Energy Management is a member of the New England Power Pool, which is a voluntary association of electric utilities and other market participants in Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont, and which functions as an advisory organization to ISO-NE. As the RTO for the New England region, ISO-NE is responsible for the operation of transmission systems and for the administration and settlement of the wholesale electric energy, capacity and ancillary services markets. ISO-NE utilizes a locational marginal pricing model similar to the model used in PJM and NYISO.

On March 6, 2006, a settlement proposal was filed with the FERC among ISO-NE and multiple market participants for the FCM under which annual capacity auctions would be conducted for supply three years in advance of provision. The settlement provided for a four-year transition period during which capacity suppliers receive a set price for their capacity commencing on December 1, 2006, with price escalators through May 31, 2010. Beginning December 1, 2006, our generating facilities began receiving capacity revenues under the FCM transition period. On June 1, 2010, our generating facilities began receiving capacity revenues based upon the auction results.

California (GenOn Americas Generation).  Our California generating facilities are located inside the CAISO’s control area. On April 1, 2009, the CAISO implemented its Market Redesign and Technology Update (MRTU). MRTU’s key components include locational marginal pricing of energy similar to the RTO/ISO markets in the east, a day-ahead market in addition to the existing real-time market, a more effective congestion management system and an increase in the existing bid caps. The CAISO also schedules transmission transactions and arranges for necessary ancillary services. Most sales in California are pursuant to bilateral contracts, but a significant percentage of electrical energy is sold in the day-ahead and real-time market. The CAISO does not operate a wholesale capacity market.

Environmental Regulation

Our business is subject to extensive environmental regulation by federal, state and local authorities. We must comply with applicable laws and regulations, and obtain and comply with the terms of government issued permits. These requirements relate to a broad range of our activities, including the discharge of materials into the air, water and soil; the proper handling of solid, hazardous and toxic materials and waste; noise and safety and health standards applicable to the workplace. Some of these requirements are under revision or in dispute, and some new requirements are pending or under consideration. Our costs of complying with environmental laws and permits are substantial, including significant environmental capital expenditures. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Expenditures and Capital Resources” for additional information.

Air Emissions Regulations

The Clean Air Act and similar state laws impose significant environmental requirements on our generating facilities. The Clean Air Act mandates a broad range of requirements concerning air quality, air emissions, operating practices and pollution control equipment. Under the Clean Air Act, the EPA sets NAAQS for pollutants thought to be harmful to public health and the environment, including SO2, NOx ozone, and fine particulate matter (PM2.5). Most of our facilities are located in or near areas that are classified by the EPA as not achieving certain NAAQS (non-attainment areas). The relevant NAAQS have become more stringent and we expect that trend to continue. As a result of such classification and the manner in which regulators seek to achieve the NAAQS, our operations generally are subject to more stringent air pollution requirements than those applicable to facilities located elsewhere. The states are generally free to impose requirements that are more stringent than those imposed by the federal government. We expect increased regulation at both the federal and state levels of our air emissions. We maintain a comprehensive compliance strategy to address these continuing and new requirements. Complying with increasingly stringent NAAQS may require us to install and operate additional emissions control equipment at some of our facilities if we decide to continue to operate such facilities. Such costs could be material. Significant air regulatory programs to which we are subject are described below.

Clean Air Interstate Rule.  In 2005, the EPA promulgated the CAIR, which established in the eastern United States SO2 and NOx cap-and-trade programs applicable directly to states and indirectly to generating facilities. The NOx cap-and-trade program has two components, an annual program and an Ozone Season program. The CAIR SO2 cap-and-trade program builds off the existing acid rain cap-and-trade program but requires generating facilities to surrender twice as many allowances to cover emissions from 2010 through 2014 and approximately three times as many allowances starting in 2015. Maryland, New York and Virginia are subject to the CAIR’s SO2 trading program and both its NOx trading programs. Massachusetts is subject only to the CAIR’s Ozone Season NOx trading program. These cap-and-trade programs were to be implemented in two phases, with the first phase going into effect in 2009 for NOx and 2010 for SO2 and more stringent caps going into effect in 2015. Various parties challenged the EPA’s adoption of the CAIR, and on July 11, 2008, the D.C. Circuit in State of North Carolina v. Environmental Protection Agency issued an opinion that would have vacated the CAIR. Various parties filed requests for rehearing with the D.C. Circuit and on December 23, 2008, the D.C. Circuit issued a second opinion in which it granted rehearing only to the extent that it remanded the case to the EPA without vacating the CAIR. Accordingly, the CAIR will remain effective until it is replaced by a rule consistent with the D.C. Circuit’s opinions. The states in which GenOn Americas Generation operates that are subject to CAIR (i.e., Maryland, Massachusetts, New York and

Virginia) and two states in which GenOn Mid-Atlantic operates that are subject to CAIR (i.e., Maryland and Virginia) have promulgated regulations implementing the federal CAIR.

The EPA has stated that it expects to finalize the regulations to replace the CAIR in 2011, and on August 2, 2010, the EPA proposed a rule (the Transport Rule) to replace the CAIR. The EPA has sought comment on the proposed Transport Rule as well as several alternatives. If finalized, the CAIR replacement proposal and each of the alternatives would impose more stringent emission reductions than were required under the CAIR. The EPA’s proposed replacement rule would establish an emissions budget for each of thirty-one eastern and midwestern states and the District of Columbia, and would allow only limited interstate trading. For SO2, generating facilities in a region comprised of Georgia, Illinois, Indiana, Iowa, Kentucky, Michigan, Missouri, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and Wisconsin would be subject to a more stringent cap on SO2 emissions than the other states subject to the rule, and would not be allowed to use emissions allowances from sources in a separate region comprised of Alabama, Connecticut, Delaware, the District of Columbia, Florida, Kansas, Louisiana, Maryland, Massachusetts, Minnesota, Nebraska, New Jersey and South Carolina. For both SO2 and NOx, interstate trading of emissions allowances would be allowed only to the extent that the total number of emissions allowances used within a particular state did not exceed the state’s budgeted allowances plus a “variability limit” intended to account for the variability of emissions because of changes in demand for electricity, timing of maintenance activities and unit outages. If total emissions allowances used within a state in a year exceed the annual budget plus the variability limit, then owners of generating facilities in that state that are deemed responsible for the state’s exceedance would be required to surrender additional allowances. The two alternatives on which the EPA sought comment would further restrict trading. Under the first alternative, only intrastate trading of allowances would be allowed. The second alternative would establish an emissions limit for each generating facility, with some averaging allowed. In January 2011, the EPA also sought comment on two additional methods of allocating allowances. Finally, the EPA has also stated that it may issue a subsequent, more stringent rule if it concludes that recent or planned revisions to the particulate matter and ozone NAAQS make necessary more stringent limits on SO2 and NOx emissions from electric generating facilities. We continue to monitor developments related to the EPA’s proposed options to replace the existing CAIR.

The effect on our business of these pending regulations and whether we elect to install additional controls is uncertain and depends on the content and timing of the regulations, the expected effect of the regulations on wholesale power prices and allowance prices, as well as the cost of controls, profitability of our generating facilities, market conditions at the time and the likelihood of CO2 regulation. We may choose to retire certain of our units rather than install additional controls.

The costs associated with more stringent environmental air quality requirements may result in coal-fired generating facilities, including some of ours, being retired. Although conditions may change, under current and forecasted market conditions, installations of additional scrubbers would not be economic at most of our unscrubbed coal-fired facilities. Any such retirements could contribute to improving supply and demand fundamentals for the remaining fleet. Any resulting increased demand for gas could increase the spread between gas and coal prices, which would also benefit the remaining coal-fired generating facilities.

Maryland Healthy Air Act.  The Maryland Healthy Air Act was enacted in April 2006 and requires reductions in SO2, NOx and mercury emissions from large coal-fired power facilities. The state law also required Maryland to join the RGGI, which is discussed below. The Maryland Healthy Air Act and the regulations adopted by MDE to implement that act impose limits for (a) emissions of NOx in 2009 with further reductions in 2012 (including sublimits during the Ozone Season) and (b) emissions of SO2 in 2010 with further reductions in 2013. The Maryland Healthy Air Act also imposes restrictions on emissions of mercury beginning in 2010 with further reductions in 2013. The Maryland Healthy Air Act imposes fixed limits and owners of power facilities may not exceed these fixed limits by purchasing emissions allowances to comply.

We installed scrubbers at our Chalk Point, Dickerson and Morgantown coal-fired units. In addition, we installed SCR systems at the Morgantown coal-fired units and one of the Chalk Point coal-fired units and a selective auto catalytic reduction system at the other Chalk Point coal-fired unit. We also installed selective non-catalytic reduction systems at the three Dickerson coal-fired units. These controls are capable of reducing emissions of SO2, NOx and mercury by approximately 98%, 90% and 80%, respectively, for three of our largest coal-fired units. The control equipment we have installed allows our Maryland generating facilities to comply with (a) the first phase of the CAIR without having to purchase emissions allowances and (b) all of the requirements of the Maryland Healthy Air Act.

In 2009, we had planned outages to complete the installation of the scrubbers. During those outages, we also performed significant maintenance activities. We expect to invest $1.674 billion in capital expenditures to comply with the requirements for SO2, NOx and mercury emissions under the Maryland Healthy Air Act. At December 31, 2010, we had invested $1.519 billion of the $1.674 billion. In July 2007, GenOn Mid-Atlantic and its subsidiary, GenOn Chalk Point, entered into an agreement with Stone & Webster, Inc. for EPC services relating to the installation of the scrubbers described above. The cost under the agreement was approximately $1.1 billion and is a part of the $1.674 billion described above. See note 9 to our consolidated financial statements under “Scrubber Contract Litigation” for further discussion.

HAPs Regulations.  In 2005, the EPA issued the CAMR, which would have limited total annual mercury emissions from coal-fired power plants across the United States through a two-phased cap-and-trade program. In February 2008, the D.C. Circuit vacated the CAMR and the EPA’s decision not to regulate coal- and oil-fired electric utility steam generating units under section 112 of the Clean Air Act, which requires the EPA to develop MACT standards for controlling emissions of all HAPs, including mercury. The EPA and a group representing electricity generators sought review of the D.C. Circuit’s decision by the United States Supreme Court. In February 2009, the EPA filed to withdraw its petition for review, stating that it intends to promulgate alternative regulations for electricity generators under section 112 of the Clean Air Act, and the United States Supreme Court subsequently denied the petition for review. As a result of the D.C. Circuit decision, coal-fired and oil-fired generating facilities are now subject to regulation under the section of the Clean Air Act that generally requires the EPA to develop MACT standards to control HAPs, including mercury, from each covered facility. Although the EPA has announced that it will develop MACT standards for mercury and other HAPs, it has not yet promulgated such standards. The MACT standards may require us to install and operate additional emissions control equipment at some of our facilities, the cost of which may be material. The EPA has collected emissions data, which will be used to develop such standards. Our Maryland coal-fired units already are subject to mercury limits under the Maryland Healthy Air Act, as described above. Many of our coal-fired units will emit less mercury as a result of the SO2 and NOx controls that have been installed.

New Source Review Enforcement Initiative.  The EPA and various states are investigating compliance of coal-fired electric generating facilities with the pre-construction permitting requirements of the Clean Air Act known as “new source review.” In the past decade, the EPA has made information requests for our Chalk Point, Dickerson, Morgantown and Potomac River generating facilities. We are corresponding or have corresponded with the EPA regarding all of these requests. If a violation is determined to have occurred at any of the facilities, our subsidiary owning or leasing the facilities may be responsible for the cost of purchasing and installing emissions control equipment, the cost of which may be material. Several of our generating facilities already have installed a variety of emissions control equipment. If such a violation is determined to have occurred after our subsidiaries acquired or leased the facilities or, if occurring prior to the acquisition or lease, is determined to constitute a continuing violation, our subsidiary owning or leasing the facility at issue could also be subject to fines and penalties by the state or federal government for the period after its acquisition or lease of the facility, the cost of which may be material, although applicable bankruptcy law may bar such liability for the Chalk Point, Dickerson, Morgantown and Potomac River generating facilities for periods prior to January 3, 2006, when the Plan became effective.

Regulation of Greenhouse Gases, including the RGGI.  Concern over climate change has led to significant legislative and regulatory efforts at the state and federal level to limit greenhouse gas emissions, especially CO2. One such effort is the RGGI, a multi-state initiative in the Eastern PJM and Northeast outlining a cap-and-trade program to reduce CO2 emissions from electric generating units with capacity of 25 MW or greater. The RGGI program calls for signatory states, which include Maryland, Massachusetts and New York, to stabilize CO2emissions to an established baseline from 2009 through 2014, followed by a 2.5% reduction each year from 2015 through 2018. Each of these three states has promulgated regulations implementing the RGGI. Complying with the RGGI could have a material adverse effect upon our operations and our operating costs, depending upon the availability and cost of emissions allowances and the extent to which such costs may be offset by higher market prices to recover increases in operating costs caused by the RGGI. As contemplated in a memorandum of understanding among the participating states, Regional Greenhouse Gas Initiative, Inc. is comprehensively reviewing the program, which may cause the participating states to change the manner in which the program is administered and may increase our cost to comply.

During 2010, GenOn Americas Generation produced approximately 17.3 million tons of CO2 at its Maryland, Massachusetts and New York generating facilities for a total cost of $34 million under the RGGI, including 16.2 million tons of CO2 (for a total cost of $32 million) at GenOn Mid-Atlantic’s Maryland generating facilities. In 2011, GenOn Americas Generation expects to produce approximately 15.6 million tons of CO2 at its Maryland, Massachusetts and New York generating facilities, including approximately 14.8 million tons at GenOn Mid-Atlantic’s Maryland generating facilities. The RGGI regulations required those facilities to obtain allowances to emit CO2 beginning in 2009. Annual allowances generally were not granted to existing sources of such emissions. Instead, allowances have been made available for such facilities by purchase through periodic auctions conducted quarterly or through subsequent purchase from a party that holds allowances sold through a quarterly auction.

The tenth auction of allowances by the RGGI states was held on December 1, 2010. The clearing price for the approximately 24.8 million allowances sold in the auction allocated for use beginning in the first control period (2009-2011) was $1.86 per ton. The clearing price for the approximately 1.2 million allowances sold in the auction allocated for use beginning in the second control period (2012-2014) was $1.86 per ton. The allowances sold in this auction may be used for compliance in any of the RGGI states. Further auctions will occur quarterly, with the next auction scheduled for March 2011.

In California, emissions of greenhouse gases are governed by California’s Global Warming Solutions Act (AB 32), which requires that statewide greenhouse gas emissions be reduced to 1990 levels by 2020. In December 2008, the CARB approved a Scoping Plan for implementing AB 32. The Scoping Plan requires that the CARB adopt a cap-and-trade regulation by January 2011 and that the cap and trade program begin in 2012. The CARB’s schedule for developing regulations to implement AB 32 is being coordinated with the schedule of the WCI for development of a regional cap-and-trade program for greenhouse gas emissions. Through the WCI, California is working with other western states and Canadian provinces to coordinate and implement a regional cap-and-trade program. In October 2010, the CARB released its proposed cap-and-trade regulation for public comment, which the CARB approved in December 2010. GenOn Americas Generation’s California generating facilities will be required to comply beginning in 2012. The recently adopted cap-and-trade regulation and any other plans, rules and programs approved to implement AB 32, could adversely affect the costs of operating the facilities.

In August 2008, Massachusetts adopted the Climate Protection Act, which establishes a program to reduce greenhouse gas emissions significantly over the next 40 years. Under the Climate Protection Act, the MADEP has established a reporting and verification system for statewide greenhouse gas emissions, including emissions from generating facilities producing all electricity consumed in Massachusetts, and determined the state’s greenhouse gas emissions level in 1990. Under the Climate Change Act, the MAEEA is to establish statewide greenhouse gas emissions limits effective beginning in 2020 that will reduce such emissions from the 1990 levels by a range of 10% to 25% beginning in 2020, with the reduction increasing to 80% below 1990 levels by 2050. In setting these limits, the MAEEA is to consider the potential costs and benefits of various reduction measures, including emissions limits for electric generating facilities, and may consider the use of market-based compliance mechanisms. A violation of the emissions limits established under the Climate Protection Act may result in a civil penalty of up to $25,000 per day. Implementation of the Climate Protection Act could have a material adverse effect on how GenOn Americas Generation operates its Massachusetts generating facilities and the costs of operating those facilities. On December 29, 2010, the MAEEA established a limit for 2020 that is 25% less than the 1990 level.

In April 2009, the Maryland General Assembly passed the Maryland Act, which became effective in October 2009. The Maryland Act requires a reduction in greenhouse gas emissions in Maryland by 25% from

2006 levels by 2020. However, this provision of the Maryland Act is only in effect through 2016 unless a subsequent statutory enactment extends its effective period. The Maryland Act requires the MDE to develop a proposed implementation plan to achieve these reductions by the end of 2011 and to adopt a final plan by the end of 2012.

In light of the United States Supreme Court ruling in Massachusetts v. EPA that greenhouse gases fit within the Clean Air Act’s definition of “air pollutant,” the EPA has proposed and promulgated regulations regarding the emission of greenhouse gases. In September 2009, the EPA promulgated a rule that requires owners of facilities in many sectors of the economy, including power generation, to report annually to the EPA the quantity and source of greenhouse gas emissions released from those facilities. In addition to this reporting requirement, the EPA has promulgated several rules that address greenhouse gas emissions. In December 2009, under a portion of the Clean Air Act that regulates vehicles, the EPA determined that elevated concentrations of greenhouse gases in the atmosphere endanger the public’s health and welfare through their contribution to climate change (Endangerment Finding). In April 2010, the EPA finalized a rule to regulate greenhouse gases from vehicles beginning in model year 2012. In April 2010, the EPA also issued its “Reconsideration of Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs,” which addresses the scope of pollutants subject to certain permitting requirements under the Clean Air Act as well as when such requirements become effective. The EPA has stated that, because of the vehicle rule, emissions of greenhouse gases from new stationary sources such as power plants and from major modifications to such sources are subject to certain Clean Air Act permitting requirements as of January 2011. These permitting requirements will require such sources to use “best available control technology” to limit their greenhouse gases. We expect various parties to seek judicial review of these regulations and that the legal challenges to these regulations will not be resolved for several years. The additional substantive requirements under the Clean Air Act that may apply or may come to apply to stationary sources such as power plants are not clear at this time.

In December 2010, the EPA announced that it was starting the process of developing regulations under the New Source Performance Standard section of the Clean Air Act that would affect new and existing fossil-fueled generating facilities. The EPA expects to propose regulations by July 2011 and to finalize such regulations by May 2012.

In addition to the state and regional regulatory matters described above, various bills have been proposed in Congress to govern CO2 emissions from generating facilities. Current proposals include a cap-and-trade system that would require us to purchase allowances for some or all of the CO2 emitted by our generating facilities. If CO2 regulation becomes more stringent, we expect the demand for gas and/or renewable sources of electricity will increase over time. Although we expect that market prices for electricity would increase following such regulation and would allow us to recover a portion of the cost of these allowances, we cannot predict with any certainty the actual increases in costs such regulation could impose upon us or our ability to recover such cost increases through higher market rates for electricity, and such regulation could have a material adverse effect on our consolidated statements of operations, financial position and cash flows. It is possible that Congress will take action to regulate greenhouse gas emissions within the next several years. The form and timing of any final legislation will be influenced by political and economic factors and is uncertain at this time. Implementation of a CO2 cap-and-trade program in addition to other emission control requirements could increase the likelihood of coal-fired generating facility retirements. During 2010, GenOn Americas Generation produced approximately 18.8 million tons of CO2 at its generating facilities (including approximately 17.3 million tons at GenOn Mid-Atlantic’s generating facilities). GenOn Americas Generation expects to produce approximately 16.3 million total tons of CO2 at its generating facilities (including approximately 15.5 million total tons at GenOn Mid-Atlantic’s generating facilities) in 2011.

Water Regulations

We are required under the Clean Water Act to comply with intake and discharge requirements, requirements for technological controls and operating practices. To discharge water, we generally need permits required by the Clean Water Act. Such permits typically are subject to review every five years. As with air quality regulations, federal and state water regulations are expected to impose additional and more stringent requirements or limitations in the future. This is particularly the case for regulatory requirements governing cooling water intake structures, which are subject to regulation under section 316(b) of the Clean Water Act (the 316 (b) regulations). A 2007 decision by the United States Court of Appeals for the Second Circuit (the Second Circuit) in Riverkeeper Inc. et al, v. EPA, in which the court remanded to the EPA for reconsideration numerous provisions of the EPA’s section 316(b) regulations for existing power plants, has created substantial uncertainty about exactly what technologies or other measures will be needed to satisfy section 316(b) requirements in the future and when any new requirements will be imposed. Following that ruling by the Second Circuit, the EPA in 2007 suspended its 316(b) regulations for existing power plants. Various parties sought review of the Second Circuit’s decision by the United States Supreme Court, and it granted those requests with respect to whether the EPA could permissibly weigh costs versus benefits in determining what requirements to impose. On April 1, 2009, the Supreme Court reversed the Second Circuit, ruling that the EPA had permissibly relied on cost-benefit analysis in setting standards for cooling water intake structures for existing power plants and authorizing site-specific variances. The Supreme Court’s ruling did not alter other aspects of the Second Circuit’s decision. Significant uncertainty remains regarding the effect of the Supreme Court’s decision on the EPA’s 316(b) regulations for existing power plants and what technologies or other measures will be needed to satisfy section 316(b) regulations. The EPA also is in the process of updating its technology-based regulations regarding discharges from power plants. The EPA has collected information from numerous power plants to inform this rulemaking. The new standards have not yet been proposed. Accordingly, we cannot predict their effect on our business.

Once-Through Cooling (GenOn Americas Generation).  In October 2010, the California State Water Resources Control Board’s (State Water Board’s) Policy on the Use of Coastal and Estuarine Waters for Power Plant Cooling (Once-Through Cooling Policy) became effective. Compliance options for GenOn Americas Generation’s affected generating units include transitioning to a closed-cycle cooling system, retiring, or submitting an alternative plan that meets equivalent mitigation criteria. The specified compliance date for GenOn Americas Generation’s Pittsburg and Contra Costa generating facilities is December 31, 2017. We will shut down the Contra Costa generating facility in April 2013, subject to regulatory approval. We are analyzing compliance options for the remaining affected generating units, and for certain of GenOn Americas Generation’s California generating facilities the Once-Through Cooling Policy could have a material adverse effect on how it operates those facilities and the costs of operating those facilities. In October 2010, GenOn Americas Generation and several other companies jointly filed a lawsuit in California superior court challenging the State Water Board’s issuance of the Once-Through Cooling Policy on various procedural and substantive grounds. The lawsuit seeks a writ directing the State Water Board to vacate and set aside approval of the Once-Through Cooling Policy.

Endangered Species Acts (GenOn Americas Generation).  GenOn Delta’s use of water from the Sacramento-San Joaquin Delta at its Contra Costa and Pittsburg generating facilities potentially affects certain fish species protected under the federal Endangered Species Act and the California Endangered Species Act. GenOn Delta therefore must maintain authorization under both statutes to engage in operations that could result in a take of (i.e., cause harm to) fish of the protected species. In January and February 2006, GenOn Delta received correspondence from the United States Fish and Wildlife Service and the U.S. Army Corps of Engineers expressing the view that the federal Endangered Species Act take authorization for the Contra Costa and Pittsburg generating facilities was no longer in effect as a result of changed circumstances. GenOn Delta disagreed with the agencies’ characterization of its take authorization as no longer being in effect. In October 2007, GenOn Delta received correspondence from the United States Fish and Wildlife Service, the National Marine Fisheries Service and the Army Corps of Engineers clarifying that GenOn Delta continued to be authorized to take four species of fish protected under the federal Endangered Species Act. The agencies have initiated a process that will review the environmental effects of GenOn Delta’s water usage, including effects on the protected species of fish. That process could lead to changes in the manner in which GenOn Delta can use river water for the operation of the Contra Costa and Pittsburg generating facilities. As discussed further in note 3(d) to our consolidated financial statements, we plan to shut down the Contra Costa generating facility in April 2013.

By letter dated September 27, 2007, the Coalition for a Sustainable Delta, four water districts, and an individual (the Delta Noticing Parties) provided notice to GenOn and GenOn Delta of their intent to file suit alleging that GenOn Delta has violated, and continues to violate, the federal Endangered Species Act through the operation of its Contra Costa and Pittsburg generating facilities. The Delta Noticing Parties contend that the facilities use of water drawn from the Sacramento-San Joaquin Delta for cooling purposes results in harm to four species of fish listed as endangered species. The Delta Noticing Parties assert that GenOn Delta’s authorizations to take (i.e., cause harm to) those species, a biological opinion and incidental take statement issued by the National Marine Fisheries Service on October 17, 2002, for three of the fish species and a biological opinion and incidental take statement issued by the United States Fish and Wildlife Service on November 4, 2002, for the fourth fish species, have been violated by GenOn Delta and no longer apply to permit the effects on the four fish species caused by the operation of the Contra Costa and Pittsburg generating facilities. Following receipt of these letters, GenOn Delta received in October 2007 the correspondence noted above from the United States Fish and Wildlife Service, the National Marine Fisheries Service and the United States Army Corps of Engineers (the Corps) clarifying GenOn Delta’s continuing right to take the four species of fish. In a subsequent letter, the Coalition for a Sustainable Delta also alleged violations of the National Environmental Policy Act and the California Endangered Species Act associated with the operation of GenOn Delta’s generating facilities. On May 14, 2009, the Coalition for a Sustainable Delta, Kern County Water Agency and an individual sent a new notice of intent to sue to the Corps alleging that the Corps had violated the federal Endangered Species Act by issuing permits related to the operation of GenOn Delta’s Contra Costa and Pittsburg generating facilities without ensuring that conservation measures would be implemented to minimize and mitigate the harm to the four endangered fish species and their habitat allegedly resulting from such operation. GenOn Delta disputes the allegations made by the Delta Noticing Parties and those made in the May 14, 2009 notice.

On February 11, 2010, GenOn Delta entered into a settlement agreement with the Delta Noticing Parties, the parties to the May 14, 2009 notice of intent to sue, and the Corps. The settlement agreement provides for the Delta Noticing Parties and the parties to the May 14, 2009 notice of intent to sue to withdraw the two notices of intent to sue and to release all claims described in those notices. The settlement agreement obligated GenOn Delta to seek approval from the Corps, the United States Fish and Wildlife Service, and the National Marine Fisheries Service to amend its plan then in effect for monitoring entrainment and impingement of aquatic species caused by the operation of its generating facilities to increase monitoring during periods the facilities are operating, and those approvals have been obtained. The settlement agreement requires the Corps to use its best efforts to conclude ongoing consultations with the United States Fish and Wildlife Service and the National Marine Fisheries Service regarding the environmental effects of GenOn Delta’s water usage in a timely manner and allows the Delta Noticing Parties and the parties to the May 14, 2009 notice of intent to sue to issue new notices of intent to sue if such consultations are not completed by October 31, 2011.

In November 2009, GenOn Delta signed a second amendment to a Memorandum of Agreement with the California Department of Fish and Game. The amendment requires GenOn Delta to prepare a planning and feasibility study for potential habitat restoration projects and extends by 16 months to March 1, 2011, the deadline for submitting an application for a new permit authorizing GenOn Delta to take the protected fish species affected by the operation of its facilities. The amendment extends GenOn Delta’s existing authorization for take of fish species protected under the California Endangered Species Act until the California Department of Fish and Game completes its consideration of the application for the new permit.

Potrero National Pollution Discharge Elimination System Permit (GenOn Americas Generation).  On June 8, 2006, Bayview-Hunters Point Community Advocates and Communities for a Better Environment filed a petition challenging the issuance of the NPDES permit for our Potrero generating facility. On February 8, 2007, Bayview-Hunters Point Community Advocates and Communities for a Better Environment filed another petition with a request to amend their initial petition. On March 21, 2007, the California State Water Resources Control Board notified the parties that petitioners requested that as of March 19, 2007, the two petitions be moved from active status to abeyance. Those petitions currently remain in abeyance. Additionally, on June 15, 2007, Bayview-Hunters Point Community Advocates and Communities for a Better Environment and San Francisco Baykeeper filed a third petition requesting that the NPDES permits for Potrero and GenOn

Delta’s Pittsburg generating facility be reopened. The State Water Resources Control Board denied that petition on November 27, 2007. As discussed further in notes 3 and 10 to our consolidated financial statements, the CAISO has determined that the Potrero generating facility is no longer needed for reliability and, accordingly, we shut it down on February 28, 2011.

Kendall NPDES and Surface Water Discharge Permit (GenOn Americas Generation).  On September 26, 2006, the EPA issued to GenOn Kendall an NPDES renewal permit for the Kendall cogeneration facility. The same permit was concurrently issued by the MADEP as a state SWD permit, and was accompanied by MADEP’s earlier issued water quality certificate under section 401 of the Clean Water Act. These permits sought to impose new temperature limits at various points in the Charles River, an extensive temperature, water quality and biological monitoring program and a requirement to develop and install a barrier net system to reduce fish impingement and entrainment. The provisions regulating the thermal discharge could have caused substantial curtailments of the operations of the Kendall generating facility. GenOn Kendall appealed the permits in three proceedings: (a) appeal of the NPDES permit to the EPA’s Environmental Appeals Board; (b) appeal of the SWD permit to the MADEP; and (c) appeal of the water quality certification to the MADEP. The effect of the permits was stayed pending the outcome of these appeals. On March 6, 2008, the EPA and the MADEP issued a draft permit modification to address the 316(b) provisions of the permit that would have required modifications to the intake structure for the Kendall generating facility to add fine and coarse mesh barrier exclusion technologies and to install a mechanism to sweep organisms away from the intake structure through an induced water flow. On May 1, 2008, GenOn Kendall submitted comments on the draft permit modification objecting to the new requirements. On December 19, 2008, the EPA and the MADEP issued final permit modifications to address the 316 (b) regulations. Those final permit modifications did not substantially modify the requirements proposed in the draft modifications, and on February 2, 2009, GenOn Kendall filed an appeal of those modifications.

In October 2010, GenOn Kendall submitted a permit modification request to the EPA and MADEP that requested modification of the 2006 permits (as previously modified in 2008) to reflect revised permit terms agreed upon among GenOn Kendall, the EPA and MADEP as part of a settlement of the permit renewal proceedings pending before EPA and MADEP. The settlement contemplates that an additional steam pipeline will be installed across the Charles River under the Longfellow Bridge to allow GenOn Kendall to make additional steam sales to Trigen-Boston Energy Corporation in Boston and that GenOn Kendall will install a back pressure steam turbine and air cooled condenser at the Kendall generating facility. This new pipeline and equipment once operational, would allow GenOn Kendall to reduce significantly its use of water from the Charles River. On October 25, 2010, EPA and MADEP issued the proposed revised permits (the 2010 Kendall Permits) as draft permit modifications for public comment. On December 17, 2010, the EPA and MADEP issued final permits that became effective on February 1, 2011. The 2010 Kendall Permits will limit GenOn Kendall to drawing no more than 3.2 million gallons of water per day from the river under normal operations, impose temperature limits similar to the 2006 permits, and require monitoring of temperatures at various points in the river when the Kendall generating facility is discharging water to the river. The 2010 Kendall Permits do not require the installation of barrier nets or modifications to the intake structure at the facility. Because river water will no longer be used for once-through cooling under normal operations once the new pipeline and equipment have been installed, GenOn Kendall expects the 2010 Kendall Permits to impose significantly less risk that operations of the facility would have to be curtailed to maintain compliance with the temperature limits. As part of its settlement with the EPA and MADEP, the EPA and MADEP issued administrative orders that defer application of the new limit on the amount of river water used by the Kendall cogenerating facility and the new temperature limits imposed by the 2010 Kendall Permits until installation has been completed of the new pipeline, the back pressure steam turbine, and the air cooled condenser, which is not expected to occur until 2015.

Canal NPDES and SWD Permit (GenOn Americas Generation).  On August 1, 2008, the EPA issued to GenOn Canal an NPDES renewal permit for the Canal generating facility. The same permit was concurrently issued by MADEP as a state SWD Permit, and was accompanied by MADEP’s earlier water quality certificate under section 401 of the Clean Water Act. The new permit imposes a requirement on GenOn Canal to install closed cycle cooling or an alternative technology that will reduce the entrainment of marine organisms by the

Canal generating facility to levels equivalent to what would be achieved by closed cycle cooling. GenOn Canal appealed the NPDES permit to the EPA’s Environmental Appeals Board and appealed the surface water discharge and the water quality certificate to the MADEP. On December 4, 2008, the EPA requested a stay to the appeal proceedings and withdrew provisions related to the closed cycle cooling requirements. The EPA has re-noticed these provisions as draft conditions for additional public comment. GenOn Canal filed comments on January 29, 2009, stating that installing closed cycle cooling at the Canal generating facility was not justified and that without some cost-recovery mechanism the cost would make continued operation of the facility uneconomic. While the appeals of the renewal permit are pending, the effect of any contested permit provisions is stayed and the Canal generating facility will continue to operate under its current NPDES permit. We are unable to predict the outcome of this proceeding.

NPDES and State Pollutant Discharge Elimination System Permit Renewals.  In addition to the various NPDES proceedings described above, proceedings are currently pending for renewal of the NPDES or state pollutant discharge elimination system permits at many of our generating facilities and ash disposal sites. In general, the EPA and the state agencies responsible for implementing the provisions of the Clean Water Act applicable to the intake of water and discharge of effluent by electric generating facilities have been making the requirements imposed upon such facilities more stringent over time. With respect to each of these permit renewal proceedings, the permit renewal proceeding could take years to resolve and the agency or agencies involved could impose requirements upon the entity owning the facility that require significant capital expenditures, limit the times at which the facility can operate, or increase operations and maintenance costs materially.

Byproducts, Wastes, Hazardous Materials and Contamination

Our facilities are subject to laws and regulations governing waste management. The federal Resource Conservation and Recovery Act of 1976 (and many analogous state laws) contains comprehensive requirements for the handling of solid and hazardous wastes. The generation of electricity produces non-hazardous and hazardous materials, and we incur substantial costs to store and dispose of waste materials. The EPA and the states in which we operate coal-fired units may develop new regulations that impose additional requirements on facilities that store or dispose of materials remaining after the combustion of fossil fuels, including coal ash. If so, we may be required to change our current waste management practices at some facilities and incur additional costs.

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

GenOn Americas Generation’s Contra Costa, Pittsburg and Potrero generating facilities have areas of soil and groundwater contamination. In 1998, prior to GenOn Americas Generation’s acquisition of those facilities from PG&E, consultants for PG&E conducted soil and groundwater investigations at those facilities which revealed contamination. The consultants conducting the investigation estimated the aggregate cleanup costs at those facilities could be as much as $60 million. Pursuant to the terms of the Purchase and Sale Agreement with PG&E, PG&E has responsibility for the containment or capping of all soil and groundwater contamination and the disposition of up to 60,000 cubic yards of contaminated soil from the Potrero generating facility and the remediation of any groundwater or solid contamination identified by PG&E’s consultants in 1998 at the Contra Costa and Pittsburg generating facilities, before those facilities were purchased in 1999 by GenOn Americas Generation’s subsidiaries. Pursuant to GenOn Americas Generation’s requests, PG&E has disposed of 807 cubic yards of contaminated soil from the Potrero generating facility. GenOn Americas Generation is not aware of soil or groundwater conditions at its Contra Costa, Pittsburg and Potrero generating facilities for which it expects remediation costs to be material that are not the responsibility of other parties.

In 2008, GenOn Americas Generation closed and then demolished the Lovett generating facility in New York. Pursuant to an agreement with the New York State Department of Environmental Conservation in 2009, GenOn Americas Generation assessed the environmental condition of the property. GenOn Americas Generation does not yet know what, if any, remediation will be required for the Lovett property.

Other.  As a result of their age, many of our plants contain significant amounts of asbestos insulation, other asbestos containing materials, as well as lead-based paint. We think we properly manage and dispose of such materials in compliance with state and federal rules. See note 3(e) to our consolidated financial statements.

Additionally, CERCLA, also known as the Superfund law, establishes a federal framework for dealing with the cleanup of contaminated sites. Many states have enacted similar state superfund statutes as well as other laws imposing obligations to investigate and clean up contamination. We do not think we have any material liabilities or obligations under CERCLA or similar state laws. These laws impose clean up and restoration liability on owners and operators of plants from or at which there has been a release or threatened release of hazardous substances, together with those who have transported or arranged for the disposal of those substances.

Employees

GenOn Energy Services, an indirect subsidiary of GenOn, provides our personnel pursuant to services agreements. At February 11, 2011, approximately 1,146 GenOn Energy Services employees worked at GenOn Americas Generation’s facilities, of which approximately 753 worked at GenOn Mid-Atlantic facilities. The following details the employees subject to collective bargaining agreements:

		Number of	Contract
		Employees	Expiration
Union	Location	Covered	Date

Eastern PJM Region
IBEW Local 1900(1)	Maryland and Virginia	489	6/1/2015
Northeast Region
IBEW Local 503(2)	New York	30	4/30/2013
UWUA Local 369	Cambridge, Massachusetts	30	2/28/2013
UWUA Local 369(3)	Sandwich, Massachusetts	26	5/31/2011
California
IBEW Local 1245(4)	California	112	10/31/2013

Total GenOn Americas Generation		687

(1)	During the second quarter of 2010, GenOn entered into a new collective bargaining agreement with its employees represented by IBEW Local 1900. The previous collective bargaining agreement expired on June 1, 2010. As part of the new agreement, GenOn is required to provide additional retirement contributions through the defined contribution plan currently sponsored by GenOn Energy Services, increases in pay and other benefits. In addition, the new agreement provides for a change to the postretirement healthcare benefit plan covering Mid-Atlantic union employees to eliminate employer-provided healthcare subsidies through a gradual phase-out.

(2)	In August 2010, GenOn entered into a new collective bargaining agreement with its employees represented by IBEW Local 503. The previous collective bargaining agreement expired on June 1, 2008. After reaching impasse in its negotiations with the union, GenOn imposed terms effective January 28, 2009, under which the employees worked without disruption. The new agreement is substantially the same as the imposed contract.

(3)	In June 2009, the UWUA Local 480 representing the employees at the Canal generating facility in Sandwich, Massachusetts, merged with the UWUA Local 369. The UWUA Local 369 also represents GenOn

Americas Generation’s employees at the Kendall generating facility in a separate bargaining unit and each facility is covered by its own collective bargaining agreement.

(4)	As a result of the shut down of GenOn Americas Generation’s Potrero generating facility, GenOn will be downsizing its bargaining unit workforce consistent with an agreement negotiated with Local 1245.

To mitigate and reduce the risk of disruption during labor negotiations, we engage in contingency planning for operation of our generating facilities to the extent possible during an adverse collective action by one or more of our unions.

Available Information

GenOn’s principal offices are at 1000 Main Street, Houston, Texas 77002 (832-357-7000). The following information is available free of charge on our website (http://www.genon.com):

•	The corporate governance guidelines and standing board committee charters for GenOn;

•	Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports; and

•	The code of ethics and business conduct for GenOn.

You can request a free copy of these documents by contacting our investor relations department. It is our intention to disclose amendments to, or waivers from, GenOn’s code of ethics and business conduct on our website. No information on our website is incorporated by reference into this Form 10-K. In addition, our annual, quarterly and current reports are available on the SEC’s website at (http://www.sec.gov) or at its public reference room: 100 F Street, NE, Room 1580, Washington, D.C. 20549 (1-800-SEC-0330).

Item 1A.	Risk Factors.

We are subject to the following factors that could affect our future performance and results of operations. Also, see “Cautionary Statement Regarding Forward-Looking Information” on page vii, “Business” in Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K.

Risks Related to the Operation of our Business

The merger that created GenOn may not achieve its intended results, and we may be unable to integrate successfully Mirant’s and RRI Energy’s operations.

Achieving the anticipated benefits of the merger that created GenOn depends on whether the businesses of RRI Energy and Mirant can be integrated in an efficient and effective manner. Integration of the two companies could take longer than anticipated and could result in the loss of valuable employees, the disruption of our ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the merger. We may have difficulty addressing possible differences in corporate cultures and management philosophies. Many of our employees are in new positions following the merger and are required to comply with policies that are new to them, including policies related to risk management. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected revenues and could adversely affect our future business, financial condition, operating results and prospects.

Our revenues are unpredictable because most of our generating facilities operate without long-term power sales agreements, and our revenues and results of operations depend on market and competitive forces that are beyond our control.

We provide energy, capacity, ancillary and other energy services from our generating facilities into competitive power markets either on a short-term fixed price basis or through power sales agreements. Our revenues from selling capacity are a significant part of our overall revenues. We are not guaranteed recovery of our costs or any return on our capital investments through mandated rates. The market for wholesale electric energy and energy services reflects various market conditions beyond our control, including the balance of supply and demand, our competitors’ marginal and long-term costs of production, and the effect of market regulation. The price at which we can sell our output may fluctuate on a day-to-day basis, and our ability to transact may be affected by the overall liquidity in the markets in which we operate. These markets remain subject to regulations that limit our ability to raise prices during periods of shortage to the degree that would occur in a fully deregulated market, which may limit our ability to recover costs and an adequate return on our investment. In addition, unlike most other commodities, electric energy can be stored only on a very limited basis and generally must be produced at the time of use. As a result, the wholesale power markets are subject to substantial price fluctuations over relatively short periods of time and can be unpredictable. For further discussion, see “Business—Competitive Environment.” Our revenues and results of operations are influenced by factors that are beyond our control, including:

•	the failure of market regulators to develop and maintain efficient mechanisms to compensate merchant generators for the value of providing capacity needed to meet demand;

•	actions by regulators, ISOs, RTOs and other bodies that may artificially modify supply and demand levels and prevent capacity and energy prices from rising to the level necessary for recovery of our costs, our investment and an adequate return on our investment;

•	legal and political challenges to or changes in the rules used to calculate capacity payments in the markets in which we operate or the establishment of bifurcated markets, incentives, other market design changes or bidding requirements that give preferential treatment to new generating facilities over existing generating facilities or otherwise reduce capacity payments to existing generating facilities;

•	the ability of wholesale purchasers of power to make timely payment for energy or capacity, which may be adversely affected by factors such as retail rate caps, refusals by regulators to allow utilities to recover fully their wholesale power costs and investments through rates, catastrophic losses and losses from investments by utilities in unregulated businesses;

•	increases in prevailing market prices for fuel oil, coal, natural gas and emissions allowances that may not be reflected in prices we receive for sales of energy;

•	increases in electricity supply as a result of actions of our current competitors or new market entrants, including the development of new generating facilities or alternative energy sources that may be able to produce electricity less expensively than our generating facilities and improvements in transmission that allow additional supply to reach our markets;

•	increases in credit standards, margin requirements, market volatility or other market conditions that could increase our obligations to post collateral beyond amounts that are expected, including additional collateral costs associated with OTC hedging activities as a result of OTC regulations adopted pursuant to the Dodd-Frank Act;

•	decreases in energy consumption resulting from demand-side management programs such as automated demand response, which may alter the amount and timing of consumer energy use;

•	the competitive advantages of certain competitors, including continued operation of older power facilities in strategic locations after recovery of historic capital costs from ratepayers;

•	existing or future regulation of our markets by the FERC, ISOs and RTOs, including any price limitations and other mechanisms to address some of the price volatility or illiquidity in these markets or the physical stability of the system;

•	regulatory policies of state agencies that affect the willingness of our customers to enter into long-term contracts generally, and contracts for capacity in particular;

•	changes in the rate of growth in electricity usage as a result of such factors as national and regional economic conditions and implementation of conservation programs;

•	seasonal variations in energy and natural gas prices, and capacity payments; and

•	seasonal fluctuations in weather, in particular abnormal weather conditions.

Some of our existing generating facilities may have a limited life unless we make significant capital expenditures to increase their commercial and environmental performance which may not be justified under current market rules and conditions. (GenOn Americas Generation)

Our existing generating facilities in northern California depend almost entirely on payments in support of system reliability. The energy market, as currently constituted, will not justify the capital expenditures necessary to repower or reconstruct these facilities to make them commercially viable in a merchant market and to meet future environmental requirements. If a commercially reasonable capacity market were to be instituted by the CAISO or we could obtain a contract with a creditworthy buyer, it is possible that we could justify investing the necessary capital to repower or reconstruct these facilities. Absent that, our existing generating facilities in northern California will be commercially viable only as long as they are necessary for reliability. As discussed further in note 3(d) to our consolidated financial statements, we plan to shut down the Contra Costa generating facility in April 2013 and we shut down the Potrero generating facility on February 28, 2011.

Our generating facilities face lower levels of profitability under current and forecasted market conditions and some of our generating facilities may not justify the capital expenditures to make them commercially viable and/or to meet possible environmental requirements.

Changes in the wholesale energy market or in our facility operations could result in impairments.

If our outlook for the wholesale energy market changes negatively, or if our ongoing evaluation of our business results in decisions to mothball, retire or dispose of facilities, we could have impairment charges related to our fixed assets. These evaluations involve significant judgments about the future. Actual future market prices, project costs and other factors could be materially different from our current estimates. Furthermore, increasing environmental regulatory requirements could result in facilities being removed from service or derated. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview” in Item 7 of this Form 10-K and note 3 to our consolidated financial statements.

We are exposed to the risk of fuel and fuel transportation cost increases and volatility and interruption in fuel supply because our generating facilities generally do not have long-term agreements for the supply of natural gas, coal and oil and rely on other parties for transportation.

Although we purchase fuel based on our expected fuel requirements, we still face the risks of supply interruptions and fuel price volatility. Our cost of fuel may not reflect changes in energy and fuel prices in part because we must pre-purchase inventories of coal and oil for reliability and dispatch requirements, and thus the price of fuel may have been determined at an earlier date than the price of energy generated from it. The price we can obtain from the sale of energy may not rise at the same rate, or may not rise at all, to match a rise in fuel costs. This may have a material adverse effect on our financial performance. The volatility of fuel prices could adversely affect our financial results and operations.

For our coal-fired generating facilities, we purchase most of our coal from a small number of suppliers under contracts with terms of varying lengths, some of which extend to 2013. There is risk that our coal suppliers may not provide the contractual quantities on the dates specified within the agreements, or the deliveries may be carried over to future periods. If our coal suppliers do not perform in accordance with the agreements, we may have to procure coal in the market to meet our needs, or power in the market to meet our obligations. In addition, generally our coal suppliers do not have investment grade credit ratings nor do they post collateral with us and, accordingly, we may have limited ability to collect damages in the event of default by such suppliers. Non-performance or default risk by our coal suppliers could have a material adverse effect on our future results of operations, financial condition and cash flows. For a discussion of our coal supplier concentration risk, see note 1 to our consolidated financial statements in this Form 10-K.

For our oil-fired generating facilities, we typically purchase fuel from a limited number of suppliers under contracts with terms of varying lengths. If our oil suppliers do not perform in accordance with the agreements, we may have to procure oil in the market to meet our needs, or power in the market to meet our obligations. For our gas-fired generating facilities, any curtailments or interruptions on transporting pipelines could result in curtailment of our operations or increased fuel supply costs.

Operation of our generating facilities involves risks that may have a material adverse effect on our cash flows and results of operations.

The operation of our generating facilities involves various operating risks, including, but not limited to:

•	the output and efficiency levels at which those generating facilities perform;

•	interruptions in fuel supply and quality of available fuel;

•	disruptions in the delivery of electricity;

•	adverse zoning;

•	breakdowns or equipment failures (whether a result of age or otherwise);

•	violations of our permit requirements or changes in the terms of, or revocation of, permits;

•	releases of pollutants and hazardous substances to air, soil, surface water or groundwater;

•	ability to transport and dispose of coal ash at reasonable prices;

•	curtailments or other interruptions in natural gas supply;

•	shortages of equipment or spare parts;

•	labor disputes, including strikes, work stoppages and slowdowns;

•	the aging workforce at certain of our facilities;

•	operator errors;

•	curtailment of operations because of transmission constraints;

•	failures in the electricity transmission system which may cause large energy blackouts;

•	implementation of unproven technologies in connection with environmental improvements; and

•	catastrophic events such as fires, explosions, floods, earthquakes, hurricanes or other similar occurrences.

A decrease in, or the elimination of, the revenues generated by our facilities or an increase in the costs of operating them could materially affect our cash flows and results of operations, including cash flows available to us to make payments on our debt or our other obligations.

We are exposed to possible losses that may occur from the failure of a counterparty to perform according to the terms of a contractual arrangement with us, particularly in connection with our non-collateralized power hedges between GenOn Mid-Atlantic and financial institutions.

We are exposed to possible losses from the failure of a counterparty to perform according to the terms of a contractual arrangement with us, particularly in connection with our non-collateralized power hedges between GenOn Mid-Atlantic and financial institutions. Non collateralized power hedges represent 59% of the net notional power position for GenOn Americas Generation and 60% of the net notional power position for GenOn Mid-Atlantic at December 31, 2010. Such hedges are senior unsecured obligations of GenOn Mid-Atlantic and the counterparties, and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. Deterioration in the financial condition of our counterparties and any resulting failure to pay amounts owed to us or to perform obligations or services owed to us beyond collateral posted could have a negative effect on our business and financial condition.

We are subject to adverse developments in the regions in which we operate, especially the PJM market.

At December 31, 2010, GenOn Americas Generation’s generating capacity was 52% in PJM, 23% in CAISO, and 25% in NYISO and ISO-NE. All of GenOn Mid-Atlantic’s generating facilities serve the PJM market. Adverse developments in these regions, especially in the PJM market (where most of our revenues are derived), may adversely affect our results of operations or financial condition. The effect of such adverse regional developments may be greater on us than on our more diversified competitors.

Competition in wholesale power markets may have a material adverse effect on our financial condition, results of operations and cash flows.

We compete with non-utility generators, regulated utilities, and other energy service companies in the sale of our products and services, as well as in the procurement of fuel and transmission services. We compete primarily on the basis of price and service. Regulated utilities in the wholesale markets generally enjoy a lower cost of capital than we do and often are able to recover fixed costs through regulated retail rates, including, in many cases, the costs of generation, allowing them to build, buy and upgrade generating facilities without relying exclusively on market-clearing prices to recover their investments. The competitive advantages of such participants could adversely affect our ability to compete effectively and could have an adverse effect on the revenues generated by our facilities.

Changes in technology may significantly affect our generating business by making our generating facilities less competitive.

We generate electricity using fossil fuels at large central facilities. This method results in economies of scale and lower costs than newer technologies such as fuel cells, microturbines, windmills and photovoltaic solar cells. It is possible that advances in those technologies, or governmental incentives for renewable energies, will reduce their costs to levels that are equal to or below that of most central station electricity production, which could have a material adverse effect on our results of operations.

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

Power generation involves hazardous activities, including acquiring, transporting and unloading fuel, operating large pieces of high-speed rotating equipment and delivering electricity to transmission and distribution systems. In addition to natural risks (such as earthquake, flood, storm surge, lightning, hurricane, tornado and wind), hazards (such as fire, explosion, collapse and machinery failure) are inherent risks in our operations. These hazards can cause significant injury to personnel or loss of life, severe damage to and destruction of property, plant and equipment, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in our being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury and fines and/or penalties. We maintain an amount of insurance protection that we consider adequate, but we cannot assure that our insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject. A hazard or liability for which we are not fully insured could have a material adverse effect on our financial results and our financial condition.

Lawsuits, regulatory proceedings and tax proceedings could adversely affect our future financial results.

From time to time, we are named as a party to, or our property is the subject of, lawsuits, regulatory proceedings or tax proceedings. We are currently involved in various proceedings which involve highly subjective matters with complex factual and legal questions. Their outcome is uncertain. Any claim that is successfully asserted against us could require significant expenditures by us and could have a material adverse effect on our results of operations. Even if we prevail, any proceedings could be costly and time-consuming, could divert the attention of our management and key personnel from our business operations and could result in adverse changes in our insurance costs, which could adversely affect our financial condition, results of operations or cash flows. See notes 5, 9 and 10 to our consolidated financial statements.

If we acquire or develop additional facilities, dispose of existing facilities or combine with other businesses, we may incur additional costs and risks.

We may seek to purchase or develop additional facilities, dispose of existing facilities, or combine with other businesses. There is no assurance that these efforts will be successful. In addition, these activities involve risks and challenges, including identifying suitable opportunities, obtaining required regulatory and other approvals, integrating acquired or combined operations with our own, and increasing expenses and working capital requirements. Furthermore, in any sale, we may be required to indemnify a purchaser against liabilities. To finance future acquisitions, we may be required to issue additional equity securities or incur additional debt. Obtaining such additional financing is dependent on numerous factors, including general economic and capital market conditions, credit availability from financial institutions, the covenants in our debt agreements, and our financial performance, cash flow and credit ratings. We cannot make any assurances that we would be able to obtain such additional financing on commercially reasonable terms or at all.

Risks Related to Economic and Financial Market Conditions

The failure of the lenders under GenOn’s undrawn credit facilities to perform could have a material adverse effect on our liquidity and results of operations. We are exposed to systemic risk of the financial markets and institutions and the risk of non-performance of the individual lenders under GenOn’s undrawn credit facilities.

Maintaining sufficient liquidity in our business for maintenance and operating expenditures, capital expenditures and collateral is crucial in order to mitigate the risk of future financial distress to us. Accordingly, GenOn maintains a revolving credit facility to manage its expected liquidity needs and contingencies as described in more detail in this Form 10-K. The failure of the lenders to perform under the GenOn revolving credit facility could have a material adverse effect on our results of operations. In the event that financial institutions are unwilling or unable to renew GenOn’s existing revolving credit facility or enter into new revolving credit facilities, our ability to hedge economically our assets or GenOn Americas Generation’s ability to engage in proprietary trading could also be impaired.

As financial institutions consolidate and operate under more restrictive capital constraints and regulations, there could be less liquidity in the energy and commodity markets, which could have a negative effect on our ability to hedge economically and transact with creditworthy counterparties.

We hedge economically a substantial portion of our Eastern PJM coal-fired baseload generation and certain of our other generation. A significant portion of our hedges are financial swap transactions between GenOn Mid-Atlantic and financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral, either for initial margin or for securing exposure as a result of changes in power or natural gas prices. In recent years, global financial institutions have been active participants in these energy and commodity markets. As such financial institutions consolidate and operate under more restrictive capital constraints and regulations, there could be less liquidity in the energy and commodity markets, which could have a negative effect on our ability to hedge economically and transact with creditworthy counterparties.

The Dodd-Frank Act could materially affect our business, including greater regulation of energy contracts and OTC derivative financial instruments, which could materially affect our ability to hedge economically our generation.

The Dodd-Frank Act, which was enacted in July 2010 in response to the global financial crisis, increases the regulation of transactions involving OTC derivative financial instruments. The statute provides that standardized swap transactions between dealers and large market participants will have to be cleared and traded on an exchange or electronic platform. Although the provisions and legislative history of the Dodd-Frank Act provide strong evidence that market participants, such as the Companies, which utilize OTC derivative financial instruments to hedge commercial risks are not to be subject to these clearing and exchange-trading requirements, it is uncertain what the final implementing regulations to be issued by the CFTC and SEC will provide. The effect of the Dodd-Frank Act on our business depends in large measure on pending CFTC and SEC rulemaking proceedings and, in particular, the final definitions for the key terms “Swap Dealer” and “Major Swap Participant” in the Dodd-Frank Act. The CFTC and SEC issued a proposed rulemaking to set final definitions for the terms “Swap Dealer” and “Major Swap Participant,” among others. Entities defined as Swap Dealers and Major Swap Participants will face costly requirements for clearing and posting margin, as well as additional requirements for reporting and business conduct. As proposed, the Swap Dealer definition in particular is ambiguous, subjective and could be broad enough to encompass some energy companies. If applied to our hedging activity, such regulations could materially affect our ability to hedge economically our generation by reducing liquidity in the energy and commodity markets and, if we are required to clear such transactions on exchanges or meet other requirements, by significantly increasing the collateral costs associated with such activities.

Changes in commodity prices may negatively affect our financial results by increasing the cost of producing power or lowering the price at which we are able to sell our power.

Our generating business is subject to changes in power prices and fuel and emissions costs, and these commodity prices are influenced by many factors outside our control, including weather, seasonal variation in supply and demand, market liquidity, transmission and transportation inefficiencies, availability of competitively priced alternative energy sources, demand for energy commodities, production of natural gas, coal and crude oil, natural disasters, wars, embargoes and other catastrophic events, and federal, state and environmental regulation and legislation. In addition, significant fluctuations in the price of natural gas may cause significant fluctuations in the price of electricity. Significant fluctuations in commodity prices may affect our financial results and financial position by increasing the cost of producing power and decreasing the amounts we receive from the sale of power.

Our asset management activities will not fully protect us from fluctuations in commodity prices.

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

Our asset management activities include natural gas derivative financial instruments that we use to hedge economically power prices for our baseload generation. The effectiveness of these hedges is dependent upon the correlation between power and natural gas prices in the markets where we operate. If those prices are not sufficiently correlated, our financial results and financial position could be adversely affected. See note 2 to our consolidated financial statements and “Quantitative and Qualitative Disclosures About Market Risk” in Item 7A of this Form 10-K.

Additionally, we expect to have an open position in the market, within our established guidelines, resulting from GenOn Americas Generation’s proprietary trading and fuel oil management activities. To the extent open positions exist, fluctuating commodity prices can affect our financial results and financial position, either favorably or unfavorably. As a result of these and other factors, we cannot predict the outcome that risk management decisions may have on our business, operating results or financial position. Although management devotes considerable attention to these issues, their outcome is uncertain.

Our policies and procedures cannot eliminate the risks associated with our hedging and GenOn Americas Generation’s proprietary trading activity.

The risk management procedures we have in place may not always be followed or may not always work as planned. If any of our employees were able to violate our system of internal controls, including our risk management policy, and engage in unauthorized hedging and related activities, it could result in significant penalties and financial losses. In addition, risk management tools and metrics such as value at risk, gross margin at risk, and stress testing are partially based on historic price movements. If price movements significantly or persistently deviate from historical behavior, risk limits may not fully protect us from significant losses.

The accounting treatment of our asset management and GenOn Americas Generation’s proprietary trading and fuel oil management activities may increase the volatility of our quarterly and annual financial results.

We engage in asset management activities to hedge economically our exposure to market risk with respect to: (a) electricity sales from our generating facilities, (b) fuel used by those facilities and (c) emissions allowances. We generally attempt to balance our fixed-price purchases and sales commitments in terms of contract volumes and the timing of performance and delivery obligations through the use of financial and physical derivative financial instruments. GenOn Americas Generation also uses derivative financial instruments with respect to its limited proprietary trading and fuel oil management activities, through which it attempts to achieve incremental returns by transacting where it has specific market expertise. Derivatives from our asset management and GenOn Americas Generation’s proprietary trading and fuel oil management activities are recorded on our balance sheet at fair value pursuant to the accounting guidance for derivative financial instruments. None of our derivatives recorded at fair value are designated as a hedge under this guidance, and changes in their fair values currently are recognized in earnings as unrealized gains or losses. As a result, our GAAP financial results—including gross margin, operating income and balance sheet ratios—will, at times, be volatile and subject to fluctuations in value primarily because of changes in forward electricity and fuel prices. See note 2 to our consolidated financial statements.

Risks Related to Governmental Regulation and Laws

Our costs of compliance with environmental laws are significant and can affect our future operations and financial results.

We are subject to extensive and evolving environmental regulations, particularly in regard to our coal- and oil-fired facilities. Failure to comply with environmental requirements could require us to shut down or reduce production at our facilities or create liabilities. We incur significant costs in complying with these regulations and, if we fail to comply, could incur significant penalties. Our cost estimates for environmental compliance are based on existing regulations or our view of reasonably likely regulations, and our assessment of the costs of labor and materials and the state of evolving technologies. Our decision to make these investments is often subject to future market conditions. Changes to the preceding factors, new or revised environmental regulations, litigation and new legislation and/or regulations, as well as other factors, could cause our actual costs to vary outside the range of our estimates, further constrain our operations, increase our environmental compliance costs and/or make it uneconomical to operate some of our facilities. Environmental laws, particularly with respect to air emissions, disposal of ash, wastewater discharge and cooling water systems, are generally becoming more stringent, which may require us to make additional facility upgrades or restrict our operations.

We are required to surrender emission allowances equal to emissions of specific substances to operate our facilities. Surrender requirements may require purchase of allowances, which may be unavailable or only available at costs that would make it uneconomical to operate our facilities.

Federal, state and regional initiatives to regulate greenhouse gas emissions could have a material impact on our financial performance and condition. The actual impact will depend on a number of factors, including the overall level of greenhouse gas reductions required under any such regulations, the final form of the regulations or legislation, and the price and availability of emission allowances if allowances are a part of the final regulatory framework. See “Business—Environmental Matters” in Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Overview” in Item 7 of this Form 10-K and note 9 to our consolidated financial statements.

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

As a result of the coal combustion process, we produce significant quantities of ash at our coal-fired generating units that must be disposed of at sites permitted to handle ash. For most of our ash disposal, we use our own ash management facilities, which are all dry landfills to dispose of the ash; however, one of our landfills in Maryland has reached design capacity and we expect that another one of our sites in Maryland may reach full capacity in the next few years. As a result, we have a plan to develop new ash management facilities and also commenced construction in February 2011 of a facility that is designed to prepare our ash from certain of our Maryland facilities for beneficial uses. However, the costs associated with purchasing new land and permitting the land to allow for ash disposal could be material, and the amount of time needed to obtain permits for the land could extend beyond the expected timeline. Likewise, the ongoing construction of a facility to prepare our ash for beneficial use may be delayed, cost more than expected or not operate as expected; or the ash may not be marketed and sold as expected. Additionally, costs associated with third-party ash handling and disposal are material and could have an adverse effect on our financial performance and condition.

We also produce gypsum as a byproduct of the SO2 scrubbing process at our coal-fired generating facilities, which is sold to third parties for use in drywall production. Should our ability to sell such gypsum to third parties be restricted as a result of the lack of demand or otherwise, our gypsum disposal costs could rise materially.

The EPA has proposed two alternatives for regulating byproducts such as ash and gypsum. One of these alternatives would regulate these byproducts as “special wastes” in a manner similar to the regulation of hazardous wastes. If these byproducts are regulated as special wastes, the cost of disposing of these byproducts would increase materially and may limit our ability to recycle them for beneficial use. The EPA expects to finalize this rule in late 2011.

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

We cannot predict whether the federal or state legislatures will adopt legislation relating to the restructuring of the energy industry. There are proposals in many jurisdictions that would either roll back or advance the movement toward competitive markets for the supply of electricity, at both the wholesale and retail levels. In addition, any future legislation favoring large, vertically integrated utilities and a concentration of ownership of such utilities could affect our ability to compete successfully, and our business and results of operations could be adversely affected. Similarly, any regulations or laws that favor new generation over existing generation could adversely affect our business and results of operations.

Risks Related to Level of Indebtedness

Our substantial indebtedness and operating lease obligations could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting or refinancing our obligations.

At December 31, 2010, GenOn Americas Generation’s consolidated indebtedness was $2.3 billion and GenOn Mid-Atlantic’s consolidated debt was $22 million. In addition, the present value of lease payments under the GenOn Mid-Atlantic operating leases was approximately $927 million (assuming a 10% discount rate) and the termination value of the GenOn Mid-Atlantic operating leases was $1.4 billion.

Our substantial indebtedness and operating lease obligations could have important consequences for our liquidity, results of operations, financial position and prospects, including our ability to grow in accordance with our strategy. These consequences include the following:

•	they may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations must be dedicated to the payment of rent and principal and interest on our indebtedness and will not be available for other purposes, including our working capital, capital expenditures and other general purposes;

•	the debt service requirements of our indebtedness could make it difficult for us to satisfy or refinance our financial obligations;

•	they may limit our flexibility in planning for and reacting to changes in our industry;

•	they may place us at a competitive disadvantage compared to other, less leveraged competitors; and

•	we may be more vulnerable in a downturn in general economic conditions or in our business and we may be unable to carry out capital expenditures that are important to our long-term growth or necessary to comply with environmental regulations.

GenOn Americas Generation and its subsidiaries that are holding companies may not have access to sufficient cash to meet their obligations if their subsidiaries, in particular GenOn Mid-Atlantic, are unable to make distributions.

GenOn Americas Generation and certain of its subsidiaries are holding companies and, as a result, GenOn Americas Generation is dependent upon dividends, distributions and other payments from its operating subsidiaries to generate the funds necessary to meet its obligations. In particular, a substantial portion of the cash from our operations is generated by GenOn Mid-Atlantic. GenOn Mid-Atlantic’s ability to pay dividends and make distributions is restricted under the terms of its operating leases. Under its operating leases, GenOn Mid-Atlantic is not permitted to make any distributions and other restricted payments unless: (a) it satisfies the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) it is projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. In the event of a default under the operating leases or if the restricted payment tests are not satisfied, GenOn Mid-Atlantic would not be able to distribute cash. At December 31, 2010, GenOn Mid-Atlantic satisfied the restricted payments test.

We may be unable to generate sufficient cash to service our debt and to post required amounts of cash collateral necessary to hedge economically market risk. (GenOn Americas Generation)

Our ability to pay principal and interest on our debt depends on our future operating performance. If our cash flows and capital resources are insufficient to allow us to make scheduled payments on our debt, we may have to reduce or delay capital expenditures, sell assets, seek additional capital, restructure or refinance. There can be no assurance that the terms of our debt will allow these alternative measures, that the financial markets will be available to us on acceptable terms or that such measures would satisfy our scheduled debt service obligations. If we do not comply with the payment and other material covenants under our debt agreements, we could be required to repay our debt immediately.

We seek to manage the risks associated with the volatility in the price at which we sell power produced by our generating facilities and in the prices of fuel, emissions allowances and other inputs required to produce such power by entering into hedging transactions. These asset management activities may require us to post collateral either in the form of cash or letters of credit. At December 31, 2010, we had approximately $120 million of posted cash collateral and GenOn had $195 million of letters of credit outstanding under its revolving credit facility on our behalf primarily to support our asset management activities, trading activities, rent reserve requirements and other commercial arrangements. See note 7 to our consolidated financial statements for further information on our posted cash collateral and letters of credit. Although we seek to structure transactions in a way that reduces our potential liquidity needs for collateral, we may be unable to execute our hedging strategy successfully if we are unable to post the amount of collateral required to enter into and support hedging contracts.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our generating facilities are described under “Business—Business Segments” in Item 1 of this Form 10-K. We own or lease oil and gas pipelines that serve our generating facilities. We think that our properties are adequate for our present needs. We have satisfactory title, rights and possession to our owned facilities, subject to exceptions, which, in our opinion, would not have a material adverse effect on the use or value of the facilities.

Item 3.	Legal Proceedings.

See note 9 to our consolidated financial statements for discussion of the material legal proceedings to which we are a party.

Item 4.	Removed and Reserved by the SEC.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

GenOn Americas Generation and GenOn Mid-Atlantic are indirect wholly-owned subsidiaries of GenOn. Our membership interests are not publicly traded. All of GenOn Americas Generation’s membership interests are held by its parent, GenOn Americas. For 2010 and 2009, GenOn Americas Generation made cash distributions to GenOn Americas of $222 million and $115 million, respectively. See Item 7, “Management’s Discussion and Analysis—Liquidity and Capital Resources” for additional information. All of GenOn Mid-Atlantic’s membership interests are held by its parent, GenOn North America. For 2010 and 2009, GenOn Mid-Atlantic made cash distributions to GenOn North America of $350 million and $125 million, respectively. We have no equity compensation plans under which we issue our membership interests.

Item 6.	Selected Financial Data.

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto, which are in this Form 10-K. The following tables present our selected consolidated financial information, which is derived from our consolidated financial statements.

GenOn Americas Generation

	2010	2009	2008	2007	2006
	(in millions)

Statements of Operations Data:
Operating revenues	$2,105	$2,309	$3,188	$2,041	$3,257
Income (loss) from continuing operations	(396)	476	1,198	(68)	1,197
Net income (loss)	$(396)	$476	$1,198	$(60)	$1,200

Our Statement of Operations Data for each year reflects the volatility caused by unrealized gains and losses related to derivative financial instruments used to hedge economically electricity and fuel. Changes in the fair value and settlements of derivative financial instruments used to hedge economically electricity are reflected in operating revenue and changes in the fair value and settlements of derivative financial instruments used to hedge economically fuel are reflected in cost of fuel, electricity and other products in the consolidated statements of operations. Changes in the fair value and settlements of derivative financial instruments for proprietary trading and fuel oil management activities are recorded on a net basis as operating revenue in the consolidated statements of operations. See note 2 to our consolidated financial statements.

	2010	2009	2008	2007	2006
	(in millions)

Unrealized gains (losses) included in operating revenues	$72	$(2)	$840	$(652)	$711
Unrealized (gains) losses included in cost of fuel, electricity and other products	89	(49)	54	(28)	102

Total	$(17)	$47	$786	$(624)	$609

For 2010, net loss reflects the following:

•	$565 million of impairment losses related to our Dickerson and Potomac River generating facilities. See note 3(d) to our consolidated financial statements for further information on these impairments.

•	$9 million in write-off of unamortized debt issuance costs. See note 4 to our consolidated financial statements for further information on the debt transactions.

For 2009, net income reflects the following:

•	$221 million of impairment losses related to our Potomac River generating facility and intangible assets related to our Potrero and Contra Costa generating facilities. See note 3(d) to our consolidated financial statements for further information on these impairments.

For 2007, net loss reflects the following:

•	$175 million impairment loss related to our Lovett generating facility.

For 2006, net income reflects the following:

•	$120 million impairment loss related to suspended construction at our Bowline generating facility; and

•	$244 million gain from a New York property tax settlement.

The consolidated Balance Sheet Data at December 31, 2006 segregates pre-petition liabilities subject to compromise from those liabilities that were not subject to compromise.

	December 31,
	2010	2009	2008	2007	2006
	(in millions)

Balance Sheet Data:
Total assets	$7,813	$7,517	$8,552	$5,936	$7,177
Current portion of long-term debt	1,389	74	45	141	141
Long-term debt, net of current portion	866	2,556	2,630	2,952	3,131
Liabilities subject to compromise	—	—	—	—	34
Member’s equity	$3,585	$2,829	$2,384	$1,169	$1,644

The amounts for 2010 reflect the debt transactions related to GenOn North America in connection with the Merger. For additional information on the GenOn North America debt transactions, see note 4 to our consolidated financial statements.

In 2010, we reclassified the principal balance of our senior notes due in May 2011 from long-term debt to current portion of long-term debt.

In 2005, we recorded the effects of the Plan. As a result, liabilities subject to compromise at December 31, 2006, only reflect the liabilities of our New York entities that remained in bankruptcy at that time. Total assets for all periods reflect our election in 2008 to discontinue the net presentation of assets subject to master netting agreements upon adoption of the accounting guidance for offsetting amounts related to certain contracts.

GenOn Mid-Atlantic

	2010	2009	2008	2007	2006
	(in millions)

Statements of Operations Data:
Operating revenues	$1,704	$1,778	$2,279	$1,133	$1,901
Net income (loss)	$(781)	$344	$1,217	$169	$922

Our Statement of Operations Data for each year reflects the volatility caused by unrealized gains and losses related to derivative financial instruments used to hedge economically electricity and fuel. Changes in the fair value and settlements of derivative financial instruments used to hedge economically electricity are reflected in operating revenue and changes in the fair value and settlements of derivative financial instruments used to hedge economically fuel are reflected in cost of fuel, electricity and other products in the consolidated statements of operations. See note 2 to our consolidated financial statements for additional information.

	2010	2009	2008	2007	2006
	(in millions)

Unrealized gains (losses) included in operating revenues	$80	$136	$685	$(474)	$519
Unrealized (gains) losses included in cost of fuel, electricity and other products	73	(8)	9	5	35

Total	$7	$144	$676	$(479)	$484

For 2010, net loss reflects the following before taxes:

•	$1.153 billion of impairment losses related to our Dickerson and Potomac River generating facilities and goodwill recorded at the GenOn Mid-Atlantic registrant on its standalone balance sheet. The goodwill impairment loss and related goodwill balance are eliminated upon consolidation at GenOn North America and are not reflected on the consolidated balance sheet of GenOn Americas Generation. See note 3(d) to our consolidated financial statements for further information on these impairments.

For 2009, net income reflects the following:

•	$385 million of impairment losses related to our Potomac River generating facility and goodwill recorded at the GenOn Mid-Atlantic registrant on its standalone balance sheet. See note 3(d) to our consolidated financial statements for further information on these impairments.

	December 31,
	2010	2009	2008	2007	2006
	(in millions)

Balance Sheet Data:
Total assets	$4,626	$5,807	$5,620	$4,008	$3,947
Current portion of long-term debt	4	4	3	3	3
Long-term debt, net of current portion	18	21	25	27	31
Member’s equity	$3,900	$4,886	$4,583	$3,407	$3,292

Total assets for all periods reflect our election in 2008 to discontinue the net presentation of assets subject to master netting agreements upon adoption of the accounting guidance for offsetting amounts related to certain contracts.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A. GenOn Americas Generation

This section is intended to provide the reader with information that will assist in understanding GenOn Americas Generation’s financial statements, the changes in those financial statements from year to year and the primary factors contributing to those changes. The following discussion should be read in conjunction with GenOn Americas Generation’s consolidated financial statements and the notes accompanying those financial statements.

Merger of Mirant and RRI Energy

On December 3, 2010, Mirant and RRI Energy completed their Merger. Mirant merged with a wholly-owned subsidiary of RRI Energy, with Mirant surviving the Merger as a wholly-owned subsidiary of RRI Energy. In connection with the all-stock, tax-free Merger, RRI Energy changed its name to GenOn Energy, Inc., Mirant stockholders received a fixed ratio of 2.835 shares of GenOn common stock for each share of Mirant common stock, and Mirant changed its name to GenOn Energy Holdings.

Our Business

With approximately 9,724 MW of electric generating capacity, we operate across various fuel (natural gas, coal and oil) and technology types, operating characteristics and regional power markets. At December 31, 2010, our generating capacity was 52% in PJM, 23% in CAISO and 25% in NYISO and ISO-NE.

We provide energy, capacity, ancillary and other energy services to wholesale customers in competitive energy markets in the United States, including ISOs and RTOs, power aggregators, retail providers, electric-cooperative utilities, other power generating companies and load serving entities. Our commercial operations consist primarily of dispatching electricity, hedging the generation and sale of electricity, procuring and managing fuel and providing logistical support for the operation of our facilities (e.g., by procuring transportation for coal and natural gas), as well as our proprietary trading operations.

We typically sell the electricity we produce into the wholesale market at prices in effect at the time we produce it (spot price). We use dispatch models to assist in making daily bidding decisions regarding the quantity and price of the power we offer to generate from our facilities and sell into the markets. We bid the energy from our generating facilities into the hour-ahead or day-ahead energy market and sell ancillary services through the ISO and RTO markets. We work with the ISOs and RTOs in real time to ensure that our generating facilities are dispatched economically to meet the reliability needs of the market.

Spot prices for electricity are volatile, as are prices for fuel and emissions allowances. In order to reduce the risk of price volatility and achieve more predictable financial results, we have historically entered into economic hedges—forward sales of electricity and forward purchases of fuel and emissions allowances to permit us to produce and sell the electricity—to manage the risks associated with such volatility. In addition, given the high correlation between natural gas prices and electricity prices in the markets in which we operate, we have entered into forward sales of natural gas to hedge economically exposure to changes in the price of electricity. We procure hedges in OTC transactions or on exchanges where electricity, fuel and emissions allowances are broadly traded, or through specific transactions with buyers and sellers, using futures, forwards, swaps and options.

We sell capacity either bilaterally or through periodic auctions in each ISO and RTO market in which we participate. These capacity sales provide an important source of predictable revenues for us over the contracted period. At January 31, 2011, total projected contracted capacity and PPA revenues for which prices have been set for 2011 through 2014 are $1.3 billion.

In addition to the activities described above, we buy and sell some electricity, fuel and emissions allowances, sometimes through financial derivatives, as part of our proprietary trading and fuel oil management activities. We engage in proprietary trading to gain information about the markets in which we operate to support our asset management and to take advantage of selected opportunities that we identify. We enter into fuel oil management activities to hedge economically the fair value of our physical fuel oil inventories, optimize the approximately three million barrels of storage capacity that we own or lease, as well as attempt to profit from market opportunities related to timing and/or differences in the pricing of various products. Proprietary trading and fuel oil management activities together will typically comprise less than 10% of our realized gross margin. All of our commercial activities are governed by a comprehensive risk management policy, which includes limits on the size of volumetric positions and VaR for our proprietary trading and fuel oil management activities. For 2010, the combined average daily VaR for proprietary trading and fuel oil management activities was $2 million.

Hedging Activities

We hedge economically a substantial portion of our Eastern PJM coal-fired baseload generation and certain of our other generation. We generally do not hedge our intermediate and peaking units for tenors greater than 12 months. We hedge economically using products which we expect to be effective to mitigate the price risk of our generation. However, as a result of market liquidity limitations, our hedges often are not an exact match for the generation being hedged, and, we then have some risks resulting from price differentials for different delivery points and for implied differences in heat rates when we hedge economically power using natural gas. Currently, a significant portion of our hedges are financial swap transactions between GenOn Mid-Atlantic and financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. At January 31, 2011, our aggregate hedge levels based on expected generation for each year were as follows:

	2011(1)	2012	2013	2014	2015

Power	91%	78%	37%	35%	—%
Fuel	89%	77%	51%	—%	—%

(1)	Percentages represent the period from February through December 2011.

See Item 1A, “Risk Factors—Risks Related to Economic and Financial Market Conditions” for a discussion of:

•	the risks of consolidation of financial institutions and more restrictive capital constraints and regulation, which could have a negative effect on our ability to hedge economically with creditworthy counterparties; and

•	the risks of implementation of the Dodd-Frank Act on our ability to hedge economically our generation, including potentially reducing liquidity in the energy and commodity markets and, if we are required to clear such transactions on exchanges or meet other requirements, by significantly increasing the collateral costs associated with such activities.

Capital Expenditures and Capital Resources

For 2010, we invested $247 million for capital expenditures, excluding capitalized interest, of which $114 million related to compliance with the Maryland Healthy Air Act. At December 31, 2010, we have invested $1.519 billion of the $1.674 billion that was budgeted for capital expenditures related to compliance with the Maryland Healthy Air Act. As the final part of our compliance with the Maryland Healthy Air Act, we placed four scrubbers in service at our Maryland facilities in the fourth quarter of 2009. Provisions in the construction contracts for the scrubbers provide for certain payments to be made after final completion of the project. The current budget of $1.674 billion continues to represent our best estimate of the total capital expenditures for compliance with the Maryland Healthy Air Act. See note 9 to our consolidated financial statements for further discussion of scrubber contract litigation.

For 2010, our capitalized interest was $5 million compared to $72 million for 2009. The decrease in capitalized interest from 2009 is a result of placing our scrubbers in service at our Maryland facilities in the fourth quarter of 2009.

The following table details the expected timing of payments for our estimated capital expenditures, excluding capitalized interest, for 2011 and 2012:

	2011	2012
	(in millions)

Maryland Healthy Air Act	$155	$—
Other environmental	7	9
Maintenance	52	40
Other construction	52	4

Total	$266	$53

We expect that available cash and future cash flows from operations will be sufficient to fund these capital expenditures.

Environmental Matters

We make decisions to invest capital for environmental controls based on relatively certain regulations and the expected economic returns on the capital. As discussed in Part 1 of this Form 10-K under “Business—Regulatory Environment—Environmental Regulation,” the effect on our business of pending EPA regulations to replace the CAIR and whether we elect to install additional controls are uncertain and depend on the content and timing of the regulations, the expected effect of the regulations on wholesale power prices and allowance prices, as well as the cost of controls, profitability of our generating facilities, market conditions at the time and the likelihood of CO2 regulation. The EPA has stated that it expects to finalize the regulations to replace the CAIR in 2011. We may choose to retire certain of our units rather than install additional controls.

The costs associated with more stringent environmental air quality requirements may result in coal-fired generating facilities, including some of ours, being retired. Although conditions may change, under current and forecasted market conditions, installations of additional scrubbers would not be economic at most of our unscrubbed coal-fired facilities. Any such retirements could contribute to improving supply and demand fundamentals for the remaining fleet. Any resulting increased demand for gas could increase the spread between gas and coal prices, which would also benefit the remaining coal-fired generating facilities.

Furthermore, federal, state-specific or regional regulatory initiatives to stimulate CO2 emission reductions in our industry are being considered. The effect on our business of these matters is uncertain and depends on the form and content of resulting regulations, if any, including their effect on (a) wholesale electricity and emissions allowance prices and (b) other existing regulations such as the RGGI.

If CO2 regulation becomes more stringent, we expect that the demand for gas and/or renewable sources of electricity will increase over time. Although we expect that market prices for electricity would increase following such regulation and would allow us to recover a portion of the resulting costs, we cannot predict with any certainty the actual increases in costs such regulation could impose upon us or our ability to recover such cost increases through higher market rates for electricity. It is possible that Congress will take action to regulate greenhouse gas emissions within the next several years. The form and timing of any final legislation will be influenced by political and economic factors and are uncertain at this time. Implementation of a CO2 cap-and-trade program in addition to other emission control requirements could increase the likelihood of coal-fired generating facility retirements.

Given the uncertainty related to these environmental matters, we cannot predict their actual outcome or ultimate effect on our business, and such matters could result in a material adverse effect on our results of operations, financial position and cash flows. See “Business—Regulatory Environment—Environmental Regulation” and “Risk Factors—Risks Related to Governmental Regulation and Laws” in Items 1 and 1A, respectively, of this Form 10-K and note 9 to our consolidated financial statements for further discussion.

Commodity Prices

The prices for power and natural gas remain low compared to several years ago. The energy gross margin from our generating facilities is negatively affected by these price levels. For that portion of the volumes of generation that we have hedged, we are generally economically neutral to subsequent changes in commodity prices because our realized gross margin will reflect the contractual prices of our power and fuel contracts. We continue to add economic hedges, including to maintain projected levels of cash flows from operations for future periods to help support continued compliance with the covenants in our debt and lease agreements.

California Development Activities

Contra Costa Toll Extension

On September 2, 2009, GenOn Delta entered into an agreement with PG&E for the 674 MW of Contra Costa units 6 and 7 for the period from November 2011 through April 2013. At the end of the agreement, and subject to any necessary regulatory approval, GenOn Delta has agreed to retire Contra Costa units 6 and 7, which began operations in 1964, in furtherance of state and federal policies to retire aging power plants that utilize once-through cooling technology.

Pittsburg Toll Extension

On October 28, 2010, GenOn Delta entered into an agreement with PG&E for 1,159 MW of capacity from Pittsburg units 5, 6 and 7 for three years commencing January 1, 2011, with options for PG&E to extend the agreement for each of 2014 and 2015. Under the agreement, GenOn Delta will receive monthly capacity payments with bonuses and/or penalties based on heat rate and availability.

Potrero Settlement

On August 13, 2009, GenOn Potrero entered into a settlement agreement (Potrero Settlement) with the City and County of San Francisco. Among other things, the Potrero Settlement obligates GenOn Potrero to close permanently each of the remaining units of the Potrero generating facility at the end of the year in which the CAISO determines that such unit is no longer needed to maintain the reliable operation of the electricity system. In December 2010, the CAISO provided GenOn Potrero with the requisite notice of termination of the RMR agreement. On January 19, 2011, at the request of GenOn Potrero, the FERC approved changes to GenOn Potrero’s RMR agreement to allow the CAISO to terminate the RMR agreement effective February 28, 2011. On February 28, 2011, the Potrero facility was shut down. See note 10 to our consolidated financial statements for further discussion of the Potrero Settlement.

IBEW Local 1900 Collective Bargaining Agreement

During the second quarter of 2010, GenOn Energy Services entered into a new collective bargaining agreement with our employees represented by IBEW Local 1900 (located in Maryland and Virginia). The previous collective bargaining agreement expired on June 1, 2010. The new agreement has a five-year term expiring on June 1, 2015. As part of the new agreement, GenOn Energy Services is required to provide additional retirement contributions through the defined contribution plan currently sponsored by GenOn Energy Services, increases in pay and other benefits. In addition, the agreement provides for a change to the postretirement healthcare benefit plan covering IBEW Local 1900 union employees to eliminate employer-provided healthcare subsidies through a gradual phase-out. We will reimburse GenOn Energy Services for the costs associated with providing the benefits through the Administrative Services Agreement. See note 6 to our consolidated financial statements for additional information on the arrangements with related parties.

Results of Operations

Non-GAAP Performance Measures.  The following discussion includes the non-GAAP financial measures realized gross margin and unrealized gross margin to reflect how we manage our business. In our discussion of the results of our reportable segments, we include the components of realized gross margin, which are energy, contracted and capacity, and realized value of hedges. Management generally evaluates our operating results excluding the impact of unrealized gains and losses. When viewed with our GAAP financial results, these non-GAAP financial measures may provide a more complete understanding of factors and trends affecting our business. Realized gross margin represents our gross margin (excluding depreciation and amortization) less unrealized gains and losses on derivative financial instruments. Conversely, unrealized gross margin represents our unrealized gains and losses on derivative financial instruments. None of our derivative financial instruments recorded at fair value is designated as a hedge and changes in their fair values are recognized currently in income as unrealized gains or losses. As a result, our financial results are, at times, volatile and subject to fluctuations in value primarily because of changes in forward electricity and fuel prices. Realized gross margin, together with its components energy, contracted and capacity and realized value of hedges, provide a measure of performance that eliminates the volatility reflected in unrealized gross margin, which is created by significant shifts in market values between periods. However, these non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures used by other companies. We use these non-GAAP financial measures in communications with investors, analysts, rating agencies, banks and other parties. We think these non-GAAP financial measures provide meaningful representations of our consolidated operating performance and are useful to us and others in facilitating the analysis of our results of operations from one period to another. We encourage our investors to review our consolidated financial statements and other publicly filed reports in their entirety and not to rely on a single financial measure.

2010 Compared to 2009

Consolidated Financial Performance

We reported net loss of $396 million and net income of $476 million for 2010 and 2009, respectively. The change in net income/loss is detailed as follows:

			Increase/
	2010	2009	(Decrease)
	(in millions)

Realized gross margin	$1,268	$1,552	$(284)
Unrealized gross margin	(17)	47	(64)

Total gross margin (excluding depreciation and amortization)	1,251	1,599	(348)

Operating expenses:
Operations and maintenance—nonaffiliate	390	355	35
Operations and maintenance—affiliate	293	290	3
Depreciation and amortization	199	142	57
Impairment losses	565	221	344
Gain on sales of assets, net	(9)	(22)	13

Total operating expenses, net	1,438	986	452

Operating income (loss)	(187)	613	(800)

Other expense, net:
Interest expense, net	200	136	64
Other, net	9	1	8

Total other expense, net	209	137	72

Net income (loss)	$(396)	$476	$(872)

Realized Gross Margin.  For 2010, our realized gross margin decrease of $284 million was principally a result of the following:

•	a decrease of $337 million in realized value of hedges. In 2010 and 2009, realized value of hedges was $292 million and $629 million, respectively, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, offset in part by the amount by which contract prices for fuel exceeded market prices for fuel; and

•	a decrease of $25 million in contracted and capacity primarily as a result of a decrease in capacity prices in Eastern PJM, offset in part by an increase in ancillary services revenue and additional megawatts of capacity sold in Eastern PJM; partially offset by

•	an increase of $78 million in energy, primarily as a result of an increase in energy in Eastern PJM because of an increase in the average settlement price for power, a decrease in the cost of emissions allowances and higher generation volumes, offset in part by a decrease in realized gross margin from proprietary trading and fuel oil management activities in Energy Marketing and an increase in the average price of fuel.

Unrealized Gross Margin.  Our unrealized gross margin for both periods reflects the following:

•	unrealized losses of $17 million in 2010, which included $387 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period, substantially offset by a $370 million net increase in the value of hedge and proprietary trading contracts for future periods. The increase in value was primarily related to decreases in forward power and natural gas prices, offset in part by the recognition of many of our coal agreements at fair value beginning in the second quarter of 2010; and

•	unrealized gains of $47 million in 2009, which included a $686 million net increase in the value of hedge and trading contracts for future periods primarily related to decreases in forward power and natural gas prices, substantially offset by $639 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period.

Operating Expenses.  Our operating expenses increase of $452 million was primarily a result of the following:

•	an increase of $344 million in impairment losses. In 2010, we recognized $565 million in impairment losses related to our Dickerson and Potomac River generating facilities. In 2009, we recognized $221 million in impairment losses related to our Potomac River generating facility and intangible assets related to our Potrero and Contra Costa generating facilities. See note 3(d) to our consolidated financial statements for additional information related to our impairment reviews;

•	an increase of $57 million in depreciation and amortization expense primarily as a result of the scrubbers at our Maryland generating facilities that were placed in service in December 2009;

•	an increase of $38 million in operations and maintenance expense primarily related to the following:

•	an increase of $32 million related to the recognition of a liability associated with our commitment to reduce particulate emissions at our Potomac River generating facility as a part of the agreement with the City of Alexandria, Virginia because the planned capital investment would not be recovered in future periods based on the current projected cash flows for the Potomac River generating facility and the full impairment of the facility in 2010. See note 3(d) to our consolidated financial statements for additional information related to our impairment reviews; and

•	an increase of $27 million primarily as a result of an increase in costs related to the operation of the scrubbers at our Maryland generating facilities and the Montgomery County, Maryland CO2 levy imposed on our Dickerson generating facility beginning in May 2010, offset in part by a decrease in planned maintenance costs in 2010 compared to 2009; offset in part by

•	a decrease of $18 million primarily related to lower property taxes because of a lower assessed value for the Lovett generating facility which was demolished in 2009 and a decrease in shutdown costs associated with this generating facility; and

•	a decrease of $13 million in gain on sales of assets primarily related to emissions allowances sold to third parties in 2009.

Interest Expense, Net.  Interest expense, net increase of $64 million was primarily a result lower capitalized interest because of the scrubbers at our Maryland generating facilities that were placed in service in December 2009.

Other, Net.  Other, net increase of $8 million was primarily a result of a $9 million write-off of unamortized debt issuance costs related to the GenOn North America senior secured term loan that was repaid in 2010.

Segments

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business. We previously had four reportable segments: Mid-Atlantic, Northeast, California and Other Operations. In the fourth quarter of 2010, in conjunction with the Merger, we began reporting in five segments: Eastern PJM, Northeast, California, Energy Marketing and Other Operations. We reclassified amounts for 2009 and 2008 to conform to the current segment presentation.

In the tables below, the Eastern PJM segment consists of four generating facilities located in Maryland and Virginia. The Northeast segment consists of four generating facilities located in Massachusetts and New York. The California segment consists of three generating facilities located in northern California. The Energy Marketing segment consists of proprietary trading and fuel oil management activities. Other Operations consists of parent company adjustments for affiliate transactions and other activities that cannot be specifically identified to another segment. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances.

Gross Margin Overview

The following tables detail realized and unrealized gross margin for 2010 and 2009, by operating segments:

	2010
	Eastern			Energy
	PJM	Northeast	California	Marketing	Eliminations	Total
	(in millions)

Energy	$384	$19	$—	$32	$—	$435
Contracted and capacity	335	85	121	—	—	541
Realized value of hedges	280	12	—	—	—	292

Total realized gross margin	999	116	121	32	—	1,268
Unrealized gross margin	7	(19)	—	(5)	—	(17)

Total gross margin(1)	$1,006	$97	$121	$27	$—	$1,251

	2009
	Eastern			Energy
	PJM	Northeast	California	Marketing	Eliminations	Total
			(in millions)

Energy	$170	$23	$—	$167	$(3)	$357
Contracted and capacity	351	93	122	—	—	566
Realized value of hedges	586	43	—	—	—	629

Total realized gross margin	1,107	159	122	167	(3)	1,552
Unrealized gross margin	144	16	—	(113)	—	47

Total gross margin(1)	$1,251	$175	$122	$54	$(3)	$1,599

(1)	Gross margin excludes depreciation and amortization.

Energy represents gross margin from the generation of electricity, fuel sales and purchases at market prices, fuel handling, steam sales and our proprietary trading and fuel oil management activities.

Contracted and capacity represents gross margin received from capacity sold in ISO and RTO administered capacity markets, through RMR contracts(for 2010 and 2009), through PPAs and tolling agreements and from ancillary services.

Realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts and the difference between market prices and contract costs for fuel. Power hedging contracts include sales of both power and natural gas used to hedge power prices, as well as hedges to capture the incremental value related to the geographic location of our physical assets.

Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.

Operating Statistics

The following table summarizes net capacity factor by segment for 2010 and 2009:

			Increase/
	2010	2009	(Decrease)

Eastern PJM	34%	30%	4%
Northeast	9%	10%	(1)%
California	3%	5%	(2)%
Energy Marketing	N/A	N/A	N/A
Other Operations	N/A	N/A	N/A
Total	20%	19%	1%

The following table summarizes power generation volumes by segment for 2010 and 2009:

			Increase/	Increase/
	2010	2009	(Decrease)	(Decrease)
	(in gigawatt hours)

Eastern PJM:
Baseload	14,271	13,500	771	6%
Intermediate	1,120	363	757	209%
Peaking	218	92	126	137%

Total Eastern PJM	15,609	13,955	1,654	12%

Northeast:
Baseload	1,485	1,425	60	4%
Intermediate	395	673	(278)	(41)%
Peaking	7	3	4	133%

Total Northeast	1,887	2,101	(214)	(10)%

California:
Intermediate	519	1,050	(531)	(51)%
Peaking(1)	(1)	4	(5)	(125)%

Total California	518	1,054	(536)	(51)%

Total	18,014	17,110	904	5%

(1)	Negative amounts denote net energy used by the generating facility.

The total increase in power generation volumes for 2010, as compared to 2009, is primarily the result of the following:

Eastern PJM.  An increase in our generation volumes primarily as a result of higher power prices resulting from an increase in demand because of higher average temperatures and a decrease in outages in 2010 compared to 2009.

Northeast.  A decrease in our Northeast intermediate generation as a result of transmission upgrades in 2009 which reduced the demand for the oil-fired intermediate units at our Canal generating facility and unplanned outages in 2010, partially offset by increases in generation volumes in our baseload and peaking units.

California.  The decrease in our intermediate generation volumes is primarily the result of the TransBay Cable becoming operational during the fourth quarter of 2010, which reduced the demand for our natural gas-fired Potrero generating unit. See note 10 for further information on the Potrero Settlement.

Eastern PJM

Our Eastern PJM segment includes four generating facilities with total net generating capacity of 5,204 MW. The following table summarizes the results of operations of our Eastern PJM segment:

			Increase/
	2010	2009	(Decrease)
	(in millions)

Gross Margin:
Energy	$384	$170	$214
Contracted and capacity	335	351	(16)
Realized value of hedges	280	586	(306)

Total realized gross margin	999	1,107	(108)
Unrealized gross margin	7	144	(137)

Total gross margin (excluding depreciation and amortization)	1,006	1,251	(245)

Operating Expenses:
Operations and maintenance	493	434	59
Depreciation and amortization	141	98	43
Impairment losses	1,153	385	768
Gain on sales of assets, net	(3)	(14)	11

Total operating expenses, net	1,784	903	881

Operating income (loss)	$(778)	$348	$(1,126)

Gross Margin

The decrease of $108 million in realized gross margin was principally a result of the following:

•	a decrease of $306 million in realized value of hedges. In 2010 and 2009, realized value of hedges was $280 million and $586 million, respectively, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for coal exceeded market prices for coal; and

•	a decrease of $16 million in contracted and capacity primarily related to lower average capacity prices, offset in part by an increase in ancillary services revenue and additional megawatts of capacity sold in 2010; partially offset by

•	an increase of $214 million in energy, primarily as a result of an increase in the average settlement price for power, a decrease in the cost of emissions allowances and higher generation volumes, offset in part by an increase in the average price of fuel.

Our unrealized gross margin for both periods reflects the following:

•	unrealized gains of $7 million in 2010, which included a $326 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, offset in part by the recognition of many of our coal agreements at fair value beginning in the second quarter of 2010. The increase in value was substantially offset by $319 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period; and

•	unrealized gains of $144 million in 2009, which included a $633 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by $489 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period.

Operating Expenses

The increase of $881 million was primarily a result of the following:

•	an increase of $768 million in impairment losses. In 2010, we recognized $1.2 billion in impairment losses, including $616 million related to the write-off of goodwill recorded at GenOn Mid-Atlantic on its standalone balance sheet and $537 million related to our Dickerson and Potomac River generating facilities. In 2009, we recognized $385 million in impairment losses, including $202 million related to our Potomac River generating facility and $183 million related to goodwill recorded at our GenOn Mid-Atlantic registrant on its standalone balance sheet. The goodwill does not exist at GenOn Americas Generation’s consolidated balance sheet. As such, the goodwill impairment loss and related goodwill balance are eliminated upon consolidation at GenOn North America. See note 3(d) to our consolidated financial statements for additional information related to our impairment reviews;

•	an increase of $43 million in depreciation and amortization expense primarily as a result of the scrubbers at our Maryland generating facilities that were placed in service in December 2009, offset in part by a decrease in the carrying value of the Potomac River generating facility as a result of the impairment charge taken in the fourth quarter of 2009;

•	an increase of $32 million related to the recognition of a liability associated with our commitment to reduce particulate emissions at our Potomac River generating facility as part of the agreement with the City of Alexandria, Virginia because the planned capital investment would not be recovered in future periods based on the current projected cash flows for the Potomac River generating facility and the full impairment of the facility in 2010. See note 3(d) to our consolidated financial statements for additional information related to our impairment reviews;

•	an increase of $27 million in operations and maintenance expense primarily as a result of an increase in costs related to the operation of the scrubbers at our Maryland generating facilities and the Montgomery County, Maryland CO2 levy imposed on our Dickerson generating facility beginning in May 2010, offset in part by a decrease in planned maintenance costs in 2010 compared to 2009; and

•	a decrease of $11 million in gain on sales of assets primarily related to emissions allowances sold to third parties in 2009.

Northeast

Our Northeast segment is consists of four generating facilities with total net generating capacity of 2,535 MW. The following table summarizes the results of operations of our Northeast segment:

			Increase/
	2010	2009	(Decrease)
	(in millions)

Gross Margin:
Energy	$19	$23	$(4)
Contracted and capacity	85	93	(8)
Realized value of hedges	12	43	(31)

Total realized gross margin	116	159	(43)
Unrealized gross margin	(19)	16	(35)

Total gross margin (excluding depreciation and amortization)	97	175	(78)

Operating Expenses:
Operations and maintenance	108	126	(18)
Depreciation and amortization	23	18	5
Gain on sales of assets, net	(1)	(4)	3

Total operating expenses, net	130	140	(10)

Operating income (loss)	$(33)	$35	$(68)

Gross Margin

The decrease of $43 million in realized gross margin was principally a result of the following:

•	a decrease of $31 million in realized value of hedges. In 2010 and 2009, realized value of hedges was $12 million and $43 million, respectively, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for fuel exceeded market prices for fuel;

•	a decrease of $8 million in contracted and capacity primarily related to decreases in capacity prices and megawatts of capacity sold; and

•	a decrease of $4 million in energy primarily as a result of a decrease in generation volumes from our oil-fired intermediate units at our Canal generating facility as a result of transmission upgrades in 2009, a decrease in the average settlement price for power and unplanned outages in 2010, offset in part by an increase in generation volumes at our Bowline generating facility.

Our unrealized gross margin for both periods reflects the following:

•	unrealized losses of $19 million in 2010 as a result of the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period; and

•	unrealized gains of $16 million in 2009, which included a $65 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and fuel prices, partially offset by $49 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period.

Operating Expenses

The decrease of $10 million in operating expenses was principally the result of the following:

•	a decrease of $18 million primarily related to lower property taxes because of a lower assessed value for the Lovett generating facility which was demolished in 2009 and a decrease in shutdown costs associated with this generating facility; partially offset by

•	an increase of $5 million in depreciation and amortization expense primarily as a result of revisions to the useful lives of our assets as a result of a depreciation study completed in the first quarter of 2010; and

•	a decrease of $3 million in gain on sales of assets primarily related to emissions allowances sold to third parties in 2009.

California

Our California segment consists of three generating facilities with total net generating capacity of 2,347 MW. The following table summarizes the results of operations of our California segment:

			Increase/
	2010	2009	(Decrease)
	(in millions)

Gross Margin:
Energy	$—	$—	$—
Contracted and capacity	121	122	(1)
Realized value of hedges	—	—	—

Total realized gross margin	121	122	(1)
Unrealized gross margin	—	—	—

Total gross margin (excluding depreciation and amortization)	121	122	(1)

Operating Expenses:
Operations and maintenance	72	74	(2)
Depreciation and amortization	28	22	6
Impairment losses	—	14	(14)
Gain on sales of assets, net	(5)	—	(5)

Total operating expenses, net	95	110	(15)

Operating income	$26	$12	$14

Gross Margin

Our natural gas-fired units in service at Contra Costa and Pittsburg operate under tolling agreements with PG&E for 100% of the capacity from these units, and our Potrero units were subject to RMR arrangements in 2010 and 2009. Therefore, our gross margin generally is not affected by changes in power generation volumes from these facilities.

Operating Expenses

The decrease of $15 million in operating expenses was principally a result of the following:

•	a decrease of $14 million of impairment losses related to our Potrero and Contra Costa generating facilities during 2009. See note 3(d) to our consolidated financial statements for additional information related to our impairments; and

•	a increase of $5 million in gain on sales of assets primarily related to land and emissions reduction credits sold to GenOn Marsh Landing. See note 6 to our consolidated financial statements for additional information related to the sales of land and emissions reduction credits; partially offset by

•	an increase of $6 million in depreciation expense primarily as a result of a decrease in the useful life of our Potrero generating facility because of the settlement with the City and County of San Francisco executed in the third quarter of 2009. See note 10 to our consolidated financial statements for additional information on the GenOn Potrero settlement with the City and County of San Francisco.

Energy Marketing

Our Energy Marketing segment consists of proprietary trading and fuel oil management activities. The following table summarizes the results of operations of our Energy Marketing segment:

			Increase/
	2010	2009	(Decrease)
	(in millions)

Gross Margin:
Energy	$32	$167	$(135)
Contracted and capacity	—	—	—
Realized value of hedges	—	—	—

Total realized gross margin	32	167	(135)
Unrealized gross margin	(5)	(113)	108

Total gross margin (excluding depreciation and amortization)	27	54	(27)

Operating Expenses:
Operations and maintenance	10	11	(1)
Depreciation and amortization	1	1	—

Total operating expenses, net	11	12	(1)

Operating income	$16	$42	$(26)

Gross Margin

The decrease of $135 million in realized gross margin was principally a result of a $77 million decrease from proprietary trading activities and a $58 million decrease from our fuel oil management activities. The decrease in the contribution from proprietary trading was primarily a result of a decrease in the realized value associated with power positions in 2010 as compared to 2009. The decrease in the contribution from fuel oil management was a result of lower gross margin on positions used to hedge economically the fair value of our physical fuel oil inventory.

Our unrealized gross margin for both periods reflects the following:

•	unrealized losses of $5 million in 2010, which included $50 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period, substantially offset by a $45 million net increase in the value of contracts for future periods; and

•	unrealized losses of $113 million in 2009, which included $101 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period and a $12 million net decrease in the value of contracts for future periods.

Other Operations

Other Operations includes parent company adjustments for affiliate transactions and other activities that cannot be specifically identified to another segment. The following table summarizes the results of operations of our Other Operations segment:

			Increase/
	2010	2009	(Decrease)
	(in millions)

Operating Expenses:
Depreciation and amortization	$6	$3	$3
Impairment losses	28	5	23

Total operating expenses, net	34	8	26

Operating loss	$(34)	$(8)	$(26)

Operating Expenses

Our operating expense increase of $26 million was primarily a result of the following:

•	an increase of $23 million in impairment losses. In 2010, we recognized $28 million in impairment losses for capitalized interest recorded at GenOn North America related to our Dickerson and Potomac River generating facilities. In 2009, we recognized $5 million in impairment losses recognized for capitalized interest recorded at GenOn North America related to the Potomac River generating facility; and

•	an increase of $3 million in depreciation and amortization expense primarily as a result of the depreciation of interest capitalized at GenOn North America related to the scrubbers at our Maryland generating facilities that were placed in service in December 2009.

2009 Compared to 2008

Consolidated Financial Performance

We reported net income of $476 million and $1.2 billion for 2009 and 2008, respectively. The change in net income is detailed as follows:

			Increase/
	2009	2008	(Decrease)
	(in millions)

Realized gross margin	$1,552	$1,343	$209
Unrealized gross margin	47	786	(739)

Total gross margin (excluding depreciation and amortization)	1,599	2,129	(530)

Operating expenses:
Operations and maintenance—nonaffiliate	355	372	(17)
Operations and maintenance—affiliate	290	285	5
Depreciation and amortization	142	136	6
Impairment losses	221	—	221
Gain on sales of assets, net	(22)	(38)	16

Total operating expenses, net	986	755	231

Operating income	613	1,374	(761)

Other expense, net:
Interest expense, net	136	173	(37)
Other, net	1	3	(2)

Total other expense, net	137	176	(39)

Net income	$476	$1,198	$(722)

Realized Gross Margin.  For 2009, our realized gross margin increase of $209 million was principally a result of the following:

•	an increase of $422 million in realized value of hedges. In 2009, realized value of hedges was $629 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for fuel exceeded market prices for fuel. In 2008, realized value of hedges was $207 million, which reflects the amount by which market prices for fuel exceeded contract prices for fuel, partially offset by the amount by which market prices for power exceeded the settlement value of power contracts; and

•	an increase of $13 million in contracted and capacity primarily related to higher capacity prices in 2009; partially offset by

•	a decrease of $226 million in energy, primarily as a result of a decrease in power prices, an increase in the cost of emissions allowances, including $45 million to comply with the RGGI in 2009, and lower generation volumes. The lower generation volumes were a result of lower demand and decreases in natural gas prices, which at times made it uneconomic for certain of our coal-fired units to generate. The decreases in energy gross margin were partially offset by a decrease in the price of fuel.

Unrealized Gross Margin.  Our unrealized gross margin for both periods reflects the following:

•	unrealized gains of $47 million in 2009, which included a $686 million net increase in the value of hedge and trading contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by $639 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period; and

•	unrealized gains of $786 million in 2008, which included a $460 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices and $326 million associated with the reversal of previously recognized unrealized losses from power and fuel contracts that settled during the period.

Operating Expenses.  Our operating expenses increase of $231 million was primarily a result of the following:

•	an increase of $221 million of impairment losses related to our Potomac River generating facility and intangible assets related to our Potrero and Contra Costa generating facilities during 2009. See note 3(d) to our consolidated financial statements for additional information related to our impairments; and

•	a decrease of $16 million in gain on sales of assets, net in 2009; partially offset by

•	a decrease of $12 million in operations and maintenance expense. The decrease in operations and maintenance expense was primarily a result of the shutdown of the Lovett generating facility in April 2008 and a decrease in maintenance costs associated with planned outages at our Mid-Atlantic generating facilities during 2009 compared to 2008.

Interest Expense, Net.  Interest expense, net decreased $37 million and reflects lower interest expense in 2009 because of lower outstanding debt and higher interest capitalized on projects under construction, partially offset by lower interest income as a result of lower interest rates on invested cash and lower average cash balances in 2009 compared to the same period in 2008.

Segments

The following discussion of our performance is organized by reportable segment, which is consistent with the way we manage our business. We previously had four reportable segments: Mid-Atlantic, Northeast, California and Other Operations. In the fourth quarter of 2010, in conjunction with the Merger, we began reporting in five segments: Eastern PJM, Northeast, California, Energy Marketing and Other Operations. We reclassified amounts for 2009 and 2008 to conform to the current segment presentation.

In the tables below, the Eastern PJM segment consists of four generating facilities located in Maryland and Virginia. The Northeast segment consists of four generating facilities located in Massachusetts and New York. For the year ended December 31, 2008, the Northeast segment also included the Lovett generating facility, which was shut down on April 19, 2008. The California segment consists of three generating facilities located in northern California. The Energy Marketing segment consists of proprietary trading and fuel oil management activities. Other Operations includes parent company adjustments for affiliate transactions and other activities that cannot be specifically identified to another segment. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances.

Gross Margin Overview

The following tables detail realized and unrealized gross margin for 2009 and 2008, by operating segments:

	2009
	Eastern			Energy
	PJM	Northeast	California	Marketing	Eliminations	Total
			(in millions)

Energy	$170	$23	$—	$167	$(3)	$357
Contracted and capacity	351	93	122	—	—	566
Realized value of hedges	586	43	—	—	—	629

Total realized gross margin	1,107	159	122	167	(3)	1,552
Unrealized gross margin	144	16	—	(113)	—	47

Total gross margin(1)	$1,251	$175	$122	$54	$(3)	$1,599

	2008
	Eastern			Energy
	PJM	Northeast	California	Marketing	Eliminations	Total
			(in millions)

Energy	$517	$73	$4	$(17)	$6	$583
Contracted and capacity	340	90	123	—	—	553
Realized value of hedges	181	26	—	—	—	207

Total realized gross margin	1,038	189	127	(17)	6	1,343
Unrealized gross margin	676	(10)	—	120	—	786

Total gross margin(1)	$1,714	$179	$127	$103	$6	$2,129

(1)	Gross margin excludes depreciation and amortization.

Energy represents gross margin from the generation of electricity, fuel sales and purchases at market prices, fuel handling, steam sales and our proprietary trading and fuel oil management activities.

Contracted and capacity represents gross margin received from capacity sold in ISO and RTO administered capacity markets, through RMR contracts (for 2009 and 2008), through tolling agreements and from ancillary services.

Realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts and the difference between market prices and contract costs for fuel. Power hedging contracts include sales of both power and natural gas used to hedge power prices as well as hedges to capture the incremental value related to the geographic location of our physical assets.

Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.

Operating Statistics

The following table summarizes net capacity factor by segment for 2009 and 2008:

			Increase/
	2009	2008	(Decrease)

Eastern PJM	30%	33%	(3)%
Northeast	10%	13%	(3)%
California	5%	4%	1%
Energy Marketing	N/A	N/A	N/A
Other Operations	N/A	N/A	N/A
Total	19%	21%	(2)%

The following table summarizes power generation volumes by segment for 2009 and 2008:

			Increase/	Increase/
	2009	2008	(Decrease)	(Decrease)
	(in gigawatt hours)

Eastern PJM:
Baseload	13,500	14,350	(850)	(6)%
Intermediate	363	489	(126)	(26)%
Peaking	92	160	(68)	(43)%

Total Eastern PJM	13,955	14,999	(1,044)	(7)%

Northeast:
Baseload	1,425	1,131	294	26%
Intermediate	673	1,919	(1,246)	(65)%
Peaking	3	5	(2)	(40)%

Total Northeast	2,101	3,055	(954)	(31)%

California:
Intermediate	1,050	868	182	21%
Peaking	4	21	(17)	(81)%

Total California	1,054	889	165	19%

Total	17,110	18,943	(1,833)	(10)%

The total decrease in power generation volumes for 2009, as compared to 2008, is primarily the result of the following:

Eastern PJM.  A decrease in our Eastern PJM baseload generation as a result of a decrease in demand in 2009 compared to 2008 and a decrease in natural gas prices, which at times made it uneconomic for certain of our coal-fired units to generate.

Northeast.  A decrease in our Northeast intermediate generation as a result of transmission upgrades in 2009, which reduced the demand for certain of our intermediate units, partially offset by an increase in our Northeast baseload generation as a result of an increase in market spark spreads.

California.  All of our California generating facilities operate under tolling agreements or are subject to RMR arrangements. Our natural gas-fired units in service at Contra Costa and Pittsburg operate under tolling agreements with PG&E for 100% of the capacity from these units and our Potrero units were subject to RMR arrangements in 2009 and 2008. Therefore, changes in power generation volumes from those generating facilities, which can be caused by weather, planned outages or other factors, generally did not affect our gross margin.

Eastern PJM

Our Eastern PJM segment includes four generating facilities with total net generating capacity of 5,204 MW. The following table summarizes the results of operations of our Eastern PJM segment:

			Increase/
	2009	2008	(Decrease)
		(in millions)

Gross Margin:
Energy	$170	$517	$(347)
Contracted and capacity	351	340	11
Realized value of hedges	586	181	405

Total realized gross margin	1,107	1,038	69
Unrealized gross margin	144	676	(532)

Total gross margin (excluding depreciation and amortization)	1,251	1,714	(463)

Operating Expenses:
Operations and maintenance	434	412	22
Depreciation and amortization	98	92	6
Impairment losses	385	—	385
Gain on sales of assets, net	(14)	(8)	(6)

Total operating expenses, net	903	496	407

Operating income	$348	$1,218	$(870)

Gross Margin

The increase of $69 million in realized gross margin was principally a result of the following:

•	an increase of $405 million in realized value of hedges. In 2009, realized value of hedges was $586 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for coal that we purchased under long-term agreements exceeded market prices for coal. In 2008, realized value of hedges was $181 million, which reflects the amount by which market prices for coal exceeded contract prices for coal that we purchased under long-term agreements, partially offset by the amount by which market prices for power exceeded the settlement value of power contracts; and

•	an increase of $11 million in contracted and capacity primarily related to higher capacity prices in 2009; partially offset by

•	a decrease of $347 million in energy, primarily as a result of a decrease in power prices, an increase in the cost of emissions allowances, including $41 million to comply with the RGGI in 2009, and lower generation volumes. The lower generation volumes were a result of lower demand and decreases in natural gas prices, which at times made it uneconomic for certain of our coal-fired units to generate. These decreases were partially offset by a decrease in the price of coal.

Our unrealized gross margin for both periods reflects the following:

•	unrealized gains of $144 million in 2009, which included a $633 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by $489 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period; and

•	unrealized gains of $676 million in 2008, which included a $399 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices and $277 million associated with the reversal of previously recognized unrealized losses from power and fuel contracts that settled during the period.

Operating Expenses

The increase of $407 million in operating expenses was primarily a result of the following:

•	an increase of $385 million in impairment losses recognized in the fourth quarter of 2009, including $202 million related to our Potomac River generating facility and $183 million related to goodwill recorded at our GenOn Mid-Atlantic registrant on its standalone balance sheet. The goodwill does not exist at GenOn Americas Generation’s consolidated balance sheet. As such, the goodwill impairment loss and related goodwill balance are eliminated upon consolidation at GenOn North America. See note 3(d) to our consolidated financial statements for additional information related to our impairment of the Potomac River generating facility and GenOn Mid-Atlantic’s impairment of its goodwill;

•	an increase of $22 million in operations and maintenance expense primarily as a result of higher labor costs related to increased staffing levels in preparation for the operation of our scrubbers and an increase in Maryland property taxes, offset in part by a decrease in maintenance costs associated with a decrease in planned outages; and

•	an increase of $6 million in depreciation and amortization expense primarily related to pollution control equipment for NOx emissions that was placed in service in 2008 as part of our compliance with the Maryland Healthy Air Act; partially offset by

•	an increase of $6 million in gain on sales of assets primarily related to emissions allowances sold to third parties.

Northeast

Our Northeast segment consists of four generating facilities with total net generating capacity of 2,535 MW. The following table summarizes the results of operations of our Northeast segment:

			Increase/
	2009	2008	(Decrease)
		(in millions)

Gross Margin:
Energy	$23	$73	$(50)
Contracted and capacity	93	90	3
Realized value of hedges	43	26	17

Total realized gross margin	159	189	(30)
Unrealized gross margin	16	(10)	26

Total gross margin (excluding depreciation and amortization)	175	179	(4)

Operating Expenses:
Operations and maintenance	126	167	(41)
Depreciation and amortization	18	19	(1)
Gain on sales of assets, net	(4)	(30)	26

Total operating expenses, net	140	156	(16)

Operating income	$35	$23	$12

Gross Margin

The decrease of $30 million in realized gross margin was principally a result of the following:

•	a decrease of $50 million in energy, primarily as a result of a 31% decrease in generation volumes because of transmission upgrades which reduced the need for the Canal generating facility to operate, a decrease in power prices, an increase in the cost of emissions allowances, including $4 million to comply with the RGGI in 2009 and the shutdown of the Lovett generating facility in 2008 offset in part by lower fuel costs; partially offset by

•	an increase of $17 million in realized value of hedges. In 2009, realized value of hedges was $43 million, which reflects the amount by which the settlement value of power contracts exceeded market prices for power, partially offset by the amount by which contract prices for fuel exceeded market prices for fuel. In 2008, realized value of hedges was $26 million, which reflects the amount by which market prices for fuel exceeded contract prices for fuel and the amount by which the settlement value of power contracts exceeded market prices for power.

Our unrealized gross margin for both periods reflects the following:

•	unrealized gains of $16 million in 2009, which included a $65 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and fuel prices, partially offset by $49 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period; and

•	unrealized losses of $10 million in 2008, which included $6 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period and a $4 million net decrease in the value of hedge contracts for future periods primarily related to increases in forward power and fuel prices.

Operating Expenses

The decrease of $16 million in operating expenses was principally the result of the following:

•	a decrease of $41 million in operations and maintenance expense primarily related to the shutdown of the Lovett generating facility in April 2008 and lower maintenance expense as a result of planned outages at the Canal generating facility in 2008, partially offset by

•	a decrease of $26 million in gain on sales of assets primarily related to emissions allowances sold to third parties.

California

Our California segment consists of three generating facilities with total net generating capacity of 2,347 MW. The following table summarizes the results of operations of our California segment:

			Increase/
	2009	2008	(Decrease)
		(in millions)

Gross Margin:
Energy	$—	$4	$(4)
Contracted and capacity	122	123	(1)

Total realized gross margin	122	127	(5)
Unrealized gross margin	—	—	—

Total gross margin (excluding depreciation and amortization)	122	127	(5)

Operating Expenses:
Operations and maintenance	74	68	6
Depreciation and amortization	22	23	(1)
Impairment losses	14	—	14
Gain on sales of assets, net	—	(7)	7

Total operating expenses, net	110	84	26

Operating income	$12	$43	$(31)

Operating Expenses

The increase of $26 million in operating expenses was principally a result of the following:

•	an impairment loss of $14 million on intangible assets related to our Potrero and Contra Costa generating facilities during 2009. See note 3(d) to our consolidated financial statements for additional information related to our impairment reviews; and

•	a decrease of $7 million in gain on sales of assets primarily related to emissions allowances sold to third parties.

Energy Marketing

Our Energy Marketing segment consists of proprietary trading and fuel oil management activities. The following table summarizes the results of operations of our Energy Marketing segment:

			Increase/
	2009	2008	(Decrease)
		(in millions)

Gross Margin:
Energy	$167	$(17)	$184

Total realized gross margin	167	(17)	184
Unrealized gross margin	(113)	120	(233)

Total gross margin (excluding depreciation and amortization)	54	103	(49)

Operating Expenses:
Operations and maintenance	11	10	1
Depreciation and amortization	1	1	—

Total operating expenses, net	12	11	1

Operating income	$42	$92	$(50)

Gross Margin

The increase of $184 million in realized gross margin was principally a result of the following:

•	an increase of $184 million in energy primarily as a result of $112 million increase from our fuel oil management activities and a $72 million increase from proprietary trading activities. The increase from our fuel oil management activities includes a $25 million gain from the sale of excess fuel oil in 2009 and a $37 million lower of cost or market fuel oil inventory adjustment recognized in the fourth quarter of 2008. The increase in gross margin from proprietary trading activities was a result of higher realized value associated with power positions in 2009 as compared to 2008.

Our unrealized gross margin for both periods reflects the following:

•	unrealized losses of $113 million in 2009, which included $101 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period and a $12 million net decrease in the value of contracts for future periods; and

•	unrealized gains of $120 million in 2008, which included a $65 million net increase in the value of contracts for future periods and $55 million associated with the reversal of previously recognized unrealized losses from power and fuel contracts that settled during the period.

Other Operations

Other Operations includes parent company adjustments for affiliate transactions and other activities that cannot be specifically identified to another segment. The following table summarizes the results of operations of our Other Operations segment:

			Increase/
	2009	2008	(Decrease)
		(in millions)

Operating Expenses:
Depreciation and amortization	$3	$1	$2
Impairment losses	5	—	5
Gain on sales of assets, net	—	(1)	1

Total operating expenses, net	8	—	8

Operating loss	$(8)	$—	$(8)

Operating Expenses

The increase of $8 million in operating expenses was primarily the result of a $5 million increase in impairment losses recognized in the fourth quarter of 2009 for capitalized interest recorded at GenOn North America related to the Potomac River generating facility.

Financial Condition

Liquidity and Capital Resources

Management thinks that our liquidity position and cash flows from operations will be adequate to fund operating, maintenance and capital expenditures, to fund debt service and to meet other liquidity requirements. Management regularly monitors our ability to fund our operating, financing and investing activities. See note 4 to our consolidated financial statements for additional discussion of our debt.

Debt Financing Transactions Related to the Merger

GenOn entered into new senior secured credit facilities comprised of a $788 million five-year senior secured revolving credit facility and a $700 million seven-year senior secured term loan (the GenOn credit facilities). The funding of the term loan facility and the availability of borrowings and letters of credit under the revolving credit facility were subject to the closing of the Merger and the satisfaction of the conditions precedent thereto. In addition, GenOn Escrow, a wholly-owned subsidiary of GenOn, issued senior notes in an aggregate principal amount of $1.225 billion. Upon issuance, the proceeds of the notes (which were issued at a discount), together with additional funds, were deposited into a segregated escrow account pending completion of the Merger. Upon completion of the Merger, GenOn Escrow merged with and into GenOn which assumed all of GenOn Escrow’s obligations under the notes and the related indenture and the funds held in escrow were released to GenOn. The proceeds of the new GenOn credit facilities and senior notes were used, in part, to redeem the GenOn North America senior notes, repay and terminate the GenOn North America term loan and replace the GenOn North America revolving credit facility.

The GenOn credit facilities, and the subsidiary guarantees thereof, are senior secured obligations of GenOn and certain of its existing and future direct and indirect subsidiaries, excluding GenOn Americas Generation; provided, however, that certain of GenOn Americas Generation’s subsidiaries (other than GenOn Mid-Atlantic and GenOn Energy Management and their subsidiaries) guarantee the GenOn credit facilities to the extent permitted under the indenture for the senior notes of GenOn Americas Generation.

Sources of Funds and Capital Structure

Maintaining sufficient liquidity in our business is crucial in order to mitigate the risk of future financial distress to us. Accordingly, we plan on a prospective basis for the expected liquidity requirements of our business considering the factors listed below:

•	expected expenditures with respect to maintenance activities and capital improvements, and related outages;

•	expected collateral postings in support of our business;

•	effects of market price volatility on the amount of collateral postings for hedge transactions and risk management transactions;

•	effects of market price volatility on fuel pre-payment requirements;

•	seasonal and intra-month working capital requirements;

•	debt service obligations; and

•	costs associated with litigation, regulatory and tax proceedings.

The principal sources of our liquidity are expected to be: (a) existing cash on hand and expected cash flows from the operations of our subsidiaries, (b) at its discretion, letters of credit issued under GenOn’s senior secured revolving credit facility, and (c) at its discretion, additional capital contributions from GenOn.

Our operating cash flows may be affected by, among other things: (a) demand for electricity; (b) the difference between the cost of fuel used to generate electricity and the market value of the electricity generated; (c) commodity prices (including prices for electricity, emissions allowances, natural gas, coal and oil); (d) operations and maintenance expenses in the ordinary course; (e) planned and unplanned outages; (f) terms with trade creditors; and (g) cash requirements for capital expenditures relating to certain facilities (including those necessary to comply with environmental regulations).

The table below sets forth total cash and cash equivalents of GenOn Americas Generation and its subsidiaries at December 31, 2010 (in millions):

Cash and Cash Equivalents:
GenOn Americas Generation (excluding GenOn Mid-Atlantic)	$312
GenOn Mid-Atlantic	202

Total cash and cash equivalents	$514

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2010, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

GenOn Americas Generation is a holding company. The chart below is a summary representation of our capital structure and is not a complete corporate organizational chart.

(1)	At December 31, 2010, the present value of lease payments under the GenOn Mid-Atlantic operating leases was approximately $927 million (assuming a 10% discount rate) and the termination value of the GenOn Mid-Atlantic operating leases was $1.4 billion.

Except for existing cash on hand, GenOn Americas Generation is a holding company that is dependent on the distributions and dividends of its subsidiaries for liquidity and, at its discretion, additional capital contributions from GenOn. In particular, a substantial portion of cash from its operations is generated by GenOn Mid-Atlantic.

GenOn Mid-Atlantic’s ability to pay dividends and make distributions is restricted under the terms of its operating leases. Under the operating leases, GenOn Mid-Atlantic is not permitted to make any distributions and other restricted payments unless: (a) it satisfies the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) it is projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. In the event of a default under the operating leases or if the restricted payment tests are not satisfied, GenOn Mid-Atlantic would not be able to distribute cash. At December 31, 2010, GenOn Mid-Atlantic satisfied the restricted payments test.

Pursuant to the terms of its lease documents, GenOn Mid-Atlantic is restricted from, among other actions, (a) encumbering assets, (b) entering into business combinations or divesting assets, (c) entering into transactions with affiliates on other than an arm’s length basis or (d) materially changing its business. Therefore, at December 31, 2010, all of GenOn Mid-Atlantic’s net assets (excluding cash) were deemed restricted for purposes of Rule 4-08(e)(3)(ii) of Regulation S-X.

The amounts of the deemed restricted net assets were as follows:

	December 31,
	2010	2009
	(in millions)

GenOn Mid-Atlantic	$3,698	$4,761

Our ability to pay our obligations is dependent on the receipt of dividends from GenOn North America, capital contributions or intercompany loans from GenOn and our ability to refinance all or a portion of those obligations as they become due. Although we continue to evaluate our refinancing options, we expect to maintain adequate liquidity to retire our $535 million of senior notes that come due in May 2011.

Uses of Funds

Our requirements for liquidity and capital resources, other than for the day-to-day operation of our generating facilities, are significantly influenced by the following items: (a) capital expenditures, (b) debt service, (c) payments under the GenOn Mid-Atlantic operating leases, and (d) collateral required for our asset management and proprietary trading and fuel oil management activities.

Capital Expenditures.  Our capital expenditures, excluding capitalized interest, during 2010, were $247 million. Our estimated capital expenditures, excluding capitalized interest, for 2011 and 2012 are $266 million and $53 million, respectively. See Item 1, “Business” for further discussion of our capital expenditures.

Debt Service.  At December 31, 2010, we had $2.3 billion of long-term debt ($1.4 billion of which was classified as current) with expected interest payments of $91 million for 2011. See note 4 to our consolidated financial statements.

GenOn Mid-Atlantic Operating Leases.  GenOn Mid-Atlantic leases a 100% interest in both the Dickerson and Morgantown baseload units and associated property through 2029 and 2034, respectively. GenOn Mid-Atlantic has an option to extend the leases. Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. We are accounting for these leases as operating leases. Although there is variability in the scheduled payment amounts over the lease term, we recognize rent expense for these leases on a straight-line basis in accordance with GAAP. Rent expense under the GenOn Mid-Atlantic leases was $96 million for each of 2010, 2009 and 2008. The scheduled payment amounts for the GenOn Mid-Atlantic leases are $134 million and $132 million for 2011 and 2012, respectively. At December 31, 2010, the total notional minimum lease payments for the remaining term of the leases aggregated $1.7 billion and the aggregate termination value for the leases was approximately $1.4 billion and generally decreases over time. In addition, the present value of lease payments at December 31, 2010 was approximately $927 million (assuming a 10% discount rate). GenOn provides letters of credit in support of GenOn Mid-Atlantic’s lease obligations in an aggregate amount equal to the greatest of the next six months scheduled rent payments, 50% of the next 12 months scheduled rent payments or $75 million.

Cash Collateral and Letters of Credit.  In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide cash collateral or letters of credit as credit support for various contractual and other obligations incurred in connection with our commercial and operating activities, including obligations in respect of transmission and interconnection access, participation in power pools, rent reserves, power purchases and sales, fuel and emission purchases and sales, construction and equipment purchases and other operating activities. Credit support includes cash collateral, letters of credit, surety bonds and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. At December 31, 2010, we had $120 million of posted cash collateral and GenOn had $195 million of letters of credit outstanding under its revolving credit facility on our behalf primarily to support our asset management activities, trading activities, rent reserve requirements and other commercial arrangements. Upon the completion of the Merger, the outstanding letters of credit under the GenOn North America senior secured revolving credit facility were transferred to the GenOn senior secured revolving credit facility. Our liquidity requirements are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility, credit terms with third parties and regulation of energy contracts. See Item 1, “Business” for our discussion on the Dodd-Frank Act. See note 4 to our consolidated financial statements.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds provided:

	December 31,
	2010	2009
	(in millions)

Cash collateral posted—energy trading and marketing	$80	$41
Cash collateral posted—other operating activities	40	42
Letters of credit—energy trading and marketing(1)	63	51
Letters of credit—rent reserves(1)	101	101
Letters of credit—other operating activities(1)	31	47
Surety bonds	7	1

Total	$322	$283

(1)	At December 31, 2010, represents letters of credit posted by GenOn for the benefit of GenOn Americas Generation.

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

Our debt obligations, off-balance sheet arrangements and contractual obligations at December 31, 2010, are as follows:

	Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations by Year
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
			(in millions)

Long-term debt	$3,430	$1,480	$160	$160	$1,630
GenOn Mid-Atlantic operating leases	1,730	134	270	241	1,085
Other operating leases	39	5	7	8	19
Fuel commitments	914	371	543	—	—
Maryland Healthy Air Act	155	155	—	—	—
Other	287	137	55	27	68

Total payments	$6,555	$2,282	$1,035	$436	$2,802

Our contractual obligations table does not include our derivative obligations reported at fair value (other than fuel supply commitments), which are discussed in note 2 to our consolidated financial statements and asset retirement obligations which are discussed in note 3 to our consolidated financial statements.

Long-term debt includes the current portion of long-term debt and long-term debt on our consolidated balance sheets, which are discussed in note 4 to our consolidated financial statements. Long-term debt also includes estimated interest on debt. These amounts do not include unamortized debt discounts.

GenOn Mid-Atlantic operating leases relate to our minimum lease payments associated with our off-balance sheet leases of the Dickerson and Morgantown baseload units. In addition, we have commitments under other operating leases with various terms and expiration dates.

Fuel commitments primarily relate to coal agreements.

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

Other primarily represents the open purchase orders less invoices received related to general procurement of products and services purchased in the ordinary course of business. These include construction, maintenance and labor activities at our generating facilities. Other also includes fuel transportation agreements, limestone supply and transportation agreements, our LTSA associated with the maintenances of a turbine at our Kendall generating facility and miscellaneous noncurrent liabilities.

Historical Cash Flows

2010 Compared to 2009

Operating Activities.  The changes in our operating cash flows are detailed as follows:

			Increase/
	2010	2009	(Decrease)
	(in millions)

Operating income (loss)	$(187)	$613	$(800)
Non-cash items(1)	844	336	508
Receivables and accounts payable and accrued liabilities, net	17	23	(6)
Funds on deposit	87	26	61
Inventories	(76)	(35)	(41)
Interest payments, net of amounts capitalized	(185)	(124)	(61)
Prepaid rent	(44)	(46)	2
Other, net	(12)	(27)	15

Net cash provided by operating activities	$444	$766	$(322)

(1)	See our consolidated statements of cash flows for additional information.

Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities decreased by $322 million during 2010, compared to 2009, primarily as a result of the following:

•	Realized gross margin. A decrease in cash provided of $294 million in 2010, compared to 2009, excluding a decrease in non-cash lower of cost or market fuel inventory adjustments of $10 million. See “Results of Operations” in this Item 7 for additional discussion of our performance in 2010 compared to 2009;

•	Interest payments, net of amounts capitalized. An increase in cash used of $61 million primarily as a result of a decrease in capitalized interest (which is included in investing activities);

•	Inventory. An increase in cash used of $41 million primarily as a result of higher prices and purchases of a larger volume of fuel oil;

•	Operating expenses. An increase in cash used for operations and maintenance expense of $7 million, primarily as a result of costs related to the operation of our scrubbers in 2010, offset in part by a decrease in shutdown costs associated with the demolished Lovett generating facility and a decrease in outage costs. See “Results of Operations” in this Item 7 for additional discussion of our performance in 2010 compared to 2009; and

•	Other operating assets and liabilities. An increase in cash used of $2 million related to changes in other operating assets and liabilities.

The increases in cash used in and decrease in cash provided by operating activities were partially offset by the following:

•	Funds on deposit. An increase in cash provided of $61 million. We received $87 million in collateral from our counterparties in 2010 compared to $26 million returned from our counterparties in 2009; and

•	Property taxes. A decrease in cash used of $22 million primarily related to the timing of property tax payments and lower property taxes assessed on the value of the Lovett generating facility which was demolished in 2009.

Investing Activities.  The changes in our investing cash flows are detailed as follows:

			Increase/
	2010	2009	(Decrease)
	(in millions)

Capital expenditures	$(252)	$(666)	$414	(1)
Proceeds from the sales of assets	8	25	(17	)(2)
Restricted deposit payments and other	(866)	1	(867	)(3)

Net cash used in investing activities	$(1,110)	$(640)	$(470)

(1)	Primarily related to placing scrubbers for our Maryland generating facilities in service during the fourth quarter of 2009 as part of our compliance with the Maryland Healthy Air Act.

(2)	Primarily related to sales of emissions allowances in 2009 as compared to 2010.

(3)	Primarily related to funds deposited with the Trustee to pay the GenOn North America senior notes, which were redeemed on January 3, 2011.

Financing Activities.  The changes in our financing cash flows are detailed as follows:

			Increase/
	2010	2009	(Decrease)
	(in millions)

Redemption of preferred stock in affiliate	$295	$84	$211	(1)
Repayments of long-term debt—nonaffiliate	(376)	(45)	(331	)(2)
Capital contributions	1,079	—	1,079	(3)
Distributions to member	(222)	(115)	(107	)(4)

Net cash provided by (used in) financing activities	$776	$(76)	$852

(1)	Includes $295 million related to the final redemptions of Series B preferred stock held by us and Series A preferred stock held by GenOn Mid-Atlantic (see note 6 to our consolidated financial statements for further discussion)

(2)	Includes $373 million related to the repayment of the GenOn North America senior secured term loan (see note 4 to our consolidated financial statements for further discussion).

(3)	Includes $1.079 billion related to contributions from GenOn Americas primarily for the repayment of the GenOn North America senior secured notes and senior secured credit facility.

(4)	Includes $222 million related to distributions to our member during 2010 compared to $115 million during 2009.

2009 Compared to 2008

Operating Activities.  The changes in our operating cash flows are detailed as follows:

			Increase/
	2009	2008	(Decrease)
		(in millions)

Operating income	$613	$1,374	$(761)
Non-cash items(1)	336	(604)	940
Receivables and accounts payable and accrued liabilities, net	23	32	(9)
Funds on deposit	26	109	(83)
Inventories	(35)	47	(82)
Interest payments, net of amounts capitalized	(124)	(175)	51
Interest income	1	16	(15)
Prepaid rent	(46)	(24)	(22)
Other, net	(28)	(15)	(13)

Net cash provided by operating activities of continuing operations	766	760	6
Net cash provided by operating activities of discontinued operations	—	1	(1)

Net cash provided by operating activities	$766	$761	$5

(1)	See our consolidated statements of cash flows for additional information.

Continuing Operations

Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities from continuing operations increased $6 million during 2009, compared to 2008, primarily as a result of the following:

•	Realized gross margin. An increase in cash provided of $176 million in 2009, compared to 2008, excluding a decrease in non-cash lower of cost or market fuel inventory adjustments of $33 million. See “Results of Operations” for additional discussion of our performance in 2009 compared to 2008; and

•	Interest payments, net of amounts capitalized. A decrease in cash used of $51 million primarily as a result of lower outstanding debt and higher interest capitalized on projects under construction.

The increase in cash provided by and decrease in cash used in operating activities were partially offset by the following:

•	Funds on deposit. A decrease in cash provided of $83 million. During 2009, we had net cash collateral returned to us of $26 million. During 2008, we had net cash collateral returned to us of $109 million primarily related to the cash collateral account to support issuance of letters of credit under the GenOn North America senior secured term loan;

•	Inventories. An increase in cash used of $82 million as a result of higher inventory levels of coal and fuel oil, partially offset by lower market prices in 2009 as compared to 2008;

•	Prepaid rent. An increase in cash used for our GenOn Mid-Atlantic operating leases as the scheduled rent payments were higher by $22 million during 2009 than during 2008;

•	Interest income. A decrease in cash provided of $15 million primarily as a result of lower interest rates on invested cash, as well as lower average cash balances;

•	Receivables and accounts payable and accrued liabilities, net. A decrease in cash provided of $9 million primarily related to an increase in cash used of $111 million as a result of $43 million collateral returned to counterparties during 2009 as compared to $68 million received from counterparties during 2008, partially offset by a decrease in cash used of $102 million during 2009 primarily related to (a) a decrease in power prices in 2009 compared to 2008 and (b) the implementation in June 2009 of weekly settlements with PJM (in lieu of monthly settlements) which reduced the amount of outstanding receivables for the PJM markets; and

•	Other operating assets and liabilities. An increase in cash used of $10 million related to changes in other operating assets and liabilities.

Discontinued Operations

In 2008, net cash provided by operating activities from discontinued operations was a result of final working capital adjustments related to the 2007 dispositions of the Zeeland and Bosque natural gas-fired generating facilities and Mirant NY-Gen, LLC.

Investing Activities.  The changes in our investing cash flows are detailed as follows:

			Increase/
	2009	2008	(Decrease)
		(in millions)

Capital expenditures	$(666)	$(720)	$54	(1)
Proceeds from the sales of assets	25	40	(15	)(2)
Restricted deposit payments and other	1	(34)	35	(3)

Net cash used in investing activities of continuing operations	(640)	(714)	74
Net cash provided by investing activities of discontinued operations	—	18	(18	)(4)

Net cash used in investing activities	$(640)	$(696)	$56

(1)	Primarily related to our environmental capital expenditures for our Maryland generating facilities related to our compliance with the Maryland Healthy Air Act.

(2)	Primarily related to sales of emissions allowances to third parties.

(3)	Related to $34 million placed in an escrow account in September 2008, to satisfy the conditions of Potomac River’s agreement with the City of Alexandria, Virginia. See note 10 to our consolidated financial statements for additional information on Potomac River’s agreement with the City of Alexandria, Virginia.

(4)	Primarily as a result of $16 million related to insurance recoveries for repairs of the Swinging Bridge generating facility.

Financing Activities.  The changes in our financing cash flows are detailed as follows:

			Increase/
	2009	2008	(Decrease)
		(in millions)

Redemption of preferred stock in affiliate	$84	$31	$53	(1)
Repayments and purchases of long-term debt	(45)	(419)	374	(2)
Repayment of note payable—affiliate, net	—	(6)	6
Capital contributions	—	282	(282	)(3)
Distributions to member	(115)	(297)	182	(4)

Net cash used in financing activities	$(76)	$(409)	$333

(1)	Related to the redemption of Series A preferred stock held by GenOn Mid-Atlantic (see note 6 to our consolidated financial statements for further discussion).

(2)	Includes $276 million for the 2008 purchase and retirement of GenOn Americas Generation senior notes due in 2011.

(3)	Includes $282 million as a result of contributions from GenOn Americas primarily for the purchase of our bonds in 2008.

(4)	Related to distributions of $115 million to our member during 2009 compared to $297 million during 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

B. GenOn Mid-Atlantic

This section is intended to provide the reader with information that will assist in understanding GenOn Mid-Atlantic’s financial statements, the changes in those financial statements from year to year and the primary factors contributing to those changes. The following discussion should be read in conjunction with GenOn Mid-Atlantic’s consolidated financial statements and the notes accompanying those financial statements.

Merger of Mirant and RRI Energy

Refer to “Merger of Mirant and RRI Energy” above for GenOn Americas Generation.

Our Business

With approximately 5,204 MW of electric generating capacity in the PJM market, we operate across various fuel (natural gas, coal and oil) and technology types, and operating characteristics. We provide energy, capacity, ancillary and other energy services to wholesale customers in the PJM market. GenOn Americas Generation’s commercial operations provides us with services that consist primarily of dispatching electricity, hedging the generation and sale of electricity, procuring and managing fuel and providing logistical support for the operation of our facilities (e.g., by procuring transportation for coal and natural gas).

We typically sell the electricity we produce into the wholesale market at prices in effect at the time we produce it (spot price). We use dispatch models to assist in making daily bidding decisions regarding the quantity and price of the power we offer to generate from our facilities and sell into the markets. We bid the energy from our generating facilities into the hour-ahead or day-ahead energy market and sell ancillary services through the PJM market. We work with the PJM market in real time to ensure that our generating facilities are dispatched economically to meet the reliability needs of the market.

We sell capacity either bilaterally or through periodic auctions in the PJM. These capacity sales provide an important source of predictable revenues for us over the contracted period. At January 31, 2011, total projected contracted capacity revenues for which prices had been set for 2011 through 2014 are $881 million.

Hedging Activities

Spot prices for electricity are volatile, as are prices for fuel and emissions allowances. We use derivative financial instruments, such as commodity forwards, futures, options and swaps, to manage our exposure to fluctuations in electric energy and fuel commodity prices. In addition, we hedge economically a substantial portion of our PJM coal-fired baseload generation. We generally do not hedge our intermediate and peaking units for tenors greater than 12 months. We hedge economically using products which we expect to be effective to mitigate the price risk of our generation, including natural gas. However, as a result of market liquidity limitations, our hedges often are not an exact match for the generation being hedged, and, we then have some risks resulting from price differentials for different delivery points and for implied differences in heat rates when we hedge economically power using natural gas. Although some of our hedges are executed through our affiliate, GenOn Energy Management, a majority of our hedges are financial swap transactions with financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. At January 31, 2011, our aggregate hedge levels based on expected generation for each year were as follows:

	2011(1)	2012	2013	2014	2015

Power	89%	78%	40%	38%	—%
Fuel	88%	79%	55%	—%	—%

(1)	Percentages represent the period from February through December 2011.

See Item 1A, “Risk Factors—Risks Related to Economic and Financial Market Conditions” for a discussion of:

•	the risks of consolidation of financial institutions and more restrictive capital constraints and regulation, which could have a negative effect on our ability to hedge economically with creditworthy counterparties; and

•	the risks of implementation of the Dodd-Frank Act on our ability to hedge economically our generation, including potentially reducing liquidity in the energy and commodity markets and, if we are required to clear such transactions on exchanges or meet other requirements, by significantly increasing the collateral costs associated with such activities.

Capital Expenditures and Capital Resources

For 2010, we invested $233 million for capital expenditures, of which $114 million related to compliance with the Maryland Healthy Air Act. At December 31, 2010, we have invested $1.519 billion of the $1.674 billion that was budgeted for capital expenditures related to compliance with the Maryland Healthy Air Act. As the final part of our compliance with the Maryland Healthy Air Act, we placed four scrubbers in service at our Maryland facilities in the fourth quarter of 2009. Provisions in the construction contracts for the scrubbers provide for certain payments to be made after final completion of the project. The current budget of $1.674 billion continues to represent our best estimate of the total capital expenditures for compliance with the Maryland Healthy Air Act. See note 9 to our consolidated financial statements for further discussion of scrubber contract litigation.

The following table details the expected timing of payments for our estimated capital expenditures for 2011 and 2012:

	2011	2012
	(in millions)

Maryland Healthy Air Act	$155	$—
Other environmental	7	5
Maintenance	44	34
Other construction	52	4

Total	$258	$43

We expect that available cash and future cash flows from operations will be sufficient to fund these capital expenditures.

Environmental Matters

Refer to “Environmental Matters” above for GenOn Americas Generation.

Commodity Prices

Refer to “Commodity Prices” above for GenOn Americas Generation.

IBEW Local 1900 Collective Bargaining Agreement

Refer to “IBEW Local 1900 Collective Bargaining Agreement” above for GenOn Americas Generation.

Results of Operations

Non-GAAP Performance Measures.  The following discussion includes the non-GAAP financial measures realized gross margin and unrealized gross margin to reflect how we manage our business. In our discussion of the results of our reportable segments, we include the components of realized gross margin, which are energy, contracted and capacity and realized value of hedges. Management generally evaluates our operating results excluding the impact of unrealized gains and losses. When viewed with our GAAP financial results, these non-GAAP financial measures may provide a more complete understanding of factors and trends affecting our business. Realized gross margin represents our gross margin (excluding depreciation and amortization) less unrealized gains and losses on derivative financial instruments. Conversely, unrealized gross margin represents our unrealized gains and losses on derivative financial instruments. None of our derivative financial instruments recorded at fair value is designated as a hedge and changes in their fair values are recognized currently in income as unrealized gains or losses. As a result, our financial results are, at times, volatile and subject to fluctuations in value primarily because of changes in forward electricity and fuel prices. Realized gross margin, together with its components energy, contracted and capacity and realized value of hedges, provide a measure of performance that eliminates the volatility reflected in unrealized gross margin, which is created by significant shifts in market values between periods. However, these non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures used by other companies. We use these non-GAAP financial measures in communications with investors, analysts, rating agencies, banks and other parties. We think these non-GAAP financial measures provide meaningful representations of our consolidated operating performance and are useful to us and others in facilitating the analysis of our results of operations from one period to another. We encourage our investors to review our consolidated financial statements and other publicly filed reports in their entirety and not to rely on a single financial measure.

2010 Compared to 2009

Consolidated Financial Performance

We reported net loss of $781 million and net income of $344 million for 2010 and 2009, respectively. The change in net income/loss is detailed as follows:

			Increase/
	2010	2009	(Decrease)
	(in millions)

Realized gross margin	$999	$1,107	$(108)
Unrealized gross margin	7	144	(137)

Total gross margin (excluding depreciation and amortization)	1,006	1,251	(245)

Operating expenses:
Operations and maintenance—nonaffiliate	299	245	54
Operations and maintenance—affiliate	194	189	5
Depreciation and amortization	141	98	43
Impairment losses	1,153	385	768
Gain on sales of assets, net—affiliate	(3)	(14)	11

Total operating expenses, net	1,784	903	881

Operating income (loss)	(778)	348	(1,126)

Other expense, net:
Interest expense, net	3	3	—
Other, net	1	1	—

Total other expense, net	4	4	—

Income (loss) before income taxes	(782)	344	(1,126)
Benefit for income taxes	(1)	—	(1)

Net income (loss)	$(781)	$344	$(1,125)

Refer to “Eastern PJM” in “Results of Operations—GenOn Americas Generation” above for our realized and unrealized gross margin and operating expenses, additional related details and variance explanations.

Segment

Refer to “Eastern PJM” in “Segments—GenOn Americas Generation” above for details on the Eastern PJM segment.

Operating Statistics

Our net capacity factor was 34% during 2010, compared to 30% during 2009. Our power generation volumes during 2010 (in gigawatt hours) was 15,609 compared to 13,955 during 2009. See “Operating Statistics” in “Results of Operations—GenOn Americas Generation” above for additional details on net capacity factor and power generation volumes.

Gross Margin

Refer to “Eastern PJM” in “Results of Operations—GenOn Americas Generation” above for our realized and unrealized gross margin, additional related details and variance explanations.

Operating Expenses

Refer to “Eastern PJM” in “Results of Operations—GenOn Americas Generation” above for our operating expenses variance explanations.

2009 Compared to 2008

Consolidated Financial Performance

We reported net income of $344 million and $1.217 billion for 2009 and 2008, respectively. The change in net income is detailed as follows:

			Increase/
	2009	2008	(Decrease)
	(in millions)

Realized gross margin	$1,107	$1,038	$69
Unrealized gross margin	144	676	(532)

Total gross margin (excluding depreciation and amortization)	1,251	1,714	(463)

Operating expenses:
Operations and maintenance—nonaffiliate	245	239	6
Operations and maintenance—affiliate	189	173	16
Depreciation and amortization	98	92	6
Impairment losses	385	—	385
Gain on sales of assets, net—affiliate	(14)	(8)	(6)

Total operating expenses, net	903	496	407

Operating income	348	1,218	(870)
Other expense, net:
Interest expense, net	3	—	3
Other, net	1	1	—

Total other expense, net	4	1	3

Net income	$344	$1,217	$(873)

Refer to “Eastern PJM” in “Results of Operations—GenOn Americas Generation” above for our realized and unrealized gross margin and operating expenses, additional related details and variance explanations.

Segment

Refer to “Eastern PJM” in “Segments—GenOn Americas Generation” above for details on the Eastern PJM segment.

Operating Statistics

Our net capacity factor was 30% during 2009, compared to 33% during 2008. Our power generation volumes during 2009 (in gigawatt hours) was 13,955 compared to 14,999 during 2008. See “Operating Statistics” in “Results of Operations—GenOn Americas Generation” above for additional details on net capacity factor and power generation volumes.

Gross Margin

Refer to “Eastern PJM” in “Results of Operations—GenOn Americas Generation” above for our realized and unrealized gross margin, additional related details and variance explanations.

Operating Expenses

Refer to “Eastern PJM” in “Results of Operations—GenOn Americas Generation” above for our operating expenses variance explanations.

Financial Condition

Liquidity and Capital Resources

Management thinks that our liquidity position and cash flows from operations will be adequate to fund operating, maintenance capital expenditures, and to service our operating leases and to meet other liquidity requirements. Management regularly monitors our ability to fund our operating, financing and investing activities.

Sources of Funds

Maintaining sufficient liquidity in our business is crucial in order to mitigate the risk of future financial distress to us. Accordingly, we plan on a prospective basis for the expected liquidity requirements of our business considering the factors listed below:

•	expected expenditures with respect to maintenance activities and capital improvements, and related outages;

•	expected collateral postings in support of our business;

•	effects of market price volatility on the amount of collateral postings for hedge transactions and risk management transactions;

•	effects of market price volatility on fuel pre-payment requirements; and

•	seasonal and intra-month working capital requirements.

The principal sources of our liquidity are expected to be: (a) existing cash on hand and expected cash flows from our operations and the operations of our subsidiaries, (b) at its discretion, capital contributions or advances from GenOn North America and (c) at its discretion, letters of credit issued under GenOn’s senior secured revolving credit facility.

Our operating cash flows may be affected by, among other things: (a) demand for electricity; (b) the difference between the cost of fuel used to generate electricity and the market value of the electricity generated; (c) commodity prices (including prices for electricity, emissions allowances, natural gas, coal and oil); (d) operations and maintenance expenses in the ordinary course; (e) planned and unplanned outages; (f) terms with trade creditors; and (g) cash requirements for capital expenditures relating to certain facilities (including those necessary to comply with environmental regulations).

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2010, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

At December 31, 2010, we had $202 million of cash, which amount was available under the operating leases for distribution to GenOn North America.

Under the operating leases, we are subject to a covenant that restricts our right to make distributions. Our ability to satisfy the criteria set by that covenant in the future could be impaired by factors which negatively affect the performance of our power generating facilities, including interruptions in operations or curtailment of operations to comply with environmental restrictions.

Uses of Funds

Our requirements for liquidity and capital resources, other than for the day-to-day operation of our generating facilities, are significantly influenced by capital expenditures and payments under our operating leases.

Capital Expenditures.  Our capital expenditures during 2010 were $233 million. Our estimated capital expenditures for 2011 and 2012 are $258 million and $43 million, respectively. See Item 1, “Business” for further discussion of our capital expenditures.

Operating Leases.  We lease 100% interest in both the Dickerson and Morgantown baseload units and associated property through 2029 and 2034, respectively, and have an option to extend the leases. Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. We are accounting for these leases as operating leases. Although there is variability in the scheduled payment amounts over the lease term, we recognize rent expense for these leases on a straight-line basis in accordance with GAAP. Rent expense under our leases was $96 million for each of 2010, 2009 and 2008. The scheduled payment amounts for our leases are $134 million and $132 million for 2011 and 2012, respectively. At December 31, 2010, the total notional minimum lease payments for the remaining term of the leases aggregated $1.7 billion and the aggregate termination value for the leases was approximately $1.4 billion and generally decreases over time. In addition, the present value of lease payments at December 31, 2010 was approximately $927 million (assuming a 10% discount rate). GenOn provides letters of credit in support of our lease obligations in an aggregate amount equal to the greatest of the next six months scheduled rent payments, 50% of the next 12 months scheduled rent payments or $75 million.

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

Our debt obligations, off-balance sheet arrangements and contractual obligations at December 31, 2010, are as follows:

	Debt Obligations, Off-Balance Sheet Arrangements and
	Contractual Obligations by Year
		Less than	One to	Three to	More than
	Total	One Year	Three Years	Five Years	Five Years
	(in millions)

Long-term debt	$27	$6	$10	$11	$—
Generating units operating leases	1,730	134	270	241	1,085
Other operating leases	37	5	7	7	18
Fuel commitments	914	371	543	—	—
Maryland Healthy Air Act	155	155	—	—	—
Other	222	123	47	24	28

Total payments	$3,085	$794	$877	$283	$1,131

Our contractual obligations table does not include our derivative obligations reported at fair value (other than fuel supply commitments), which are discussed in note 2 to our consolidated financial statements and asset retirement obligations which are discussed in note 3 to our consolidated financial statements.

Long-term debt consists of a capital lease by GenOn Chalk Point and is reflected in the current portion of long-term debt and long-term debt on our consolidated balance sheets, which are discussed in note 4 to our consolidated financial statements. Long-term debt also includes estimated interest on the capital lease.

Generating units operating leases relate to our minimum lease payments associated with our off-balance sheet leases of the Dickerson and Morgantown baseload units. In addition, we have commitments under other operating leases with various terms and expiration dates.

Fuel commitments primarily relate to coal agreements.

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

Other primarily represents the open purchase orders less invoices received related to general procurement of products and services purchased in the ordinary course of business. These include construction, maintenance and labor activities at our generating facilities. Other also includes fuel transportation agreements and limestone supply and transportation agreements, entered into on our behalf by our affiliate, GenOn Energy Management.

Historical Cash Flows

2010 Compared to 2009

Operating Activities.  The changes in our operating cash flows are detailed as follows:

			Increase/
	2010	2009	(Decrease)
	(in millions)

Operating income (loss)	$(778)	$348	$(1,126)
Non-cash items(1)	1,329	354	975
Receivables and accounts payable, net	12	(5)	17
Inventories	(18)	(17)	(1)
Interest payments	(2)	(2)	—
Prepaid rent	(44)	(46)	2
Other, net	14	(25)	39

Net cash provided by operating activities	$513	$607	$(94)

(1)	See our consolidated statements of cash flows for additional information.

Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities decreased by $94 million during 2010, compared to 2009, primarily as a result of the following:

•	Realized gross margin. A decrease in cash provided of $124 million in 2010, compared to 2009, excluding a decrease in non-cash lower of cost or market fuel inventory adjustments of $16 million. See “Results of Operations” in this Item 7 for additional discussion of our performance in 2010 compared to 2009; and

•	Operating expenses. An increase in cash used for operations and maintenance expense of $26 million, primarily as a result of costs related to the operation of our scrubbers in 2010. See “Results of Operations” in this Item 7 for additional discussion of our performance in 2010 compared to 2009.

The decrease in cash provided by and increase in cash used in operating activities were partially offset by the following:

•	Property taxes. A decrease in cash used of $27 million primarily related to the timing of property tax payments;

•	Receivables and accounts payable, net. An increase in cash provided of $17 million primarily related to settlements of our non-collateralized power hedges; and

•	Other operating assets and liabilities. A decrease in cash used of $12 million related to changes in other operating assets and liabilities.

Investing Activities.  The changes in our investing cash flows are detailed as follows:

			Increase/
	2010	2009	(Decrease)
	(in millions)

Capital expenditures	$(233)	$(578)	$345	(1)
Proceeds from the sales of assets	4	14	(10	)(2)
Restricted deposit payments and other	1	1	—

Net cash used in investing activities	$(228)	$(563)	$335

(1)	Primarily related to placing our scrubbers in service during the fourth quarter of 2009 as part of our compliance with the Maryland Healthy Air Act.

(2)	Primarily related to sales of emissions allowances in 2009 as compared to 2010.

Financing Activities.  The changes in our financing cash flows are detailed as follows:

			Increase/
	2010	2009	(Decrease)
	(in millions)

Redemption of preferred stock in affiliate	$145	$84	$61	(1)
Repayment of long-term debt—nonaffiliate	(3)	(3)	—
Distributions to member	(350)	(125)	(225	)(2)

Net cash used in financing activities	$(208)	$(44)	$(164)

(1)	Related to the redemption of our Series A preferred stock of GenOn Americas (see note 6 to our consolidated financial statements for further discussion).

(2)	Related to distributions of $350 million to our member during 2010 compared to $125 million during 2009.

2009 Compared to 2008

Operating Activities.  The changes in our operating cash flows are detailed as follows:

			Increase/
	2009	2008	(Decrease)
	(in millions)

Operating income	$348	$1,218	$(870)
Non-cash items(1)	354	(578)	932
Receivables and accounts payable, net	(5)	(9)	4
Funds on deposit	—	2	(2)
Inventories	(17)	(23)	6
Interest payments	(2)	(2)	—
Interest income	—	3	(3)
Prepaid rent	(46)	(24)	(22)
Other, net	(25)	10	(35)

Net cash provided by operating activities	$607	$597	$10

(1)	See our consolidated statements of cash flows for additional information.

Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities increased by $10 million during 2009 compared to 2008, primarily as a result of the following:

•	Realized gross margin. An increase in cash provided of $84 million in 2009, compared to 2008, excluding an increase in non-cash lower of cost or market fuel inventory adjustments of $15 million. See “Results of Operations” in this item 7 for additional discussion of our performance in 2009 compared to 2008; partially offset by

•	Other operating assets and liabilities. An increase in cash used of $30 million related to changes in other operating assets and liabilities, of which approximately $19 million related to the timing of property tax payments in 2009 compared to 2008 and approximately $10 million related to option premiums received during 2008 compared to 2009;

•	Prepaid rent. An increase in cash used of $22 million as a result of scheduled rent payments for our leveraged leases were higher during 2009 than during 2008; and

•	Operating expense. An increase in cash used related to higher operations and maintenance expense of $22 million. See “Results of Operations” for additional discussion of our performance during 2009 compared to 2008.

Investing Activities.  The changes in our investing cash flows are detailed as follows:

	2009	2008	Increase
		(in millions)

Capital expenditures	$(578)	$(641)	$63	(1)
Proceeds from the sales of assets	14	8	6	(2)
Restricted deposit payments and other	1	(34)	35	(3)

Net cash used in investing activities	$(563)	$(667)	$104

(1)	Primarily related to our environmental capital expenditures related to our compliance with the Maryland Healthy Air Act.

(2)	Primarily related to sales of emissions allowances to third parties.

(3)	Related to $34 million placed in an escrow account in September 2008, to satisfy the conditions of Potomac River’s agreement with the City of Alexandria, Virginia. See note 10 to our consolidated financial statements for additional information on Potomac River’s agreement with the City of Alexandria, Virginia.

Financing Activities.  The changes in our financing cash flows are detailed as follows:

			Increase/
	2009	2008	(Decrease)
		(in millions)

Redemption of preferred stock in affiliate	$84	$31	$53	(1)
Repayment of long-term debt—nonaffiliate	(3)	(2)	(1)
Capital contributions	—	250	(250	)(2)
Distributions to member	(125)	(325)	200	(3)
Other	—	(1)	1

Net cash used in financing activities	$(44)	$(47)	$3

(1)	Related to the redemption of our Series A preferred stock of GenOn Americas (see note 6 to our consolidated financial statements for further discussion).

(2)	Includes $250 million as a result of capital contributions received from GenOn North America.

(3)	Related to distributions of $125 million to our member during 2009 compared to $325 million during 2008.

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

We have discussed the selection and application of these accounting estimates with the Audit Committee of the Board of Directors and our independent registered public accounting firm. It is management’s view that the current assumptions and other considerations used to estimate amounts reflected in our consolidated financial statements are appropriate. However, actual results can differ significantly from those estimates under different assumptions and conditions. The sections below contain information about our most critical accounting estimates, as well as the effects of hypothetical changes in the material assumptions used to develop the estimates.

Revenue Recognition and Accounting for Energy Trading and Marketing Activities

Nature of Estimates Required.  Accounting standards require an accrual model to be used to account for our revenues from the sale of energy, capacity and ancillary services. We recognize revenue when it has been earned and collection is probable as a result of electricity delivered or capacity available to customers pursuant to contractual commitments that specify volume, price and delivery requirements. Sales of energy primarily are based on economic dispatch, or they may be ’as-ordered’ by an ISO or RTO, based on member participation agreements, but without an underlying contractual commitment. ISO and RTO revenues and revenues for sales of energy based on economic dispatch are recorded on the basis of MWh delivered, at the relevant day-ahead or real-time prices. Sales that have been delivered but not billed by period end are estimated.

The accrual model is also used to account for our revenues from the sales of natural gas. These sales are sold at market-based prices through third party contracts. Sales that have been delivered but not billed by period end are estimated.

Accounting standards require a fair value model to be used to measure fair value on a recurring basis for derivative energy contracts that are used to manage our exposure to commodity price risk or that are used in GenOn Americas Generation’s proprietary trading and fuel oil management activities. We use a variety of derivative financial instruments, such as futures, forwards, swaps and option contracts, in the management of our business. Such derivative financial instruments have varying terms and durations, or tenors, which range from a few days to a number of years, depending on the instrument.

Derivative financial instruments are recorded in our consolidated financial statements at fair value as either derivative contract assets or derivative contract liabilities, with changes in fair value recognized currently in income unless they qualify for a scope exception pursuant to the accounting guidance. Management considers fair value techniques and valuation adjustments related to credit and liquidity to be critical accounting estimates. These estimates are considered significant because they are highly susceptible to change from period to period and are dependent on many subjective factors. Transactions that are not accounted for using the fair value model under the accounting guidance for derivative financial instruments are either not derivatives or qualify for the scope exception and are accounted for under accrual accounting. We recognize immediately in income inception gains and losses for transactions at other than the bid price or ask price.

Key Assumptions and Approach Used.  In determining fair value, we generally use a market approach and incorporate assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation techniques. The fair value measurement inputs we use vary from readily observable prices for exchange-traded and over-the-counter instruments (Level 1 or Level 2) to price curves that cannot be validated through external pricing sources (Level 3). Note 2 to our consolidated financial statements explains the fair value hierarchy. For most delivery locations and tenors where we have positions, we receive multiple independent broker price quotes. In accordance with the exit price objective under the fair value measurements accounting guidance, the fair value of our derivative contract assets and liabilities is determined based on the net underlying position of the recorded derivative contract assets and liabilities using bid prices for our assets and ask prices for liabilities. If no active market exists, we estimate the fair value of certain derivative financial instruments using price extrapolation, interpolation and other quantitative methods. We have not identified any distressed market conditions that would alter our valuation techniques at December 31, 2010. Fair value estimates involve uncertainties and matters of significant judgment. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. GenOn Americas Generation’s assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 2% of its total assets and 8% of its total liabilities measured at fair value at December 31, 2010. GenOn Mid-Atlantic’s assets and liabilities classified as Level 3 in the fair value hierarchy represent approximately 3% of its total assets and 29% of its total liabilities measured at fair value at December 31, 2010.

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

Effect if Different Assumptions Used.  The amounts recorded as revenue or cost of fuel, electricity and other products change as estimates are revised to reflect actual results and changes in market conditions or other factors, many of which are beyond our control. Because we use derivative financial instruments and have not elected cash flow or fair value hedge accounting for the majority of our derivative financial instruments, certain components of our financial statements, including gross margin, operating income and balance sheet ratios, are at times volatile and subject to fluctuations in value primarily as a result of changes in forward energy and fuel prices. Significant negative changes in fair value could require us to post additional collateral either in the form of cash or letters of credit. Because the fair value measurements of our material assets and liabilities are based on observable market information, there is not a significant range of values around the fair value estimate. For our derivative financial instruments that are measured at fair value using quantitative pricing models, a significant change in estimate could affect our results of operations and cash flows at the time contracts are ultimately settled. The estimated fair value of GenOn Americas Generation’s derivative contract assets and liabilities was a net asset of $679 million at December 31, 2010. A 10% change in electricity and fuel prices would result in approximately a $150 million change in the fair value of its net asset at December 31, 2010. The estimated fair value of GenOn Mid-Atlantic’s derivative contract assets and liabilities was a net asset of $677 million at December 31, 2010. A 10% change in electricity and fuel prices would result in approximately a $141 million change in the fair value of its net asset at December 31, 2010. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further sensitivities in our assumptions used to calculate fair value. See note 2 to our consolidated financial statements for further information on derivative financial instruments related to energy trading and marketing activities.

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

Key Assumptions and Approach Used.  Estimated useful lives are the mechanism by which we allocate the cost of long-lived assets over the asset’s service period. We perform depreciation studies periodically to update changes in estimated useful lives. The actual useful life of an asset could be affected by changes in estimated or actual commodity prices, environmental regulations, various legal factors, competitive forces and our liquidity and ability to sustain required maintenance expenditures and satisfy asset retirement obligations. We use composite depreciation for groups of similar assets and establish an average useful life for each group of related assets. In accordance with the accounting guidance related to evaluating long-lived assets for impairment, we cease depreciation on long-lived assets classified as held for sale. Also, we may revise the remaining useful life of an asset held and used subject to impairment testing. See note 3 to our consolidated financial statements for additional information related to our property, plant and equipment.

We completed a depreciation study in the first quarter of 2010 that resulted in a change to the estimated useful lives of our long-lived assets. The change in useful lives resulted in an increase of approximately $2 million in depreciation and amortization expense for GenOn Americas Generation, and a decrease of approximately $3 million for GenOn Mid-Atlantic during 2010. In addition, the change in useful lives also resulted in an increase of $9 million in GenOn Americas Generation’s asset retirement obligations and $1 million in GenOn Mid-Atlantic’s asset retirement obligations and a corresponding increase of $9 million in GenOn Americas Generation’s property, plant and equipment, net and $1 million in GenOn Mid-Atlantic’s property, plant and equipment, net at December 31, 2010.

Effect if Different Assumptions Used.  The determination of estimated useful lives is dependent on subjective factors such as expected market conditions, commodity prices and anticipated capital expenditures. Since composite depreciation rates are used, the actual useful life of a particular asset may differ materially from the useful life estimated for the related group of assets. A 10% increase in the weighted average useful lives of GenOn Americas Generation’s facilities would result in a $21 million decrease in its annual depreciation expense. A 10% increase in the weighted average useful lives of GenOn Mid-Atlantic’s facilities would result in a $13 million decrease in its annual depreciation expense. A 10% decrease in the weighted average useful lives of GenOn Americas Generation’s facilities would result in a $25 million increase in its annual depreciation expense. A 10% decrease in the weighted average useful lives of GenOn Mid-Atlantic’s facilities would result in a $16 million increase in its annual depreciation expense. In the event the useful lives of significant assets were found to be shorter than originally estimated, depreciation expense may increase, liabilities recognized for future asset retirement obligations may be insufficient and impairments in the carrying value of tangible and intangible assets may result.

Asset Retirement Obligations

Nature of Estimates Required.  We account for asset retirement obligations under the accounting guidance for asset retirement obligations and conditional asset retirements. This guidance requires an entity to recognize the fair value of a liability for conditional and unconditional asset retirement obligations in the period in which they are incurred. Retirement obligations associated with long-lived assets included within the scope of the accounting guidance are those obligations for which a requirement exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. Asset retirement obligations are estimated using the estimated current cost to satisfy the retirement obligation, increased for inflation through the expected period of retirement and discounted back to present value at our credit-adjusted risk free rate. GenOn Americas Generation has identified certain asset retirement obligations within its power generating operations and has a noncurrent liability of $54 million recorded at December 31, 2010. GenOn Mid-Atlantic has identified certain retirement obligations with its power generating operations and has a noncurrent liability of $18 million recorded at December 31, 2010. These asset retirement obligations are primarily related to asbestos abatement at some of our generating facilities, the removal of oil storage tanks, equipment on leased property and environmental obligations related to the closing of ash disposal sites.

During 2010, a third-party consulting firm completed a study on behalf of GenOn to determine the extent of asbestos present at certain of our generating facilities. The consulting firm also provided GenOn with cost estimates for the removal of the asbestos. As a result, we revised the cost estimates associated with our asset retirement obligations for asbestos removal at all of our generating facilities.

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

Goodwill (GenOn Mid-Atlantic)

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

2010 and 2009

We performed our annual test for goodwill impairment effective October 31, 2010 and 2009. The test was based upon the most recent business plans and market data from independent sources available at the respective testing dates. We utilized multiple valuation approaches in arriving at a fair value of our reporting unit for purposes of the test, including an income approach involving discounted cash flows and a market approach involving trading multiples of peer companies. The transaction method was not utilized in either year because there were no comparable recent transactions, specifically no transactions for baseload coal-fired generating facilities in the PJM market. In addition to the market approaches listed above, we also performed reconciliations of the fair value of the Mid-Atlantic reporting unit to the market capitalization of Mirant on the testing dates, adjusted for a control premium, as a reasonableness check for the other approaches. The reconciliations resulted in values that were consistent with the valuation approaches. For both 2010 and 2009, we assigned a 50% weighting to the income approach and a 50% weighting to the market approach to determine the fair value of the reporting unit. However, a change in the relative weightings between the income and market approach would have an immaterial effect on the outcome of the goodwill impairment analyses. The annual evaluations of goodwill during 2010 and 2009 indicated that the carrying value of the reporting unit exceeded the fair value, requiring the second step of the goodwill analysis to be performed.

Based on the results of the step one goodwill impairment analyses, we tested our long-lived assets for impairment under the accounting guidance related to impairment of long-lived assets. The long-lived assets must be first tested for impairment before completion of the step two test for goodwill. During 2010, we determined that no impairment of our long-lived assets was required as the undiscounted cash flows exceeded the carrying value for each generating facility. For 2009, we determined that the Potomac River generating facility was impaired, as the carrying value exceeded the undiscounted cash flows. We recorded an impairment loss of $202 million on our consolidated statement of operations to reduce the carrying value of the Potomac River generating facility to its estimated fair value. We determined that none of our other long-lived assets was impaired at October 31, 2009. See note 3 to our consolidated financial statements contained elsewhere in this report for additional information related to our property, plant and equipment.

We then performed the second step of the goodwill impairment test, which requires an allocation of the fair value as the purchase price in a hypothetical acquisition of the reporting unit. The fair value of the reporting unit was compared to the fair value of the tangible and intangible assets and the remaining value was the implied goodwill. During 2010, as a result of this analysis, we recorded an impairment loss of $616 million on our consolidated statement of operations to reduce the carrying value of goodwill to its implied fair value, which was zero. For 2009, we recorded an impairment loss of $183 million on our consolidated statement of operations to reduce the carrying value of goodwill to its implied fair value.

Our assessments of goodwill for 2010 and 2009 included assumptions about the following:

•	electricity, fuel and emissions prices;

•	capacity payments under the RPM provisions of PJM’s tariff;

•	costs of CO2 allowances under a potential federal cap-and-trade program and other environmental regulations;

•	timing of announced transmission projects;

•	timing and extent of generating capacity additions and retirements; and

•	future capital expenditure requirements for the generating facility.

Our assumptions related to future electricity and fuel prices were based on observable market prices to the extent available and long-term prices derived from proprietary fundamental market modeling. Our long-term capacity prices were based on the assumption that the PJM RPM capacity market would continue to be consistent with the current structure. We also assumed that a federal CO2 cap-and-trade program would be instituted later this decade. There are several transmission projects currently planned in the Mid-Atlantic region, including the Trans-Allegheny Interstate Line (TrAIL), Mid-Atlantic Power Pathway transmission line (MAPP) and the Potomac-Appalachian transmission line (PATH). Our assumptions regarding the timing of these projects were based on the current status of permitting and construction of each project. Our assumptions regarding electricity demand were based on forecasts from PJM and assumptions for generating capacity additions and retirements included publicly-announced projects, which take into account renewable sources of electricity. In addition, the assumptions exclude general corporate overhead allocations, but include overhead allocations from GenOn Energy Management under the assumption that a market participant would utilize a trading company to manage the procurement of fuel and the sale of electricity. Our assumptions for determining the fair value of the Dickerson generating facility included scenarios related to the success of challenging the legality of the Montgomery County, Maryland CO2 levy.

Our estimates of future cash flows did not include contracts entered into to hedge economically the expected generation of our generating facilities. The cash flows related to these contracts were excluded because they were not directly attributable to our generating facilities.

The following chart details our assumptions used in the goodwill impairment analyses:

	October 2010	October 2009

Income Approach Assumptions:
EBITDA multiple for terminal value calculation	8.0	8.0
Market Approach Assumptions:
EBITDA multiple for public company approach(1)	8.0	6.5
Valuation Approach Weightings:
Income approach	50%	50%
Market approach	50%	50%

(1)	Changed primarily as a result of changes in trading multiples of peer companies’ common stock.

Asset Impairments

Nature of Estimates Required.  We evaluate our long-lived assets, including intangible assets, for impairment in accordance with applicable accounting guidance. The amount of an impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted expected future cash flows attributable to the asset, or in the case of an asset we expect to sell, at its fair value less costs to sell.

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

The prices for power and natural gas remain low compared to several years ago. The energy gross margin from our baseload coal units is negatively affected by these price levels. Additionally, the current weak economic conditions and various demand-response programs have resulted in a decrease in the forecasted gross margin of our generating facilities. On an ongoing basis, we evaluate our long-lived assets for indications of impairment; however, given the remaining useful lives for many of our generating facilities, the total undiscounted cash flows for these generating facilities are more significantly affected by the long-term view of supply and demand than by the short term fluctuations in energy prices and demand. As such, we typically do not consider short term decreases in either energy prices or demand to cause an impairment evaluation. Our current expectation is that there will be a recovery in gross margins over time as a result of declining reserve margins in the markets in which we operate such that companies constructing new generating facilities can earn a reasonable rate of return on their investment. This implies that gross margins and therefore cash flows in the future will be better than they are currently because market prices will need to rise high enough to provide an incentive for new generating facilities to be built and the entire market will realize the benefit of those higher gross margins.

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

Our long-lived asset impairment assessments typically include assumptions about the following:

•	electricity, fuel and capacity prices;

•	costs related to compliance with environmental regulations;

•	timing of announced transmission projects;

•	timing and extent of generating capacity additions and retirements; and

•	future capital expenditure requirements related to the generating facilities.

2010

GenOn Mid-Atlantic Generating Facilities—GenOn Mid-Atlantic has goodwill recorded on its standalone balance sheet, which is eliminated upon consolidation at GenOn North America. In accordance with accounting guidance for goodwill and other intangible assets, we are required to test the goodwill balance at least annually. We performed the goodwill assessment at October 31, 2010, which, by policy, is our annual testing date. In conducting step one of the goodwill impairment analysis, we noted that the carrying value of its net assets exceeded the calculated fair value, indicating that step two of the goodwill impairment analysis was required. Based on the results of the step one goodwill impairment analysis, we tested our long-lived assets for impairment under the accounting guidance related to impairment of long-lived assets before completion of the step two test for goodwill.

Upon completion of the assessment, we determined that none of the GenOn Mid-Atlantic generating facilities were impaired at October 31, 2010.

In December 2010, PJM published an updated load forecast, which depicted a decrease in the expected demand from prior projections because of lower economic growth expectations. As a result of the load forecast, our current expectation is that there will be a decrease in the clearing prices for future capacity auctions in certain years. The decrease in projected capacity revenue caused us to update our October 2010 impairment review of our long-lived assets. The sum of the updated December 2010 undiscounted cash flows for the Chalk Point and Morgantown generating facilities exceeded their carrying values, which represented approximately 47% and 35% of Mirant Americas Generation’s total property, plant and equipment, net and approximately 55% and 40% of Mirant Mid-Atlantic’s total property, plant and equipment, net at December 31, 2010. However, we determined that the Dickerson and Potomac River generating facilities were impaired at December 31, 2010, as the carrying values exceeded the updated December 2010 undiscounted cash flows. GenOn Americas Generation recorded fourth quarter impairment losses of $523 million and $42 million on the consolidated statement of operations to reduce the carrying values of the Dickerson and Potomac River generating facilities, respectively, to their estimated fair values. GenOn Mid-Atlantic recorded fourth quarter impairment losses of $497 million and $40 million on the consolidated statement of operations to reduce the carrying values of the Dickerson and Potomac River generating facilities, respectively, to their estimated fair values. In addition, as a result of the full impairment of the Potomac River generating facility, we recorded $32 million in operations and maintenance expense and corresponding liabilities associated with our commitment to reduce particulate emissions at our Potomac River generating facility as part of the agreement with the City of Alexandria, Virginia. The planned capital investment would not be recovered in future periods based on the current projected cash flows of the Potomac River generating facility.

Our assumptions related to future electricity and fuel prices were based on observable market prices to the extent available and long-term prices derived from proprietary fundamental market modeling. The long-term capacity prices were based on the assumption that the PJM RPM capacity market would continue to be consistent with the current structure. For the Dickerson generating facility, the total CO2 costs under the levy were determined by applying the cost of CO2 emissions to the expected generation forecasts. Our estimate of future cash flows related to the Dickerson generating facility involved considering scenarios related to the

Montgomery County levy. The scenarios are related to the success of the legal challenges to the law. We also assumed that a federal CO2 cap-and-trade program would be instituted later this decade which would supplant all pre-existing CO2 programs, including the Montgomery County levy. In addition, our assumptions included costs associated with compliance of other environmental regulations. There are several transmission projects currently planned in the Mid-Atlantic region, including the Trans-Allegheny Interstate Line (TrAIL), Mid-Atlantic Power Pathway transmission line (MAPP) and the Potomac-Appalachian transmission line (PATH). The assumptions regarding the timing of these projects were based on the current status of permitting and construction of each project. The assumptions regarding electricity demand were based on forecasts from PJM and assumptions for generating capacity additions and retirements included publicly-announced projects, which take into account renewable sources of electricity. Capital expenditures include the remaining contract retention payments for the completion of the Maryland Healthy Air Act pollution control equipment for our Maryland generating facilities. For our Potomac River generating facility, the cash flows also include the remaining $32 million that GenOn Potomac River committed to spend to reduce particulate emissions as part of the agreement with the City of Alexandria, Virginia.

The estimates and assumptions used in the impairment analyses of the GenOn Mid-Atlantic generating facilities are subject to a high degree of uncertainty, and changes in these assumptions could affect the amount of the impairment loss or result in additional future impairment losses. A decrease in projected electricity prices or an increase in coal prices would decrease the future cash flows of the GenOn Mid-Atlantic generating facilities. Additionally, decreases in the projected demand or changes to the structure of the PJM RPM capacity market could negatively affect the future capacity prices the facilities will earn. The assumptions include the development of a potential federal cap-and-trade program for CO2 emissions. If we are not compensated for the costs of complying with a federal CO2 program through allocated CO2 allowances, increased electricity and capacity prices or decreased coal prices, the cash flows of the GenOn Mid-Atlantic generating facilities would be negatively affected. In addition, if pre-existing CO2 emission programs such as the RGGI and the Montgomery County levy are allowed to remain in effect under a federal CO2 program, the cash flows of the GenOn Mid-Atlantic generating facilities would be negatively affected. If the planned transmission projects are completed earlier than assumed, this could negatively affect the cash flows of the facilities. Also, changes in assumptions regarding generating capacity additions and retirements in the PJM region could affect the cash flows, depending on the timing and extent of additions and retirements. The assumptions include only those capital expenditures needed to keep the plants operational through their estimated remaining useful lives. However, changes in laws or regulations could require additional capital investments beyond amounts forecasted to keep the plants operational.

The estimates of future cash flows did not include contracts entered into to hedge economically the expected generation of GenOn Mid-Atlantic’s generating facilities. The cash flows related to these contracts were excluded because they were not directly attributable to each of the generating facilities.

For purposes of impairment testing, a long-lived asset or assets must be grouped at the lowest level of independent identifiable cash flows. Each generating facility was determined to be its own group, which included the leasehold improvements for the leased generating units at the Dickerson and Morgantown generating facilities. See note 3(d) to our consolidated financial statements for further information related to our impairment analyses.

Dickerson Generating Facility—We also reviewed our Dickerson generating facility for impairment in the second quarter of 2010 upon the enactment of the CO2 levy by the Montgomery County Council. Upon completion of the assessment, we determined that the Dickerson generating facility was not impaired in the second quarter of 2010.

Bowline Generating Facility (GenOn Americas Generation)—During the second quarter of 2010, the NYISO issued its annual peak load and energy forecast in its Gold Book. The Gold Book reports projected electricity supply and demand for the New York control area for the next ten years. The most recent Gold Book projects a significant decrease in future electricity demand as a result of current economic conditions and the expected future effects of demand-side management programs in New York. The expected reduction in future demand as a result of demand-side management programs is being driven primarily by an energy efficiency program being instituted within the State of New York that will seek to achieve a 15% reduction from 2007 energy volumes by 2015. As a result of the projections in the Gold Book, GenOn Americas Generation evaluated the Bowline generating facility for impairment in the second quarter of 2010. The sum of the probability weighted undiscounted cash flows for the Bowline generating facility exceeded the carrying value. As a result, GenOn Americas Generation did not record an impairment loss for the Bowline generating facility during the second quarter of 2010.

GenOn Bowline has challenged its property tax assessment for the 2009 and 2010 tax years. Although the assessment for the 2010 tax year was reduced significantly from the assessment received in 2009, the assessment continues to exceed significantly the estimated fair value of the generating facility.

In the fourth quarter of 2010, GenOn Americas Generation identified certain operational issues that reduced the available capacity of the Bowline generating facility. GenOn Americas Generation is in the process of evaluating long-term solutions for the generating facility, but its current expectation is that the reduction in available capacity could extend through 2012. In the fourth quarter of 2010, we again evaluated the Bowline generating facility for impairment because of the expected extended reduction in available capacity together with the pending property tax litigation and the effect of supply and demand assumptions in the NYISO’s Gold Book. The sum of the probability weighted undiscounted cash flows for the Bowline generating facility exceeded the carrying value. Therefore, GenOn Americas Generation did not record an impairment loss for the Bowline generating facility during 2010. The carrying value of the Bowline generating facility represented approximately 5% of our total property, plant and equipment, net at December 31, 2010. See note 3(d) to our consolidated financial statements for further information related to our impairment analysis of the Bowline generating facility.

Emissions Allowances—In August 2010, the EPA proposed a replacement for the CAIR. The market prices for SO2 and NOx emissions allowances declined as a result of the proposed rule. Our historical accounting policy has been to include emissions allowances in our asset groupings when evaluating long-lived assets for impairment. However, to the extent the final EPA rule significantly modifies or ends the current cap-and-trade program, we may evaluate whether our SO2 and NOx emissions allowances included in property, plant and equipment and intangible assets should be evaluated separately from the underlying generating facilities. The carrying value of the SO2 and NOx emissions allowances included in property, plant and equipment and intangible assets at December 31, 2010 was approximately $146 million at GenOn Americas Generation and approximately $85 million at GenOn Mid-Atlantic. See “Environmental Matters” for further information on the EPA’s proposed replacement of the CAIR.

2009

Potrero Generating Facility—In the third quarter of 2009, GenOn Potrero executed a settlement agreement with the City and County of San Francisco in which it agreed to shut down the Potrero generating facility when it is no longer needed for reliability, as determined by the CAISO. That settlement agreement became effective in November 2009. In December 2010, the CAISO provided GenOn Potrero with the requisite notice of termination of the RMR agreement. On January 19, 2011, at the request of GenOn Potrero, the FERC approved changes to GenOn Potrero’s RMR agreement to allow the CAISO to terminate the RMR agreement effective February 28, 2011. On February 28, 2011, the Potrero facility was shut down. The Potrero generating facility was fully depreciated at December 31, 2010.

The asset group for GenOn Potrero included intangible assets recorded at GenOn California North related to trading rights and development rights. As a result of certain terms included in the settlement agreement, GenOn Americas Generation separately evaluated the trading and development rights associated with the Potrero generating facility for impairment and determined that both of these intangible assets were fully impaired as of September 30, 2009. Accordingly, GenOn Americas Generation recognized an impairment loss of $9 million on its consolidated statement of operations to write off the carrying value of the intangible assets related to the Potrero generating facility. See note 3(d) to GenOn Americas Generation’s consolidated financial statements for further information related to our impairment analysis of the Potrero generating facility and related intangible assets.

Contra Costa Generating Facility—On September 2, 2009, GenOn Delta entered into an agreement with PG&E for the 674 MW at Contra Costa units 6 and 7 for the period from November 2011 through April 2013. At the end of the agreement, and subject to any necessary regulatory approval, GenOn Delta has agreed to retire Contra Costa units 6 and 7, which began operations in 1964, in furtherance of state and federal policies to retire aging power plants that utilize once-through cooling technology. GenOn Americas Generation evaluated the trading rights related to GenOn Delta’s Contra Costa generating facility for impairment during the third quarter of 2009 as a result of the retirement provisions in the tolling agreement. Because the Contra Costa generating facility is under contract with PG&E through the expected shutdown date, GenOn Americas Generation determined the intangible asset was fully impaired as of September 30, 2009. GenOn Americas Generation recorded an impairment loss of $5 million on its consolidated statement of operations to write off the carrying value of the trading rights related to the Contra Costa generating facility.

Canal Generating Facility—GenOn Americas Generation’s 1,126 MW Canal generating facility is located in the lower SEMA load zone in the ISO-NE control area. ISO-NE previously has determined that, at times, it is necessary for the Canal generating facility to operate to meet local reliability criteria for SEMA when it is not economic for the Canal generating facility to operate based upon prevailing market prices. When the Canal generating facility operates to meet local reliability criteria, GenOn Americas Generation is compensated at the price they bid into the ISO-NE, pursuant to ISO-NE market rules, rather than at the market price.

During 2009, NSTAR Electric Company completed planned upgrades to the SEMA transmission system. These upgrades are expected to reduce the need for the Canal generating facility to operate and caused a reduction in energy gross margin compared to historical levels. The final phase of these transmission upgrades was completed in the third quarter of 2009. With the completion of the transmission upgrades, GenOn Americas Generation expects that the future revenues of the Canal generating facility will be principally capacity revenue from ISO-NE forward capacity market. GenOn Americas Generation’s current projections indicate that the undiscounted cash flows exceed the carrying value of the facility at December 31, 2009. As a result, GenOn Americas Generation did not record an impairment charge because of the transmission upgrades. GenOn Americas Generation continues to monitor developments related to its Canal generating facility, including the NPDES and SWD Permit. See Item 1. “Business—Environmental Regulation” for further information related to the NPDES and SWD Permit for the Canal generating facility. The carrying value of the Canal generating facility represented approximately 6% of GenOn Americas Generation’s total property, plant and equipment, net at December 31, 2010.

GenOn Mid-Atlantic Generating Facilities—We have goodwill recorded at the GenOn Mid-Atlantic registrant on its standalone balance sheet, which is eliminated upon consolidation at GenOn North America. In accordance with accounting guidance for goodwill and other intangible assets, we are required to test the goodwill balance at GenOn Mid-Atlantic at least annually. We performed the goodwill assessment at October 31, 2009, which, by policy, is our annual testing date. In conducting step one of the goodwill impairment analysis for GenOn Mid-Atlantic, we noted that the carrying value of its net assets exceeded the calculated fair value of GenOn Mid-Atlantic, indicating that step two of the goodwill impairment analysis was required. Based on the results of the step one goodwill impairment analysis, we tested GenOn Mid-Atlantic’s long-lived assets for impairment under the accounting guidance related to impairment of long-lived assets before completion of the step two test for goodwill. During 2009, the continued decline in average natural gas prices caused power prices to decline in the Eastern PJM region. Additionally, weak economic conditions and various demand-response programs have resulted in a decrease in the forecasted gross margin of the GenOn Mid-Atlantic generating facilities.

Upon completion of our assessment, which was based on the accounting guidance related to the impairment of long-lived assets, we determined that the Potomac River generating facility was impaired, as the carrying value exceeded the undiscounted cash flows. GenOn Americas Generation recorded an impairment loss of $207 million on its consolidated statement of operations to reduce the carrying value of the Potomac River generating facility to its estimated fair value. In performing our impairment assessment, we noted that the undiscounted cash flows for other GenOn Mid-Atlantic generating facilities also decreased significantly from the prior year. We determined that no other GenOn Mid-Atlantic long-lived assets were impaired at October 31, 2009.

2008

GenOn Mid-Atlantic Generating Facilities—We performed the goodwill assessment for GenOn Mid-Atlantic at October 31, 2008, which, by policy, is our annual testing date. In conducting step one of the goodwill impairment analysis for GenOn Mid-Atlantic, we noted that the carrying value of its net assets exceeded the calculated fair value of GenOn Mid-Atlantic, indicating that step two of the goodwill impairment analysis was required. Based on the results of the step one goodwill impairment analysis, we tested GenOn Mid-Atlantic’s long-lived assets for impairment under the accounting guidance related to impairment of long-lived assets before completion of the step two test for goodwill. Upon completion of our assessment, which was based on the accounting guidance related to the impairment of long-lived assets, we determined that no further analysis of the long-lived assets was needed at December 31, 2008.

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

See note 3 (d) to our consolidated financial statements for additional information on impairments.

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

See notes 7, 9 and 10 to our consolidated financial statements for additional information on our loss contingencies.

Litigation

We are currently involved in legal proceedings. We estimate the range of liability through discussions with applicable legal counsel and analysis of case law and legal precedents. We record our best estimate of a loss, or the low end of our range if no estimate is better than another estimate within a range of estimates, when the loss is considered probable and can be reasonably estimated. As additional information becomes available, we reassess the potential liability related to our pending litigation and revise our estimates. Revisions in our estimates of the potential liability could materially affect our results of operations and the ultimate resolution may be materially different from the estimates that we make.

See note 9 to our consolidated financial statements for further information related to our legal proceedings.

Recently Adopted Accounting Guidance

See note 1 to our consolidated financial statements for further information related to our recently adopted accounting guidance.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Fair Value Measurements

We are exposed to market risk, primarily associated with commodity prices. We also consider risks associated with interest rates and credit when valuing our derivative financial instruments.

GenOn Americas Generation

The estimated net fair value of our derivative contract assets and liabilities was a net asset of $679 million and $702 million at December 31, 2010 and 2009, respectively. The following tables provide a summary of the factors affecting the change in fair value of the derivative contract asset and liability accounts for 2009 and 2010, respectively:

	Commodity Contracts
	Asset	Trading
	Management	Activities	Total
		(in millions)

Fair value of portfolio of assets and liabilities at January 1, 2009	$549	$106	$655
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value(1)	20	(150)	(130)
Roll off of previous values(2)	(539)	(100)	(639)
Purchases, issuances and settlements(3)	671	145	816

Fair value of portfolio of assets and liabilities at December 31, 2009	701	1	702
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value(1)	171	66	237
Roll off of previous values(2)	(338)	(49)	(387)
Purchases, issuances and settlements(3)	150	(23)	127

Fair value of portfolio of assets and liabilities at December 31, 2010	$684	$(5)	$679

(1)	The fair value, as of the end of each quarterly reporting period, of contracts entered into during each quarterly reporting period and the gains or losses attributable to contracts that existed as of the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period.

(2)	The fair value, as of the beginning of each quarterly reporting period, of contracts that settled during each quarterly reporting period.

(3)	Denotes cash settlements during each quarterly reporting period of contracts that existed at the beginning of each quarterly reporting period.

GenOn Mid-Atlantic

The estimated net fair value of our derivative contract assets and liabilities was a net asset of $677 million and $670 million at December 31, 2010 and 2009, respectively. The following tables provide a summary of the factors affecting the change in fair value of the derivative contract asset and liability accounts for 2009 and 2010, respectively:

Asset
Management
(in millions)

Fair value of portfolio of assets and liabilities at January 1, 2009	$526
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value(1)	(15)
Roll off of previous values(2)	(489)
Purchases, issuances and settlements(3)	648

Fair value of portfolio of assets and liabilities at December 31, 2009	670
Gains (losses) recognized in the period, net:
New contracts and other changes in fair value(1)	154
Roll off of previous values(2)	(319)
Purchases, issuances and settlements(3)	172

Fair value of portfolio of assets and liabilities at December 31, 2010	$677

(1)	The fair value, as of the end of each quarterly reporting period, of contracts entered into during each quarterly reporting period and the gains or losses attributable to contracts that existed as of the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period.

(2)	The fair value, as of the beginning of each quarterly reporting period, of contracts that settled during each quarterly reporting period.

(3)	Denotes cash settlements during each quarterly reporting period of contracts that existed at the beginning of each quarterly reporting period

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

GenOn Americas Generation

At December 31, 2010, the estimated net fair value of our derivative contract assets and liabilities are (asset (liability)):

						2016 and	Total fair
Sources of Fair Value	2011	2012	2013	2014	2015	thereafter	value
	(in millions)

Asset Management:
Prices actively quoted (Level 1)	$(19)	$(6)	$—	$—	$—	$—	$(25)
Prices provided by other external sources (Level 2)	218	184	184	191	—	—	777
Prices based on models and other valuation methods (Level 3)	(36)	(36)	4	—	—	—	(68)

Total asset management	$163	$142	$188	$191	$—	$—	$684

Trading Activities:
Prices actively quoted (Level 1)	$3	$(6)	$—	$—	$—	$—	$(3)
Prices provided by other external sources (Level 2)	(8)	4	—	—	—	—	(4)
Prices based on models and other valuation methods (Level 3)	2	—	—	—	—	—	2

Total trading activities	$(3)	$(2)	$—	$—	$—	$—	$(5)

GenOn Mid-Atlantic

At December 31, 2010, the estimated net fair value of our derivative contract assets and liabilities are (asset (liability)):

						2016 and	Total fair
Sources of Fair Value	2011	2012	2013	2014	2015	thereafter	value
	(in millions)

Asset Management:
Prices actively quoted (Level 1)	$(9)	$(2)	$—	$—	$—	$—	$(11)
Prices provided by other external sources (Level 2	203	179	184	191	—	—	757
Prices based on models and other valuation methods (Level 3)	(36)	(37)	4	—	—	—	(69)

Total asset management	$158	$140	$188	$191	$—	$—	$677

The fair values shown in the table above are subject to significant changes as a result of fluctuating commodity forward market prices, volatility and credit risk. For further discussion of how we determine these fair values, see note 2 to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations under GenOn Americas Generation, and GenOn Mid-Atlantic, respectively,—Recently Adopted Accounting Guidance and Critical Accounting Estimates—Critical Accounting Estimates” in Item 7 of this Form 10-K.

Commodity Price Risk

In connection with our business of generating electricity, we are exposed to energy commodity price risk associated with the acquisition of fuel and emissions allowances needed to generate electricity, the price of electricity produced and sold and the fair value of our fuel inventories. A portion of our fuel requirements is purchased in the spot market and a portion of the electricity we produce is sold in the spot market. In addition, the open positions in GenOn Americas Generation’s proprietary trading and fuel oil management activities expose it to risks associated with changes in energy commodity prices.

As a result, our financial performance varies depending on changes in the prices of energy and energy-related commodities. See Item 7, “Critical Accounting Estimates” for a discussion of the accounting treatment for asset management, proprietary trading and fuel oil management activities.

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

Through our asset management activities, we enter into a variety of exchange-traded and OTC energy and energy-related derivative financial instruments, such as forward contracts, futures contracts, option contracts and financial swap agreements, to manage our exposure to commodity price risks. These contracts have varying terms and durations which range from a few days to years, depending on the instrument. GenOn Americas Generation’s proprietary trading activities also utilize similar derivative contracts in markets where we have a physical presence to attempt to generate incremental gross margin. GenOn Americas Generation’s fuel oil management activities use derivative financial instruments to hedge economically the fair value of physical fuel oil inventories, optimize the approximately three million barrels of storage capacity that it owns or leases, as well as attempt to profit from market opportunities related to timing and/or differences in the pricing of various products.

Derivative energy contracts that are required to be reflected at fair value are presented as derivative contract assets and liabilities in the consolidated balance sheets. The net changes in their fair market values are recognized in income in the period of change. The determination of fair value considers various factors, including closing exchange or OTC market price quotations, time value, credit quality, liquidity and volatility factors underlying options. See Item 7, “Critical Accounting Estimates” for the accounting treatment of asset management, proprietary trading and fuel oil management activities.

Counterparty Credit Risk

The valuation of our derivative contract assets is affected by the default risk of the counterparties with which we transact. We recognized a reserve, which is reflected as a reduction of our derivative contract assets, related to counterparty credit risk of $19 million and $13 million at December 31, 2010 and 2009, respectively.

In accordance with the fair value measurements accounting guidance, we calculate the credit reserve through consideration of observable market inputs, when available. We calculate our credit reserve using published spreads, where available, or proxies based upon published spreads, on credit default swaps for our counterparties applied to our current exposure and potential loss exposure from the financial commitments in our risk management portfolio. We do not, however, transact in credit default swaps or any other credit derivative. Potential loss exposure is calculated as our current exposure plus a calculated VaR over the remaining life of the contracts.

Our non-collateralized power hedges entered into by GenOn Mid-Atlantic with financial institutions, which represent 59% of the net notional power position for GenOn Americas Generation and 60% of the net notional power position for GenOn Mid-Atlantic at December 31, 2010, are senior unsecured obligations of GenOn Mid-Atlantic and the counterparties, and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. Our coal contracts included in derivative contract assets and liabilities in the consolidated balance sheets also do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in coal prices. An increase of 10% in the spread of credit default swaps of our trading partners would result in an increase of $2 million in our credit reserve at December 31, 2010.

Once we have delivered a physical commodity or agreed to financial settlement terms, we are subject to collection risk. Collection risk is similar to credit risk and collection risk is accounted for when we establish our provision for uncollectible accounts. We manage this risk using the same techniques and processes used in credit risk discussed above.

We also monitor counterparty credit concentration risk on both an individual basis and a group counterparty basis. See note 2(c) to our consolidated financial statements for further discussion of our counterparty credit concentration risk.

GenOn Americas Generation and GenOn Mid-Atlantic Credit Risk

In valuing our derivative contract liabilities, we apply a valuation adjustment for our non-performance, which is based on the probability of our default. Our methodology incorporates published spreads on our credit default swaps, where available, or proxies based upon published spreads. An increase of 10% in the spread of our credit default swap rate would have an immaterial effect on our consolidated statement of operations for 2010.

Broker Quotes

The fair value of our derivative contract assets and liabilities is based largely on observable quoted prices from exchanges and unadjusted indicative quoted prices from independent brokers in active markets who regularly facilitate our transactions. An active market is considered to have transactions with sufficient frequency and volume to provide pricing information on an ongoing basis. We think that these prices represent the best available information for valuation purposes. In determining the fair value of our derivative contract assets and liabilities, we use third-party market pricing where available. Note 2 to our consolidated financial statements explains the fair value hierarchy. Our transactions in Level 1 of the fair value hierarchy primarily consist of natural gas and crude oil futures traded on the NYMEX and swaps cleared against NYMEX prices. For these transactions, we use the unadjusted published settled prices on the valuation date. Our transactions in Level 2 of the fair value hierarchy primarily include non-exchange-traded derivatives such as OTC forwards, swaps and options, and certain energy derivative instruments that are cleared and settled through exchanges. We value these transactions using indicative quoted prices from independent brokers or other widely-accepted valuation methodologies. Transactions are classified in Level 2 if substantially all (greater than 90%) of the fair value can be corroborated using observable market inputs such as transactable broker quotes. In accordance with the exit price objective under the fair value measurements accounting guidance, the fair value of our derivative contract assets and liabilities is determined based on the net underlying position of the recorded derivative contract assets and liabilities using bid prices for our assets and ask prices for liabilities. The quotes that we obtain from brokers are non-binding in nature, but are from brokers that typically transact in the market being quoted and are based on their knowledge of market transactions on the valuation date. We typically obtain multiple broker quotes on the valuation date for each delivery location that extend for the tenor of our underlying contracts. The number of quotes that we can obtain depends on the relative liquidity of the delivery location on the valuation date. If multiple broker quotes are received for a contract, we use an average of the quoted bid or ask prices. If only one broker quote is received for a delivery location and it cannot be validated through other external sources, we will assign the quote to a lower level within the fair value hierarchy. In some instances, we may combine broker quotes for a liquid delivery hub with broker quotes for the price spread between the liquid delivery hub and the delivery location under the contract. We also may apply interpolation techniques to value monthly strips if broker quotes are only available on a seasonal or annual basis. We perform validation procedures on the broker quotes at least on a monthly basis.

The validation procedures include reviewing the quotes for accuracy and comparing them to our internal price curves. In certain instances, we may discard a broker quote if it is a clear outlier and multiple other quotes are obtained. At December 31, 2010, we obtained broker quotes for 100% of our delivery locations classified in Level 2 of the fair value hierarchy.

Inactive markets are considered to be those markets with few transactions, noncurrent pricing or prices that vary over time or among market makers. Our transactions in Level 3 of the fair value hierarchy may involve transactions whereby observable market data, such as broker quotes, are not available for substantially all of the tenor of the contract or we are only able to obtain indicative broker quotes that cannot be corroborated by observable market data. In such cases, we may apply valuation techniques such as extrapolation and other quantitative methods to determine fair value. Proprietary models may also be used to determine the fair value of certain of our derivative contract assets and liabilities that may be structured or otherwise tailored. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. At December 31, 2010, GenOn Americas Generation’s assets and liabilities classified as Level 3 in the fair value hierarchy represented approximately 2% of its total assets and 8% of its total liabilities measured at fair value. At December 31, 2010, GenOn Mid-Atlantic’s assets and liabilities classified as Level 3 in the fair value hierarchy represented approximately 3% of its total assets and 29% of its total liabilities measured at fair value. See note 2 to our consolidated financial statements for further explanation of the fair value hierarchy.

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

VaR is calculated quarterly on an asset management portfolio comprised of mark-to-market and non mark-to-market energy assets and liabilities, including generating facilities and bilateral physical and financial transactions. Asset management VaR levels are substantially reduced as a result of our decision to actively hedge economically in the forward markets the commodity price risk related to the expected generation and fuel usage of our generating facilities. See Item 1, “Business—Asset Management” for discussion of our hedging strategies.

GenOn Americas Generation

The following table summarizes year-end, average, high and low VaR for our asset management portfolio:

Asset Management VaR	2010	2009
	(in millions)

Year-end	$6	$11
Average	$6	$12
High	$6	$13
Low	$5	$11

GenOn Americas Generation calculates VaR daily on portfolios consisting of mark-to-market and non mark-to-market bilateral physical and financial transactions related to our proprietary trading activities and fuel oil management operations.

The following table summarizes year-end, average, high and low VaR for our proprietary trading and fuel oil management activities:

Proprietary Trading and Fuel Oil Management VaR	2010	2009
	(in millions)

Year-end	$2	$2
Average	$2	$2
High	$3	$4
Low	$1	$1

GenOn Mid-Atlantic

The following table summarizes year-end, average, high and low VaR for our asset management portfolio:

Asset Management VaR	2010	2009
	(in millions)

Year-end	$6	$10
Average	$6	$11
High	$6	$12
Low	$5	$10

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

Interest Rate Risk

Fair Value Measurement

We are also subject to interest rate risk when discounting to account for time value in determining the fair value of our derivative contract assets and liabilities. The nominal value of our derivative contract assets and liabilities is discounted using a LIBOR forward interest rate curve based on the tenor of our transactions. It is estimated that a one percentage point change in market interest rates would result in a change of $20 million to GenOn Americas Generation’s derivative contract assets and a change of $7 million to GenOn Americas Generation’s derivative contract liabilities at December 31, 2010. It is estimated that a one percent in market interest rates would result in a change of $19 million to GenOn Mid-Atlantic’s derivative contract assets and a change of $6 million to GenOn Mid-Atlantic’s derivative contract liabilities at December 31, 2010.

Coal Agreement Risk

Our coal supply comes primarily from the Northern Appalachian and Central Appalachian coal regions. GenOn Americas Generation enters into contracts of varying tenors on behalf of GenOn Mid-Atlantic to secure appropriate quantities of fuel that meet the varying specifications of GenOn Mid-Atlantic’s generating facilities. For our coal-fired generating facilities, we purchase most of our coal from a small number of suppliers under contracts with terms of varying lengths, some of which extend to 2013. We had exposure to two counterparties at December 31, 2010, and exposure to three counterparties at December 31, 2009, that each represented an exposure of more than 10% of our total coal commitments, by volume, for the respective succeeding year, and in aggregate represented approximately 60% and 61% of our total coal commitments at

December 31, 2010 and 2009, respectively. At December 31, 2010, one counterparty represented an exposure of 39% of these total coal commitments, by volume.

In addition, we have non-performance risk associated with our coal agreements. There is risk that our coal suppliers may not provide the contractual quantities on the dates specified within the agreements or the deliveries may be carried over to future periods. If our coal suppliers do not perform in accordance with the agreements, we may have to procure coal in the market to meet our needs, or power in the market to meet our obligations. In addition, generally our coal suppliers do not have investment grade credit ratings nor do they post collateral with us and, accordingly, we may have limited ability to collect damages in the event of default by such suppliers. We seek to mitigate this risk through diversification of coal suppliers, to the extent possible, and through guarantees. Despite this, there can be no assurance that these efforts will be successful in mitigating credit risk from coal suppliers. Non-performance or default risk by our coal suppliers could have a material adverse effect on our future results of operations, financial condition and cash flows. See note 2(c) to our consolidated financial statements for further explanation of these agreements and our credit concentration tables.

Certain of our coal contracts are not required to be recorded at fair value under the accounting guidance for derivative financial instruments. As such, these contracts are not included in derivative contract assets and liabilities in the consolidated balance sheets. These contracts contain pricing terms that are favorable compared to forward market prices at December 31, 2010, and are projected to provide a $62 million benefit to our realized value of hedges through 2013 as the coal is utilized in the production of electricity.

Item 8.	Financial Statements and Supplementary Data.

The financial statements and schedules are listed in Part IV, Item 15 of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Principal Executive Officer and our Principal Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of December 31, 2010. Based upon this assessment, our management concluded that, as of December 31, 2010, the design and operation of these disclosure controls and procedures were effective.

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

Under the supervision and with the participation of our management, including our Principal Executive Officer and our Principal Financial Officer, we carried out an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. In conducting our assessment, management utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There have been no changes in the Companies’ internal control over financial reporting that have occurred during the quarter ended December 31, 2010, that have materially affected or are reasonably likely to materially affect the Companies’ internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

Each of Items 10 through 13 have been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction I to Form 10-K.

Item 14.	Principal Accountant Fees and Services.

KPMG LLP conducts an integrated audit of GenOn and its subsidiaries. As such, GenOn Americas Generation and GenOn Mid-Atlantic do not separately arrange for audit services. A significant portion of the fees for professional audit services and other services rendered by KPMG LLP were allocated to the Companies through the Administrative Services Agreement with GenOn Energy Services as described in note 6 — Related Party Arrangements and Transactions. Prior to the Merger, the Mirant Audit Committee pre-approved all audit services and permissible non-audit services provided by the independent auditor. As provided in the GenOn Audit Committee Charter, the GenOn Audit Committee pre-approved all audit services and permissible non-audit services provided by the independent auditor from the time of the Merger and for the remainder of the fiscal year 2010.

The following table shows the aggregate fees related to the audit and other services provided by KPMG LLP (in thousands) for fiscal years ended December 31, 2010 and 2009. Amounts in the table for periods prior to the consummation of the Merger on December 3, 2010 reflect amounts paid by Mirant to KPMG LLP.

	2010	2009

Audit Fees(1)	$5,867	$5,504
Audit-Related Fees(2)	754	—
Tax Fees(3)	—	—
All Other Fees(4)	—	251

Total	$6,621	$5,755

(1)	Includes fees and expenses related to the audit of GenOn’s consolidated annual financial statements and the effectiveness of GenOn’s internal controls over financial reporting. This category also includes the review of financial statements included in Mirant’s Quarterly Reports on Form 10-Q, the audits of various subsidiary financial statements required by statute or regulation, and services that are normally provided by the independent auditors in connection with regulatory filings or engagements, consultations provided on audit and accounting matters that arose during, or as a result of, the audits or the reviews of interim financial statements, and the preparation of any written communications on internal control matters.

(2)	Consists of accounting consulting, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, which during 2010 related to the Merger, and are not reported above under “Audit Fees.”

(3)	Consists of professional services rendered for general tax consulting services.

(4)	Consists of fees for services provided by KPMG LLP, other than fees for the services listed in the other categories. The fees disclosed include services related to an International Financial Reporting Standards (IFRS) readiness assessment project.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) 1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits
GenOn Americas Generation, LLC	F-86
GenOn Mid-Atlantic, LLC	F-88

Report of Independent Registered Public Accounting Firm

The Member
GenOn Americas Generation, LLC:

We have audited the accompanying consolidated balance sheets of GenOn Americas Generation, LLC (a wholly-owned subsidiary of GenOn Energy, Inc.) and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, member’s equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenOn Americas Generation, LLC and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Houston, Texas
March 1, 2011

Report of Independent Registered Public Accounting Firm

The Member
GenOn Mid-Atlantic, LLC:

We have audited the accompanying consolidated balance sheets of GenOn Mid-Atlantic, LLC (a wholly-owned subsidiary of GenOn Energy, Inc.) and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, member’s equity and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GenOn Mid-Atlantic, LLC and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Houston, Texas
March 1, 2011

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	2010	2009	2008
	(in millions)

Operating revenues—nonaffiliate (including unrealized gains (losses) of $69 million, $(2) million and $840 million, respectively)	$2,102	$2,309	$3,188
Operating revenues—affiliate (including unrealized gains of $3 million, $0 million and $0 million, respectively)	3	—	—

Total operating revenues	2,105	2,309	3,188

Cost of fuel, electricity and other products—nonaffiliate (including unrealized (gains) losses of $89 million, $(49) million and $54 million, respectively)	846	701	1,053
Cost of fuel, electricity and other products—affiliate (including unrealized (gains) losses of $0, $0 and $0, respectively)	8	9	6

Total cost of fuel, electricity and other products	854	710	1,059

Gross Margin (excluding depreciation and amortization)	1,251	1,599	2,129

Operating Expenses:
Operations and maintenance—nonaffiliate	390	355	372
Operations and maintenance—affiliate	293	290	285
Depreciation and amortization	199	142	136
Impairment losses	565	221	—
Gain on sales of assets, net	(9)	(22)	(38)

Total operating expenses, net	1,438	986	755

Operating Income (Loss)	(187)	613	1,374

Other Expense (Income), net:
Interest expense	200	137	189
Interest income	—	(1)	(16)
Other, net	9	1	3

Total other expense, net	209	137	176

Net Income (Loss)	$(396)	$476	$1,198

The accompanying combined notes are an integral part of these consolidated financial statements

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in millions)

ASSETS
Current Assets:
Cash and cash equivalents	$514	$404
Funds on deposit	949	180
Receivables—nonaffiliate	363	401
Receivables—affiliate	4	—
Derivative contract assets—nonaffiliate	1,288	1,416
Derivative contract assets— affiliate	5	—
Inventories	295	241
Prepaid expenses	124	134

Total current assets	3,542	2,776

Property, Plant and Equipment, net	3,077	3,606

Noncurrent Assets:
Intangible assets, net	101	171
Derivative contract assets—nonaffiliate	689	599
Derivative contract assets—affiliate	3	—
Prepaid rent	348	304
Debt issuance costs, net	12	29
Other	41	32

Total noncurrent assets	1,194	1,135

Total Assets	$7,813	$7,517

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$1,389	$74
Accounts payable and accrued liabilities	527	646
Payable—affiliate	42	42
Derivative contract liabilities—nonaffiliate	1,130	1,150
Derivative contract liabilities—affiliate	3	—
Other	8	8

Total current liabilities	3,099	1,920

Noncurrent Liabilities:
Long-term debt, net of current portion	866	2,556
Derivative contract liabilities	173	163
Other	90	49

Total noncurrent liabilities	1,129	2,768

Commitments and Contingencies
Member’s Equity:
Member’s interest	3,585	3,109
Preferred stock in affiliate	—	(280)

Total member’s equity	3,585	2,829

Total Liabilities and Member’s Equity	$7,813	$7,517

The accompanying combined notes are an integral part of these consolidated financial statements

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

		Preferred	Total
	Member’s	Stock in	Member’s
	Interest	Affiliate	Equity
		(in millions)

Balance, December 31, 2007	$1,524	$(355)	$1,169
Net income	1,198	—	1,198
Amortization of discount on preferred stock in affiliate	21	(21)	—
Redemption of preferred stock in affiliate	—	31	31
Distributions to member	(297)	—	(297)
Capital contributions	282	—	282
Adoption of accounting guidance related to fair value measurement	1	—	1

Balance, December 31, 2008	2,729	(345)	2,384
Net income	476	—	476
Amortization of discount on preferred stock in affiliate	19	(19)	—
Redemption of preferred stock in affiliate	—	84	84
Distribution to member	(115)	—	(115)

Balance, December 31, 2009	3,109	(280)	2,829
Net loss	(396)	—	(396)
Amortization of discount on preferred stock in affiliate	15	(15)	—
Redemption of preferred stock in affiliate	—	295	295
Distribution to member	(222)	—	(222)
Capital contributions	1,079	—	1,079

Balance, December 31, 2010	$3,585	$—	$3,585

The accompanying combined notes are an integral part of these consolidated financial statements

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2010	2009	2008
		(in millions)

Cash Flows from Operating Activities:
Net income (loss)	$(396)	$476	$1,198

Adjustments to reconcile net income (loss) and changes in other operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	207	152	146
Impairment losses	565	221	—
Gain on sales of assets, net	(9)	(22)	(38)
Net changes in derivative contracts	17	(47)	(786)
Lower of cost or market inventory adjustments	22	32	65
Potomac River settlement obligation	32	—	—
Other, net	10	—	9
Changes in operating assets and liabilities:
Receivables—nonaffiliate	38	342	(218)
Receivables—affiliate	(2)	—	—
Funds on deposit	87	26	109
Prepaid rent	(44)	(46)	(24)
Inventories	(76)	(35)	47
Other assets	5	(10)	7
Accounts payable and accrued liabilities	(18)	(326)	249
Payable—affiliate	—	8	1
Taxes accrued—nonaffiliate	5	(7)	2
Other liabilities	1	2	(7)

Total adjustments	840	290	(438)

Net cash provided by operating activities of continuing operations	444	766	760
Net cash provided by operating activities of discontinued operations	—	—	1

Net cash provided by operating activities	444	766	761

Cash Flows from Investing Activities:
Capital expenditures	(252)	(666)	(720)
Proceeds from the sales of assets	8	25	40
Restricted deposit payments and other	(866)	1	(34)

Net cash used in investing activities of continuing operations	(1,110)	(640)	(714)
Net cash provided by investing activities of discontinued operations	—	—	18

Net cash used in investing activities	(1,110)	(640)	(696)

Cash Flows from Financing Activities:
Redemption of preferred stock in affiliate	295	84	31
Repayments of long-term debt	(376)	(45)	(419)
Repayment of note payable—affiliate, net	—	—	(6)
Capital contributions	1,079	—	282
Distributions to member	(222)	(115)	(297)

Net cash provided by (used in) financing activities	776	(76)	(409)

Net Increase (Decrease) in Cash and Cash Equivalents	110	50	(344)
Cash and Cash Equivalents, beginning of year	404	354	698

Cash and Cash Equivalents, end of year	$514	$404	$354

Supplemental Cash Flow Disclosures:
Cash paid for interest, net of amounts capitalized	$185	$124	$175

The accompanying combined notes are an integral part of these consolidated financial statements

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	2010	2009	2008
		(in millions)

Operating revenues—nonaffiliate (including unrealized gains of $123 million, $137 million and $525 million, respectively)	$347	$401	$492
Operating revenues—affiliate (including unrealized gains (losses) of $(43) million, $(1) million and $160 million, respectively)	1,357	1,377	1,787

Total operating revenues	1,704	1,778	2,279

Cost of fuel, electricity and other products—nonaffiliate (including unrealized (gains) losses of $0, $0 and $0, respectively)	18	17	20
Cost of fuel, electricity and other products—affiliate (including unrealized (gains) losses of $73 million, $(8) million and $9 million, respectively)	680	510	545

Total cost of fuel, electricity and other products	698	527	565

Gross Margin (excluding depreciation and amortization)	1,006	1,251	1,714

Operating Expenses:
Operations and maintenance—nonaffiliate	299	245	239
Operations and maintenance—affiliate	194	189	173
Depreciation and amortization	141	98	92
Impairment losses	1,153	385	—
Gain on sales of assets, net—affiliate	(3)	(14)	(8)

Total operating expenses, net	1,784	903	496

Operating Income (Loss)	(778)	348	1,218

Other Expense (Income), net:
Interest expense	3	3	3
Interest income	—	—	(3)
Other, net	1	1	1

Total other expense, net	4	4	1

Income (Loss) Before Income Taxes	(782)	344	1,217
Benefit for income taxes	(1)	—	—

Net Income (Loss)	$(781)	$344	$1,217

The accompanying combined notes are an integral part of these consolidated financial statements

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(in millions)

ASSETS
Current Assets:
Cash and cash equivalents	$202	$125
Funds on deposit	2	14
Receivables—nonaffiliate	21	27
Receivables—affiliate	169	187
Derivative contract assets—nonaffiliate	162	155
Derivative contract assets—affiliate	245	464
Inventories	122	117
Prepaid rent	96	96
Other	11	18

Total current assets	1,030	1,203

Property, Plant and Equipment, net	2,533	3,000

Noncurrent Assets:
Goodwill, net	—	616
Other intangible assets, net	71	138
Derivative contract assets—nonaffiliate	516	399
Derivative contract assets—affiliate	97	127
Prepaid rent	348	304
Other	31	20

Total noncurrent assets	1,063	1,604

Total Assets	$4,626	$5,807

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$4	$4
Accounts payable and accrued liabilities	63	168
Payable—affiliate	106	123
Derivative contract liabilities—nonaffiliate	18	4
Derivative contract liabilities—affiliate	231	374
Contract retention liability	132	112
Other	8	2

Total current liabilities	562	787

Noncurrent Liabilities:
Long-term debt, net of current portion	18	21
Derivative contract liabilities—nonaffiliate	—	13
Derivative contract liabilities—affiliate	94	84
Other	52	16

Total noncurrent liabilities	164	134

Commitments and Contingencies
Member’s Equity:
Member’s interest	3,900	5,024
Preferred stock in affiliate	—	(138)

Total member’s equity	3,900	4,886

Total Liabilities and Member’s Equity	$4,626	$5,807

The accompanying combined notes are an integral part of these consolidated financial statements

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

		Preferred	Total
	Member’s	Stock in	Member’s
	Interest	Affiliate	Equity
		(in millions)

Balance, December 31, 2007	$3,636	$(229)	$3,407
Net income	1,217	—	1,217
Amortization of discount on preferred stock in affiliate	13	(13)	—
Redemption of preferred stock in affiliate	—	31	31
Distributions to member	(325)	—	(325)
Capital contributions	250	—	250
Adoption of accounting guidance related to fair value measurement	3	—	3

Balance, December 31, 2008	4,794	(211)	4,583
Net income	344	—	344
Amortization of discount on preferred stock in affiliate	11	(11)	—
Redemption of preferred stock in affiliate	—	84	84
Distribution to member	(125)	—	(125)

Balance, December 31, 2009	5,024	(138)	4,886
Net loss	(781)	—	(781)
Amortization of discount on preferred stock in affiliate	7	(7)	—
Redemption of preferred stock in affiliate	—	145	145
Distribution to member	(350)	—	(350)

Balance, December 31, 2010	$3,900	$—	$3,900

The accompanying combined notes are an integral part of these consolidated financial statements

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	2010	2009	2008
		(in millions)

Cash Flows from Operating Activities:
Net income (loss)	$(781)	$344	$1,217

Adjustments to reconcile net income (loss) and changes in other operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	141	98	92
Impairment losses	1,153	385	—
Gain on sales of assets, net	(3)	(14)	(8)
Net changes in derivative contracts	(7)	(144)	(676)
Lower of cost or market inventory adjustments	13	29	14
Potomac River settlement obligation	32	—	—
Changes in operating assets and liabilities:
Nonaffiliate accounts receivable, net	6	(11)	(7)
Affiliate accounts receivable, net	18	24	(69)
Funds on deposit	—	—	2
Prepaid rent	(44)	(46)	(24)
Inventories	(18)	(17)	(23)
Other assets	6	(9)	1
Accounts payable and accrued liabilities	6	—	(1)
Payable—affiliate	(17)	(19)	66
Taxes accrued—nonaffiliate	6	(7)	2
Other liabilities	2	(6)	11

Total adjustments	1,294	263	(620)

Net cash provided by operating activities	513	607	597

Cash Flows from Investing Activities:
Capital expenditures	(233)	(578)	(641)
Proceeds from the sales of assets	4	14	8
Restricted deposit payments and other	1	1	(34)

Net cash used in investing activities	(228)	(563)	(667)

Cash Flows from Financing Activities:
Redemption of preferred stock in affiliate	145	84	31
Repayment of long-term debt	(3)	(3)	(2)
Capital contributions	—	—	250
Distributions to member	(350)	(125)	(325)
Other	—	—	(1)

Net cash used in financing activities	(208)	(44)	(47)

Net Increase (Decrease) in Cash and Cash Equivalents	77	—	(117)
Cash and Cash Equivalents, beginning of year	125	125	242

Cash and Cash Equivalents, end of year	$202	$125	$125

Supplemental Cash Flow Disclosures:
Cash paid for interest	$2	$2	$2

The accompanying combined notes are an integral part of these consolidated financial statements

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

1.	Description of Business and Accounting and Reporting Policies

Background

GenOn Americas Generation provides energy, capacity, ancillary and other energy services to wholesale customers in competitive energy markets in the United States through ownership and operation of, and contracting for, power generation capacity. GenOn Americas Generation is a wholesale generator with approximately 9,724 MW of net electric generating capacity in the Eastern PJM and Northeast regions and northern California. GenOn Americas Generation also operates integrated asset management and energy marketing organizations, including proprietary trading operations.

GenOn Mid-Atlantic operates and owns or leases 5,204 MW of net electric generating capacity in the Washington, D.C. area. GenOn Mid-Atlantic’s electric generating capacity is part of the 9,724 MW of net electric generating capacity of GenOn Americas Generation. GenOn Mid-Atlantic’s generating facilities serve the Eastern PJM markets. The PJM ISO operates the largest centrally dispatched control area in the United States.

GenOn Americas Generation and GenOn Mid-Atlantic are Delaware limited liability companies and indirect wholly-owned subsidiaries of GenOn. GenOn Mid-Atlantic is a wholly-owned subsidiary of GenOn North America and an indirect wholly-owned subsidiary of GenOn Americas Generation. The chart below is a summary representation of the Companies’ organizational structure and is not a complete organizational chart of GenOn.

(1)	GenOn Power Generation, LLC’s subsidiaries include former RRI Energy generating facilities acquired as a result of the Merger.

GenOn, a Delaware corporation, was formed in August 2000 by CenterPoint (then known as Reliant Energy, Incorporated) in connection with the planned separation of its regulated and unregulated operations. CenterPoint transferred substantially all of its unregulated businesses, including the name Reliant Energy, to

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the company now named GenOn Energy, Inc. In May 2001, Reliant Energy (then known as Reliant Resources, Inc.) became a publicly traded company and in September 2002, CenterPoint distributed its remaining ownership of Reliant Energy’s common stock to its stockholders. RRI Energy changed its name from Reliant Energy, Inc. effective May 2, 2009 in connection with the sale of its retail business. GenOn changed its name from RRI Energy, Inc. effective December 3, 2010.

GenOn Americas Generation and GenOn Mid-Atlantic have a number of service agreements for labor and administrative services with GenOn Energy Services. GenOn Energy Management provides services to certain operating subsidiaries of GenOn Americas, outside of GenOn Americas Generation, which includes the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. See note 6 for further discussion of arrangements with these related parties.

Merger of Mirant and RRI Energy

On December 3, 2010, Mirant and RRI Energy completed the Merger contemplated by the Merger Agreement. Upon completion of the Merger, RRI Energy Holdings, Inc. (Merger Sub), a direct and wholly-owned subsidiary of RRI Energy merged with and into Mirant, with Mirant continuing as the surviving corporation and a wholly-owned subsidiary of RRI Energy. Each of Mirant and RRI Energy received legal opinions that the Merger qualified as a tax-free reorganization under the IRC. Accordingly, none of RRI Energy, Merger Sub, Mirant or any of the Mirant stockholders will recognize any gain or loss in the transaction, except that Mirant stockholders will recognize a gain or loss with respect to cash received in lieu of fractional shares of RRI Energy common stock. Upon the closing of the Merger, each issued and outstanding share of Mirant common stock, including grants of restricted common stock, automatically converted into 2.835 shares of common stock of RRI Energy based on the Exchange Ratio. Additionally, upon the closing of the Merger, RRI Energy was renamed GenOn. Mirant stock options and other equity awards converted upon completion of the Merger into stock options and equity awards with respect to GenOn common stock, after giving effect to the Exchange Ratio. At the close of the Merger, former Mirant stockholders owned approximately 54% of the equity of the combined company and former RRI Energy stockholders owned approximately 46% of the equity of the combined company. See note 4 for additional information on the related debt transactions.

Basis of Presentation

The consolidated financial statements of the Companies and their wholly-owned subsidiaries have been prepared in accordance with GAAP. The consolidated financial statements have been prepared from records maintained by the Companies and their subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

At December 31, 2010, substantially all of the Companies’ subsidiaries are wholly-owned and located in the United States. Certain prior period amounts have been reclassified to conform to the current year financial statement presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make various estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of revenues and expenses during the period. Actual results could differ from those estimates. The Companies’ significant estimates include:

•	determining the fair value of certain derivative contracts;

•	estimating the useful lives of long-lived assets;

•	determining the value of asset retirement obligations;

•	estimating future cash flows in determining impairments of long-lived assets, definite-lived intangible assets and goodwill (GenOn Mid-Atlantic); and

•	estimating losses to be recorded for contingent liabilities.

The Companies evaluate events that occur after their balance sheet date but before their financial statements are issued for potential recognition or disclosure. Based on their evaluations, the Companies determined that there were no material subsequent events for recognition or disclosure other than those disclosed herein.

Revenue Recognition

GenOn Americas Generation

GenOn Americas Generation recognizes revenue when earned and collection is probable. GenOn Americas Generation earns revenue from the following sources: (a) power generation revenues, (b) contracted and capacity revenues, (c) fuel sales and proprietary trading revenues and (d) power hedging revenues.

Power Generation Revenues.  GenOn Americas Generation recognizes revenue from the sale of electricity from its generating facilities. Sales of energy primarily are based on economic dispatch, or “as-ordered” by an ISO or RTO, based on member participation agreements, but without an underlying contractual commitment. ISO and RTO revenues and revenues from sales of energy based on economic-dispatch are recorded on the basis of MWh delivered, at the relevant day-ahead or real-time prices. Additionally, GenOn Americas Generation includes revenue from the sale of steam in power generation revenues.

Contracted and Capacity Revenues.  GenOn Americas Generation recognizes revenue received from providing ancillary services and revenue received from an ISO or RTO based on auction results or negotiated contract prices for making installed generation capacity available to meet system reliability requirements. In addition, when a long-term electric power agreement conveys to the buyer of the electric power the right to control the generating capacity of GenOn Americas Generation’s facility, that agreement is evaluated to determine if it is a lease of the generating facility rather than a sale of electric power. Operating lease revenue for GenOn Americas Generation’s generating facilities is normally recorded as capacity revenue.

Fuel Sales and Proprietary Trading Revenues.  GenOn Americas Generation recognizes revenue from the sale of fuel oil and natural gas and revenues associated with fuel oil management and proprietary trading activities.

Power Hedging Revenues.  GenOn Americas Generation recognizes revenue from contracts which include both the sale of power and natural gas used to hedge power prices as well as hedges to capture the incremental value related to the geographic location of its physical assets.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects GenOn Americas Generation’s revenues by type:

	2010	2009	2008
	(in millions)

Power generation revenues	$1,122	$805	$1,841
Contracted and capacity revenues	560	592	612
Fuel sales and proprietary trading revenues	29	67	90
Power hedging revenues	394	845	645

Total operating revenues	$2,105	$2,309	$3,188

In accordance with accounting guidance related to derivative financial instruments, physical transactions, or revenues from the sale of generated electricity to ISOs and RTOs, are recorded on a gross basis in the consolidated statements of operations. Financial transactions, or the buying and selling of energy for trading purposes, are recorded on a net basis in the consolidated statements of operations.

GenOn Mid-Atlantic

GenOn Mid-Atlantic recognizes revenue from the sale of energy when earned and collection is probable. GenOn Mid-Atlantic recognizes affiliate and nonaffiliate revenue when electric power is delivered to an affiliate or to a customer pursuant to contractual commitments that specify volume, price and delivery requirements. GenOn Mid-Atlantic earns revenue from the following sources: (a) power generation revenues, (b) contracted and capacity revenues and (c) power hedging revenues, as defined above.

The following table reflects GenOn Mid-Atlantic’s revenues by type:

	2010	2009	2008
	(in millions)

Power generation revenues	$990	$659	$1,370
Contracted and capacity revenues	335	349	340
Power hedging revenues	379	770	569

Total operating revenues	$1,704	$1,778	$2,279

Cost of Fuel, Electricity and Other Products

Cost of fuel, electricity and other products on the Companies’ consolidated statements of operations include the costs of goods produced and sold through the combustion process, including the costs associated with handling and disposal of ash, natural gas transportation and services rendered during a reporting period. Cost of fuel, electricity and other products also includes purchased emissions allowances for CO2, SO2 and NOx and the settlements of and changes in fair value of derivative financial instruments used to hedge fuel economically. Additionally, cost of fuel, electricity and other products includes lower of cost or market inventory adjustments. Cost of fuel, electricity and other products excludes depreciation and amortization. Gross margin is total operating revenues less cost of fuel, electricity and other products.

Derivatives and Hedging Activities

In connection with the business of generating electricity, the Companies are exposed to energy commodity price risk associated with the acquisition of fuel and emissions allowances needed to generate electricity, the price of electricity produced and sold, and the fair value of fuel inventories. In addition, the open positions in GenOn Americas Generation’s trading activities comprised of proprietary trading and fuel oil management

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activities, expose it to risks associated with changes in energy commodity prices. The Companies, through their asset management activities, enter into a variety of exchange-traded and OTC energy and energy-related derivative financial instruments, such as forward contracts, futures contracts, option contracts and financial swap agreements to manage exposure to commodity price risks. These contracts have varying terms and durations, which range from a few days to years, depending on the instrument. GenOn Americas Generation’s proprietary trading activities also utilize similar derivative contracts in markets where it has a physical presence to attempt to generate incremental gross margin. GenOn Americas Generation’s fuel oil management activities use derivative financial instruments to hedge economically the fair value of its physical fuel oil inventories, optimize the approximately three million barrels of storage capacity that it owns or leases, as well as attempt to profit from market opportunities related to timing and/or differences in the pricing of various products.

Derivative financial instruments are recorded in the consolidated balance sheets at fair value, except for derivative contracts that qualify for the normal purchase or normal sale exceptions, which are not in the consolidated balance sheets or results of operations prior to settlement based on accrual accounting treatment. The Companies present their derivative contract assets and liabilities on a gross basis (regardless of master netting arrangements with the same counterparty). Cash collateral amounts are also presented on a gross basis.

If certain criteria are met, a derivative financial instrument may be designated as a fair value hedge or cash flow hedge. The Companies did not have any derivative financial instruments that they had designated as fair value or cash flow hedges for accounting purposes during 2010, 2009 or 2008.

Because the Companies’ derivative financial instruments have not been designated as hedges for accounting purposes, changes in such instruments’ fair values are recognized currently in earnings. The Companies’ derivative financial instruments are categorized based on the business objective the instrument is expected to achieve: asset management or trading, which includes GenOn Americas Generation’s proprietary trading and fuel oil management. For asset management activities, changes in fair value and settlement of derivative financial instruments used to hedge electricity economically are reflected in operating revenue and changes in fair value and settlement of derivative financial instruments used to hedge fuel economically are reflected in cost of fuel, electricity and other products in the consolidated statements of operations. Changes in the fair value and settlements of derivative financial instruments for GenOn Americas Generation’s proprietary trading and fuel oil management activities are recorded on a net basis as operating revenue in the consolidated statements of operations.

In May 2010, the Companies concluded that they could no longer assert that physical delivery is probable for many of their coal agreements. The conclusion was based on expected generation levels, changes observed in the coal markets and the completion of the Companies’ coal blending facility at their Morgantown generating facility that allows for greater flexibility of the Companies’ coal supply. Because the Companies can no longer assert that physical delivery of coal from these agreements is probable, they do not qualify for the normal purchase exception and the Companies are required to apply fair value accounting for these contracts in the current period and prospectively.

The Companies also consider risks associated with interest rates, counterparty credit and their own non-performance risk when valuing their derivative financial instruments. The nominal value of the derivative contract assets and liabilities is discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of the Companies’ transactions being valued. See note 2 for discussion on fair value measurements and note 2 for further discussion of the Companies’ credit policies.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Concentration of Revenues

During 2010, GenOn Americas Generation had $1.3 billion in revenues from PJM, which represented 63% of consolidated revenues. The revenues generated from this counterparty are included in the Eastern PJM and Energy Marketing segments. During 2009, GenOn Americas Generation had $1.0 billion in revenues from PJM, which represented 43% of consolidated revenues. The revenues generated from this counterparty are primarily included in the Eastern PJM segment. Additionally, during 2009 GenOn Americas Generation had $332 million in revenues from another counterparty, which represented 14% of consolidated revenues. The revenues generated from this counterparty are included in the Eastern PJM, Energy Marketing and Northeast segments. During 2008, GenOn Americas Generation had $1.5 billion in revenues from PJM, which represented 48% of consolidated revenues. The revenues generated from this counterparty are primarily included in the Eastern PJM segment. Additionally, during 2008 GenOn Americas Generation had $470 million in revenues from another counterparty, which represented 15% of consolidated revenues. The revenues generated from this counterparty are primarily included in the Northeast segment.

During 2010, GenOn Mid-Atlantic had $1.3 billion in revenues from PJM, which represented 78% of consolidated revenues. During 2009, GenOn Mid-Atlantic had $1.0 billion in revenues from PJM, which represented 56% of consolidated revenues. Additionally, during 2009 GenOn Mid-Atlantic had $191 million in revenues from another counterparty, which represented 11% of consolidated revenues. During 2008, GenOn Mid-Atlantic had $1.5 billion in revenues from PJM, which represented 67% of consolidated revenues.

Coal Supplier Concentration Risk

The Companies’ coal supply comes primarily from the Northern Appalachian and Central Appalachian coal regions. GenOn Americas Generation enters into contracts of varying tenors on behalf of GenOn Mid-Atlantic to secure appropriate quantities of fuel that meet the varying specifications of GenOn Mid-Atlantic’s generating facilities. For the coal-fired generating facilities, GenOn Americas Generation purchases most of its coal from a small number of suppliers under contracts with terms of varying lengths, some of which extend to 2013. The Companies had exposure to two counterparties at December 31, 2010, and exposure to three counterparties at December 31, 2009, that each represented an exposure of more than 10% of the total coal commitments, by volume, for the respective succeeding year, and in aggregate represented approximately 60% and 61% of the Companies’ total coal commitments at December 31, 2010 and 2009, respectively. At December 31, 2010, one counterparty represented an exposure of 39% of these total coal commitments, by volume.

Concentration of Labor Subject to Collective Bargaining Agreements

Under the Companies’ services agreement with GenOn Energy Services, an indirect wholly-owned subsidiary of GenOn, GenOn Energy Services provides the Companies’ personnel. At December 31, 2010, approximately 57% of GenOn Americas Generation’s total employees are subject to collective bargaining agreements. Of those employees subject to collective bargaining agreements, 69% are represented by IBEW Local 1900 in the Eastern PJM segment. At December 31, 2010, approximately 62% of GenOn Mid-Atlantic’s total employees are subject to collective bargaining agreements and are represented by IBEW Local 1900. Less than five percent of GenOn Americas Generation’s employees are subject to collective bargaining agreements that will expire in 2011. GenOn Americas Generation intends to negotiate the renewal of these agreements and does not anticipate any disruptions to GenOn Americas Generation’s operations.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

GenOn Americas Generation and GenOn Mid-Atlantic consider all short-term investments with an original maturity of three months or less to be cash equivalents. At December 31, 2010, except for amounts held in bank accounts to cover current payables, all of the Companies’ cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

Restricted Cash

Restricted cash is included in current and noncurrent assets as funds on deposit and other noncurrent assets, respectively, in the consolidated balance sheets. Restricted cash includes the following:

GenOn Americas Generation

	December 31,
	2010	2009
	(in millions)

Funds deposited with the trustee to discharge the GenOn North America senior notes, due 2013(1)	$866	$—
Cash collateral posted(2)	120	83
GenOn North America deposits(3)	—	124

Total current and noncurrent funds on deposit	986	207
Less: Current funds on deposit	949	180

Total noncurrent funds on deposit	$37	$27

(1)	See note 4.

(2)	Represents cash collateral posted for energy trading and marketing and other operating activities; includes $32 million related to the Potomac River Settlement, see notes 3(d) and 10.

(3)	Represents deposits posted under GenOn North America senior secured term loans to support the issuance of letters of credit. These amounts were returned in 2010 as a result of the repayment of the GenOn North America senior secured term loans.

GenOn Mid-Atlantic

	December 31,
	2010	2009
	(in millions)

Cash collateral posted(1)	$32	$33

Total current and noncurrent funds on deposit	32	33
Less: Current funds on deposit	2	14

Total noncurrent funds on deposit	$30	$19

(1)	Represents amount related to the Potomac River Settlement, see notes 3(d) and 10.

Inventories

Inventories consist primarily of materials and supplies, fuel oil, coal and purchased emissions allowances. Inventory is generally stated at the lower of cost or market value and is expensed on a weighted average cost

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis. Fuel inventory is removed from the inventory account as it is used in the generation of electricity or sold to third parties, including sales related to GenOn Americas Generation’s fuel oil management activities. Materials and supplies are removed from the inventory account when they are used for repairs, maintenance or capital projects. Purchased emissions allowances are removed from inventory and charged to cost of fuel, electricity and other products in the Companies’ consolidated statements of operations as they are utilized for emissions volumes.

Inventories were comprised of the following:

GenOn Americas Generation

	December 31,
	2010	2009
	(in millions)

Fuel inventory:
Fuel oil	$136	$99
Coal	52	52
Other	1	1
Materials and supplies	72	66
Purchased emissions allowances	34	23

Total inventories	$295	$241

During 2010, 2009 and 2008, GenOn Americas Generation recorded $22 million, $32 million and $65 million, respectively, for lower of average cost or market valuation adjustments in cost of fuel, electricity and other products.

GenOn Mid-Atlantic

	December 31,
	2010	2009
	(in millions)

Fuel inventory:
Fuel oil	$20	$20
Coal	52	52
Other	1	1
Materials and supplies	49	43
Purchased emissions allowances	—	1

Total inventories	$122	$117

During 2010, 2009 and 2008, GenOn Mid-Atlantic recorded $13 million, $29 million and $14 million, respectively, for lower of average cost or market valuation adjustments in cost of fuel, electricity and other products.

Granted Emissions Allowances

Included in property, plant and equipment are: (a) emissions allowances granted by the EPA that were projected to be required to offset physical emissions and (b) emissions allowances granted by the EPA that were projected to be in excess of those required to offset physical emissions related to generating facilities

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

owned by the Companies. These emissions allowances were recorded at fair value at the date of the acquisition of the facility and are depreciated on a straight-line basis over the estimated useful life of the respective generating facility and are charged to depreciation and amortization expense in the consolidated statements of operations.

Included in other intangible assets are emissions allowances related to the Dickerson and Morgantown baseload units leased by the Companies. Emissions allowances related to leased units are recorded at fair value at the commencement of the lease. These emissions allowances are amortized on a straight-line basis over the term of the lease for leased units, and are charged to depreciation and amortization expense in the consolidated statements of operations.

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

Impairment of Long-Lived Assets

GenOn Americas Generation and GenOn Mid-Atlantic evaluate long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluations are performed in accordance with the accounting guidance related to evaluating long-lived assets for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value. See note 3(d) for further discussion of assets reviewed for impairment.

Capitalization of Interest Cost (GenOn Americas Generation)

GenOn Americas Generation capitalizes interest on projects during their construction period. GenOn Americas Generation determines which debt instruments represent a reasonable measure of the cost of financing construction in terms of interest costs incurred that otherwise could have been avoided. These debt instruments and associated interest costs are included in the calculation of the weighted average interest rate used for determining the capitalization rate. Once a project is placed in service, capitalized interest, as a component of the total cost of the construction, is depreciated over the estimated useful life of the asset constructed.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2010, 2009 and 2008, GenOn Americas Generation incurred the following interest costs:

	2010	2009	2008
	(in millions)

Total interest costs	$205	$209	$237
Capitalized and included in property, plant and equipment, net	(5)	(72)	(48)

Interest expense	$200	$137	$189

The amounts of capitalized interest above include interest accrued. During 2010, 2009 and 2008, cash paid for interest was $190 million, $192 million and $223 million, respectively, of which $5 million, $68 million and $48 million, respectively, were capitalized.

Environmental Costs

GenOn Americas Generation and GenOn Mid-Atlantic expense environmental expenditures related to existing conditions that do not have future economic benefit. GenOn Americas Generation and GenOn Mid-Atlantic capitalize environmental expenditures for which there is a future economic benefit. GenOn Americas Generation and GenOn Mid-Atlantic record liabilities for expected future costs, on an undiscounted basis, related to environmental assessments and /or remediation when they are probable and can be reasonably estimated.

Operating Leases

GenOn Americas Generation and GenOn Mid-Atlantic lease various assets under non-cancelable leasing arrangements, including generating facilities, office space and other equipment. The rent expense associated with leases that qualify as operating leases is recognized on a straight-line basis over the lease term within operations and maintenance expense—nonaffiliate in the consolidated statements of operations. The Companies’ most significant operating leases are GenOn Mid-Atlantic’s leases of the Dickerson and Morgantown baseload units. See note 7 for further discussion on these leases.

Intangible Assets

Intangible assets relate primarily to trading rights, development rights, and emissions allowances. Intangible assets with definite useful lives are amortized on a straight-line basis to their estimated residual values over their respective useful lives ranging up to 40 years.

Goodwill (GenOn Mid-Atlantic)

Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill acquired in a purchase business combination is not amortized, but instead tested for impairment at least annually. A goodwill impairment occurs when the fair value of a reporting unit is less than its carrying value including goodwill. The amount of the impairment charge, if an impairment exists, is calculated as the difference between the implied fair value of the reporting unit goodwill and its carrying value. GenOn Mid-Atlantic performs an annual assessment of goodwill at October 31 and whenever contrary evidence exists as to the recoverability of goodwill. The fair value of the reporting unit is calculated using income and market approaches and underlying assumptions based on the best information available. See note 3 for further discussion.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt Issuance Costs (GenOn Americas Generation)

Debt issuance costs are capitalized and amortized as interest expense under the effective interest method over the term of the related debt. Changes in debt issuance costs are as follows:

	2010	2009	2008
	(in millions)

Balance, January 1	$29	$38	$49
Amortized	(8)	(9)	(10)
Accelerated amortization/write-offs(1)(2)	(9)	—	(1)

Balance, December 31	$12	$29	$38

(1)	See note 4.

(2)	Amounts are considered a portion of the net carrying value of the related debt and are expensed when accelerated as a component of debt extinguishments.

Income Taxes and Deferred Tax Asset Valuation Allowance

GenOn Americas Generation

GenOn Americas Generation and most of its subsidiaries are limited liability companies that are treated as branches of GenOn Americas for income tax purposes. As a result, GenOn Americas and GenOn have direct liability for the majority of the federal and state income taxes relating to GenOn Americas Generation’s operations. Some of GenOn Americas Generation’s subsidiaries, Hudson Valley Gas and GenOn Special Procurement, Inc. exist as regarded corporate entities for income tax purposes. GenOn Kendall, which had previously existed as a regarded entity, has been converted to a disregarded entity. For the subsidiaries that continue to exist as corporate regarded entities, GenOn Americas Generation allocates current and deferred income taxes to each corporate regarded entity as if such entity were a single taxpayer utilizing the asset and liability method to account for income taxes. To the extent GenOn Americas Generation provides tax expense or benefit, any related tax payable or receivable to GenOn is reclassified to equity in the same period since GenOn Americas Generation does not have a tax sharing agreement with GenOn.

Deferred tax assets and liabilities are recognized for the regarded corporate entities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. When necessary, deferred tax assets are reduced by a valuation allowance to reflect the amount that is estimated to be recoverable. In assessing the recoverability of the deferred tax assets, GenOn Americas Generation considers whether it is likely that some portion or all of the deferred tax assets will be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The determination of a valuation allowance requires significant judgment as to the generation of taxable income during future periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including GenOn Americas Generation’s past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies.

Additionally, GenOn Americas Generation has not recognized any tax benefits relating to tax uncertainties arising in the ordinary course of business that are less than or subject to the measurement threshold of the

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more-likely-than-not standard prescribed under the accounting guidance for accounting for uncertainty of income taxes. These unrecognized tax benefits may be either a tax liability or an adjustment to their NOLs based on the specific facts of each tax uncertainty. GenOn Americas Generation periodically assesses its tax uncertainties based on the latest information available. The amount of the unrecognized tax benefit requires management to make significant assumptions about the expected outcomes of certain tax positions included in their filed or yet to be filed tax returns.

GenOn Mid-Atlantic

GenOn Mid-Atlantic and its subsidiaries are limited liability companies that are treated as branches of GenOn Americas for income tax purposes. As such, GenOn and GenOn Americas have direct liability for the majority of the federal and state income taxes relating to its operations.

Fair Value of Financial Instruments

The accounting guidance related to the disclosure about fair value of financial instruments requires the disclosure of the fair value of all financial instruments that are not otherwise recorded at fair value in the financial statements. At December 31, 2010 and 2009, financial instruments recorded at contractual amounts that approximate fair value include certain funds on deposit, receivables from affiliate and nonaffiliate, accounts payable and accrued liabilities, payable—affiliate and notes payable—affiliate. The fair values of such items are not materially sensitive to shifts in market interest rates because of the short term to maturity of these instruments. The fair value of the Companies’ long-term debt is estimated using quoted market prices when available. See note 2 for further discussion.

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

On February 12, 2008, the FASB issued guidance related to fair value measurements, which deferred the effective date of fair value measurements for one year for certain nonfinancial assets and liabilities, with the exception of those nonfinancial assets and liabilities that are recognized or disclosed on a recurring basis (at least annually). The Companies’ non-recurring nonfinancial assets and liabilities that could be measured at fair value in the Companies’ consolidated financial statements include long-lived asset impairments and the initial recognition of asset retirement obligations. The Companies adopted the guidance related to fair value measurements for non-recurring nonfinancial assets and liabilities on January 1, 2009, and the adoption had no effect on the Companies’ consolidated statements of operations, financial position or cash flows. The Companies incorporated the recognition and disclosure provisions related to fair value measurements for non-recurring nonfinancial assets and liabilities when applicable. See note 2 for these disclosures.

On March 19, 2008, the FASB issued guidance that enhances the required disclosures for derivative instruments. The Companies utilize derivative financial instruments to manage their exposure to commodity

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

price risks and for GenOn Americas Generation’s proprietary trading and fuel oil management activities. The Companies adopted this guidance on January 1, 2009. See note 2 for these disclosures.

On April 9, 2009, the FASB issued guidance that requires disclosures about the fair value of financial instruments that are not otherwise recorded at fair value in the interim financial statements. The Companies adopted this accounting guidance for their disclosures of the fair value of financial instruments for the quarter ended June 30, 2009, and the adoption had no effect on the Companies’ consolidated statements of operations, financial position or cash flows. See “Fair Values of Other Financial Instruments” in note 2 for these disclosures.

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

On January 21, 2010, the FASB issued guidance that enhances the disclosures for fair value measurements. The guidance requires the Companies to disclose separately the amount of significant transfers between Level 1 and Level 2 of the fair value hierarchy, the reasons for the significant transfers, the valuation techniques and inputs used and the classes of assets and liabilities accounted for at fair value on a recurring basis. The Companies adopted this accounting guidance for the quarter ended March 31, 2010. See note 2 for additional information on fair value measurements.

On February 25, 2010, the FASB issued guidance that amends its requirement for public companies to disclose the date through which the Companies have evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. The Companies adopted the subsequent event disclosure requirements for the quarter ended March 31, 2010, and the adoption had no effect on the Companies’ consolidated statements of operations, financial positions or cash flows. The Companies continue to evaluate subsequent events through the date when the financial statements are issued.

New Accounting Guidance Not Yet Adopted at December 31, 2010

On January 21, 2010, the FASB issued guidance that requires a reconciliation for Level 3 fair value measurements, including presenting separately the amounts of purchases, issuances and settlements on a gross

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis. The Companies currently disclose the amounts of purchases, issuances and settlements on a net basis within their roll forward of Level 3 fair value measurements in note 2. The Companies will present these disclosures in their Form 10-Q for the quarter ended March 31, 2011.

2.	Financial Instruments

(a)	Derivatives and Hedging Activities.

The Companies use derivative financial instruments to manage operational or market constraints, to increase the return on their generation assets and to generate incremental gross margin.

GenOn Americas Generation

The following table presents the fair value of GenOn Americas Generation’s derivative financial instruments:

					Net Derivative
	Derivative Contract Assets		Derivative Contract Liabilities		Contract
	Current	Long-Term	Current	Long-Term	Assets (Liabilities)
			(in millions)

December 31, 2010
Commodity Contracts:
Asset management	$442	$623	$(279)	$(102)	$684
Trading activities	851	69	(854)	(71)	(5)

Total derivatives	$1,293	$692	$(1,133)	$(173)	$679

December 31, 2009
Commodity Contracts:
Asset management	$669	$535	$(404)	$(99)	$701
Trading activities	747	64	(746)	(64)	1

Total derivatives	$1,416	$599	$(1,150)	$(163)	$702

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the net gains (losses) for derivative financial instruments recognized in income in the consolidated statements of operations:

	2010		2009
		Cost of Fuel,		Cost of Fuel,
		Electricity and		Electricity and
Derivatives Not Designated as Hedging Instrument	Revenues	Other Products	Revenues	Other Products
		(in millions)

Asset Management Commodity Contracts:
Unrealized	$77	$(89)	$111	$49
Realized(1)	318	(168)	745	(74)

Total asset management	$395	$(257)	$856	$(25)

Trading Commodity Contracts:
Unrealized	$(5)	$—	$(113)	$—
Realized(1)	(23)	—	145	—

Total trading	$(28)	$—	$32	$—

Total derivatives	$367	$(257)	$888	$(25)

(1)	Represents the total cash settlements of derivative financial instruments during each quarterly reporting period that existed at the beginning of each respective period.

The following tables present the notional quantity on long (short) positions for derivative financial instruments:

	Notional Volumes at December 31, 2010
	Derivative	Derivative	Net
	Contract	Contract	Derivative
Derivative Instrument	Assets	Liabilities	Contracts
	(in millions)

Commodity Contracts (in equivalent MWh):
Power(1)	(23)	(15)	(38)
Natural gas	(28)	29	1
Fuel oil	2	(3)	(1)
Coal	9	7	16

	Notional Volumes at December 31, 2009
	Derivative	Derivative	Net
	Contract	Contract	Derivative
Derivative Instrument	Assets	Liabilities	Contracts
	(in millions)

Commodity Contracts (in equivalent MWh):
Power(1)	(82)	38	(44)
Natural gas	(32)	32	—
Fuel oil	3	(4)	(1)
Coal	1	(1)	—

(1)	Includes MWh equivalent of natural gas transactions used to hedge power economically.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GenOn Mid-Atlantic

The following table presents the fair value of GenOn Mid-Atlantic’s derivative financial instruments:

					Net Derivative
	Derivative Contract Assets		Derivative Contract Liabilities		Contract
	Current	Long-Term	Current	Long-Term	Assets (Liabilities)
			(in millions)

December 31, 2010
Commodity Contracts:
Asset management—nonaffiliate	$162	$516	$(18)	$—	$660
Asset management—affiliate	245	97	(231)	(94)	17

Total derivatives	$407	$613	$(249)	$(94)	$677

December 31, 2009
Commodity Contracts:
Asset management—nonaffiliate	$155	$399	$(4)	$(13)	$537
Asset management—affiliate	464	127	(374)	(84)	133

Total derivatives	$619	$526	$(378)	$(97)	$670

The following table presents the net gains (losses) for derivative financial instruments recognized in income in the consolidated statements of operations:

	2010		2009
		Cost of Fuel,		Cost of Fuel,
		Electricity and		Electricity and
Derivatives Not Designated as Hedging Instrument	Revenues	Other Products	Revenues	Other Products
		(in millions)

Asset Management Commodity Contracts:
Unrealized	$80	$(73)	$136	$8
Realized(1)	300	(128)	644	4

Total asset management	$380	$(201)	$780	$12

(1)	Represents the total cash settlements of derivative financial instruments during each quarterly reporting period that existed at the beginning of each respective period.

The following tables present the notional quantity on long (short) positions for derivative financial instruments:

	Notional Volumes at December 31, 2010
	Derivative	Derivative	Net
	Contract	Contract	Derivative
Derivative Instrument	Assets	Liabilities	Contracts
	(in millions)

Commodity Contracts (in equivalent MWh):
Power(1)	(40)	4	(36)
Coal	6	10	16

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Notional Volumes at December 31, 2009
	Derivative	Derivative	Net
	Contract	Contract	Derivative
Derivative Instrument	Assets	Liabilities	Contracts
	(in millions)

Commodity Contracts (in equivalent MWh):
Power(1)	(79)	34	(45)
Coal	1	—	1

(1)	Includes MWh equivalent of natural gas transactions used to hedge power economically.

(b)	Fair Value Measurements.

Fair Value Hierarchy and Valuation Techniques.  The Companies apply recurring fair value measurements to their financial assets and liabilities. In determining fair value, the Companies generally use a market approach and incorporate assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation techniques. The fair value measurement inputs the Companies use vary from readily observable prices for exchange-traded instruments to price curves that cannot be validated through external pricing sources. Based on the observability of the inputs used in the valuation techniques, the Companies’ financial assets and liabilities carried at fair value in the consolidated financial statements are classified as follows:

Level 1:  Represents unadjusted quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date. This category primarily includes natural gas and crude oil futures traded on the NYMEX and swaps cleared against NYMEX prices. The Companies’ interest bearing funds are also valued using Level 1 inputs.

Level 2:  Represents quoted market prices for similar assets or liabilities in active markets, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data. This category primarily includes non-exchange-traded derivatives such as OTC forwards, swaps and options, and certain energy derivative instruments that are cleared and settled through exchanges.

Level 3:  This category includes the Companies’ energy derivative instruments whose fair value is estimated based on internally developed models and methodologies utilizing significant inputs that are generally less readily observable from market sources (such as implied volatilities and correlations). The Companies’ OTC, complex or structured derivative instruments that are transacted in less liquid markets with limited pricing information are included in Level 3. Examples are coal contracts, congestion products, power and natural gas contracts, and options valued using internally developed inputs.

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

The fair value of the Companies’ derivative contract assets and liabilities is based largely on observable quoted prices from exchanges and unadjusted indicative quoted prices from independent brokers in active markets who regularly facilitate the Companies’ transactions. An active market is considered to have transactions with sufficient frequency and volume to provide pricing information on an ongoing basis. The Companies think that these prices represent the best available information for valuation purposes. In

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determining the fair value of its derivative contract assets and liabilities, the Companies use third-party market pricing where available. For transactions classified in Level 1 of the fair value hierarchy, the Companies use the unadjusted published settled prices on the valuation date. For transactions classified in Level 2 of the fair value hierarchy, the Companies value these transactions using indicative quoted prices from independent brokers or other widely-accepted valuation methodologies. Transactions are classified in Level 2 if substantially all (greater than 90%) of the fair value can be corroborated using observable market inputs such as transactable broker quotes. In accordance with the exit price objective under the fair value measurements accounting guidance, the fair value of the Companies’ derivative contract assets and liabilities is determined based on the net underlying position of the recorded derivative contract assets and liabilities using bid prices for assets and ask prices for liabilities. The quotes that the Companies obtain from brokers are non-binding in nature, but are from brokers that typically transact in the market being quoted and are based on their knowledge of market transactions on the valuation date. The Companies typically obtain multiple broker quotes on the valuation date for each delivery location that extend for the tenor of their underlying contracts. The number of quotes that the Companies can obtain depends on the relative liquidity of the delivery location on the valuation date. If multiple broker quotes are received for a contract, the Companies use an average of the quoted bid or ask prices. If only one broker quote is received for a delivery location and it cannot be validated through other external sources, the Companies will assign the quote to a lower level within the fair value hierarchy. In some instances, the Companies may combine broker quotes for a liquid delivery hub with broker quotes for the price spread between the liquid delivery hub and the delivery location under the contract. The Companies also may apply interpolation techniques to value monthly strips if broker quotes are only available on a seasonal or annual basis. The Companies perform validation procedures on the broker quotes at least on a monthly basis. The validation procedures include reviewing the quotes for accuracy and comparing them to the Companies’ internal price curves. In certain instances, the Companies may discard a broker quote if it is a clear outlier and multiple other quotes are obtained. At December 31, 2010, the Companies obtained broker quotes for 100% of their delivery locations classified in Level 2 of the fair value hierarchy.

Inactive markets are considered to be those markets with few transactions, noncurrent pricing or prices that vary over time or among market makers. The Companies transactions in Level 3 of the fair value hierarchy may involve transactions whereby observable market data, such as broker quotes, are not available for substantially all of the tenor of the contract or the Companies are only able to obtain indicative broker quotes that cannot be corroborated by observable market data. In such cases, the Companies may apply valuation techniques such as extrapolation and other quantitative methods to determine fair value. Proprietary models may also be used to determine the fair value of the Companies’ derivative contract assets and liabilities that may be structured or otherwise tailored. The Companies’ techniques for fair value estimation include assumptions for market prices, correlation and volatility. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. At December 31, 2010, GenOn Americas Generation’s assets and liabilities classified as Level 3 in the fair value hierarchy represented approximately 2% of its total assets and 8% of its total liabilities measured at fair value. At December 31, 2010, GenOn Mid-Atlantic’s assets and liabilities classified as Level 3 in the fair value hierarchy represented approximately 3% of its total assets and 29% of its total liabilities measured at fair value.

The fair value of the Companies’ derivative contract assets and liabilities is also affected by assumptions as to time value, credit risk and non-performance risk. The nominal value of the Companies’ derivatives is discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of the transaction. Derivative contract assets are reduced to reflect the estimated default risk of counterparties on their contractual obligations to the Companies. The counterparty default risk for the Companies’ overall net position is measured based on published spreads on credit default swaps for its counterparties, where available, or proxies based upon published spreads, applied to its current exposure and potential loss exposure from the

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial commitments in the Companies’ risk management portfolio. The fair value of the Companies’ derivative contract liabilities is reduced to reflect the estimated risk of default on its contractual obligations to counterparties and is measured based on published default rates of the Companies’ debt, where available, or proxies based upon published spreads. Credit risk and non-performance risk are calculated with consideration of the Companies’ master netting agreements with counterparties and their exposure is reduced by cash collateral posted to the Companies against these obligations.

See note 3 for discussion of GenOn Americas Generation’s and GenOn Mid-Atlantic’s fair value measurements for non-financial assets.

GenOn Americas Generation

Fair Value of Derivative Instruments and Certain Other Assets.  The fair value measurements of GenOn Americas Generation’s financial assets and liabilities by class are as follows:

	December 31, 2010
				Total
	Level 1(1)	Level 2(1)(2)	Level 3	Fair Value
	(in millions)

Derivative contract assets:
Commodity Contracts
Asset Management:
Power	$1	$1,022	$2	$1,025
Fuel	4	3	33	40

Total Asset Management	5	1,025	35	1,065
Trading Activities	530	385	5	920

Total derivative contract assets	$535	$1,410	$40	$1,985

Derivative contract liabilities:
Commodity Contracts
Asset Management:
Power	$12	$248	$4	$264
Fuel	18	—	99	117

Total Asset Management	30	248	103	381
Trading Activities	533	389	3	925

Total derivative contract liabilities	$563	$637	$106	$1,306

Interest-bearing funds(3)	$547	$—	$—	$547

(1)	Transfers between Level 1 and Level 2 are recognized as of the end of the reporting period. There were no significant transfers during 2010.

(2)	Option contracts comprised approximately 1% of GenOn Americas Generation’s net derivative contract assets.

(3)	Represent investments in money market funds and are included in cash and cash equivalents, funds on deposit and other noncurrent assets in the consolidated balance sheet. GenOn Americas Generation had $508 million of interest-bearing funds included in cash and cash equivalents, $2 million included in funds on deposit and $37 million included in other noncurrent assets.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
				Total
	Level 1	Level 2	Level 3	Fair Value
		(in millions)

Derivative contract assets:
Commodity Contracts
Asset Management:
Power	$2	$1,162	$14	$1,178
Fuel	11	8	7	26

Total Asset Management	13	1,170	21	1,204
Trading Activities	374	415	22	811

Total derivative contract assets	$387	$1,585	$43	$2,015

Derivative contract liabilities:
Commodity Contracts
Asset Management:
Power	$11	$475	$2	$488
Fuel	14	1	—	15

Total Asset Management	25	476	2	503
Trading Activities	368	433	9	810

Total derivative contract liabilities	$393	$909	$11	$1,313

Interest-bearing funds(1)	$564	$—	$—	$564

(1)	Represent investments in money market funds and are included in cash and cash equivalents, funds on deposit and other noncurrent assets in the consolidated balance sheet. GenOn Americas Generation had $400 million of interest-bearing funds included in cash and cash equivalents, $137 million included in funds on deposit and $27 million included in other noncurrent assets.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a reconciliation of changes in fair value of net commodity derivative contract assets and liabilities classified as Level 3 during 2009 and 2010, respectively:

	Net Derivatives Contracts (Level 3)
	Asset
	Management	Trading	Total
	(in millions)

Balance, January 1, 2009 (net asset (liability))	$24	$22	$46
Total gains (losses) realized/unrealized:
Included in earnings(1)	(58)	(62)	(120)
Purchases, issuances and settlements (net)(2)	54	53	107
Transfers in and out of Level 3(3)	(1)	—	(1)

Balance, December 31, 2009 (net asset (liability))	19	13	32
Total gains (losses) realized/unrealized:
Included in earnings(1)	17	(49)	(32)
Purchases, issuances and settlements (net)(2)	(142)	39	(103)
Transfers in and out of Level 3(3)	38	(1)	37

Balance, December 31, 2010 (net asset (liability))	$(68)	$2	$(66)

(1)	Reflects the total gains or losses on contracts included in Level 3 at the beginning of each quarterly reporting period and at the end of each quarterly reporting period, and contracts entered into during each quarterly reporting period that remain at the end of each quarterly reporting period. Also reflects GenOn Americas Generation’s coal agreements that were initially recognized at fair value in the second quarter of 2010.

(2)	Represents the total cash settlements of contracts during each quarterly reporting period that existed at the beginning of each quarterly reporting period.

(3)	Denotes the total contracts that existed at the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during each quarterly reporting period. Amounts reflect fair value as of the end of each quarterly reporting period.

The following table presents the amounts included in income related to derivative contract assets and liabilities classified as Level 3:

	2010			2009
		Cost of Fuel,			Cost of Fuel,
		Electricity			Electricity
	Operating	and Other		Operating	and Other
	Revenues	Products	Total	Revenues	Products	Total
			(in millions)

Gains (losses) included in income	$(24)	$(74)	$(98)	$(22)	$8	$(14)
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at December 31	$(1)	$(67)	$(68)	$7	$7	$14

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GenOn Mid-Atlantic

Fair Value of Derivative Instruments and Certain Other Assets.  The fair value measurements of GenOn Mid-Atlantic’s financial assets and liabilities by class are as follows:

	December 31, 2010
				Total
	Level 1(1)	Level 2(1)(2)	Level 3	Fair Value
	(in millions)

Derivative contract assets:
Commodity Contracts
Asset Management:
Power	$1	$986	$—	$987
Fuel	—	2	31	33

Total derivative contract assets	$1	$988	$31	$1,020

Derivative contract liabilities:
Commodity Contracts
Asset Management:
Power	$12	$231	$1	$244
Fuel	—	—	99	99

Total derivative contract liabilities	$12	$231	$100	$343

Interest-bearing funds(3)	$234	$—	$—	$234

(1)	Transfers between Level 1 and Level 2 are recognized as of the end of the reporting period. There were no significant transfers during 2010.

(2)	Option contracts comprised less than 1% of GenOn Mid-Atlantic’s net derivative contract assets.

(3)	Represent investments in money market funds and are included in cash and cash equivalents, funds on deposit and other noncurrent assets in the consolidated balance sheet. GenOn Mid-Atlantic had $202 million of interest-bearing funds included in cash and cash equivalents, $2 million included in funds on deposit and $30 million included in other noncurrent assets.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
				Total
	Level 1	Level 2	Level 3	Fair Value
	(in millions)

Derivative contract assets:
Commodity Contracts
Asset Management:
Power	$2	$1,130	$6	$1,138
Fuel	—	—	7	7

Total derivative contract assets	$2	$1,130	$13	$1,145

Derivative contract liabilities:
Commodity Contracts
Asset Management:
Power	$11	$463	$—	$474
Fuel	—	1	—	1

Total derivative contract liabilities	$11	$464	$—	$475

Interest-bearing funds(1)	$158	$—	$—	$158

(1)	Represent investments in money market funds and are included in cash and cash equivalents, funds on deposit and other noncurrent assets in the consolidated balance sheet. GenOn Americas Generation had $125 million of interest-bearing funds included in cash and cash equivalents, $14 million included in funds on deposit and $19 million included in other noncurrent assets.

The following is a reconciliation of changes in fair value of net commodity derivative contract assets and liabilities classified as Level 3 during 2009 and 2010, respectively:

Asset
Management
(in millions)

Balance, January 1, 2009 (net asset (liability))	$—
Total gains (losses) realized/unrealized:
Included in earnings(1)	10
Purchases, issuances and settlements (net)(2)	4
Transfers in and out of Level 3(3)	(1)

Balance, December 31, 2009 (net asset (liability))	13
Total gains (losses) realized/unrealized:
Included in earnings(1)	6
Purchases, issuances and settlements (net)(2)	(126)
Transfers in and out of Level 3(3)	38

Balance, December 31, 2010 (net asset (liability))	$(69)

(1)	Reflects the total gains or losses on contracts included in Level 3 at the beginning of each quarterly reporting period and at the end of each quarterly reporting period, and contracts entered into during each

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quarterly reporting period that remain at the end of each quarterly reporting period. Also reflects GenOn Mid-Atlantic’s coal agreements that were initially recognized at fair value in the second quarter of 2010.

(2)	Represents the total cash settlements of contracts during each quarterly reporting period that existed at the beginning of each quarterly reporting period.

(3)	Denotes the total contracts that existed at the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during each quarterly reporting period. Amounts reflect fair value as of the end of each quarterly reporting period.

The following table presents the amounts included in income related to derivative contract assets and liabilities classified as Level 3:

	2010			2009
		Cost of			Cost of
		Fuel,			Fuel,
		Electricity			Electricity
	Operating	and Other		Operating	and Other
	Revenues	Products	Total	Revenues	Products	Total
	(in millions)

Gains (losses) included in income	$(7)	$(75)	$(82)	$6	$7	$13
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at December 31	$(7)	$(68)	$(75)	$6	$7	$13

(c)	Counterparty Credit Concentration Risk.

The Companies are exposed to the default risk of the counterparties with which the Companies transact. The Companies manage their credit risk by entering into master netting agreements and requiring counterparties to post cash collateral or other credit enhancements based on the net exposure and the credit standing of the counterparty. The Companies also have non-collateralized power hedges entered into by GenOn Mid-Atlantic. These transactions are senior unsecured obligations of GenOn Mid-Atlantic and the counterparties and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. The Companies’ credit reserve on their derivative contract assets was $19 million and $13 million at December 31, 2010 and 2009, respectively.

At December 31, 2010 and 2009, approximately $3 million and $12 million, respectively, of cash collateral posted to GenOn Americas Generation by counterparties under master netting agreements was included in accounts payable and accrued liabilities on GenOn Americas Generation’s consolidated balance sheets.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Companies also monitor counterparty credit concentration risk on both an individual basis and a group counterparty basis. The following tables highlight the credit quality and the balance sheet settlement exposures related to these activities:

GenOn Americas Generation

	December 31, 2010
	Gross	Net
	Exposure	Exposure		Exposure	%
	Before	Before		Net of	of Net
Credit Rating Equivalent	Collateral(1)	Collateral(2)	Collateral(3)	Collateral	Exposure
	(dollars in millions)

Clearing and Exchange	$987	$39	$39	$—	—
Investment Grade:
Financial institutions	806	707	—	707	78%
Energy companies	337	130	2	128	14%
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	15	15	—	15	2%
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	34	27	—	27	3%
Internally-rated non-investment grade	26	26	—	26	3%
Not internally rated	—	—	—	—	—

Total	$2,205	$944	$41	$903	100%

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
	Gross	Net
	Exposure	Exposure		Exposure	%
	Before	Before		Net of	of Net
Credit Rating Equivalent	Collateral(1)	Collateral(2)	Collateral(3)	Collateral	Exposure
	(dollars in millions)

Clearing and Exchange	$790	$96	$96	$—	—
Investment Grade:
Financial institutions	997	646	12	634	81%
Energy companies	497	125	13	112	14%
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	34	27	—	27	4%
Internally-rated non-investment grade	8	8	—	8	1%
Not internally rated	—	—	—	—	—

Total	$2,326	$902	$121	$781	100%

(1)	Gross exposure before collateral represents credit exposure, including realized and unrealized transactions, before (a) applying the terms of master netting agreements with counterparties and (b) netting of transactions with clearing brokers and exchanges. The table excludes amounts related to contracts classified as normal purchases/normal sales and non-derivative contractual commitments that are not recorded at fair value in the consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Non-performance could have a material adverse effect on the future results of operations, financial condition and cash flows.

(2)	Net exposure before collateral represents the credit exposure, including both realized and unrealized transactions, after applying the terms of master netting agreements.

(3)	Collateral includes cash and letters of credit received from counterparties.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GenOn Mid-Atlantic

December 31, 2010
	Gross	Net
	Exposure	Exposure		Exposure	%
	Before	Before		Net of	of Net
Credit Rating Equivalent	Collateral(1),(4)	Collateral(2)	Collateral(3)	Collateral	Exposure
(dollars in millions)

Clearing and Exchange	$—	$—	$—	$—	—
Investment Grade:
Financial institutions	714	695	—	695	95%
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	13	13	—	13	2%
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	—	—	—	—	—
Internally-rated non-investment grade	25	25	—	25	3%
Not internally rated	—	—	—	—	—

Total	$752	$733	$—	$733	100%

December 31, 2009
	Gross	Net
	Exposure	Exposure		Exposure
	Before	Before		Net of	% of Net
Credit Rating Equivalent	Collateral(1),(4)	Collateral(2)	Collateral(3)	Collateral	Exposure
(dollars in millions)

Clearing and Exchange	$—	$—	$—	$—	—
Investment Grade:
Financial institutions	595	578	—	578	99%
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
Non-investment Grade:
Financial institutions	—	—	—	—	—
Energy companies	—	—	—	—	—
Other	—	—	—	—	—
No External Ratings:
Internally-rated investment grade	—	—	—	—	—
Internally-rated non-investment grade	8	8	—	8	1%
Not internally rated	—	—	—	—	—

Total	$603	$586	$—	$586	100%

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Gross exposure before collateral represents credit exposure, including realized and unrealized transactions, before (a) applying the terms of master netting agreements with counterparties and (b) netting of transactions with clearing brokers and exchanges. The table excludes amounts related to contracts classified as normal purchases/normal sales and non-derivative contractual commitments that are not recorded at fair value in the consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Non-performance could have a material adverse effect on the future results of operations, financial condition and cash flows.

(2)	Net exposure before collateral represents the credit exposure, including both realized and unrealized transactions, after applying the terms of master netting agreements.

(3)	Collateral includes cash and letters of credit received from counterparties.

(4)	Amounts do not include exposures with affiliates or exposures incurred by GenOn Mid-Atlantic in connection with transactions entered into with external counterparties by affiliates on its behalf, with the exception of coal purchases.

GenOn Americas Generation had credit exposure to two investment grade counterparties at December 31, 2010 and credit exposure to three investment grade counterparties at December 31, 2009, each representing an exposure of more than 10% of total credit exposure, net of collateral and totaling $568 million and $495 million at December 31, 2010 and 2009, respectively.

GenOn Mid-Atlantic had credit exposure to three investment grade counterparties each representing an exposure of more than 10% of total credit exposure, net of collateral and totaling $653 million and $481 million at December 31, 2010 and 2009, respectively.

(d)	GenOn Americas Generation and GenOn Mid-Atlantic Credit Risk.

The Companies’ standard industry contracts contain credit-risk-related contingent features such as ratings-related thresholds whereby the Companies would be required to post additional cash collateral or letters of credit as a result of a credit event, including a downgrade. Additionally, some of the Companies’ contracts contain adequate assurance language, which is generally subjective in nature, but would most likely require the Companies to post additional cash collateral or letters of credit as a result of a credit event, including a downgrade. However, as a result of the Companies’ current credit ratings, the Companies are typically required to post collateral in the normal course of business to offset either substantially or completely their net liability positions, after applying the terms of master netting agreements. At December 31, 2010, the fair value of GenOn Americas Generation’s financial instruments with credit-risk-related contingent features in a net liability position was $10 million for which GenOn Americas Generation posted collateral of $7 million, including cash and letters of credit. At December 31, 2010, GenOn Mid-Atlantic did not have any financial instruments with credit-risk-related contingent features in a net liability position.

In addition, at December 31, 2010 and 2009, GenOn Americas Generation had $1 million and $25 million, respectively, of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit on the consolidated balance sheets.

(e)	Fair Values of Other Financial Instruments (GenOn Americas Generation).

The fair values of certain funds on deposit, accounts receivable and accounts payable and accrued liabilities approximate their carrying amounts.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts and fair values of GenOn Americas Generation’s financial instruments are as follows:

	December 31,
	2010		2009
	Carrying		Carrying	Fair
	Amount	Fair Value	Amount	Value
		(in millions)

Liabilities:
Long and short-term debt(1)	$2,255	$2,272	$2,630	$2,558

(1)	The fair value of GenOn Americas Generation’s long- and short-term debt is estimated using quoted market prices, when available.

3.	Long-Lived Assets

(a)	Property, Plant and Equipment, Net.

Property, plant and equipment, net consisted of the following:

GenOn Americas Generation

	December 31,		Depreciable
	2010	2009	Lives (years)(1)
	(in millions)

Production	$2,695	$2,688	11 to 54
Leasehold improvements on leased generating facilities	1,056	1,329	5 to 34
Construction work in progress	65	216	—
Other	129	130	2 to 12

Total	3,945	4,363
Accumulated depreciation and amortization	(868)	(757)

Total property, plant and equipment, net	$3,077	$3,606

(1)	GenOn Americas Generation completed a depreciation study in the first quarter of 2010 for the generating facilities that resulted in a change to the estimated useful lives of its long-lived assets. The change in useful lives resulted in an increase of approximately $2 million in depreciation and amortization expense during 2010.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GenOn Mid-Atlantic

			Depreciable
	December 31,		Lives
	2010	2009	(years)(1)
	(in millions)

Production	$1,885	$1,871	11 to 54
Leasehold improvements on leased generating facilities	1,056	1,329	5 to 34
Construction work in progress	56	203	—
Other	49	50	2 to 10

Total	3,046	3,453
Accumulated depreciation and amortization	(513)	(453)

Total property, plant and equipment, net	$2,533	$3,000

(1)	GenOn Mid-Atlantic completed a depreciation study in the first quarter of 2010 for the generating facilities that resulted in a change to the estimated useful lives of its long-lived assets. The change in useful lives resulted in a decrease of approximately $3 million in depreciation and amortization expense during 2010.

Depreciation of the recorded cost of property, plant and equipment is recognized on a straight-line basis over the estimated useful lives of the assets. Emissions allowances purchased in acquisitions prior to the Merger related to owned facilities are included in production assets above, and are depreciated on a straight-line basis over the average life of the related generating facilities.

Depreciation expense was as follows:

GenOn Americas Generation

	2010	2009	2008
	(in millions)

Depreciation expense	$190	$134	$128

GenOn Mid-Atlantic

	2010	2009	2008
	(in millions)

Depreciation expense	$135	$92	$86

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Intangible Assets, Net.

GenOn Americas Generation

The following is a summary of intangible assets:

		December 31, 2010		December 31, 2009
	Weighted Average	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization Lives	Amount	Amortization	Amount	Amortization
	(in millions)

Trading rights	16 years	$15	$(6)	$15	$(4)
Development rights	33 years	13	(2)	54	(12)
Emissions allowances	32 years	107	(28)	149	(39)
Other intangibles	23 years	4	(2)	12	(4)

Total intangible assets		$139	$(38)	$230	$(59)

GenOn Mid-Atlantic

The following is a summary of intangible assets:

		December 31, 2010		December 31, 2009
	Weighted Average	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amortization Lives	Amount	Amortization	Amount	Amortization
	(in millions)

Development rights	30 years	$6	$—	$47	$(11)
Emissions allowances	34 years	89	(26)	131	(37)
Other intangibles	23 years	4	(2)	12	(4)

Total intangible assets		$99	$(28)	$190	$(52)

Trading rights are intangible assets recognized in connection with asset purchases that represent GenOn Americas Generation’s ability to generate additional cash flows by incorporating GenOn Americas Generation’s trading activities with the acquired generating facilities. See below for information on the 2009 impairment of the trading rights related to the Potrero and Contra Costa generating facilities.

Development rights represent the right to expand capacity at certain acquired generating facilities. The existing infrastructure, including storage facilities, transmission interconnections and fuel delivery systems and contractual rights acquired by the Companies, provide the opportunity to expand or repower certain generating facilities. See below for information on the 2010 impairment of the development rights related to the Dickerson generating facility and the 2009 impairment of the development rights related to the Potrero generating facility.

Emissions allowances primarily represent allowances granted for the leasehold baseload units at the Dickerson and Morgantown generating facilities. See below for information on the 2010 impairment of emissions allowances related to the Dickerson generating facility.

GenOn Americas Generation

Amortization expense was as follows:

	2010	2009	2008
	(in millions)

Amortization expense	$9	$8	$8

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GenOn Mid-Atlantic

Amortization expense was as follows:

	2010	2009	2008
	(in millions)

Amortization expense	$6	$6	$6

GenOn Americas Generation

Assuming no future acquisitions, dispositions or impairments of intangible assets, amortization expense is estimated to be approximately the following for each of the next five years (in millions):

2011	$6
2012	6
2013	6
2014	6
2015	4

GenOn Mid-Atlantic

Assuming no future acquisitions, dispositions or impairments of intangible assets, amortization expense is estimated to be approximately the following for each of the next five years (in millions):

2011	$3
2012	3
2013	3
2014	3
2015	3

(c)	Goodwill, Net (GenOn Mid-Atlantic).

GenOn Mid-Atlantic evaluates its goodwill for impairment at least annually and periodically if indicators of impairment are present in accordance with the accounting guidance related to goodwill and other intangible assets. The results of GenOn Mid-Atlantic’s impairment testing may be affected by a significant adverse change in the extent or manner in which a reporting unit’s assets are being used, a significant adverse change in legal factors or in the business climate that could affect the value of a reporting unit, as well as other economic or operational analyses. If the carrying amount of the reporting unit is not recoverable, an impairment charge is recorded. The amount of the impairment charge, if impairment exists, is calculated as the difference between the fair value of the reporting unit goodwill and its carrying value. For this test, GenOn Mid-Atlantic’s business constitutes a single reporting unit. GenOn Mid-Atlantic performs its annual assessment of goodwill at October 31 and whenever contrary evidence exists as to the recoverability of goodwill.

GenOn Mid-Atlantic performed its annual test for goodwill impairment effective October 31, 2010 and 2009, based upon GenOn Mid-Atlantic’s most recent business plan and market data from independent sources available at the respective testing dates. GenOn Mid-Atlantic utilized multiple valuation approaches in arriving at a fair value of GenOn Mid-Atlantic’s reporting unit for purposes of the test, including an income approach involving discounted cash flows and a market approach involving trading multiples of peer companies. The transaction method was not utilized in either year because there were no comparable recent transactions, specifically no transactions for baseload coal-fired generating facilities in the PJM market. In addition to the market approaches listed above, GenOn Mid-Atlantic also performed a reconciliation of the fair value of the

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mid-Atlantic reporting unit to the market capitalization of Mirant on the testing dates, adjusted for a control premium, as a reasonableness check for the valuation approaches. The reconciliations resulted in values that were consistent with the other approaches. For 2010 and 2009, GenOn Mid-Atlantic assigned a 50% weighting to the income approach and a 50% weighting to the market approach to determine the fair value of the reporting unit. However, a change in the relative weightings between the income and market approach would have an immaterial effect on the outcome of the goodwill impairment analyses. The annual evaluations of goodwill for 2010 and 2009 indicated that the carrying value of the reporting unit exceeded the fair value, requiring the second step of the goodwill analysis to be performed.

GenOn Mid-Atlantic then performed the second step of the goodwill impairment test, which requires an allocation of the fair value as the purchase price in a hypothetical acquisition of the reporting unit. The fair value of the reporting unit was compared to the fair value of the tangible and intangible assets and the remaining value was the implied goodwill. For 2010, as a result of this analysis, GenOn Mid-Atlantic recorded an impairment loss of $616 million on its consolidated statement of operations to reduce the carrying value of goodwill to its implied fair value, which was zero. For 2009, GenOn Mid-Atlantic recorded an impairment loss of $183 million on its consolidated statement of operations to reduce the carrying value of goodwill to its implied fair value.

GenOn Mid-Atlantic’s assessment of goodwill for 2010 and 2009 included assumptions about the following:

•	electricity, fuel and emissions prices;

•	capacity payments under the RPM provisions of PJM’s tariff;

•	costs related to the Montgomery County CO2 emissions levy (Dickerson generating facility);

•	costs of CO2 allowances under a potential federal cap-and-trade program and other environmental regulations;

•	timing of announced transmission projects;

•	timing and extent of generating capacity additions and retirements; and

•	future capital expenditure requirements related to the generating facilities.

GenOn Mid-Atlantic’s assumptions related to future electricity and fuel prices were based on observable market prices to the extent available and long-term prices derived from proprietary fundamental market modeling. GenOn Mid-Atlantic’s long-term capacity prices were based on the assumption that the PJM RPM capacity market would continue consistent with the current structure. For the Dickerson generating facility, the total CO2 costs under the levy were determined by applying the cost of CO2 emissions to the expected generation forecasts. GenOn Mid-Atlantic’s estimate of future cash flows related to the Dickerson generating facility involved considering scenarios related to the Montgomery County levy. The scenarios are related to the success of the legal challenges to the law. GenOn Mid-Atlantic also assumed for all of its generating facilities that a federal CO2 cap-and-trade program would be instituted later this decade which would supplant all pre-existing CO2 programs, including the Montgomery County levy. In addition, the assumptions included costs associated with compliance of other environmental regulations. There are several transmission projects currently planned in the Mid-Atlantic region, including the Trans-Allegheny Interstate Line (TrAIL), Mid-Atlantic Power Pathway transmission line (MAPP) and the Potomac-Appalachian transmission line (PATH). GenOn Mid-Atlantic’s assumptions regarding the timing of these projects were based on the current status of permitting and construction of each project. The assumptions regarding electricity demand were based on forecasts from PJM and assumptions for generating capacity additions and retirements included publicly-announced projects, which take into account renewable sources of electricity. Capital expenditures include the

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining contract retention payments for the completion of the Maryland Healthy Air Act pollution control equipment for the Maryland generating facilities. For the Potomac River generating facility, the cash flows also include the remaining $32 million that GenOn Potomac River committed to spend to reduce particulate emissions as part of the agreement with the City of Alexandria, Virginia. In addition, the assumptions exclude general corporate overhead allocations, but include overhead allocations from GenOn Energy Management under the assumption that a market participant would utilize a trading company to manage the procurement of fuel and the sale of electricity. See note 9 for further details of the Montgomery County CO2 levy.

GenOn Mid-Atlantic’s estimates of future cash flows did not include contracts entered into to hedge economically the expected generation of Mid-Atlantic generating facilities. The cash flows related to these contracts were excluded because they were not directly attributable to the generating facilities.

The following summarizes the changes in the carrying amount of goodwill during 2010, 2009 and 2008, respectively (in millions):

Balance, January 1, 2008	$799
Impairment loss	—

Balance, December 31, 2008	799
Impairment loss	(183)

Balance, December 31, 2009	616
Impairment loss	(616)

Balance, December 31, 2010	$—

The following tables set forth by level within the fair value hierarchy GenOn Mid-Atlantic’s goodwill that was accounted for at fair value on a non-recurring basis. GenOn Mid-Atlantic’s goodwill that was measured at fair value as a result of an impairment during the current period was categorized in Level 3 at December 31, 2010 and 2009:

GenOn Mid-Atlantic

Fair Value at December 31, 2010
	Quoted Prices	Significant	Significant
	in Active	Other	Other
	Markets for	Observable	Unobservable		Loss
	Identical Assets	Inputs	Inputs		Included in
	(Level 1)	(Level 2)	(Level 3)	Total	Earnings
(in millions)

GenOn Mid-Atlantic goodwill(1)	$—	$—	$—	$—	$616

Total	$—	$—	$—	$—	$616

Fair Value at December 31, 2009
	Quoted Prices	Significant	Significant
	in Active	Other	Other
	Markets for	Observable	Unobservable		Loss
	Identical Assets	Inputs	Inputs		Included in
	(Level 1)	(Level 2)	(Level 3)	Total	Earnings
(in millions)

GenOn Mid-Atlantic goodwill(1)	$—	$—	$616	$616	$183

Total	$—	$—	$616	$616	$183

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Goodwill is recorded at GenOn Mid-Atlantic on its standalone balance sheet. The goodwill does not exist at GenOn Americas Generation’s balance sheets. As such, the goodwill impairment loss and related goodwill balance are eliminated upon consolidation at GenOn North America.

(d)	Impairments on Assets Held and Used.

2010

GenOn Mid-Atlantic Generating Facilities

Background

As described above, the Companies have goodwill recorded at the GenOn Mid-Atlantic registrant on its standalone balance sheet, which is eliminated upon consolidation at GenOn North America. In accordance with accounting guidance for goodwill and other intangible assets, the Companies are required to test the goodwill balance at GenOn Mid-Atlantic at least annually. The Companies performed the goodwill assessment at October 31, 2010, which, by policy, is the annual testing date. In conducting step one of the goodwill impairment analysis for GenOn Mid-Atlantic, the Companies noted that the carrying value of its net assets exceeded the calculated fair value of GenOn Mid-Atlantic, indicating that step two of the goodwill impairment analysis was required. Based on the results of the step one goodwill impairment analysis, the Companies tested GenOn Mid-Atlantic’s long-lived assets for impairment under the accounting guidance related to impairment of long-lived assets before completion of the step two test for goodwill. Upon completion of the assessment, the Companies determined that none of the GenOn Mid-Atlantic generating facilities was impaired at October 31, 2010.

In December 2010, PJM published an updated load forecast, which depicted a decrease in the expected demand from price projections because of lower economic growth expectations. As a result of the load forecast, the Companies’ current expectation is that there will be a decrease in the clearing prices for future capacity auctions in certain years. The decrease in projected capacity revenue caused the Companies to update their October 2010 impairment review of GenOn Mid-Atlantic’s long-lived assets. Upon completion of the assessment, which was based on the accounting guidance related to the impairment of long-lived assets, the Companies determined that the Dickerson and Potomac River generating facilities were impaired at December 31, 2010, as the carrying value exceeded the updated December 2010 undiscounted cash flows. The Companies determined that no other GenOn Mid-Atlantic long-lived assets were impaired at December 31, 2010.

Asset Grouping

For purposes of impairment testing, a long-lived asset or assets must be grouped at the lowest level of identifiable cash flows. Each of the GenOn Mid-Atlantic generating facilities is viewed as an individual asset group. The asset groups also include construction work-in-process, capitalized interest recorded at GenOn North America related to the generating facilities and related intangible assets, including development rights and emissions allowances.

Assumptions and Results

The assumptions for the long-lived asset impairment analysis were consistent with those used in the goodwill impairment analysis of GenOn Mid-Atlantic described above.

GenOn Americas Generation recorded fourth quarter impairment losses of $523 million and $42 million on the consolidated statement of operations to reduce the carrying values of the Dickerson and Potomac River

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

generating facilities, respectively, to their estimated fair values. GenOn Mid-Atlantic recorded fourth quarter impairment losses of $497 million and $40 million on the consolidated statement of operations to reduce the carrying values of the Dickerson and Potomac River generating facilities, respectively, to their estimated fair values. In addition, as a result of the impairment of the Potomac River generating facility, the Companies recorded $32 million in operations and maintenance expense and corresponding liabilities associated with GenOn Mid-Atlantic’s commitment to reduce particulate emissions as part of the agreement with the City of Alexandria, Virginia. The planned capital investment would not be recovered in future periods based on the current projected cash flows of the Potomac River generating facility.

The following table sets forth by level within the fair value hierarchy the Companies’ assets that were accounted for at fair value on a non-recurring basis. All of the Companies’ assets that were measured at fair value as a result of impairment losses recorded during the current period were categorized in Level 3 at December 31, 2010:

GenOn Americas Generation

	Fair Value at December 31, 2010
	Quoted Prices		Significant
	in Active	Significant	Other
	Markets for	Other	Unobservable		Loss
	Identical Assets	Observable Inputs	Inputs		Included in
	(Level 1)	(Level 2)	(Level 3)	Total	Earnings
	(in millions)

Dickerson generating facility	$—	$—	$91	$91	$463
Dickerson intangible assets	—	—	8	8	60
Potomac River generating facility(1)	—	—	1	1	42

Total	$—	$—	$100	$100	$565

(1)	The remaining carrying value represents the fair value of the related SO2 and NOx emissions allowances included in property, plant and equipment, net.

GenOn Mid-Atlantic

	Fair Value at December 31, 2010
	Quoted Prices		Significant
	in Active	Significant	Other
	Markets for	Other	Unobservable		Loss
	Identical Assets	Observable Inputs	Inputs		Included in
	(Level 1)	(Level 2)	(Level 3)	Total	Earnings
	(in millions)

Dickerson generating facility	$—	$—	$86	$86	$437
Dickerson intangible assets	—	—	8	8	60
Potomac River generating facility(1)	—	—	1	1	40

Total	$—	$—	$95	$95	$537

(1)	The remaining carrying value represents the fair value of the related SO2 and NOx emissions allowances included in property, plant and equipment, net.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Dickerson Generating Facility

Background

The Companies also reviewed the Dickerson generating facility for impairment in the second quarter of 2010 upon the enactment of the CO2 levy by the Montgomery County Council. Upon completion of the assessment, the Companies determined that the Dickerson generating facility was not impaired in the second quarter of 2010.

Bowline Generating Facility (GenOn Americas Generation)

Background

During the second quarter of 2010, the NYISO issued its annual peak load and energy forecast in its Load and Capacity Data report (the Gold Book). The Gold Book reports projected electricity supply and demand for the New York control area for the next ten years. The most recent Gold Book projects a significant decrease in future electricity demand as a result of current economic conditions and the expected future effects of demand-side management programs in New York. The expected reduction in future demand as a result of demand-side management programs is being driven primarily by an energy efficiency program being instituted within the State of New York that will seek to achieve a 15% reduction from 2007 energy volumes by 2015. As a result of the projections in the Gold Book, GenOn Americas Generation evaluated the Bowline generating facility for impairment in the second quarter of 2010. The sum of the probability weighted undiscounted cash flows for the Bowline generating facility exceeded the carrying value. As a result, GenOn Americas Generation did not record an impairment loss for the Bowline generating facility during the second quarter of 2010.

GenOn Bowline has challenged its property tax assessment for the 2009 and 2010 tax years. Although the assessment for the 2010 tax year was reduced significantly from the assessment received in 2009, the assessment continues to exceed significantly the estimated fair value of the generating facility.

In the fourth quarter of 2010, GenOn Americas Generation identified certain operational issues that reduced the available capacity of the Bowline generating facility. GenOn Americas Generation is in the process of evaluating long-term solutions for the generating facility, but its current expectation is that the reduction in available capacity could extend through 2012. In the fourth quarter of 2010, GenOn Americas Generation again evaluated the Bowline generating facility for impairment because of the expected extended reduction in available capacity together with the pending property tax litigation and the effect of supply and demand assumptions in the NYISO’s Gold Book.

Asset Grouping

For purposes of impairment testing, a long-lived asset or assets must be grouped at the lowest level of identifiable cash flows. GenOn Americas Generation included its Hudson Valley Gas subsidiary in the impairment analysis as the sole function of the pipeline operated by Hudson Valley Gas is to supply gas to the Bowline generating facility.

Assumptions and Results

GenOn Americas Generation’s assessment for recoverability of the Bowline generating facility under the accounting guidance related to the impairment of a long-lived asset involved developing cash flow projections for the future expected operations of the Bowline generating facility, including scenarios related to the outcome of the ongoing property tax litigation. The cash flow projections included capacity and energy

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenue forecasts based on supply and demand assumptions from the NYISO’s Gold Book and proprietary fundamental modeling.

The sum of the probability weighted undiscounted cash flows for the Bowline generating facility exceeded the carrying value. As a result, GenOn Americas Generation did not record an impairment loss for the Bowline generating facility during 2010. The carrying value of the Bowline generating facility represented approximately 5% of GenOn Americas Generation’s total property, plant and equipment, net at December 31, 2010.

Emissions Allowances

In August 2010, the EPA proposed a replacement for the CAIR. The market prices for SO2 and NOx emissions allowances declined as a result of the proposed rule. The Companies’ historical accounting policies have been to include emissions allowances in their asset groupings when evaluating long-lived assets for impairment. However, to the extent the final EPA rule significantly modifies or ends the current cap-and-trade program, the Companies may evaluate whether the their SO2 and NOx emissions allowances included in property, plant and equipment and intangible assets should be evaluated separately from the underlying generating facilities. The carrying value of the SO2 and NOx emissions allowances included in GenOn Americas Generation’s property, plant and equipment and intangible assets at December 31, 2010 was $146 million. The carrying value of the SO2 and NOx emissions allowances included in GenOn Mid-Atlantic’s property, plant and equipment and intangible assets at December 31, 2010 was $85 million. See “Environmental Matters” in note 9 for further information on the EPA’s proposed replacement of the CAIR.

2009

Potrero Generating Facility (GenOn Americas Generation)

Background

In the third quarter of 2009, GenOn Potrero executed a settlement agreement with the City and County of San Francisco in which it agreed to shut down the Potrero generating facility when it is no longer needed for reliability, as determined by the CAISO. That settlement agreement became effective in November 2009. As a result of the settlement agreement, GenOn Americas Generation evaluated the Potrero generating facility for impairment during the third quarter of 2009. In December 2010, the CAISO provided GenOn Potrero with the requisite notice of termination of the RMR agreement. On January 19, 2011, at the request of GenOn Potrero, the FERC approved changes to GenOn Potrero’s RMR agreement to allow the CAISO to terminate the RMR agreement effective February 28, 2011. On February 28, 2011, the Potrero facility was shut down. See note 10 for further discussion of the settlement agreement with the City and County of San Francisco.

Asset Grouping

For purposes of impairment testing, a long-lived asset or assets must be grouped at the lowest level of identifiable cash flows. All of the units at GenOn Potrero are viewed as a single asset group. Additionally, the asset group includes intangible assets recorded at GenOn California North for trading and development rights related to GenOn Potrero.

Assumptions and Results

GenOn Americas Generation evaluated the Potrero generating facility for impairment during the third quarter of 2009. GenOn Americas Generation’s assessment of GenOn Potrero under the accounting guidance

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the impairment of a long-lived asset involved developing scenarios for the future expected operations of the Potrero generating facility.

GenOn Americas Generation determined that the tangible assets for the Potrero generating facility were not impaired because the weighted average sum of the undiscounted cash flows exceeded the carrying value of the tangible assets in the third quarter of 2009. The Potrero generating facility was fully depreciated at December 31, 2010.

As a result of certain terms included in the settlement agreement, GenOn Americas Generation separately evaluated the trading and development rights associated with the Potrero generating facility for impairment and determined that both of these intangible assets were fully impaired as of September 30, 2009. Accordingly, GenOn Americas Generation recognized an impairment loss of $9 million on the consolidated statement of operations to write off the carrying value of the intangible assets related to the Potrero generating facility. This impairment loss is included in the results of GenOn Americas Generation’s California segment for 2009.

Contra Costa Generating Facility (GenOn Americas Generation)

Background

On September 2, 2009, GenOn Delta entered into an agreement with PG&E for the 674 MW Contra Costa units 6 and 7 for the period from November 2011 through April 2013. At the end of the agreement, and subject to any necessary regulatory approval, GenOn Delta has agreed to retire Contra Costa units 6 and 7, which began operations in 1964, in furtherance of state and federal policies to retire aging generating facilities that utilize once-through cooling technology. The agreement to retire these units did not significantly affect the remaining useful life of the Contra Costa generating facility. The GenOn Delta agreement became effective on September 30, 2010.

Assumptions and Results

GenOn Americas Generation evaluated the intangible asset of trading rights related to its Contra Costa generating facility for impairment during the third quarter of 2009 as a result of the shutdown provisions in the tolling agreement. Because the Contra Costa generating facility is under contract with PG&E through its expected shutdown date of April 2013, GenOn Americas Generation determined the intangible asset was fully impaired as of September 30, 2009. GenOn Americas Generation recorded an impairment loss of $5 million on the consolidated statement of operations to write off the carrying value of the trading rights related to the Contra Costa generating facility. This impairment loss is included in the results of GenOn Americas Generation’s California segment for 2009.

GenOn Mid-Atlantic Generating Facilities

Background

As described above, the Companies have goodwill recorded at the GenOn Mid-Atlantic registrant on its standalone balance sheet, which is eliminated upon consolidation at GenOn North America. In accordance with accounting guidance for goodwill and other intangible assets, the Companies are required to test the goodwill balance at GenOn Mid-Atlantic at least annually. The Companies performed the goodwill assessment at October 31, 2009, which, by policy, is the annual testing date. In conducting step one of the goodwill impairment analysis for GenOn Mid-Atlantic, the Companies noted that the carrying value of its net assets exceeded the calculated fair value of GenOn Mid-Atlantic, indicating that step two of the goodwill impairment analysis was required. Based on the results of the step one goodwill impairment analysis, the Companies tested GenOn Mid-Atlantic’s long-lived assets for impairment under the accounting guidance related to impairment

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of long-lived assets before completion of the step two test for goodwill. During 2009, the continued decline in average natural gas prices caused power prices to decline in the Eastern PJM region. Additionally, weak economic conditions and various demand-response programs have resulted in a decrease in the forecasted gross margin of the GenOn Mid-Atlantic generating facilities.

Upon completion of the Companies assessment, which was based on the accounting guidance related to the impairment of long-lived assets, the Companies determined that the Potomac River generating facility was impaired, as the carrying value exceeded the undiscounted cash flows. In performing the impairment assessment, the Companies noted that the undiscounted cash flows for other GenOn Mid-Atlantic generating facilities also decreased significantly from the prior year. The Companies determined that no other GenOn Mid-Atlantic long-lived assets were impaired at October 31, 2009.

As a result of the assessment, GenOn Americas Generation recorded an impairment loss of $207 million in the fourth quarter of 2009 to reduce the carrying value of the Potomac River generating facility to its estimated fair value. GenOn Mid-Atlantic recorded an impairment loss of $202 million to reduce the carrying value of the Potomac River generating facility to its estimated fair value.

The following tables set forth by level within the fair value hierarchy the Companies’ assets and GenOn Americas Generation’s intangible assets that were accounted for at fair value on a non-recurring basis. All of the Companies’ assets and GenOn Americas Generation’s intangible assets that were measured at fair value as a result of impairment losses recorded during the current period were categorized in Level 3 at December 31, 2009:

GenOn Americas Generation

	Fair Value at December 31, 2009
	Quoted Prices	Significant	Significant
	in Active	Other	Other
	Markets for	Observable	Unobservable		Loss
	Identical Assets	Inputs	Inputs		Included in
	(Level 1)	(Level 2)	(Level 3)	Total	Earnings
	(in millions)

Potomac River generating facility	$—	$—	$37	$37	$207
Potrero intangible assets	—	—	—	—	9
Contra Costa intangible assets	—	—	—	—	5

Total	$—	$—	$37	$37	$221

GenOn Mid-Atlantic

Fair Value at December 31, 2009
	Quoted Prices	Significant	Significant
	in Active	Other	Other
	Markets for	Observable	Unobservable		Loss
	Identical Assets	Inputs	Inputs		Included in
	(Level 1)	(Level 2)	(Level 3)	Total	Earnings
(in millions)

Potomac River generating facility	$—	$—	$37	$37	$202

Total	$—	$—	$37	$37	$202

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Asset Retirement Obligations.

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

The Companies identified certain asset retirement obligations within their power generating facilities. These asset retirement obligations are primarily related to asbestos abatement in facilities on owned or leased property and other environmental obligations related to ash disposal sites. In addition, the asset retirement obligations also relate to environmental obligations for fuel storage facilities, wastewater treatment facilities and pipelines. See note 9 for further discussion of the Companies’ ash disposal facilities.

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

During 2010, a third-party consulting firm completed a study on behalf of GenOn to determine the extent of asbestos present at all of GenOn Americas Generation’s and GenOn Mid-Atlantic’s generating facilities. The consulting firm also provided the Companies with cost estimates for the removal of the asbestos. As a result, GenOn Americas Generation and GenOn Mid-Atlantic revised the cost estimates associated with its asset retirement obligations for asbestos removal at all of their generating facilities.

The following tables set forth the balances of the asset retirement obligations and the additions, revisions in estimated cash flows and accretion of the asset retirement obligations. The asset retirement obligations are included in other noncurrent liabilities in the consolidated balance sheets:

GenOn Americas Generation

	2010	2009
	(in millions)

Beginning balance January 1	$43	$40
Revisions in estimated cash flows	7	—
Accretion expense	4	3

Ending balance December 31	$54	$43

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GenOn Mid-Atlantic

	2010	2009
	(in millions)

Beginning balance January 1	$13	$12
Revisions in estimated cash flows	4	—
Accretion expense	1	1

Ending balance December 31	$18	$13

4.	Long-Term Debt

(a)	Overview.

Outstanding debt was as follows:

	December 31, 2010			December 31, 2009
	Weighted			Weighted
	Average			Average
	Stated			Stated
	Interest			Interest
	Rate(1)	Long-Term	Current	Rate(1)	Long-Term	Current
	(in millions, except interest rates)

Facilities, Bonds and Notes:
GenOn Americas Generation:
Senior unsecured notes, due 2011	8.30%	$—	$535	8.30%	$535	$—
Senior unsecured notes, due 2021	8.50	450	—	8.50	450	—
Senior unsecured notes, due 2031	9.125	400	—	9.125	400	—
Unamortized debt discounts, net	—	(2)	—	—	(3)	—
GenOn North America:
Senior secured term loan	—	—	—	2.13	303	70
Senior notes, due 2013(2)	7.375	—	850	7.375	850	—
GenOn Mid-Atlantic:
GenOn Chalk Point capital lease, due 2011 to 2015	8.19	18	4	8.19	21	4

Total		$866	$1,389		$2,556	$74

(1)	The weighted average stated interest rates are at December 31, 2010 and 2009.

(2)	These notes were discharged at the closing of the Merger on December 3, 2010 and were redeemed on January 3, 2011 at a call price of 101.844% of the principal amount.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GenOn Americas Generation

Debt maturities for the principal amounts at December 31, 2010 are (in millions):

2011	$1,389	(1)
2012	4
2013	4
2014	5
2015	5
2016 and thereafter	850

Total	$2,257

(1)	Includes $850 million of GenOn North America senior notes redeemed on January 3, 2011.

(b)	Debt Financing Transactions Related to the Merger.

GenOn entered into new senior secured credit facilities comprised of a $788 million five-year senior secured revolving credit facility and a $700 million seven-year senior secured term loan (the GenOn credit facilities). The funding of the term loan facility and the availability of borrowings and letters of credit under the revolving credit facility were subject to the closing of the Merger and the satisfaction of the conditions precedent thereto. In addition, GenOn Escrow, a wholly-owned subsidiary of GenOn, issued senior notes in an aggregate principal amount of $1.225 billion. Upon issuance, the proceeds of the notes (which were issued at a discount), together with additional funds, were deposited into a segregated escrow account pending completion of the Merger. Upon completion of the Merger, GenOn Escrow merged with and into GenOn which assumed all of GenOn Escrow’s obligations under the notes and the related indenture and the funds held in escrow were released to GenOn. The proceeds of the new GenOn credit facilities and senior notes were used, in part, to redeem the GenOn North America senior notes, repay and terminate the GenOn North America term loan and replace the GenOn North America revolving credit facility.

The GenOn credit facilities, and the subsidiary guarantees thereof, are the senior secured obligations of GenOn and certain of its existing and future direct and indirect subsidiaries, excluding GenOn Americas Generation; provided, however, that certain of GenOn Americas Generation’s subsidiaries (other than GenOn Mid-Atlantic and GenOn Energy Management and their subsidiaries) guarantee the GenOn credit facilities to the extent permitted under the indenture for the senior notes of GenOn Americas Generation.

GenOn North America Senior Secured Credit Facilities

Upon closing of the Merger, GenOn North America repaid the outstanding senior secured credit facility (entered into in 2006) of $305 million plus accrued and unpaid interest through the date of repayment. The total payment was $305 million and a $9 million loss on extinguishment of debt was recognized in other, net in the consolidated statement of operations. Letters of credit in the amount of $197 million outstanding under the GenOn North America credit facilities were transferred to the GenOn revolving credit facility and $124 million of the cash collateral previously posted to support these letters of credit was released to fund a portion of the Merger closing costs.

GenOn North America Senior Notes Due 2013

Upon closing of the Merger, the senior secured notes due 2013 of GenOn North America (issued in 2005) were discharged following the deposit with the trustee of funds sufficient to pay the redemption price

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

thereof, plus accrued interest to the date of redemption. The amount of funds on deposit with the trustee was $866 million at December 31, 2010 and is recorded as restricted cash, included in funds on deposit on the consolidated balance sheet.

On January 3, 2011, the senior secured notes were redeemed at the call price of 101.844% of the principal amount plus accrued and unpaid interest through the date of redemption. The total payment on the date of redemption was $866 million and a $23 million loss on extinguishment of debt was recognized in 2011, which includes a $16 million premium and $7 million of unamortized debt issuance costs.

(c)	Debt and Capital Leases.

GenOn Americas Generation Senior Notes

The senior notes due 2011, 2021 and 2031 are senior unsecured obligations of GenOn Americas Generation having no recourse to any subsidiary or affiliate of GenOn Americas Generation. The principal balance of the GenOn Americas Generation senior notes due in May 2011 is included in current portion of long-term debt at December 31, 2010. During 2008, GenOn Americas Generation purchased and retired $276 million of senior notes due in 2011.

Capital Leases

Outstanding debt includes a capital lease by GenOn Chalk Point. At December 31, 2010 and 2009, the current portion of the long-term debt under this capital lease was $4 million. The amount outstanding under the capital lease at December 31, 2010, which matures in 2015, is $22 million with an 8.19% annual interest rate. This lease is for an 84 MW peaking electric power generating facility. Depreciation expense related to this lease was $2 million during 2010, 2009 and 2008. The annual principal payments under this lease are $4 million in 2011, 2012 and 2013, and $5 million in 2014 and 2015. The gross amount of assets under the capital lease, recorded in property, plant and equipment, net, was $24 million at December 31, 2010 and 2009. The related accumulated depreciation was $16 million and $15 million at December 31, 2010 and 2009, respectively.

(d)	Sources of Funds.

The principal sources of liquidity for the Companies are expected to be: (a) existing cash on hand and expected cash flows from their operations and the operations of their subsidiaries, (b) at its discretion, letters of credit issued under the GenOn revolving credit facility on behalf of the Companies and (c) at its discretion, capital contributions from GenOn.

GenOn Americas Generation and certain of its subsidiaries are holding companies and, as a result, GenOn Americas Generation and such subsidiaries are dependent upon dividends, distributions and other payments from their respective subsidiaries to generate the funds necessary to meet their obligations. In particular, a substantial portion of the cash from GenOn Americas Generation’s operations is generated by GenOn Mid-Atlantic. GenOn Mid-Atlantic’s ability to pay dividends and make distributions is restricted under the terms of its operating leases. Under the operating leases, GenOn Mid-Atlantic is not permitted to make any distributions and other restricted payments unless: (a) it satisfies the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) it is projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. In the event of a default under the operating leases or if the restricted payment tests are not satisfied, GenOn Mid-Atlantic would not be able to distribute cash. At December 31, 2010, GenOn Mid-Atlantic satisfied the restricted payments test.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to the terms of its lease document, GenOn Mid-Atlantic is restricted from, among other actions, (a) encumbering assets, (b) entering into business combinations or divesting assets, (c) incurring additional debt, (d) entering into transactions with affiliates on other than an arm’s length basis or (e) materially changing their business. Therefore, at December 31, 2010, all of GenOn Mid-Atlantic’s net assets (excluding cash) were deemed restricted for purposes of Rule 4-08(e)(3)(iii) of Regulation S-X.

The amounts of restricted net assets were as follows:

	December 31,
	2010	2009
	(in millions)

GenOn Mid-Atlantic	$3,698	$4,761

The ability of GenOn Americas Generation to pay its obligations is dependent on the receipt of dividends from GenOn North America, capital contributions or intercompany loans from GenOn and its ability to refinance all or a portion of those obligations as they become due. Although GenOn Americas Generation continues to evaluate its refinancing options, GenOn Americas Generation expects to maintain adequate liquidity to retire its senior notes that come due in May 2011.

As described above, GenOn Mid-Atlantic has restrictions on its ability to pay dividends or make intercompany loans and advances under its operating lease agreements. At December 31, 2010, GenOn North America had $290 million of cash, of which $202 million was held by GenOn Mid-Atlantic. In addition, GenOn Mid-Atlantic met the tests under the operating lease documentation permitting it to make distributions to GenOn North America at December 31, 2010.

5.	Income Taxes

Income Tax Disclosures (GenOn Americas Generation)

GenOn Americas Generation and most of its subsidiaries are limited liability companies that are treated as branches of GenOn Americas for income tax purposes. As a result, GenOn Americas and GenOn have direct liability for the majority of the United States federal and state income taxes relating to GenOn Americas Generation’s operations. Some of GenOn Americas Generation’s subsidiaries, Hudson Valley Gas and GenOn Special Procurement, Inc., exist as regarded corporate entities for income tax purposes. GenOn Kendall, which had previously existed as a regarded entity, has been converted to a disregarded entity. For these subsidiaries that continue to exist as corporate regarded entities, GenOn Americas Generation allocates current and deferred income taxes to each corporate regarded entity as if such entity were a single taxpayer utilizing the asset and liability method to account for income taxes. To the extent GenOn Americas Generation provides tax expense or benefit, any related tax payable or receivable to GenOn is reclassified to equity in the same period because GenOn Americas Generation does not have a tax sharing agreement with GenOn.

As a result of the Merger, each of Mirant and RRI Energy has separately determined whether or not each had experienced an ownership change as defined in the IRC. IRC Section (IRC §) 382 provides, in general, that an ownership change occurs when there is a greater than 50-percentage point increase in ownership of a company’s stock by new or existing stockholders who own (or are deemed to own under IRC § 382) 5% or more of the loss company’s stock over a three year testing period. IRC § 382 limits the amount of pre-merger NOLs that can be used during any post-ownership change year to offset taxable income. Mirant experienced an “ownership change” within the meaning of IRC § 382. The annual limitation on the amount of taxable income that can be offset by Mirant’s pre-merger NOLs has been redetermined as of the date of the Merger. GenOn Americas Generation’s annual limitation on the amount of taxable income that can be offset by its pre-merger NOLs has also been redetermined as a consequence of the Mirant ownership change as a result of the

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merger. GenOn Americas Generation has reduced the amount of its pre-merger NOLs available to offset post-merger taxable income based on the expected limits determined in accordance with IRC § 382.

Details of GenOn Americas Generation’s income tax provision (benefit) are as follows:

	2010	2009	2008
	(in millions)

Current benefit:
Federal	$—	$—	$—
State	(1)	—	—
Deferred provision:
Federal	1	—	—
State	—	—	—

Total provision (benefit) for income taxes	$—	$—	$—

A reconciliation of GenOn Americas Generation’s expected federal statutory income tax provision to the effective income tax provision adjusted for permanent and other items during 2010, 2009 and 2008, is as follows:

	2010	2009	2008
	(in millions)

United States federal statutory income tax provision (benefit)	$(139)	$167	$419
State and local income taxes, net of federal income taxes	12	1	2
LLC income not subject to federal taxation	136	(166)	(420)
Change in deferred tax asset valuation allowance	(105)	(2)	(1)
Conversion of GenOn Kendall to disregarded entity	58	—	—
Merger related write off of NOLs	38	—	—

Tax provision	$—	$—	$—

GenOn Kendall, which had previously existed as a taxable entity, has been converted to a disregarded entity and will be treated as a branch of GenOn Americas for income tax purposes. As a result of this conversion, GenOn Kendall’s net deferred tax assets of $58 million and corresponding valuation allowance were written off.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of GenOn Americas Generation’s temporary differences between the carrying amounts of assets and liabilities in the consolidated financial statements and its tax bases which give rise to deferred tax assets and liabilities for continuing operations are as follows:

	2010	2009
	(in millions)

Deferred Tax Assets:
Property and intangible assets	$—	$65
Loss carry forwards	2	41

Subtotal	2	106
Valuation allowance	—	(105)

Net deferred tax assets	2	1

Deferred Tax Liabilities:
Property and intangible assets	(3)	—
Derivative contracts	—	(1)

Net deferred tax liabilities	(3)	(1)

Net deferred taxes	$(1)	$—

At December 31, 2010, GenOn Americas Generation had $4 million of NOL carry forwards for federal income tax purposes expiring from 2023 to 2030 and $5 million of NOL carry forwards for state income tax purposes. The federal NOL carry forward is available to offset future federal income tax.

The guidance related to accounting for income taxes requires that a valuation allowance be established when it is more-likely-than-not that all or a portion of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. In making this determination, management considers all available positive and negative evidence affecting specific deferred tax assets, including GenOn Americas Generation’s past and anticipated future performance, the reversal of deferred tax liabilities and the implementation of tax planning strategies.

Objective positive evidence is necessary to support a conclusion that a valuation allowance is not needed for all or a portion of deferred tax assets when significant negative evidence exists. GenOn Americas Generation evaluates this position quarterly and makes its judgment based on the facts and circumstances at that time.

At December 31, 2009, GenOn Americas Generation’s deferred tax assets reduced by the valuation allowance are completely offset by their deferred tax liabilities. In 2010, 2009 and 2008, GenOn Americas Generation recognized changes in its valuation allowance of $(105) million, $(2) million and $(1) million, respectively, related to its net deferred tax assets.

Tax Uncertainties

The recognition of contingent losses for tax uncertainties requires management to make significant assumptions about the expected outcomes of certain tax contingencies. Under the accounting guidance, the Companies must reflect in their income tax provision the full benefit of all positions that will be taken in the their income tax returns, except to the extent that such positions are uncertain and fall below the benefit recognition requirements. In the event that the Companies determine that a tax position meets the uncertainty criteria, an additional liability or an adjustment to their NOLs, determined under the measurement criteria, will

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

result. The Companies periodically reassess the tax positions in their tax returns for open years based on the latest information available and determine whether any portion of the tax benefits reflected should be treated as unrecognized.

Both the federal and state NOL carry forwards from any closed year are subject to examination until the year that such NOL carry forwards are utilized and that utilization year is closed for audit. The Companies’ tax provision continues to include an immaterial amount related to the accrual for any penalties and interest subsequent to its adoption of the accounting guidance related to accounting for uncertainty in income taxes.

Pro Forma Income Tax Disclosures

GenOn Americas Generation

GenOn Americas Generation is not subject to income taxes except for those subsidiaries of GenOn Americas Generation that are separate taxpayers. GenOn Americas and GenOn are otherwise directly responsible for income taxes related to GenOn Americas Generation’s operations.

The following reflects a pro forma disclosure of the income tax provision that would be reported if GenOn Americas Generation were to be allocated income taxes attributable to its operations. Pro forma income tax provision attributable to income before tax would consist of the following:

	2010	2009	2008
	(in millions)

Current income tax provision:
Federal	$7	$10	$2
State	2	5	2

Provision for income taxes	$9	$15	$4

The following table presents the pro forma reconciliation of GenOn Americas Generation’s federal statutory income tax provision for continuing operations adjusted for reorganization items to the pro forma effective tax provision:

	2010	2009	2008
	(in millions)

United States federal statutory income tax provision (benefit)	$(139)	$167	$419
State and local income taxes, net of federal income taxes	42	26	63
Change in deferred tax asset valuation allowance	55	(167)	(479)
Merger related write off of NOLs	61	—	—
Effect of IRC §382(1)(6) and §382(1)(5)	—	—	(1)
Excess tax deductions related to bankruptcy transactions	—	(3)	—
Other, net	(10)	(8)	2

Tax provision	$9	$15	$4

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases which give rise to the pro forma deferred tax assets and liabilities would be as follows:

	December 31,
	2010	2009
	(in millions)

Deferred Tax Assets:
Reserves	$14	$10
Loss carry forwards	228	359
Property and intangible assets	238	83
Other, net	42	54

Subtotal	522	506
Valuation allowance	(253)	(198)

Net deferred tax assets	269	308

Deferred Tax Liabilities:
Derivative contract assets and liabilities	(268)	(281)
Other, net	(1)	(27)

Net deferred tax liabilities	(269)	(308)

Net deferred taxes	$—	$—

At December 31, 2010, a portion of GenOn Americas Generation’s pro forma NOLs (approximately $11 million) is attributable to excess tax deductions primarily related to bankruptcy transactions. The recognition of pro forma tax benefit of these excess tax deductions, either through realization or reduction of the pro forma valuation allowance, would be an increase to pro forma member’s interest. These pro forma NOLs will be the last utilized for financial reporting purposes.

As a result of the Merger, each of Mirant and RRI Energy has separately determined whether or not each had experienced an ownership change as defined in the IRC. IRC § 382 provides, in general, that an ownership change occurs when there is a greater than 50-percentage point increase in ownership of a company’s stock by new or existing stockholders who own (or are deemed to own under IRC § 382) 5% or more of the loss company’s stock over a three year testing period. IRC § 382 limits the amount of pre-merger NOLs that can be used during any post-ownership change year to offset taxable income. Mirant experienced an “ownership change” within the meaning of IRC § 382. The annual limitation on the amount of taxable income that can be offset by Mirant’s pre-merger NOLs has been redetermined as of the date of the Merger. GenOn Americas Generation’s annual limitation on the amount of taxable income that can be offset by its pre-merger NOLs has also been redetermined as a consequence of the Mirant ownership change as a result of the Merger. GenOn Americas Generation has reduced the amount of its proforma NOLs available to offset post-merger taxable income based on the expected limits determined in accordance with IRC § 382.

GenOn Americas Generation has not provided a pro forma deferred tax liability with respect to its investment in the GenOn Americas Preferred Stock discussed in note 6 since the underlying transaction is disregarded for income tax purposes.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GenOn Mid-Atlantic

GenOn Mid-Atlantic and its subsidiaries are limited liability companies and are not subject to United States federal or state income taxes. As such, GenOn Mid-Atlantic is treated as though it were a branch or division of GenOn Americas Generation’s parent, GenOn Americas, for income tax purposes, and not as a separate taxpayer. GenOn Americas and GenOn are directly responsible for income taxes related to GenOn Mid-Atlantic’s operations.

The following reflects a pro forma disclosure of the income tax provision that would be reported if GenOn Mid-Atlantic was to be allocated income taxes attributable to its operations. Pro forma income tax provision attributable to income before tax would consist of the following:

	2010	2009	2008
	(in millions)

Current provision:
Federal	$108	$182	$173
State	21	40	41
Deferred provision (benefit):
Federal	(159)	(9)	219
State	(39)	(7)	52

Total income taxes provision (benefit)	$(69)	$206	$485

The following table presents the pro forma reconciliation of GenOn Mid-Atlantic’s federal statutory income tax provision for continuing operations adjusted for reorganization items to the pro forma effective tax provision:

	2010	2009	2008
	(in millions)

United States federal statutory income tax provision (benefit)	$(274)	$121	$426
State and local income taxes, net	(11)	21	61
Effect of IRC §382(1)(6)	—	—	(3)
Impairment of non-deductible goodwill	216	64	—
Other	—	—	1

Tax provision (benefit)	$(69)	$206	$485

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax effects of temporary differences between the carrying amounts of assets and liabilities in the consolidated balance sheets and their respective tax bases which give rise to the pro forma deferred tax assets and liabilities would be as follows:

	December 31,
	2010	2009
	(in millions)

Deferred Tax Assets:
Property and intangible assets	$26	$—
Other, net	21	5

Net deferred tax assets	47	5

Deferred Tax Liabilities:
Property and intangible assets	—	(142)
Derivative contracts	(266)	(265)
Other, net	—	(15)

Net deferred tax liabilities	(266)	(422)

Net deferred taxes	$(219)	$(417)

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

6.	Related Party Arrangements and Transactions

Administrative Services Agreement with GenOn Energy Services

GenOn Energy Services provides the Companies with various management, personnel and other services as set forth in the Administrative Services Agreement. The Companies reimburse GenOn Energy Services for amounts equal to GenOn Energy Services’ costs of providing such services.

The total costs incurred by the Companies under the Administrative Services Agreement with GenOn Energy Services have been included in the Companies’ consolidated statements of operations as follows:

GenOn Americas Generation

	2010	2009	2008
	(in millions)

Cost of fuel, electricity and other products—affiliate	$8	$9	$6
Operations and maintenance expense—affiliate	163	155	147

Total	$171	$164	$153

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GenOn Mid-Atlantic

	2010	2009	2008
	(in millions)

Cost of fuel, electricity and other products—affiliate	$8	$8	$7
Operations and maintenance expense—affiliate	98	84	78

Total	$106	$92	$85

Services Provided by GenOn Energy Management

GenOn Americas Generation

As a result of the Merger, GenOn Energy Management provides services to certain of GenOn’s indirect operating subsidiaries through Power, Fuel Supply and Services Agreements. The services include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. Amounts due from and to GenOn’s indirect operating subsidiaries are recorded as accounts receivable—affiliate or net payable—affiliate, as appropriate.

GenOn Mid-Atlantic

GenOn Mid-Atlantic receives services from GenOn Energy Management which include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. Amounts due to and from GenOn Energy Management under the Power Sale, Fuel Supply and Services Agreement are recorded as a net payable—affiliate or accounts receivable—affiliate, as appropriate. Substantially all energy marketing overhead expenses are allocated to GenOn’s operating subsidiaries. During, 2010, 2009 and 2008, GenOn Mid-Atlantic incurred $13 million, $14 million and $15 million, respectively, of energy marketing overhead expense. These costs are included in operations and maintenance expense—affiliate in GenOn Mid-Atlantic’s consolidated statements of operations.

Power Sales and Fuel Supply Arrangement with GenOn Energy Management (GenOn Mid-Atlantic)

GenOn Mid-Atlantic operates under a Power Sale, Fuel Supply and Services Agreement with GenOn Energy Management. Amounts due to GenOn Energy Management for fuel purchases and due from GenOn Energy Management for power and capacity sales are recorded as a payable—affiliate or accounts receivable—affiliate in GenOn Mid-Atlantic’s consolidated balance sheets.

Under the Power Sale, Fuel Supply and Services Agreement, GenOn Energy Management resells GenOn Mid-Atlantic’s energy products in the PJM spot and forward markets and to other third parties. GenOn Mid-Atlantic is paid the amount received by GenOn Energy Management for such capacity and energy. GenOn Mid-Atlantic has counterparty credit risk in the event that GenOn Energy Management is unable to collect amounts owed from third parties for the resale of GenOn Mid-Atlantic’s energy products.

Services Agreement with GenOn Marsh Landing (GenOn Americas Generation)

During 2010, GenOn Energy Management entered into a services agreement with GenOn Marsh Landing that includes the bidding and dispatch of the GenOn Marsh Landing generating units, fuel procurement and the execution of contracts to reduce price risk, except to the extent that GenOn Marsh Landing contracts directly with third-parties, including the PPA with PG&E. As reimbursement for such services, GenOn Marsh Landing has agreed to pay GenOn Energy Management the allocated cost to GenOn Energy Management of providing such services.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Administration Arrangements with GenOn Energy Services

Prior to the completion of the Merger, substantially all of GenOn’s corporate overhead costs were allocated to its operating subsidiaries based on an average of each operating subsidiaries’ gross margin, labor costs and net property, plant and equipment relative to all operating subsidiaries. For periods subsequent to the completion of the Merger, GenOn’s corporate overhead costs are allocated based on each operating subsidiaries’ planned operating expenses relative to all operating subsidiaries. Management has concluded that this method of allocating overhead costs is reasonable. During 2010, 2009 and 2008, the Companies incurred the following in costs under these arrangements, which are included in operations and maintenance expense — affiliate in the Companies’ consolidated statements of operations:

	2010	2009	2008
	(in millions)

GenOn Americas Generation	$130	$135	$138
GenOn Mid-Atlantic	$83	$91	$80

These allocations and charges are not necessarily indicative of what would have been incurred had the Companies been an unaffiliated entity.

Sales Agreements with GenOn Marsh Landing (GenOn Americas Generation)

In October 2010, GenOn Delta entered into an agreement for the sale of the land for the Marsh Landing planned generating facility site to GenOn Marsh Landing for consideration of approximately $3 million based on a third-party appraisal. In connection with the closing of the sale of the land for the Marsh Landing generating facility site, GenOn Delta and GenOn Marsh Landing will enter into related agreements including a shared facilities and services agreement, easement agreements and an assignment of certain water rights to GenOn Marsh Landing. On December 2, 2010, GenOn Marsh Landing and GenOn Delta closed on the transfer of the site. In connection with the transaction, GenOn Delta recognized a gain of $3 million, which is included in gain on sales of assets, net in GenOn Americas Generation’s consolidated statement of operations.

In October 2010, GenOn California North entered into an agreement for the sale of certain emission reduction credits to GenOn Marsh Landing. In connection with the transaction, GenOn California North recognized a gain of $2 million, which is included in gain on sales of assets, net in GenOn Americas Generation’s consolidated statement of operations.

Purchased Emissions Allowances (GenOn Mid-Atlantic)

In the first quarter of 2009, GenOn Energy Management began maintaining on behalf of GenOn Mid-Atlantic an inventory of certain purchased emissions allowances. The emissions allowances are sold by GenOn Energy Management to GenOn Mid-Atlantic as they are needed for operations. GenOn Mid-Atlantic purchases emissions allowances from GenOn Energy Management at GenOn Energy Management’s original cost to purchase the allowances. For allowances that have been purchased by GenOn Energy Management from a GenOn affiliate, the price paid by GenOn Energy Management is determined by market indices.

Emissions allowances purchased from GenOn Energy Management that were utilized in 2010, 2009 and 2008, were $32 million, $45 million and $8 million, respectively, and are recorded in cost of fuel, electricity and other products—affiliate in GenOn Mid-Atlantic’s consolidated statements of operations. Amounts expensed as a result of writing down emissions allowances to the lower of cost or market were $2 million during 2008, and were recorded in cost of fuel, electricity and other products—affiliate in GenOn Mid-Atlantic’s consolidated statements of operations.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Shares in GenOn Americas

Series A

Pursuant to the Plan, GenOn Americas was required to make capital contributions to GenOn Mid-Atlantic for the purpose of funding future environmental capital expenditures. These capital contributions were made in the form of mandatorily redeemable Series A preferred shares, and are reflected as preferred stock in affiliate in the consolidated balance sheet at December 31, 2009. In 2010 and 2009, GenOn Americas was required to and did redeem $95 million and $84 million, respectively, in preferred stock held by GenOn Mid-Atlantic.

The final redemption for the Series A preferred shares was scheduled in 2011 at a specified redemption amount of $50 million. As a result of the Merger, GenOn Americas redeemed the remaining $50 million of Series A preferred shares held by GenOn Mid-Atlantic.

At December 31, 2009, the Series A preferred shares were recorded at a fair value of $138 million as a component of equity in the Companies’ consolidated balance sheets. The fair value was determined using a discounted cash flow method based on the specified redemption amounts using a 6.21% discount rate. During 2010 and 2009, the Companies recorded $7 million and $11 million, respectively, in preferred stock in affiliate and member’s interest in the consolidated balance sheets related to the amortization of the discount on the preferred stock in GenOn Americas.

Series B (GenOn Americas Generation)

In December 2005, GenOn Americas issued mandatorily redeemable Series B preferred shares to GenOn Americas Generation for the purpose of supporting the refinancing of $850 million of GenOn Americas Generation senior notes due in 2011. The Series B preferred shares had a mandatory redemption date of April 1, 2011, for the liquidation preference amount of $150 million. At any time after June 30, 2010, GenOn Americas Generation had the right to put the Series B preferred shares to GenOn at the liquidation preference amount. As a result of the Merger, GenOn Americas redeemed the remaining $150 million of Series B preferred shares held by GenOn Americas Generation.

At December 31, 2009, the Series B preferred shares were recorded at a fair value of $142 million as a component of equity in GenOn Americas Generation’s consolidated balance sheets. The fair value was determined using a discounted cash flow method based on the expected redemption date and the liquidation preference amount using a 6.21% discount rate. During both 2010 and 2009, GenOn Americas Generation recorded $8 million in preferred stock in affiliate and member’s interest in the consolidated balance sheets related to the amortization of the discount on the preferred stock in GenOn Americas.

7.	Commitments and Contingencies

The Companies have made firm commitments to buy materials and services in connection with their ongoing operations and have provided cash collateral or financial guarantees relative to some of their investments.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	Commitments.

In addition to debt and other obligations in the consolidated balance sheets, the Companies have the following annual commitments under various agreements at December 31, 2010, related to their operations:

GenOn Americas Generation

	Off-Balance Sheet Arrangements and
	Contractual Obligations by Year
	Total	2011	2012	2013	2014	2015	>5 Years
	(in millions)

GenOn Mid-Atlantic operating leases	$1,730	$134	$132	$138	$131	$110	$1,085
Other operating leases	39	5	3	4	4	4	19
Fuel commitments	914	371	334	209	—	—	—
Maryland Healthy Air Act	155	155	—	—	—	—	—
Other	287	137	36	19	13	14	68

Total commitments	$3,125	$802	$505	$370	$148	$128	$1,172

GenOn Mid-Atlantic

	Off-Balance Sheet Arrangements and
	Contractual Obligations by Year
	Total	2011	2012	2013	2014	2015	>5 Years
	(in millions)

Generating units operating leases	$1,730	$134	$132	$138	$131	$110	$1,085
Other operating leases	37	5	3	4	4	3	18
Fuel commitments	914	371	334	209	—	—	—
Maryland Healthy Air Act	155	155	—	—	—	—	—
Other	222	123	34	13	12	12	28

Total commitments	$3,058	$788	$503	$364	$147	$125	$1,131

The Companies’ contractual obligations tables do not include the derivative obligations reported at fair value (other than fuel supply commitments), which are discussed in note 2 and the asset retirement obligations, which are discussed in note 3(e).

GenOn Mid-Atlantic Operating Leases

GenOn Mid-Atlantic leases a 100% interest in both the Dickerson and Morgantown baseload units and associated property through 2029 and 2034, respectively. GenOn Mid-Atlantic has an option to extend the leases. Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. The Companies are accounting for these leases as operating leases and recognize rent expense on a straight-line basis. Rent expense totaled $96 million during 2010, 2009 and 2008, and is included in operations and maintenance expense in the consolidated statements of operations. At December 31, 2010 and 2009, the Companies have paid $444 million and $400 million, respectively, of lease payments in excess of rent expense recognized, which is recorded in prepaid rent and prepaid expenses on the consolidated balance sheets. Of these amounts, $96 million is included in prepaid expenses on the Companies’ consolidated balance sheets at December 31, 2010 and 2009.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, the total notional minimum lease payments for the remaining terms of the leases aggregated $1.7 billion and the aggregate termination value for the leases was $1.4 billion, which generally decreases over time. GenOn Mid-Atlantic leases the Dickerson and the Morgantown baseload units from third party owner lessors. These owner lessors each own the undivided interests in these baseload generating facilities. The subsidiaries of the institutional investors who hold the membership interests in the owner lessors are called owner participants. Equity funding by the owner participants plus transaction expenses paid by the owner participants totaled $299 million. The issuance and sale of pass through certificates raised the remaining $1.2 billion needed for the owner lessors to acquire the undivided interests.

The pass through certificates are not direct obligations of GenOn Mid-Atlantic. Each pass through certificate represents a fractional undivided interest in one of three pass through trusts formed pursuant to three separate pass through trust agreements between GenOn Mid-Atlantic and United States Bank National Association (as successor in interest to State Street Bank and Trust Company of Connecticut, National Association), as pass through trustee. The property of the pass through trusts consists of lessor notes. The lessor notes issued by an owner lessor are secured by that owner lessor’s undivided interest in the lease facilities and its rights under the related lease and other financing documents. For restrictions under these leases, see note 4.

Other Operating Leases

The Companies have commitments under other operating leases with various terms and expiration dates. GenOn Americas Generation’s rent expense totaled $6 million, $6 million and $5 million during 2010, 2009 and 2008, respectively, related to these operating leases. GenOn Mid-Atlantic’s rent expense totaled $6 million, $5 million and $4 million during 2010, 2009 and 2008, respectively, related to these operating leases.

Fuel Commitments

The Companies have commitments under coal agreements of various quantities and durations. At December 31, 2010, the maximum remaining term under any individual fuel supply contract is three years.

Maryland Healthy Air Act

Maryland Healthy Air Act commitments reflect the remaining expected payments for capital expenditures to comply with the limitations for SO2, NOx and mercury emissions under the Maryland Healthy Air Act. The Companies completed the installation of the remaining pollution control equipment related to compliance with the Maryland Healthy Air Act in the fourth quarter of 2009. However, provisions in the Companies’ construction contracts provide that certain payments be made after final completion of the project. See note 9 under “Scrubber Contract Litigation” for further discussion.

Other

Other primarily represents the open purchase orders less invoices received related to general procurement of products and services purchased in the ordinary course of business. These include construction, maintenance and labor activities at the Companies’ generating facilities. Other also includes fuel transportation agreements and limestone supply and transportation agreements entered into by GenOn Energy Management for GenOn Mid-Atlantic, GenOn Americas Generation’s LTSA associated with the maintenance of a turbine at its Kendall generating facility and miscellaneous noncurrent liabilities.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b)	Cash Collateral.

In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, GenOn Americas Generation often is required to provide trade credit support to its counterparties or make deposits with brokers. In addition, GenOn Americas Generation often is required to provide cash collateral for access to the transmission grid to participate in power pools and for other operating activities. In the event of default by the Companies, the counterparty can apply cash collateral held to satisfy the existing amounts outstanding under an open contract.

The following is a summary of cash collateral posted with counterparties:

	December 31,
	2010	2009
	(in millions)

Cash collateral posted—energy trading and marketing	$80	$41
Cash collateral posted—other operating activities	40	42

Total	$120	$83

(c)	Guarantees (GenOn Americas Generation).

GenOn generally conducts its business through various intermediate holding companies, including GenOn Americas Generation, and various operating subsidiaries, which enter into contracts as a routine part of their business activities. In certain instances, the contractual obligations of such subsidiaries are guaranteed by, or otherwise supported by, GenOn or another of its subsidiaries, including by letters of credit issued under the GenOn credit facilities.

In addition, GenOn Americas Generation and its subsidiaries enter into various contracts that include indemnification and guarantee provisions. Examples of these contracts include financing and lease arrangements, purchase and sale agreements, including for commodities, construction agreements and agreements with vendors. Although the primary obligation of GenOn Americas Generation or a subsidiary under such contracts is to pay money or render performance, such contracts may include obligations to indemnify the counterparty for damages arising from the breach thereof and, in certain instances, other existing or potential liabilities. In many cases GenOn Americas Generation’s maximum potential liability cannot be estimated because some of the underlying agreements contain no limits on potential liability.

Upon issuance or modification of a guarantee, GenOn Americas Generation determines if the obligation is subject to initial recognition and measurement of a liability and/or disclosure of the nature and terms of the guarantee. Generally, guarantees of the performance of a third party are subject to the recognition and measurement, as well as the disclosure provisions, of the accounting guidance related to guarantees. Such guarantees must initially be recorded at fair value, as determined in accordance with the accounting guidance. GenOn Americas Generation did not have any guarantees at December 31, 2010, that met the recognition requirements of the accounting guidance.

Alternatively, guarantees between and on behalf of entities under common control are subject only to the disclosure provisions of the accounting guidance related to guarantors’ accounting and disclosure requirements for guarantees. GenOn Americas Generation must disclose information as to the term of the guarantee and the maximum potential amount of future gross payments (undiscounted) under the guarantee, even if the likelihood of a claim is remote.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letters of Credit and Surety Bonds

In December 2010, the GenOn North America letters of credit issued under the senior secured revolving credit facility were transferred to GenOn upon completion of the Merger. GenOn has issued letters of credit in support of the obligations of the Companies to perform under commodity agreements, financing or lease arrangements and other commercial agreements.

At December 31, 2010 and 2009, GenOn Americas Generation had obligations outstanding under surety bonds of $7 million and $1 million, respectively.

Following is a summary of letters of credit issued and surety bonds provided:

	December 31,
	2010	2009
	(in millions)

Letters of credit—energy trading and marketing(1)	$63	$51
Letters of credit—rent reserves(1)	101	101
Letters of credit—other operating activities(1)	31	47
Surety bonds	7	1

Total	$202	$200

(1)	At December 31, 2010, represents letters of credit posted by GenOn for the benefit of GenOn Americas Generation.

Purchase and Sale Guarantees and Indemnifications

In connection with the purchase or sale of an asset or a business by the Companies through a subsidiary, the Companies are typically required to provide certain assurances to the counterparties for the performance of the obligations of such a subsidiary under the purchase or sale agreements. Such assurances may take the form of a guarantee issued by the Companies or a subsidiary on behalf of the obligor subsidiary. The scope of such guarantees would typically include any indemnity obligations owed to such counterparty. Although the terms thereof vary in the scope, exclusions, thresholds and applicable limits, the indemnity obligations of a seller typically include liabilities incurred as a result of a breach of a purchase and sale agreement, including the seller’s representations or warranties, unpaid and unreserved tax liabilities and specified retained liabilities, if any. These obligations generally have a term of 12 months from the closing date and are intended to protect the buyer against breaches of the agreement or risks that are difficult to predict or estimate at the time of the transaction. In most cases, the contract limits the liability of the seller. Although the primary indemnity periods under the agreements for the sales of the GenOn Americas’ six U.S. natural gas-fired generating facilities have elapsed without any claims being made, the Companies continues to have indefinite indemnity obligations in respect of certain representations and covenants that are typically not subject to lapse. No claims have been made in respect thereof and the Companies do not expect that it will be required to make any material payments under these guarantee and indemnity provisions.

Commercial Purchase and Sales Arrangements

In connection with the purchase and sale of fuel, emissions allowances and energy to and from third parties with respect to the operation of the Companies’ generating facilities, the Companies may be required to guarantee a portion of the obligations of certain of their subsidiaries. These obligations may include liquidated damages payments or other unscheduled payments. The majority of the current guarantees are set to expire before the end of 2011, although the obligations of the issuer will remain in effect until all the

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities created under the guarantee have been satisfied or no longer exist. At December 31, 2010, a GenOn Americas Generation subsidiary was contingently obligated for a total of $46 million under such arrangements. In addition, GenOn was contingently obligated for a total of $54 million under such guarantees issued on behalf of GenOn Americas Generation subsidiaries. The Companies do not expect that they will be required to make any material payments under these guarantees.

Other Guarantees and Indemnifications

The Companies’ debt agreements typically indemnify against liabilities that arise from the preparation, entry into, administration or enforcement of the agreement.

The Companies have issued guarantees in conjunction with certain performance agreements and commodity and derivative contracts and other contracts that provide financial assurance to third parties on behalf of a subsidiary or an unconsolidated third party. The guarantees on behalf of subsidiaries are entered into primarily to support or enhance the creditworthiness otherwise attributed to a subsidiary on a stand-alone basis, thereby facilitating the extension of sufficient credit to accomplish the relevant subsidiary’s intended commercial purposes.

At December 31, 2010, a GenOn Americas Generation subsidiary had issued $63 million of guarantees of obligations that its subsidiaries may incur in connection with construction agreements. In addition, GenOn Energy Holdings had issued $22 million of guarantees on behalf of a GenOn Americas Generation subsidiary related to settlement agreement obligations. The Companies do not expect that they will be required to make any material payments under these guarantees.

GenOn Americas Generation, through its subsidiaries, participates in several power pools with RTOs. The rules of these RTOs require that each participant indemnify the pool for defaults by other members. Usually, the amount indemnified is based upon the activity of the participant relative to the total activity of the pool and the amount of the default. Consequently, the amount of such indemnification by GenOn Americas Generation’s subsidiaries cannot be quantified.

On a routine basis in the ordinary course of business, the Companies and their subsidiaries indemnify financing parties and consultants or other vendors who provide services to the Companies. The Companies do not expect that it will be required to make any material payments under these indemnity provisions.

Because some of the guarantees and indemnities the Companies issues to third parties do not limit the amount or duration of its obligations to perform under them, there exists a risk that the Companies may have obligations in excess of the amounts described above. For those guarantees and indemnities that do not limit the Companies’ liability exposure, the Companies may not be able to estimate its potential liability until a claim is made for payment or performance, because of the contingent nature of these contracts.

Except as otherwise noted, the Companies are unable to estimate its maximum potential exposure under these agreements until an event triggering payment occurs. The Companies do not expect to make any material payments under these agreements.

8.	Segment Reporting (GenOn Americas Generation)

GenOn Americas Generation previously had four reportable segments: Mid-Atlantic, Northeast, California and Other Operations. In the fourth quarter of 2010, in conjunction with the Merger, GenOn Americas Generation began reporting in five segments: Eastern PJM, Northeast, California, Energy Marketing and Other Operations. GenOn Americas Generation reclassified amounts for 2009 and 2008 to conform to the current segment presentation. The segments were determined based on how the business is managed and aligns with the information provided to the chief operating decision maker for purposes of assessing performance and

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocating resources. Generally, GenOn Americas Generation’s segments are engaged in the sale of electricity, capacity, ancillary and other energy services from their generating facilities in hour-ahead, day-ahead and forward markets in bilateral and ISO markets. GenOn Americas Generation also engages in proprietary trading and fuel oil management. Operating revenues consist of (a) power generation revenues, (b) contracted and capacity revenues, (c) fuel sales and proprietary trading revenues and (d) power hedging revenues.

The Eastern PJM segment consists of four generating facilities located in Maryland and Virginia with total net generating capacity of 5,204 MW. The Northeast segment consists of three generating facilities located in Massachusetts and one generating facility located in New York with total net generating capacity of 2,535 MW. For the year ended December 31, 2008, the Northeast segment also included the Lovett generating facility, which was shut down on April 19, 2008. The California segment consists of three generating facilities located in or near the City of San Francisco, with total net generating capacity of 2,347 MW. Energy Marketing includes proprietary trading and fuel oil management activities. Other Operations includes parent company adjustments for affiliate transactions of GenOn Americas Generation.

GenOn Americas Generation’s measure of profit or loss for its reportable segments is operating income/loss. This measure represents the lowest level of information that is provided to the chief operating decision maker for GenOn Americas Generation’s reportable segments. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances, intercompany revenues and intercompany cost of fuel.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GenOn Americas Generation Operating Segments

	Eastern			Energy	Other
	PJM	Northeast	California	Marketing	Operations	Eliminations	Total
	(in millions)

2010:
Operating revenues—nonaffiliate(1)	$347	$15	$118	$1,622	$—	$—	$2,102
Operating revenues—affiliate(2)	1,357	219	26	246	—	(1,845)	3

Total operating revenues	1,704	234	144	1,868	—	(1,845)	2,105
Cost of fuel, electricity and other products—nonaffiliate(3)	18	2	—	826	—	—	846
Cost of fuel, electricity and other products—affiliate(4)	680	135	23	1,015	—	(1,845)	8

Total cost of fuel, electricity and other products	698	137	23	1,841	—	(1,845)	854

Gross margin (excluding depreciation and amortization)	1,006	97	121	27	—	—	1,251
Operating Expenses:
Operations and maintenance—nonaffiliate	299	53	29	3	—	6	390
Operations and maintenance—affiliate	194	55	43	7	—	(6)	293
Depreciation and amortization	141	23	28	1	6	—	199
Impairment losses(5)	1,153	—	—	—	28	(616)	565
Gain on sales of assets, net	(3)	(1)	(5)	—	—	—	(9)

Total operating expenses, net	1,784	130	95	11	34	(616)	1,438

Operating income (loss)	$(778)	$(33)	$26	$16	$(34)	$616	$(187)

Total assets	$4,626	$488	$121	$2,418	$1,292	$(1,132)	$7,813
Capital expenditures	$233	$11	$2	$1	$5	$—	$252

(1)	Includes unrealized gains of $123 million for Eastern PJM and unrealized losses of $54 million for Energy Marketing.

(2)	Includes unrealized gains of $49 million for Energy Marketing and unrealized losses of $43 million and $3 million for Eastern PJM and Northeast, respectively.

(3)	Includes unrealized losses of $89 million for Energy Marketing.

(4)	Includes unrealized losses of $73 million and $16 million for Eastern PJM and Northeast, respectively, and unrealized gains of $89 million for Energy Marketing.

(5)	Includes impairment loss of goodwill of $616 million recorded at GenOn Mid-Atlantic on its stand alone balance sheet. The goodwill does not exist at GenOn Americas Generation’s consolidated balance sheet. As such, the goodwill impairment loss is eliminated upon consolidation.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GenOn Americas Generation Operating Segments

	Eastern			Energy	Other
	PJM	Northeast	California	Marketing	Operations	Eliminations	Total
	(in millions)

2009:
Operating revenues—nonaffiliate(1)	$401	$15	$109	$1,787	$—	$(3)	$2,309
Operating revenues—affiliate(2)	1,377	303	45	213	—	(1,938)	—

Total operating revenues	1,778	318	154	2,000		(1,941)	2,309
Cost of fuel, electricity and other products—nonaffiliate(3)	17	(1)	(1)	686	—	—	701
Cost of fuel, electricity and other products—affiliate(4)	510	144	33	1,260	—	(1,938)	9

Total cost of fuel, electricity and other products	527	143	32	1,946	—	(1,938)	710

Gross margin (excluding depreciation and amortization)	1,251	175	122	54	—	(3)	1,599
Operating Expenses:
Operations and maintenance—nonaffiliate	245	73	34	3	—	—	355
Operations and maintenance—affiliate	189	53	40	8	—	—	290
Depreciation and amortization	98	18	22	1	3	—	142
Impairment losses(5)	385	—	14	—	5	(183)	221
Gain on sales of assets, net	(14)	(4)	—	—	—	(4)	(22)

Total operating expenses, net	903	140	110	12	8	(187)	986

Operating income (loss)	$348	$35	$12	$42	$(8)	$184	$613

Total assets	$5,807	$616	$139	$2,782	$407	$(2,234)	$7,517
Capital expenditures	$578	$16	$2	$2	$68	$—	$666

(1)	Includes unrealized gains of $137 million for Eastern PJM and unrealized losses of $139 million for Energy Marketing.

(2)	Includes unrealized gains of $26 million for Energy Marketing and unrealized losses of $1 million and $25 million for Eastern PJM and Northeast, respectively.

(3)	Includes unrealized gains of $49 million for Energy Marketing.

(4)	Includes unrealized losses of $49 million for Energy Marketing and unrealized gains of $8 million and $41 million for Eastern PJM and Northeast, respectively.

(5)	Includes $183 million impairment loss of goodwill recorded at GenOn Mid-Atlantic on its standalone balance sheet. The goodwill does not exist at GenOn Americas Generation’s consolidated balance sheet. As such, the goodwill impairment loss is eliminated upon consolidation.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GenOn Americas Generation Operating Segments

	Eastern			Energy	Other
	PJM	Northeast	California	Marketing	Operations	Eliminations	Total
	(in millions)

2008:
Operating revenues—nonaffiliate(1)	$492	$20	$133	$2,539	$—	$4	$3,188
Operating revenues—affiliate(2)	1,787	597	53	8	—	(2,445)	—

Total operating revenues	2,279	617	186	2,547	—	(2,441)	3,188
Cost of fuel, electricity and other products—nonaffiliate(3)	20	15	—	1,020	—	(2)	1,053
Cost of fuel, electricity and other products—affiliate(4)	545	423	59	1,424	—	(2,445)	6

Total cost of fuel, electricity and other products	565	438	59	2,444	—	(2,447)	1,059

Gross margin (excluding depreciation and amortization)	1,714	179	127	103	—	6	2,129
Operating Expenses:
Operations and maintenance—nonaffiliate	239	103	30	—	—	—	372
Operations and maintenance—affiliate	173	64	38	10	—	—	285
Depreciation and amortization	92	19	23	1	1	—	136
Loss (gain) on sales of assets, net	(8)	(30)	(7)	—	(1)	8	(38)

Total operating expenses, net	496	156	84	11	—	8	755

Operating income	$1,218	$23	$43	$92	$—	$(2)	$1,374

Total assets	$5,620	$722	$181	$4,717	$366	$(3,054)	$8,552
Capital expenditures	$641	$25	$6	$1	$47	$—	$720

(1)	Includes unrealized gains of $525 million and $315 million for Eastern PJM and Energy Marketing, respectively.

(2)	Includes unrealized gains of $160 million and $35 million for Eastern PJM and Northeast, respectively, and unrealized losses of $195 million for Energy Marketing.

(3)	Includes unrealized losses of $54 million for Energy Marketing.

(4)	Includes unrealized losses of $9 million and $45 million for Eastern PJM and Northeast, respectively, and unrealized gains of $54 million for Energy Marketing.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2010	2009	2008
	(in millions)

Operating income (loss) for all segments	$(187)	$613	$1,374
Interest expense	200	137	189
Interest income	—	(1)	(16)
Other, net	9	1	3

Net income (loss)	$(396)	$476	$1,198

9.	Litigation and Other Contingencies

The Companies are involved in a number of legal proceedings. In certain cases, plaintiffs seek to recover large and sometimes unspecified damages, and some matters may be unresolved for several years. The Companies cannot currently determine the outcome of the proceedings described below or estimate the reasonable amount or range of potential losses, if any, and therefore have not made any provision for such matters unless specifically noted below.

Scrubber Contract Litigation

In January 2011, Stone & Webster, Inc., the EPC contractor for the scrubber projects at the Chalk Point, Dickerson and Morgantown facilities, filed two suits against GenOn Mid-Atlantic and one suit against GenOn Chalk Point in the United States District Court for the District of Maryland. Stone & Webster, Inc. claims that it has not been paid in accordance with the terms of the EPC agreements for the scrubber projects and seeks a lien against the properties in the amounts of $43.2 million at Chalk Point, $46.8 million at Dickerson and $29.8 million at Morgantown. GenOn Americas Generation and GenOn Mid-Atlantic dispute the allegations. The current budget of $1.674 billion continues to represent management’s best estimate of the total capital expenditures for compliance with the Maryland Healthy Air Act.

Environmental Matters

Riverkeeper Suit Against GenOn Lovett (GenOn Americas Generation).  In March 2005, Riverkeeper, Inc. filed suit against GenOn Lovett in the United States District Court for the Southern District of New York under the Clean Water Act. The suit alleges that GenOn Lovett failed to implement a marine life exclusion system at its former Lovett facility and to perform monitoring for the exclusion of certain aquatic organisms from the facility’s cooling water intake structures in violation of GenOn Lovett’s water discharge permit issued by the State of New York. In November 2010, GenOn Lovett and the plaintiff executed a stipulation settling the litigation, which was approved by the court in February 2011. The settlement requires GenOn Lovett to pay the plaintiff $190,000 to fund fish studies or restoration projects in the Hudson River and to reimburse plaintiff for its attorneys’ fees.

GenOn Potomac River NOVs.  In 2010, the Virginia DEQ issued several NOVs to GenOn Potomac River. Virginia DEQ asserted that GenOn Potomac River failed to include required particulate matter data in compliance reports for certain periods in 2009, and that, when the data were later provided, they indicated that particulate matter emissions may have exceeded the permitted limit. GenOn Potomac River thinks that the data indicating exceedance of the limit are erroneous. In another NOV, the Virginia DEQ asserted that on one day in each of February 2010 and July 2010 the opacity readings from the facility exceeded the applicable limits in several six minute intervals. In a third NOV, the Virginia DEQ asserted that GenOn Potomac River combusted used oils in the facility’s boilers without authority under its permit and received one shipment of coal that exceeded the maximum ash content allowed under its permit. In a fourth NOV, issued in February

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2011, the Virginia DEQ asserted that in January 2011 GenOn Potomac River used a sorbent for the removal of SO2 that was not permitted. Each of these NOVs states that such violations can result in civil penalties of up to $32,500 per day for each violation.

Montgomery County Carbon Emissions Levy.  The Dickerson facility is located in Montgomery County, Maryland, and effective in May 2010, Montgomery County imposed a levy on major emitters of CO2 in the county of $5 per ton of CO2 emitted. It is estimated that the CO2 levy will impose an additional $10 million to $15 million per year in levies owed to Montgomery County. In June 2010, GenOn Mid-Atlantic filed an action against Montgomery County in the United States District Court for the District of Maryland seeking a determination that the CO2 levy is unlawful. In its complaint, GenOn Mid-Atlantic contends that the CO2 levy violates its equal protection and due process rights, imposes an unconstitutional excessive fine, is an unconstitutional bill of attainder, constitutes a prohibited special law under the Maryland Constitution, and is preempted by Maryland law and the RGGI, an interstate compact to which Maryland is a party. In July 2010, the district court ruled that the CO2 levy is a tax rather than a fee and granted a motion filed by Montgomery County seeking dismissal of the suit under the federal Tax Injunction Act for lack of jurisdiction. GenOn Mid-Atlantic has appealed that ruling to the United States Court of Appeals for the Fourth Circuit.

New Source Review Matters.  The EPA and various states are investigating compliance of coal-fueled electric generating facilities with the pre-construction permitting requirements of the Clean Air Act known as “new source review.” In the past decade, the EPA has made information requests concerning the Chalk Point, Dickerson, Morgantown and Potomac River generating facilities. The Companies are corresponding or have corresponded with the EPA regarding all of these requests. The EPA agreed to share information relating to its investigations with state environmental agencies.

Brandywine Fly Ash Facility.  In April 2010, the MDE filed a complaint against GenOn Mid-Atlantic and GenOn MD Ash Management in the United States District Court for the District of Maryland asserting violations of the Clean Water Act and Maryland’s Water Pollution Control Law. The MDE contends that the operation of the Brandywine fly ash facility has resulted in discharges of pollutants that violate Maryland’s water quality criteria. The complaint requests that the court, among other things, (a) enjoin further disposal of coal combustion waste at the Brandywine facility, (b) require the defendants to close and cap the existing open disposal cells within one year, (c) impose civil penalties of up to $37,500 per day per violation and (d) award them attorney’s fees. GenOn MD Ash Management and GenOn Mid-Atlantic dispute the allegations. In September 2010, four environmental advocacy groups became intervening parties in the proceeding.

Faulkner Fly Ash Facility.  In May 2008, the MDE filed a complaint against GenOn Mid-Atlantic and GenOn MD Ash Management in the Circuit Court for Charles County, Maryland alleging violations of Maryland’s water pollution laws. The MDE contends that the operation of the Faulkner fly ash facility has resulted in the discharge of pollutants that exceed Maryland’s water quality criteria and without the appropriate NPDES permit. The MDE also alleges that the defendants failed to perform certain sampling and reporting required under an applicable NPDES permit. The MDE complaint requests that the court (a) prohibit continuation of the alleged unpermitted discharges, (b) require the defendants to cease from further disposal of any coal combustion byproducts at the Faulkner facility and close and cap the existing disposal cells and (c) assess civil penalties of up to $10,000 per day per violation. In July 2008, GenOn MD Ash Management and GenOn Mid-Atlantic filed a motion to dismiss the complaint, arguing that the discharges are permitted by a December 2000 Consent Order. In January 2011, MDE sought to dismiss without prejudice its complaint. MDE also informed GenOn that it intends to file a similar lawsuit in federal court.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Westland Fly Ash Facility.  In January 2011, MDE informed GenOn Americas Generation and GenOn Mid-Atlantic that MDE intends to file a complaint related to alleged violations of Maryland’s water pollution laws at GenOn Mid-Atlantic’s Westland fly ash facility located in Montgomery County, Maryland.

Ash Disposal Facility Closures.  GenOn Americas Generation and GenOn Mid-Atlantic are responsible for environmental costs related to the future closures of several ash disposal facilities. GenOn Americas Generation recorded the estimated discounted costs ($9 million at December 31, 2010 and 2009) associated with these environmental liabilities as part of its asset retirement obligations. GenOn Mid-Atlantic recorded the estimated discounted costs ($7 million at December 31, 2010 and 2009) associated with these environmental liabilities as part of its asset retirement obligations. See note 3(e).

Chapter 11 Proceedings

In July 2003, and various dates thereafter, GenOn Energy Holdings and certain of its subsidiaries, (collectively, the Mirant Debtors), including the Companies and their subsidiaries, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. GenOn Energy Holdings, the Companies and most of the other Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. The remaining Mirant Debtors emerged from bankruptcy on various dates in 2007. Approximately 461,000 of the shares of GenOn Energy Holdings common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Upon the Merger, those reserved shares converted into a reserve for approximately 1.3 million shares of GenOn common stock. Under the terms of the Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of GenOn common stock, cash, or both as previously allowed claims, regardless of the price at which the GenOn common stock is trading at the time the claim is resolved.

Complaint Challenging Capacity Rates Under the RPM Provisions of PJM’s Tariff

In May 2008, several parties, including the state public utility commissions of Maryland, Pennsylvania, New Jersey and Delaware, ratepayer advocates, certain electric cooperatives, various groups representing industrial electricity users, and federal agencies (the RPM Buyers), filed a complaint with the FERC asserting that capacity auctions held to determine capacity payments under the RPM provisions of PJM’s tariff had produced rates that were unjust and unreasonable. PJM conducted the capacity auctions that are the subject of the complaint to set the capacity payments in effect under the RPM provisions of its tariff for twelve month periods beginning June 1, 2008, June 1, 2009, and June 1, 2010. The RPM Buyers allege that (a) the times between when the auctions were held and the periods that the resulting capacity rates would be in effect were too short to allow competition from new resources in the auctions, (b) the administrative process established under the RPM provisions of PJM’s tariff was inadequate to restrain the exercise of market power by the withholding of capacity to increase prices, and (c) the locational pricing established under the RPM provisions of PJM’s tariff created opportunities for sellers to raise prices while serving no legitimate function. The RPM Buyers asked the FERC to reduce significantly the capacity rates established by the capacity auctions and to set June 1, 2008, as the date beginning on which any rates found by the FERC to be excessive would be subject to refund. If the FERC were to reduce the capacity payments set through the capacity auctions to the rates proposed by the RPM Buyers, the capacity revenue the Companies have received or expect to receive for the period June 1, 2008 through May 31, 2011, would be reduced by approximately $600 million. In September 2008, the FERC issued an order dismissing the complaint. The FERC found that no party had violated the RPM provisions of PJM’s tariff and that the prices determined during the auctions were in accordance with the tariff’s provisions. The RPM Buyers filed a request for rehearing, which the FERC denied in June 2009. Certain of the RPM Buyers have appealed the orders entered by the FERC to the United States

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Court of Appeals for the Fourth Circuit. That appeal was transferred to the United States Court of Appeal for the District of Columbia Circuit. On February 8, 2011, the D.C. Circuit affirmed the FERC rulings.

10.	Settlements and Other Charges

Potomac River Settlement

In July 2008, the City of Alexandria, Virginia (in which the Potomac River generating facility is located) and GenOn Potomac River entered into an agreement pursuant to which GenOn Potomac River committed to spend $34 million over several years to reduce particulate emissions. The $34 million was placed in escrow and included in funds on deposit and other noncurrent assets in the consolidated balance sheets. At December 31, 2010, the balance in the escrow account was $32 million.

GenOn Potrero Settlement with City of San Francisco (GenOn Americas Generation)

GenOn Potrero and the City and County of San Francisco, California entered into a settlement agreement (the Potrero Settlement) that became effective in November 2009 upon its approval by the City’s Board of Supervisors and Mayor. Among other things, the Potrero Settlement obligates GenOn Potrero to close permanently each of the remaining units of the Potrero generating facility at the end of the year in which the CAISO determines that such unit is no longer needed to maintain the reliable operation of the electricity system. The agreement also bars GenOn Potrero from building any additional generating facilities on the site of the Potrero generating facility. In September 2010, the CAISO notified GenOn Potrero that it was designating all four units of the Potrero generating facility as needed for reliability purposes in 2011. The subsequent completion of the TransBay Cable project, an underwater electric transmission cable that became fully operational in November 2010, eliminated the need for unit 3 of the Potrero generating facility for reliability purposes. The replacement in late 2010 of two underground transmission cables eliminated the need for units 4, 5 and 6 for reliability purposes. In December 2010, the CAISO provided GenOn Potrero with the requisite notice of termination of the RMR agreement. On January 19, 2011, at the request of GenOn Potrero, the FERC approved changes to GenOn Potrero’s RMR agreement to allow the CAISO to terminate the RMR agreement effective February 28, 2011. On February 28, 2011, the Potrero facility was shut down.

Report of Independent Registered Public Accounting Firm

The Member
GenOn Americas Generation, LLC:

We have audited and reported separately herein on the consolidated financial statements of GenOn Americas Generation, LLC (a wholly-owned indirect subsidiary of GenOn Energy, Inc.) and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, member’s equity and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed within Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Houston, Texas
March 1, 2011

Report of Independent Registered Public Accounting Firm

The Member
GenOn Mid-Atlantic, LLC:

We have audited and reported separately herein on the consolidated financial statements of GenOn Mid-Atlantic, LLC (a wholly-owned indirect subsidiary of GenOn Energy, Inc.) and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, member’s equity and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed within Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  KPMG LLP

Houston, Texas
March 1, 2011

Schedule I

GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS

	2010	2009	2008
	(in millions)

Operating income (loss)	$—	$—	$—
Other Expense (Income), net:
Equity losses (earnings) of subsidiaries	276	(597)	(1,337)
Interest expense-nonaffiliate	120	121	134
Interest expense-affiliate	—	—	2
Other, net	(1)	—	3

Total other expense (income), net	395	(476)	(1,198)

Income (loss) before income taxes	(395)	476	1,198
Provision for income taxes	1	—	—

Net income (loss)	$(396)	$476	$1,198

The accompanying notes are an integral part of the registrant’s condensed financial information.

Schedule I

GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED BALANCE SHEETS

	December 31,
	2010	2009
	(in millions)

ASSETS
Current Assets:
Cash and cash equivalents	$150	$1

Total current assets	150	1

Noncurrent Assets:
Investments in affiliates	4,846	4,331
Debt issuance costs, net	5	6

Total noncurrent assets	4,851	4,337

Total Assets	$5,001	$4,338

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$535	$—
Accounts payable and accrued liabilities	23	25
Payable—affiliates	9	102

Total current liabilities	567	127

Noncurrent Liabilities:
Long-term debt, net of current portion	848	1,382
Other	1	—

Total noncurrent liabilities	849	1,382

Commitments and Contingencies
Member’s Equity:
Member’s interest	3,585	3,109
Preferred stock in affiliate	—	(280)

Total member’s equity	3,585	2,829

Total Liabilities and Member’s Equity	$5,001	$4,338

The accompanying notes are an integral part of the registrant’s condensed financial information.

Schedule I

GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS

	2010	2009	2008
		(in millions)

Cash Flows from Operating Activities:
Net cash provided by operating activities	$221	$116	$276
Cash Flows from Investing Activities:
Repayment of notes receivables — affiliate	—	—	14
Capital contributions made to subsidiaries	(1,079)	—	—

Net cash provided by (used in) investing activities	(1,079)	—	14

Cash Flows from Financing Activities:
Redemption of preferred stock in affiliate	150	—	—
Purchases of long-term debt	—	—	(276)
Capital contributions from member	1,079	—	282
Distributions to member	(222)	(115)	(297)

Net cash provided by (used in) financing activities	1,007	(115)	(291)

Net Increase (Decrease) in Cash and Cash Equivalents	149	1	(1)
Cash and Cash Equivalents, beginning of year	1	—	1

Cash and Cash Equivalents, end of year	$150	$1	$—

Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$119	$119	$137
Supplemental Disclosures for Non-Cash Investing and Financing Activities:
Conversion to equity of notes payable to subsidiary	$93	$—	$—

The accompanying notes are an integral part of the registrant’s condensed financial information.

Schedule I

GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO REGISTRANTS’ CONDENSED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

1.	Background and Basis of Presentation

Background

The condensed parent company financial statements have been prepared in accordance with Rule 12-04, Schedule I of Regulation S-X, as the restricted net assets of GenOn Americas Generation, LLC’s subsidiaries exceed 25 percent of the consolidated net assets of GenOn Americas Generation, LLC’s. These statements should be read in conjunction with the consolidated statements and notes thereto of GenOn Americas Generation.

GenOn Americas Generation, LLC is a Delaware limited liability company and indirect wholly-owned subsidiary of GenOn.

GenOn, a Delaware corporation, was formed in August 2000 by CenterPoint (then known as Reliant Energy, Incorporated) in connection with the planned separation of its regulated and unregulated operations. CenterPoint transferred substantially all of its unregulated businesses, including the name Reliant Energy to the company now named GenOn Energy, Inc. In May 2001, Reliant Energy (then known as Reliant Resources, Inc.) became a publicly traded company and in September 2002, CenterPoint distributed its remaining ownership of Reliant Energy’s common stock to its stockholders. RRI Energy changed its name from Reliant Energy, Inc. effective May 2, 2009 in connection with the sale of its retail business. GenOn changed its name from RRI Energy, Inc. effective December 3, 2010.

Merger of Mirant and RRI Energy

On December 3, 2010, Mirant and RRI Energy completed the Merger contemplated by the Merger Agreement. Upon completion of the Merger, RRI Energy Holdings, Inc. (Merger Sub), a direct and wholly-owned subsidiary of RRI Energy merged with and into Mirant, with Mirant continuing as the surviving corporation and a wholly-owned subsidiary of RRI Energy. Each of Mirant and RRI Energy received legal opinions that the Merger qualified as a tax-free reorganization under the IRC. Accordingly, none of RRI Energy, Merger Sub, Mirant or any of the Mirant stockholders will recognize any gain or loss in the transaction, except that Mirant stockholders will recognize a gain or loss with respect to cash received in lieu of fractional shares of RRI Energy common stock. Upon the closing of the Merger, each issued and outstanding share of Mirant common stock, including grants of restricted common stock, automatically converted into 2.835 shares of common stock of RRI Energy based on the Exchange Ratio. Additionally, upon the closing of the Merger, RRI Energy was renamed GenOn. Mirant stock options and other equity awards converted upon completion of the Merger into stock options and equity awards with respect to GenOn common stock, after giving effect to the Exchange Ratio. At the close of the Merger, former Mirant stockholders owned approximately 54% of the equity of the combined company and former RRI Energy stockholders owned approximately 46% of the equity of the combined company. See note 4 for additional information on the related debt transactions in the consolidated financial statements.

Basis of Presentation

The condensed financial statements presented herein are the condensed financial statements and other financial information of GenOn Americas Generation, LLC.

Equity earnings of subsidiaries consist of earnings of direct and indirect subsidiaries of GenOn Americas Generation, LLC (parent).

GENON AMERICAS GENERATION, LLC (PARENT)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO REGISTRANTS’ CONDENSED FINANCIAL STATEMENTS — (Continued)

In addition, certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

During 2010, 2009 and 2008, GenOn Americas Generation, LLC received cash dividends from its subsidiaries of $341 million, $235 million and $414 million, respectively.

2.	Long-Term Debt

For a discussion of GenOn Americas Generation, LLC’s long-term debt, see note 4 to GenOn Americas Generation’s consolidated financial statements.

GenOn Americas Generation

Debt maturities of GenOn Americas LLC, at December 31, 2010 are (in millions):

2011	$535
2012	—
2013	—
2014	—
2015	—
2016 and thereafter	850

Total	$1,385

3.	Commitments and Contingencies

At December 31, 2010, GenOn Americas Generation, LLC (parent) did not have any guarantees.

See notes 7 and 9 to GenOn Americas Generation’s consolidated financial statements for a detailed discussion of GenOn Americas Generation, LLC’s contingencies.

Schedule II

VALUATION AND QUALIFYING ACCOUNTS

GenOn Americas Generation

	December 31, 2010, 2009 and 2008
		Additions
	Balance at	Charged	Charged to		Balance at
	Beginning	to	Other		End of
Description	of Period	Income	Accounts	Deductions	Period
	(in millions)

Provision for uncollectible accounts (current)
2010	$3	$6	$—	$(5)	$4
2009	12	9	—	(18)	3
2008	8	5	—	(1)	12
Provision for uncollectible accounts (noncurrent)
2010	$11	$18	$—	$(14)	$15
2009	42	13	—	(44)	11
2008	1	41	—	—	42

(1)	Deductions in 2010 and 2009 consisted primarily of reversals of credit reserves for derivative contract assets. Deductions in 2008 consisted primarily of reductions in or write-offs of allowances for uncollectible accounts and notes receivable.

Schedule II

GenOn Mid-Atlantic

	December 31, 2010, 2009 and 2008
		Additions
	Balance at	Charged	Charged to		Balance at
	Beginning	to	Other		End of
Description	of Period	Income	Accounts	Deductions	Period
	(in millions)

Provision for uncollectible accounts (current)
2010	$2	$6	$—	$(4)	$4
2009	9	8	—	(15)	2
2008	2	7	—	—	9
Provision for uncollectible accounts (noncurrent)
2010	$11	$18	$—	$(14)	$15
2009	42	13	—	(44)	11
2008	1	42	—	(1)	42

(1)	Deductions in 2010 and 2009 consisted primarily of reversals of credit reserves for derivative contract assets. Deductions in 2008 consisted primarily of reductions in or write-offs of allowances for uncollectible accounts and notes receivable.

3.	Exhibit Index

GenOn Americas Generation

Exhibit
No.		Exhibit Name

1.1		Purchase Agreement, dated at October 2, 2001, among Mirant Americas Generation, Inc. and Salomon Smith Barney Inc., Banc of America Securities LLC, Blaylock & Partners, L.P., Scotia Capital (USA) Inc., TD Securities (USA) Inc. and Tokyo-Mitsubishi International plc, as Initial Purchaser (Incorporated herein by reference to Exhibit 1.1 to Registrant’s Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124)
2.1		Purchase and Sale Agreement by and between Mirant Americas, Inc. and LS Power Acquisition Co. I, LLC, dated at January 15, 2007 (Incorporated herein by reference to Exhibit 2.1 to the Mirant Corporation Current Report on Form 8-K filed January 18, 2007)
3.1		Certificate of Formation for Mirant Americas Generation, LLC, filed with the Delaware Secretary of State dated at November 1, 2001 (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed November 9, 2001, File No. 333-63240)
3	.2A1*	Certificate of Amendment to Certificate of Formation of Mirant Americas Generation, LLC, filed with the Delaware Secretary of State dated at December 3, 2010
3	.3A1*	Second Amended and Restated Limited Liability Agreement for GenOn Americas Generation, LLC dated December 3, 2010
4.1		Indenture between Mirant Americas Generation, Inc. and Bankers Trust Company, as trustee, relating to Senior Notes, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4, Registration No. 333-63240)
4.2		Second Supplemental Indenture relating to Senior Notes 8.300% due 2011, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-4, Registration No. 333-63240)
4.3		Third Supplemental Indenture from Mirant Americas Generation, Inc. to Bankers Trust Company, relating to 9.125% Senior Notes due 2031, dated at May 1, 2001 (Incorporated herein by reference to Exhibit 4.4 to Registrant’s Registration Statement on Form S-4, Registration No. 333-63240)
4.4		Fifth Supplemental Indenture from Mirant Americas Generation, Inc. to Bankers Trust Company, dated at October 9, 2001 (Incorporated herein by reference to Exhibit 4.6 to Registrant’s Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124)
4.5		Form of Sixth Supplemental Indenture from Mirant Americas Generation LLC to Bankers Trust Company, dated at November 1, 2001 (Incorporated herein by reference to Exhibit 4.6 to the Mirant Corporation Annual Report on Form 10-K filed February 27, 2009)
4.6		Form of Seventh Supplemental Indenture from Mirant Americas Generation LLC to Wells Fargo Bank National Association, dated at January 3, 2006 (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Quarterly Report on Form 10-Q filed May 14, 2007)
4.7		Senior Note Indenture between Mirant North America, LLC, Mirant North America Escrow, LLC, MNA Finance Corp. and Law Debenture Trust Company of New York, as trustee (Incorporated herein by reference to Exhibit 4.2 to Registrant’s Annual Report on Form 10-K filed March 14, 2006)
4.8		Registration Rights Agreement, dated at October 9, 2001, among Mirant Americas Generation, Inc., Salomon Smith Barney Inc. and Banc of America Securities LLC, Blaylock & Partners, L.P., Scotia Capital (USA) Inc., TD Securities (USA) Inc. and Tokyo-Mitsubishi International plc, as Initial Purchasers (Incorporated herein by reference to Exhibit 4.8 to Registrant’s Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124)
10	.1†	Engineering, Procurement and Construction Agreement, dated at July 30, 2007, between Mirant Mid-Atlantic, LLC, Mirant Chalk Point, LLC and Stone & Webster, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)
10.2		Membership Interest Purchase and Sale Agreement, dated at January 31, 2007, between Mirant New York, Inc. and Alliance Energy Renewables, LLC (Incorporated herein by reference to Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q filed May 14, 2007)

Exhibit
No.		Exhibit Name

10.3		Settlement and Release of Claims Agreement, by and among the Mirant Parties, the California Parties and OMOI, dated at January 13, 2005 (Incorporated herein by reference to Exhibit 10.39 to the Mirant Corporation Annual Report on Form 10-K filed March 14, 2005, File No. 001-16107)
10.4		Credit Agreement among Mirant North America, LLC, JPMorgan Chase Bank, N.A as administrative agent and Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as co-syndication agents, dated at January 3, 2006 (Incorporated herein by reference to Exhibit 10.2 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)
10.5		Administrative Services Agreement dated at January 3, 2006 by and between Mirant Americas Generation, LLC and Mirant Services, LLC (Incorporated herein by reference to Exhibit 10.5 to Registrant’s Annual Report on Form 10-K filed March 31, 2006)
10.6		Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Bowline, LLC, Mirant Lovett, LLC, and Mirant NY-Gen, LLC (Incorporated herein by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K filed March 31, 2006)
10.7		Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Canal, LLC, and Mirant Kendall, LLC (Incorporated herein by reference to Exhibit 10.7 to Registrant’s Annual Report on Form 10-K filed March 31, 2006)
10.8		Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Chalk Point, LLC (Incorporated herein by reference to Exhibit 10.8 to Registrant’s Annual Report on Form 10-K filed March 31, 2006)
10.9		Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Mid-Atlantic, LLC (Incorporated herein by reference to Exhibit 10.9 to Registrant’s Annual Report on Form 10-K filed March 31, 2006)
10.10		Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Potomac River, LLC (Incorporated herein by reference to Exhibit 10.10 to Registrant’s Annual Report on Form 10-K filed March 31, 2006)
10.11		Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 among Mirant Americas Energy Marketing, LP, Mirant Delta, LLC, and Mirant Potrero, LLC (Incorporated herein by reference to Exhibit 10.12 to Registrant’s Annual Report on Form 10-K filed March 31, 2006)
10.12		Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Zeeland, LLC (Incorporated herein by reference to Exhibit 10.13 to Registrant’s Annual Report on Form 10-K filed March 31, 2006)
10.13		Mirant Corporation 2005 Omnibus Incentive Compensation Plan, effective December 2005 (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Current Report on Form 8-K filed January 3, 2006, File No. 001-16107)
12.1		Statement of Ratio Earnings to Fixed Charges (Incorporated herein by reference to Exhibit 12.1 to Registrant’s Registration Statement on Form S-4/A Amendment No. 1, Registration No. 333-85124)
21	.1*	Subsidiaries of GenOn Americas Generation, LLC
31	.1A1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31	.2A3*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32	.1A1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))
32	.2A3*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits filed herewith.

†	The Registrant has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

GenOn Mid-Atlantic

Exhibit
No.		Exhibit Name

3.1		Certificate of Formation of Southern Energy Mid-Atlantic, LLC, dated at July 12, 2000 (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
3	.2A2*	Certificate of Amendment to Certificate of Formation of Mirant Mid-Atlantic, LLC, filed with the Delaware Secretary of State dated at January 20, 2011
3	.3A2*	Second Amended and Restated Limited Liability Company Agreement of GenOn Mid-Atlantic, LLC dated January 20, 2011
4.1		Form of 8.625% Series A Pass Through Certificate (Incorporated herein by reference to Exhibit 4.1 to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4.2		Form of 9.125% Series B Pass Through Certificate (Incorporated herein by reference to Exhibit 4.2 to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4.3		Form of 10.060% Series C Pass Through Certificate (Incorporated herein by reference to Exhibit 4.3 to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.4(a)	Pass Through Trust Agreement A between Southern Energy Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.4(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.4(b)	Schedule identifying substantially identical agreement to Pass Through Trust Agreement A constituting Exhibit 4.4(a) (Incorporated herein by reference to Exhibit 4.4(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.5(a)	Participation Agreement (L1) among Southern Energy Mid-Atlantic, LLC, as Lessee, Dickerson OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP3 LLC, as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee and as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.5(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.5(b)	Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 4.5(a) (Incorporated herein by reference to Exhibit 4.5(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.6(a)	Participation Agreement (Morgantown L1) among Southern Energy Mid-Atlantic, LLC, as Lessee, Morgantown OL1 LLC, as Owner Lessor, Wilmington Trust Company, as Owner Manager, SEMA OP1, as Owner Participant and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee and as Pass Through Trustee, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.6(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.6(b)	Schedule identifying substantially identical agreements to Participation Agreement constituting Exhibit 4.6(a) hereto (Incorporated herein by reference to Exhibit 4.6(b) to Registrant’s Form S-4 in Registration No. 333-61668)
4	.7(a)	Facility Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, as Facility Lessee, and Dickerson OL1 LLC, as Owner Lessor, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.7(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.7(b)	Schedule identifying substantially identical agreement to Facility Lease Agreement constituting Exhibit 4.7(a) (Incorporated herein by reference to Exhibit 4.7(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.8(a)	Facility Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, as Facility Lessee, and Morgantown OL1 LLC, as Owner Lessor, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.8(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)

Exhibit
No.		Exhibit Name

4	.8(b)	Schedule identifying substantially identical agreement to Facility Lease Agreement constituting Exhibit 4.8(a) (Incorporated herein by reference to Exhibit 4.8(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.9(a)	Indenture of Trust, Mortgage and Security Agreement (L1) between Dickerson OL1 LLC, as Lessor, and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.9(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.9(b)	Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.9(a) (Incorporated herein by reference to Exhibit 4.9(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.10(a)	Indenture of Trust, Mortgage and Security Agreement (L1) between Morgantown OL1 LLC, as Lessor, and State Street Bank and Trust Company of Connecticut, National Association, as Lease Indenture Trustee, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.10(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.10(b)	Schedule identifying substantially identical agreement to Indenture of Trust, Mortgage and Security Agreement constituting Exhibit 4.10(a) (Incorporated herein by reference to Exhibit 4.10(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.11(a)	Series A Lessor Note Due June 20, 2012 for Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.11(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.11(b)	Schedule identifying substantially identical Lessor Notes constituting Exhibit 4.11(a) (Incorporated herein by reference to Exhibit 4.11(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.12(a)	Series A Lessor Note Due June 30, 2008, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.12(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.12(b)	Schedule identifying substantially Series A Lessor Notes constituting Exhibit 4.12(a) (Incorporated herein by reference to Exhibit 4.12(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.13(a)	Series B Lessor Note Due June 30, 2015, for Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.13(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.13(b)	Schedule identifying substantially Lessor Note constituting Exhibit 4.13(a) (Incorporated herein by reference to Exhibit 4.13(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.14(a)	Series B Lessor Note Due June 30, 2017, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.14(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.14(b)	Schedule identifying substantially identical Lessor Notes constituting Exhibit 4.14(a) (Incorporated herein by reference to Exhibit 4.14(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.15(a)	Series C Lessor Note Due June 30, 2020, for Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 4.15(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4	.15(b)	Schedule identifying substantially identical Lessor Notes constituting Exhibit 4.15(a) (Incorporated herein by reference to Exhibit 4.15(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
4.16		Registration Rights Agreement, between Southern Energy Mid-Atlantic, LLC and Credit Suisse First Boston, acting for itself on behalf of the Purchasers, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 4.16 to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)

Exhibit
No.		Exhibit Name

4	.17(a)	Supplemental Pass Through Trust Agreement A between Mirant Mid-Atlantic, LLC, and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at June 29, 2001 (Incorporated herein by reference to Exhibit 4.17(a) to Registrant’s Registration Statement on Form S-4/A Registration No. 333-61668)
4	.17(b)	Schedule identifying substantially identical agreements to Supplemental Pass Through Trust Agreement for Supplemental Pass Through Trust Agreement B between Mirant Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at June 29, 2001, and Supplemental Pass Through Trust Agreement C between Mirant Mid-Atlantic, LLC and State Street Bank and Trust Company of Connecticut, National Association, as Pass Through Trustee, dated at June 29, 2001 constituting Exhibit 4.17(a) (Incorporated herein by reference to Exhibit 4.17(b) to Registrant’s Registration Statement on Form S-4/A, Registration No. 333-61668)
10	.1†	Engineering, Procurement and Construction Agreement, dated at July 30, 2007, between Mirant Mid-Atlantic, LLC, Mirant Chalk Point, LLC and Stone & Webster, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)
10.2		Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Mid-Atlantic, LLC (Incorporated herein by reference to Exhibit 10.17 to Registrant’s Annual Report on Form 10-K filed March 3, 2006)
10.3		Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Chalk Point, LLC (Incorporated herein by reference to Exhibit 10.18 to Registrant’s Annual Report on Form 10-K filed March 3, 2006)
10.4		Power Sale, Fuel Supply and Services Agreement dated at January 3, 2006 by and between Mirant Americas Energy Marketing, LP and Mirant Potomac River, LLC (Incorporated herein by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K filed March 3, 2006)
10.5		Administrative Services Agreement dated at January 3, 2006 by and between Mirant Mid-Atlantic, LLC and Mirant Services, LLC (Incorporated herein by reference to Exhibit 10.20 to Registrant’s Annual Report on Form 10-K filed March 3, 2006)
10	.6(a)	Asset Purchase and Sale Agreement for Generating Plants and Related Assets by and between Potomac Electric Power Company and Southern Energy, Inc. dated at June 7, 2000 (Incorporated herein by reference to Exhibit 10.1(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.6(b)	Amendment No. 1 to Asset Purchase and Sale Agreement by and between Potomac Electric Power Company and Southern Energy, Inc. dated at September 18, 2000 (Incorporated herein by reference to Exhibit 10.1(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.6(c)	Amendment No. 2 to Asset Purchase and Sale Agreement by and between Potomac Electric Power Company and Southern Energy, Inc. dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.1(c) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.7(a)	Interconnection Agreement (Dickerson) by and between Potomac Electric Power Company and Southern Energy Mid-Atlantic, LLC dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.2(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.7(b)	Schedule identifying substantially identical agreements to Interconnection Agreement constituting Exhibit 10.7(a) hereto (Incorporated herein by reference to Exhibit 10.2(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.8(a)	Easement, License and Attachment Agreement (Dickerson Station) by and between Potomac Electric Power Company, Southern Energy Mid-Atlantic, LLC and Southern Energy MD Ash Management, LLC dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.3(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.8(b)	Schedule identifying substantially identical agreements to Easement, License and Attachment Agreement constituting Exhibit 10.8(a) (Incorporated herein by reference to Exhibit 10.3(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)

Exhibit
No.		Exhibit Name

10	.9(a)	Bill of Sale (SEMA: Dickerson; Morgantown; RR Spur; Production Service Center) by Potomac Electric Power Company, for the benefit of Southern Energy Mid-Atlantic, LLC dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.4(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.9(b)	Schedule identifying substantially identical documents to Bill of Sale constituting Exhibit 10.9(a) hereto (Incorporated herein by reference to Exhibit 10.4b to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.10(a)	Facility Site Lease Agreement and Easement Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.5(a) Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.10(b)	Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.10(a) (Incorporated herein by reference to Exhibit 10.5(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.11(a)	Facility Site Lease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC and Southern Energy MD Ash Management, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.6(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.11(b)	Schedule identifying substantially identical agreements to Facility Site Lease Agreement constituting Exhibit 10.11(a) (Incorporated herein by reference to Exhibit 10.6(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.12(a)	Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.7(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.12(b)	Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.12(a) (Incorporated herein by reference to Exhibit 10.7b to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.13(a)	Facility Site Sublease Agreement (L1) between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.8a to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.13(b)	Schedule identifying substantially identical agreements to Facility Site Sublease Agreement constituting Exhibit 10.13(a) (Incorporated herein by reference to Exhibit 10.8(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10.14		Capital Contribution Agreement by and between Southern Energy, Inc. and Southern Energy Mid-Atlantic, LLC dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.12 to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10.15		Promissory Note between Southern Energy Mid-Atlantic, LLC and Southern Energy Peaker, LLC in the original principal amount of $71,110,000 dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.13 to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10.16		Promissory Note between Southern Energy Mid-Atlantic, LLC and Southern Energy Potomac River, LLC in the original principal amount of $152,165,000 dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.14 to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.17(a)	Shared Facilities Agreement between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated at December 18, 2000 (Incorporated herein by reference to Exhibit 10.15(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)

Exhibit
No.		Exhibit Name

10	.17(b)	Shared Facilities Agreement between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, and Morgantown OL7 LLC, dated at December 18, 2000 constituting Exhibit 10.17(a) (Incorporated herein by reference to Exhibit 10.15(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.18(a)	Assignment and Assumption Agreement between Southern Energy Mid-Atlantic, LLC, Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, and Dickerson OL4 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.16(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.18(b)	Assignment and Assumption Agreement between Southern Energy Mid-Atlantic, LLC, Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, and Morgantown OL7 LLC, dated at December 19, 2000 constituting Exhibit 10.18(a) (Incorporated herein by reference to Exhibit 10.16(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.19(a)	Ownership and Operation Agreement between Dickerson OL1 LLC, Dickerson OL2 LLC, Dickerson OL3 LLC, Dickerson OL4 LLC, and Southern Energy Mid-Atlantic, LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.17(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.19(b)	Ownership and Operation Agreement between Morgantown OL1 LLC, Morgantown OL2 LLC, Morgantown OL3 LLC, Morgantown OL4 LLC, Morgantown OL5 LLC, Morgantown OL6 LLC, Morgantown OL7 LLC, and Southern Energy Mid-Atlantic, LLC, dated at December 18, 2000 constituting Exhibit 10.19(a) (Incorporated herein by reference to Exhibit 10.17(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.20(a)	Guaranty Agreement (Dickerson L1) between Southern Energy, Inc. and Dickerson OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.21(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.20(b)	Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.20(a) (Incorporated herein by reference to Exhibit 10.21(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.21(a)	Guaranty Agreement (Morgantown L1) between Southern Energy, Inc. and Morgantown OL1 LLC, dated at December 19, 2000 (Incorporated herein by reference to Exhibit 10.22(a) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10	.21(b)	Schedule identifying substantially identical agreements to Guaranty Agreement constituting Exhibit 10.21(a) (Incorporated herein by reference to Exhibit 10.22(b) to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)
10.22		Credit Agreement among Mirant North America, LLC, JPMorgan Chase Bank, N.A as administrative agent and Deutsche Bank Securities Inc. and Goldman Sachs Credit Partners L.P., as co-syndication agents, dated at January 3, 2006 (Incorporated herein by reference to Exhibit 10.2 to the Mirant Corporation Quarterly Report on Form 10-Q filed November 6, 2009)
21	.1*	Subsidiaries of GenOn Mid-Atlantic, LLC
31	.1A2*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
31	.2A4*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934
32	.1A2*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))
32	.2A4*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits filed herewith.

†	The Registrant has requested confidential treatment for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenOn Americas Generation, LLC

By:	/s/ Mark M. Jacobs
Mark M. Jacobs
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2011

GENON AMERICAS GENERATION, LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark M. Jacobs Mark M. Jacobs	President and Chief Executive Officer and Manager of GenOn Americas Generation, LLC (Principal Executive Officer)	March 1, 2011

/s/ J. William Holden, III J. William Holden III	Executive Vice President and Chief Financial Officer and Manager of GenOn Americas Generation, LLC (Principal Financial Officer)	March 1, 2011

/s/ Michael L. Jines Michael L. Jines	Executive Vice President and General Counsel, Secretary and Chief Compliance Officer and Manager of GenOn Americas Generation, LLC	March 1, 2011

/s/ Thomas C. Livengood Thomas C. Livengood	Senior Vice President and Controller of GenOn Americas Generation, LLC (Principal Accounting Officer)	March 1, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenOn Mid-Atlantic, LLC

By:	/s/ Mark M. Jacobs
Mark M. Jacobs
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2011

GENON MID-ATLANTIC, LLC

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Mark M. Jacobs Mark M. Jacobs	President and Chief Executive Officer and Manager of GenOn Mid-Atlantic, LLC (Principal Executive Officer)	March 1, 2011

/s/ J. William Holden, III J. William Holden III	Executive Vice President and Chief Financial Officer and Manager of GenOn Mid-Atlantic, LLC (Principal Financial Officer)	March 1, 2011

/s/ Michael L. Jines Michael L. Jines	Executive Vice President and General Counsel, Secretary and Chief Compliance Officer and Manager of GenOn Mid-Atlantic, LLC	March 1, 2011

/s/ Thomas C. Livengood Thomas C. Livengood	Senior Vice President and Controller of GenOn Mid-Atlantic, LLC (Principal Accounting Officer)	March 1, 2011

Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act

No annual report or proxy materials has been sent to securities holders and no such report or proxy material is to be furnished to securities holders subsequent to the filing of the annual report on this Form 10-K.