Form 10-Q
period 2011-03-31
GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2011-05-09
CIK 1138258, 1140761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 333-63240
GenOn Americas Generation, LLC
(Exact Name of Registrant as Specified in Its Charter)
51-0390520
(I.R.S. Employer Identification No.)
Commission File Number: 333-61668
GenOn Mid-Atlantic, LLC
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	58-2574140 (I.R.S. Employer Identification No.)

1000 Main Street,	77002
Houston, Texas (Address of Principal Executive Offices)	(Zip Code)
(832) 357-3000
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
(Do not check if a smaller reporting company)
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
This combined Form 10-Q is separately filed by GenOn Americas Generation, LLC and GenOn Mid-Atlantic, LLC. Information contained in this combined Form 10-Q relating to GenOn Americas Generation, LLC and GenOn Mid-Atlantic, LLC is filed by such registrant on its own behalf and each registrant makes no representation as to information relating to registrants other than itself.
NOTE: WHEREAS GENON AMERICAS GENERATION, LLC AND GENON MID-ATLANTIC, LLC MEET THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q, THIS COMBINED FORM 10-Q IS BEING FILED WITH THE REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

i

Glossary of Certain Defined Terms

AB 32	California’s Global Warming Solutions Act.

ancillary services	Services that ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services include regulation service, spinning and non-spinning reserves and voltage support.

Administrative Services Agreement	Management, personnel and services agreement with GenOn Energy Services, effective January 3, 2006.

Bankruptcy Court	United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division.

baseload generating units	Units designed to satisfy minimum baseload requirements of the system and produce electricity at an essentially constant rate and run continuously.

CAIR	Clean Air Interstate Rule.

CAISO	California Independent System Operator.

capacity	Energy that could have been generated at continuous full-power operation during the period.

CARB	California Air Resources Board.

CFTC	Commodity Futures Trading Commission.

Clean Air Act	Federal Clean Air Act.

Clean Water Act	Federal Water Pollution Control Act.

CO2	Carbon dioxide.

dark spread	The difference between power prices and coal fuel costs.

D.C. Circuit	The United States Court of Appeals for the District of Columbia Circuit.

Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act.

EPA	United States Environmental Protection Agency.

EPC	Engineering, procurement and construction.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board.

FERC	Federal Energy Regulatory Commission.

GAAP	United States generally accepted accounting principles.

GenOn	GenOn Energy, Inc. (formerly known as RRI Energy, Inc.) and, except where the context indicates otherwise, its subsidiaries, after giving effect to the Merger.

GenOn Americas	GenOn Americas, Inc. (formerly known as Mirant Americas, Inc.).

GenOn Americas Generation	GenOn Americas Generation, LLC (formerly known as Mirant Americas Generation, LLC).

GenOn California North	GenOn California North, LLC (formerly known as Mirant California, LLC).

GenOn Chalk Point	GenOn Chalk Point, LLC (formerly known as Mirant Chalk Point, LLC).

GenOn credit facilities	Senior secured term loan and revolving credit facility of GenOn and certain of its subsidiaries.

GenOn Energy Holdings	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries.

GenOn Energy Management	GenOn Energy Management, LLC (formerly known as Mirant Energy Trading, LLC).

GenOn Energy Services	GenOn Energy Services, LLC (formerly known as Mirant Services, LLC).

GenOn Kendall	GenOn Kendall, LLC (formerly known as Mirant Kendall, LLC).

GenOn Marsh Landing	GenOn Marsh Landing, LLC (formerly known as Mirant Marsh Landing, LLC).

GenOn MD Ash Management	GenOn MD Ash Management, LLC (formerly known as Mirant MD Ash Management, LLC).

GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC (formerly known as Mirant Mid-Atlantic, LLC) and, except where the context indicates otherwise, its subsidiaries.

GenOn North America	GenOn North America, LLC (formerly known as Mirant North America, LLC).

GenOn Potomac River	GenOn Potomac River, LLC (formerly known as Mirant Potomac River, LLC).

HAP	Hazardous Air Pollutant.

Hudson Valley Gas	Hudson Valley Gas Corporation.

intermediate generating units	Units designed to satisfy system requirements that are greater than baseload and less than peaking.

ISO	Independent system operator.

ISO-NE	Independent System Operator-New England.

LIBOR	London InterBank Offered Rate.

MDE	Maryland Department of the Environment.

Merger	The merger completed on December 3, 2010 pursuant to the Merger Agreement.

Merger Agreement	The agreement by and among Mirant Corporation, RRI Energy, Inc. and RRI Energy Holdings, Inc. dated as of April 11, 2010.

Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries.

MW	Megawatt.

MWh	Megawatt hour.

net generating capacity	Net summer capacity.

NOV	Notice of violation.

NOx	Nitrogen oxides.

NPDES	National pollutant discharge elimination system.

NYISO	New York Independent System Operator.

NYMEX	New York Mercantile Exchange.

OTC	Over-the-counter.

peaking generating units	Units designed to satisfy demand requirements during the periods of greatest or peak load on the system.

PG&E	Pacific Gas & Electric Company.

PJM	PJM Interconnection, LLC.

Plan	The plan of reorganization that was approved in conjunction with Mirant Corporation’s, GenOn Americas Generation, LLC’s and GenOn Mid-Atlantic, LLC’s emergence from bankruptcy protection on January 3, 2006.

Power Sale, Fuel Supply and Services Agreement	Power sale, fuel supply and services agreement with Mirant Americas Energy Marketing, LP. effective January 3, 2006. As of February 1, 2006, the agreement was transferred to GenOn Energy Management.

PPA	Power purchase agreement.

RGGI	Regional Greenhouse Gas Initiative.

RMR	Reliability-must-run.

RPM	Model utilized by PJM to meet load serving entities’ forecasted capacity obligations through a forward-looking commitment of capacity resources.

RRI Energy	RRI Energy, Inc., which changed its name to GenOn Energy, Inc. in connection with the Merger.

RTO	Regional Transmission Organization.

scrubbers	Flue gas desulfurization emissions controls.

SEC	United States Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

SO2	Sulfur dioxide.

Stone & Webster	Stone & Webster, Inc.

Transport Rule	The EPA’s Proposed Federal Implementation Plan To Reduce Interstate Transport of Fine Particulate Matter and Ozone, which would replace the CAIR.

Virginia DEQ	Virginia Department of Environmental Quality.

WCI	Western Climate Initiative.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
In addition to historical information, the information presented in this combined Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These statements involve known and unknown risks and uncertainties and relate to our revenues, income, capital structure and other financial items, future events, our future financial performance or our projected business results and our view of economic and market conditions. In some cases, one can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “expect,” “intend,” “seek,” “plan,” “think,” “anticipate,” “estimate,” “predict,” “target,” “potential” or “continue” or the negative of these terms or other comparable terminology.
Forward-looking statements are only predictions. Actual events or results may differ materially from any forward-looking statement as a result of various factors, which include:
•	our ability to integrate successfully the businesses following the Merger or realize cost savings and any other synergies as a result of the Merger;
•	our ability to enter into intermediate and long-term contracts to sell power or to hedge economically our expected future generation of power, and to obtain adequate supply and delivery of fuel for our generating facilities, at our required specifications and on terms and prices acceptable to us;
•	failure to obtain adequate fuel supply, including from curtailments of the transportation of fuel;
•	changes in market conditions, including developments in the supply, demand, volume and pricing of electricity and other commodities in the energy markets, including efforts to reduce demand for electricity and to encourage the development of renewable sources of electricity, and the extent and timing of the entry of additional competition in our markets;
•	deterioration in the financial condition of our counterparties, including affiliates, and the failure of such parties to pay amounts owed to us beyond collateral posted or to perform obligations or services due to us;
•	the failure of our generating facilities to perform as expected, including outages for unscheduled maintenance or repair;
•	hazards customary to the power generation industry and the possibility that we may not have adequate insurance to cover losses resulting from such hazards or the inability of our insurers to provide agreed upon coverage;
•	our failure to utilize new, or advancements in, power generation technologies;
•	strikes, union activity or labor unrest;
•	our ability to develop or recruit capable leaders and our ability to retain or replace the services of key employees;
•	weather and other natural phenomena, including hurricanes and earthquakes;
•	the cost and availability of emissions allowances;
•	the curtailment of operations and reduced prices for electricity resulting from transmission constraints;
•	the ability of GenOn Americas Generation to execute its business plan in northern California, including entering into new arrangements for sales of capacity, energy and other products from its existing generating facilities;
•	our relative lack of geographic diversification of revenue sources resulting in concentrated exposure to the PJM market;

v

•	war, terrorist activities, cyberterrorism and inadequate cybersecurity, or the occurrence of a catastrophic loss;
•	our failure to provide a safe working environment for our employees and visitors thereby increasing our exposure to additional liability, loss of productive time, other costs and a damaged reputation;
•	poor economic and financial market conditions, including impacts on financial institutions and other current and potential counterparties, and negative impacts on liquidity in the power and fuel markets in which we hedge economically and transact;
•	increased credit standards, margin requirements, market volatility or other market conditions that could increase our obligations to post collateral beyond amounts that are expected, including additional collateral costs associated with OTC hedging activities as a result of new or proposed laws, rules and regulations governing derivative financial instruments (such as the Dodd-Frank Act and related pending rulemaking proceedings);
•	our inability to access effectively the OTC and exchange-based commodity markets or changes in commodity market conditions and liquidity, including as a result of new or proposed laws, rules and regulations governing derivative financial instruments (such as the Dodd-Frank Act and related pending rulemaking proceedings), which may affect our ability to engage in asset management and, for GenOn Americas Generation, proprietary trading and fuel oil management activities as expected, or may result in material gains or losses from open positions;
•	volatility in our gross margin as a result of our accounting for derivative financial instruments used in our asset management and GenOn Americas Generation’s proprietary trading and fuel oil management activities and volatility in our cash flow from operations resulting from working capital requirements, including collateral, to support our asset management and GenOn Americas Generation’s proprietary trading and fuel oil management activities;
•	legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the industry of generating, transmitting and distributing electricity (the electricity industry); changes in state, federal and other regulations affecting the electricity industry (including rate and other regulations); changes in tax laws and regulations to which we and our subsidiaries are subject; and changes in, or changes in the application of, environmental and other laws and regulations to which we and our subsidiaries and affiliates are or could become subject;
•	more stringent environmental laws and regulations (including the cumulative effect of many such regulations) that restrict our ability or render it uneconomic to operate our assets, including regulations related to air emissions;
•	increased regulation that limits our access to adequate water supplies and landfill options needed to support power generation or that increases the costs of cooling water and handling, transporting and disposing of ash and other byproducts;
•	price mitigation strategies employed by ISOs or RTOs that reduce our revenue and may result in a failure to compensate our generating units adequately for all of their costs;
•	legal and political challenges to or changes in the rules used to calculate payments for capacity, energy and ancillary services or the establishment of bifurcated markets, incentives or other market design changes that give preferential treatment to new generating facilities over existing generating facilities;
•	the disposition of pending or threatened litigation, including environmental litigation;
•	the inability of GenOn Americas Generation’s operating subsidiaries to generate sufficient cash to support their operations;
•	the ability of lenders under GenOn’s revolving credit facility to perform their obligations;

•	GenOn Americas Generation’s consolidated indebtedness and the possibility that GenOn Americas Generation or its subsidiaries may incur additional indebtedness in the future;
•	restrictions on the ability of GenOn Americas Generation’s subsidiaries to pay dividends, make distributions or otherwise transfer funds to GenOn Americas Generation, including restrictions on GenOn Mid-Atlantic contained in its operating lease documents, which may affect GenOn Americas Generation’s ability to access the cash flows of those subsidiaries to make debt service and other payments;
•	failure to comply with provisions of GenOn Mid-Atlantic’s operating leases, GenOn Americas Generation’s debt and affiliates’ loan agreements and debt may lead to a breach and, if not remedied, result in an event of default thereunder, which could result in such lessors, lenders and debt holders exercising remedies, limit access to needed liquidity and damage our reputation and relationships with financial institutions;
•	covenants contained in our affiliates’ credit facilities, debt and leases that restrict our current and future operations, particularly our ability to respond to changes or take certain actions that may be in our long-term best interests; and
•	our and our affiliates’ ability to borrow additional funds and access capital markets.
Many of these risks, uncertainties and assumptions are beyond our ability to control or predict. All forward-looking statements contained herein are expressly qualified in their entirety by cautionary statements contained throughout this report. Because of these risks, uncertainties and assumptions, you should not place undue reliance on these forward-looking statements. Furthermore, forward-looking statements speak only as of the date they are made.
We undertake no obligation to update publicly or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Our filings and other important information are also available on our investor relations page at www.genon.com/investors.aspx.
In addition to the discussion of certain risks in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the accompanying combined notes to GenOn Americas Generation, LLC’s and GenOn Mid-Atlantic, LLC’s interim financial statements, other factors that could affect our future performance are set forth in our 2010 Annual Report on Form 10-K.
Certain Terms
As used in this report, unless the context requires otherwise, “we,” “us,” “our” and “GenOn Americas Generation” refer to GenOn Americas Generation, LLC and its consolidated subsidiaries and “GenOn Mid-Atlantic” refer to GenOn Mid-Atlantic, LLC and its consolidated subsidiaries.

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months
	Ended March 31,
	2011	2010
	(in millions)
Operating revenues—nonaffiliate (including unrealized gains (losses) of $(95) million and $363 million, respectively)	$538	$880
Operating revenues—affiliate (including unrealized gains of $10 million and $0, respectively)	11	—

Total operating revenues	549	880

Cost of fuel, electricity and other products—nonaffiliate (including unrealized (gains) losses of $(14) million and $11 million, respectively)	165	204
Cost of fuel, electricity and other products—affiliate (including unrealized (gains) losses of $0 and $0, respectively)	170	3

Total cost of fuel, electricity and other products	335	207

Gross Margin (excluding depreciation and amortization)	214	673

Operating Expenses:
Operations and maintenance—nonaffiliate	79	89
Operations and maintenance—affiliate	60	70
Depreciation and amortization	40	49
Gain on sales of assets, net	—	(2)

Total operating expenses	179	206

Operating Income	35	467

Other Income (Expense), net:
Interest expense	(30)	(50)
Other, net	(23)	(1)

Total other expense, net	(53)	(51)

Net Income (Loss)	$(18)	$416

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2011	2010
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$402	$514
Funds on deposit	259	949
Receivables—nonaffiliate	222	363
Receivables—affiliate	85	4
Notes receivable—affiliate	122	—
Derivative contract assets—nonaffiliate	915	1,288
Derivative contract assets—affiliate	20	5
Inventories	235	295
Prepaid expenses and other current assets	113	124

Total current assets	2,373	3,542

Property, plant and equipment, gross	3,957	3,946
Accumulated depreciation and amortization	(905)	(869)

Property, Plant and Equipment, net	3,052	3,077

Noncurrent Assets:
Intangible assets, net	99	101
Derivative contract assets—nonaffiliate	593	689
Derivative contract assets—affiliate	17	3
Prepaid rent	324	348
Debt issuance costs, net	5	12
Other	42	41

Total noncurrent assets	1,080	1,194

Total Assets	$6,505	$7,813

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$539	$1,389
Accounts payable and accrued liabilities	377	527
Payable—affiliate	188	42
Notes payable—affiliate	8	—
Derivative contract liabilities—nonaffiliate	793	1,130
Derivative contract liabilities—affiliate	10	3
Other	13	8

Total current liabilities	1,928	3,099

Noncurrent Liabilities:
Long-term debt, net of current portion	865	866
Derivative contract liabilities—nonaffiliate	128	173
Derivative contract liabilities—affiliate	7	—
Other	91	90

Total noncurrent liabilities	1,091	1,129

Commitments and Contingencies
Member’s Equity:
Member’s interest	3,486	3,585

Total member’s equity	3,486	3,585

Total Liabilities and Member’s Equity	$6,505	$7,813

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

Member’s
Interest
(in millions)
Balance, December 31, 2010	$3,585
Net loss	(18)
Distribution to member	(100)
Capital contributions	19

Balance, March 31, 2011	$3,486

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months
	Ended March 31,
	2011	2010
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$(18)	$416

Adjustments to reconcile net income (loss) and changes in other operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	41	51
Gain on sales of assets, net	—	(2)
Net changes in derivative contracts	71	(352)
Lower of cost or market inventory adjustments	—	8
Loss on extinguishment of debt	23	—
Funds on deposit	(32)	(14)
Changes in other operating assets and liabilities	159	210

Total adjustments	262	(99)

Net cash provided by operating activities	244	317

Cash Flows from Investing Activities:
Capital expenditures	(21)	(83)
Proceeds from the sales of assets	4	2
Restricted funds on deposit, net	723	—
Issuance of notes receivable—affiliate	(122)	—

Net cash provided by (used in) investing activities	584	(81)

Cash Flows from Financing Activities:
Repayments of long-term debt	(867)	(67)
Issuance of notes payable—affiliate	8	—
Distribution to member	(100)	—
Capital contributions	19	—

Net cash used in financing activities	(940)	(67)

Net Increase (Decrease) in Cash and Cash Equivalents	(112)	169
Cash and Cash Equivalents, beginning of period	514	404

Cash and Cash Equivalents, end of period	$402	$573

Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$—	$2
The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(in millions)
Operating revenues—nonaffiliate (including unrealized gains (losses) of $(45) million and $200 million, respectively)	$(1)	$258
Operating revenues—affiliate (including unrealized gains (losses) of $(6) million and $138 million, respectively)	299	481

Total operating revenues	298	739

Cost of fuel, electricity and other products—nonaffiliate (including unrealized (gains) losses of $0 and $0, respectively)	7	4
Cost of fuel, electricity and other products—affiliate (including unrealized gains of $(12) million and $(8) million, respectively)	129	151

Total cost of fuel, electricity and other products	136	155

Gross Margin (excluding depreciation and amortization)	162	584

Operating Expenses:
Operations and maintenance—nonaffiliate	62	65
Operations and maintenance—affiliate	40	48
Depreciation and amortization	29	33
Gain on sales of assets, net—affiliate	—	(2)

Total operating expenses	131	144

Operating Income	31	440

Other Income (Expense), net:
Interest expense	—	(1)

Total other expense, net	—	(1)

Net Income	$31	$439

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2011	2010
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$131	$202
Funds on deposit	146	2
Receivables—nonaffiliate	19	21
Receivables—affiliate	140	169
Derivative contract assets—nonaffiliate	158	162
Derivative contract assets—affiliate	212	245
Inventories	132	122
Prepaid rent	96	96
Other	6	11

Total current assets	1,040	1,030

Property, plant and equipment, gross	3,059	3,046
Accumulated depreciation and amortization	(541)	(513)

Property, Plant and Equipment, net	2,518	2,533

Noncurrent Assets:
Intangible assets, net	71	71
Derivative contract assets—nonaffiliate	472	516
Derivative contract assets—affiliate	67	97
Prepaid rent	324	348
Other	30	31

Total noncurrent assets	964	1,063

Total Assets	$4,522	$4,626

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$4	$4
Accounts payable and accrued liabilities	56	63
Payable—affiliate	149	106
Derivative contract liabilities—nonaffiliate	15	18
Derivative contract liabilities—affiliate	197	231
Contract retention liability	130	132
Other	12	8

Total current liabilities	563	562

Noncurrent Liabilities:
Long-term debt, net of current portion	17	18
Derivative contract liabilities—affiliate	59	94
Other	52	52

Total noncurrent liabilities	128	164

Commitments and Contingencies
Member’s Equity:
Member’s interest	3,831	3,900

Total member’s equity	3,831	3,900

Total Liabilities and Member’s Equity	$4,522	$4,626

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY (UNAUDITED)

Member’s
Interest
(in millions)
Balance, December 31, 2010	$3,900
Net income	31
Distribution to member	(100)
Balance, March 31, 2011	$3,831

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months
	Ended March 31,
	2011	2010
	(in millions)
Cash Flows from Operating Activities:
Net income	$31	$439

Adjustments to reconcile net income and changes in other operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	29	33
Gain on sales of assets, net—affiliate	—	(2)
Net changes in derivative contracts	39	(346)
Lower of cost or market inventory adjustments	—	8
Changes in other operating assets and liabilities	93	92

Total adjustments	161	(215)

Net cash provided by operating activities	192	224

Cash Flows from Investing Activities:
Capital expenditures	(19)	(79)
Proceeds from the sales of assets	—	3
Restricted funds on deposit, net	(143)	—

Net cash used in investing activities	(162)	(76)

Cash Flows from Financing Activities:
Repayment of long-term debt	(1)	(1)
Distribution to member	(100)	(75)

Net cash used in financing activities	(101)	(76)

Net Increase (Decrease) in Cash and Cash Equivalents	(71)	72
Cash and Cash Equivalents, beginning of period	202	125

Cash and Cash Equivalents, end of period	$131	$197

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements.

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
We are Delaware limited liability companies and indirect wholly-owned subsidiaries of GenOn. GenOn Mid-Atlantic is a wholly-owned subsidiary of GenOn North America and an indirect wholly-owned subsidiary of GenOn Americas Generation. The chart below is a summary representation of our organizational structure and is not a complete organizational chart of GenOn.

(1)	GenOn Power Generation, LLC’s subsidiaries include former RRI Energy generating facilities acquired as a result of the Merger.
We have a number of service agreements for labor and administrative services with GenOn Energy Services. GenOn Energy Management provides services to certain operating subsidiaries of GenOn Americas, outside of GenOn Americas Generation, which include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. See note 5 for further discussion of arrangements with these related parties.

Merger of Mirant and RRI Energy
On December 3, 2010, Mirant and RRI Energy completed the Merger. See note 1 to our consolidated financial statements in our 2010 Annual Report on Form 10-K for additional information on the Merger.
Basis of Presentation
The consolidated interim financial statements and notes (interim financial statements) are unaudited, omit certain disclosures and should be read in conjunction with our audited consolidated financial statements and notes in our 2010 Annual Report on Form 10-K. These interim financial statements have been prepared in accordance with GAAP from records maintained by us. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial statements reflect all normal recurring adjustments necessary, in management’s opinion, to present fairly our financial position and results of operations for the reported periods. Amounts reported for interim periods may not be indicative of a full year period because of seasonal fluctuations in demand for electricity and energy services, changes in commodity prices, and changes in regulations, timing of maintenance and other expenditures, dispositions, changes in interest expense and other factors.
At March 31, 2011, substantially all of our subsidiaries are wholly-owned and located in the United States.
The preparation of interim financial statements in conformity with GAAP requires management to make various estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the interim financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Our significant estimates include:
•	determining the fair value of certain derivative contracts;
•	estimating the useful lives of long-lived assets;
•	estimating future costs and the valuation of asset retirement obligations;
•	estimating future cash flows in determining impairments of long-lived assets and definite-lived intangible assets; and
•	estimating losses to be recorded for contingent liabilities.
We evaluate events that occur after the balance sheet date but before the financial statements are issued for potential recognition or disclosure. Based on the evaluation, we determined that there were no material subsequent events for recognition or disclosure other than those disclosed herein.

Funds on Deposit
Funds on deposit are included in current and noncurrent assets in the consolidated balance sheets. Funds on deposit include the following:
GenOn Americas Generation

	March 31,	December 31,
	2011	2010
	(in millions)
Funds deposited with the trustee to discharge the GenOn North America senior notes, due 2013(1)	$—	$866
Cash collateral posted(2)	152	120
GenOn Mid-Atlantic restricted cash(3)	143	—

Total current and noncurrent funds on deposit	295	986
Less: Current funds on deposit	259	949

Total noncurrent funds on deposit	$36	$37

(1)	See note 3 for discussion of the related debt.

(2)	Represents cash collateral posted for energy trading and marketing and other operating activities; includes $32 million related to the Potomac River Settlement (see note 10 to our consolidated financial statements in our 2010 Annual Report on Form 10-K).

(3)	Represents cash reserved in respect of interlocutory liens related to the scrubber contract litigation. See note 8.
GenOn Mid-Atlantic

	March 31,	December 31,
	2011	2010
	(in millions)
Cash collateral posted(1)	$32	$32
GenOn Mid-Atlantic restricted cash(2)	143	—

Total current and noncurrent funds on deposit	175	32
Less: Current funds on deposit	146	2

Total noncurrent funds on deposit	$29	$30

(1)	Represents amount related to the Potomac River Settlement, see note 10 to our consolidated financial statements in our 2010 Annual Report on Form 10-K.

(2)	Represents cash reserved in respect of interlocutory liens related to the scrubber contract litigation. See note 8.

Inventories
Inventories were comprised of the following:
GenOn Americas Generation

	March 31,	December 31,
	2011	2010
	(in millions)
Fuel inventory:
Fuel oil	$72	$136
Coal	58	52
Other	2	1
Materials and supplies	73	72
Purchased emissions allowances	30	34

Total inventories	$235	$295

GenOn Mid-Atlantic

	March 31,	December 31,
	2011	2010
	(in millions)
Fuel inventory:
Fuel oil	$22	$20
Coal	58	52
Other	2	1
Materials and supplies	50	49

Total inventories	$132	$122

During the three months ended March 31, 2011 and 2010, we recorded $0 and $8 million, respectively, for lower of average cost or market valuation adjustments in cost of fuel, electricity and other products.
Capitalization of Interest Cost (GenOn Americas Generation)
GenOn Americas Generation incurred the following interest costs:

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Total interest costs	$31	$52
Capitalized and included in property, plant and equipment, net	(1)	(2)

Interest expense	$30	$50

The amounts of capitalized interest above include interest accrued. During the three months ended March 31, 2011 and 2010, cash paid for interest was $0 and $2 million, respectively, and we did not capitalize any interest in either period.
Recently Adopted Accounting Guidance
We adopted FASB accounting guidance for the quarter ended March 31, 2011 that requires a reconciliation for Level 3 fair value measurements, including presenting separately the amounts of purchases, issuances and settlements on a gross basis. See note 2 for additional information on fair value measurements.

2. Financial Instruments
Derivatives and Hedging Activities.
In connection with the business of generating electricity, we are exposed to energy commodity price risk associated with the acquisition of fuel and emissions allowances needed to generate electricity, the price of electricity produced and sold, and the fair value of fuel inventories. We through our asset management activities enter into a variety of exchange-traded and OTC energy and energy-related derivative financial instruments, such as forward contracts, futures contracts, option contracts and financial swap agreements to manage exposure to commodity price risks. These contracts have varying terms and durations, which range from a few days to years, depending on the instrument. GenOn Americas Generation’s proprietary trading activities also utilize similar derivative contracts in markets where it has a physical presence to attempt to generate incremental gross margin. GenOn Americas Generation’s fuel oil management activities use derivative financial instruments to hedge economically the fair value of physical fuel oil inventories, optimize the approximately three million barrels of storage capacity that it owns or leases, and attempt to profit from market opportunities related to timing and/or differences in the pricing of various products. The open positions in GenOn Americas Generation’s trading activities comprising proprietary trading and fuel oil management activities expose it to risks associated with changes in energy commodity prices.
Derivative financial instruments are recorded in the consolidated balance sheets at fair value, except for derivative contracts that qualify for and for which we have elected the normal purchase or normal sale exceptions, which are not reflected in the consolidated balance sheet or results of operations prior to accrual of the settlement. We present our derivative contract assets and liabilities on a gross basis (regardless of master netting arrangements with the same counterparty). Cash collateral amounts are also presented on a gross basis.
For our derivative financial instruments, changes in such instruments’ fair values are recognized currently in earnings. Our derivative financial instruments are categorized based on the business objective the instrument is expected to achieve: asset management or trading, which includes GenOn Americas Generation’s proprietary trading and fuel oil management. For asset management activities, changes in fair value and settlement of derivative financial instruments used to hedge electricity economically are reflected in operating revenue and changes in fair value and settlement of derivative financial instruments used to hedge fuel economically are reflected in cost of fuel, electricity and other products in the consolidated statements of operations. Changes in the fair value and settlements of derivative financial instruments for GenOn Americas Generation’s proprietary trading and fuel oil management activities are recorded on a net basis as operating revenue in the consolidated statements of operations.
We also consider risks associated with interest rates, counterparty credit and our own non-performance risk when valuing derivative financial instruments. The nominal value of the derivative contract assets and liabilities is discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of the transactions being valued.

GenOn Americas Generation
The following table presents the fair value of GenOn Americas Generation’s derivative financial instruments:

					Net Derivative
	Derivative Contract Assets		Derivative Contract Liabilities		Contract
	Current	Long-Term	Current	Long-Term	Assets (Liabilities)
	(in millions)
March 31, 2011
Commodity Contracts:
Asset management	$415	$567	$(260)	$(87)	$635
Trading activities	520	43	(543)	(48)	(28)

Total derivatives	$935	$610	$(803)	$(135)	$607

December 31, 2010
Commodity Contracts:
Asset management	$442	$623	$(279)	$(102)	$684
Trading activities	851	69	(854)	(71)	(5)

Total derivatives	$1,293	$692	$(1,133)	$(173)	$679

The following table presents the net gains (losses) for derivative financial instruments recognized in income in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2011		2010
		Cost of Fuel,		Cost of Fuel,
	Operating	Electricity and	Operating	Electricity and
Derivatives Not Designated as Hedging Instruments	Revenues	Other Products	Revenues	Other Products
	(in millions)
Asset Management Commodity Contracts:
Unrealized	$(62)	$14	$353	$(11)
Realized(1)(2)	68	(11)	85	(15)

Total asset management	$6	$3	$438	$(26)

Trading Commodity Contracts:
Unrealized	$(23)	$—	$10	$—
Realized(1)(2)	6	—	19	—

Total trading	$(17)	$—	$29	$—

Total derivatives	$(11)	$3	$467	$(26)

(1)	Represents the total cash settlements of derivative financial instruments during each quarterly reporting period that existed at the beginning of each respective period.

(2)	Effective January 1, 2011, excludes settlement value of fuel contracts classified as inventory.

The following tables present the notional quantity on long (short) positions for derivative financial instruments:

	Notional Volumes at March 31, 2011
	Derivative	Derivative	Net
	Contract	Contract	Derivative
Derivative Instruments	Assets	Liabilities	Contracts
	(in millions)
Commodity Contracts (in equivalent MWh):
Power(1)	(20)	(20)	(40)
Natural gas	(13)	14	1
Fuel oil	2	(2)	—
Coal	7	6	13

	Notional Volumes at December 31, 2010
	Derivative	Derivative	Net
	Contract	Contract	Derivative
Derivative Instruments	Assets	Liabilities	Contracts
	(in millions)
Commodity Contracts (in equivalent MWh):
Power(1)	(23)	(15)	(38)
Natural gas	(28)	29	1
Fuel oil	2	(3)	(1)
Coal	9	7	16

(1)	Includes MWh equivalent of natural gas transactions used to hedge power economically.
GenOn Mid-Atlantic
The following table presents the fair value of GenOn Mid-Atlantic’s derivative financial instruments:

					Net Derivative
	Derivative Contract Assets		Derivative Contract Liabilities		Contract
	Current	Long-Term	Current	Long-Term	Assets (Liabilities)
	(in millions)
March 31, 2011
Commodity Contracts:
Asset management—nonaffiliate	$158	$472	$(15)	$—	$615
Asset management—affiliate	212	67	(197)	(59)	23

Total derivatives	$370	$539	$(212)	$(59)	$638

December 31, 2010
Commodity Contracts:
Asset management—nonaffiliate	$162	$516	$(18)	$—	$660
Asset management—affiliate	245	97	(231)	(94)	17

Total derivatives	$407	$613	$(249)	$(94)	$677

The following table presents the net gains (losses) for derivative financial instruments recognized in income in the unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
	2011		2010
		Cost of Fuel,		Cost of Fuel,
	Operating	Electricity and	Operating	Electricity and
Derivatives Not Designated as Hedging Instruments	Revenues	Other Products	Revenues	Other Products
	(in millions)
Asset Management Commodity Contracts:
Unrealized	$(51)	$12	$338	$8
Realized(1)(2)	61	—	75	—

Total asset management	$10	$12	$413	$8

(1)	Represents the total cash settlements of derivative financial instruments during each quarterly reporting period that existed at the beginning of each respective period.

(2)	Effective January 1, 2011, excludes settlement value of fuel contracts classified as inventory.
The following tables present the notional quantity on long (short) positions for derivative financial instruments:

	Notional Volumes at March 31, 2011
	Derivative	Derivative	Net
	Contract	Contract	Derivative
Derivative Instruments	Assets	Liabilities	Contracts
	(in millions)
Commodity Contracts (in equivalent MWh):
Power(1)	(37)	3	(34)
Coal	5	9	14

	Notional Volumes at December 31, 2010
	Derivative	Derivative	Net
	Contract	Contract	Derivative
Derivative Instruments	Assets	Liabilities	Contracts
	(in millions)
Commodity Contracts (in equivalent MWh):
Power(1)	(40)	4	(36)
Coal	6	10	16

(1)	Includes MWh equivalent of natural gas transactions used to hedge power economically.
Fair Value Measurements.
Fair Value Hierarchy and Valuation Techniques. We apply recurring fair value measurements to our financial assets and liabilities. In determining fair value, we generally use a market approach and incorporate assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation techniques. The fair value measurement inputs we use vary from readily observable prices for exchange-traded instruments to price curves that cannot be validated through external pricing sources. Based on the observability of the inputs used in the valuation techniques, the financial assets and liabilities carried at fair value in the financial statements are classified as follows:
Level 1:	Represents unadjusted quoted market prices in active markets for identical assets or liabilities that are accessible at the measurement date. This category primarily includes natural gas and crude oil futures traded on the NYMEX and swaps cleared against NYMEX prices. The interest bearing funds are also valued using Level 1 inputs.

Level 2:	Represents quoted market prices for similar assets or liabilities in active markets, quoted market prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data. This category primarily includes non-exchange-traded derivatives such as OTC forwards, swaps and options, and certain energy derivative instruments that are cleared and settled through exchanges.

Level 3:	This category includes the commodity derivative instruments whose fair value is estimated based on internally developed models and methodologies utilizing significant inputs that are generally less readily observable from market sources (such as implied volatilities and correlations). The OTC, complex or structured derivative instruments that are transacted in less liquid markets with limited pricing information are included in Level 3. Examples are coal contracts, power transmission congestion products, power and natural gas contracts, and options valued using internally developed inputs.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls must be determined based on the lowest level input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability.
The fair value of our derivative contract assets and liabilities is based largely on observable quoted prices from exchanges and indicative quoted prices from independent brokers in active markets that regularly facilitate our transactions. An active market is considered to have transactions with sufficient frequency and volume to provide pricing information on an ongoing basis. We think that these prices represent the best available information for valuation purposes. In determining the fair value of derivative contract assets and liabilities, we use third-party market pricing where available. For transactions classified in Level 1 of the fair value hierarchy, we use the unadjusted published settled prices on the valuation date. For transactions classified in Level 2 of the fair value hierarchy, we value these transactions using indicative quoted prices from independent brokers or other widely-accepted valuation methodologies. Transactions are classified in Level 2 if substantially all (greater than 90%) of the fair value can be corroborated using observable market inputs such as transactable broker quotes. In accordance with the exit price objective under the fair value measurements accounting guidance, the fair value of our derivative contract assets and liabilities is determined based on the net underlying position of the recorded derivative contract assets and liabilities using bid prices for assets and ask prices for liabilities. The quotes that we obtain from brokers are non-binding in nature, but are from brokers that typically transact in the market being quoted and are based on their knowledge of market transactions on the valuation date. We typically obtain multiple broker quotes as of the valuation date that extend for the tenor of the underlying contracts for each delivery location. The number of quotes that we can obtain depends on the relative liquidity of the delivery location on the valuation date. If multiple broker quotes are received for a contract, we use an average of the quoted bid or ask prices. If only one broker quote is received for a delivery location and it cannot be validated through other external sources, we will assign the quote to a lower level within the fair value hierarchy. In some instances, we may combine broker quotes for a liquid delivery hub with broker quotes for the price spread between the liquid delivery hub and the delivery location under the contract. We also may apply interpolation techniques to value monthly strips if broker quotes are only available on a seasonal or annual basis. We perform validation procedures on the broker quotes at least monthly. The validation procedures include reviewing the quotes for accuracy and comparing them to our internal price curves. In certain instances, we may exclude from consideration a broker quote if it is a clear outlier and other quotes are obtained. As of March 31, 2011, we obtained broker quotes for 100% of our delivery locations classified in Level 2 of the fair value hierarchy.

Inactive markets are considered to be those markets with few transactions, noncurrent pricing or prices that vary over time or among market makers. Our transactions in Level 3 of the fair value hierarchy may involve transactions whereby observable market data, such as broker quotes, are not available for substantially all of the tenor of the contract or we are only able to obtain indicative broker quotes that cannot be corroborated by observable market data. In such cases, we may apply valuation techniques such as extrapolation and other quantitative methods to determine fair value. Proprietary models may also be used to determine the fair value of derivative contract assets and liabilities that may be structured or otherwise tailored. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. At March 31, 2011, GenOn Americas Generation’s assets and liabilities classified as Level 3 in the fair value hierarchy represented approximately 3% of its total assets and 10% of its total liabilities measured at fair value. At March 31, 2011, GenOn Mid-Atlantic’s assets and liabilities classified as Level 3 in the fair value hierarchy represented approximately 3% of its total assets and 31% of its total liabilities measured at fair value.
The fair value of our derivative contract assets and liabilities is also affected by assumptions as to time value, credit risk and non-performance risk. The nominal value of derivatives is discounted to account for time value using a LIBOR forward interest rate curve based on the tenor of the transaction. Derivative contract assets are reduced to reflect the estimated default risk of counterparties on their contractual obligations to us. The counterparty default risk for our overall net position is measured based on published spreads on credit default swaps for counterparties, where available, or proxies based upon published spreads, applied to our current exposure and potential loss exposure from the financial commitments in our risk management portfolio. The fair value of derivative contract liabilities is reduced to reflect the estimated risk of default on contractual obligations to counterparties and is measured based on published default rates of our debt, where available, or proxies based upon published spreads. Credit risk and non-performance risk are calculated with consideration of our master netting agreements with counterparties and our exposure is reduced by cash collateral posted to us against these obligations.
GenOn Americas Generation
Fair Value of Derivative Instruments and Certain Other Assets. The fair value measurements of GenOn Americas Generation’s financial assets and liabilities by class are as follows:

	March 31, 2011
				Total
	Level 1(1)	Level 2(1) (2)	Level 3	Fair Value
	(in millions)
Derivative contract assets:
Commodity Contracts
Asset Management:
Power	$6	$934	$7	$947
Fuel	2	2	31	35

Total Asset Management	8	936	38	982
Trading Activities	257	298	8	563

Total derivative contract assets	$265	$1,234	$46	$1,545

Derivative contract liabilities:
Commodity Contracts
Asset Management:
Power	$12	$229	$8	$249
Fuel	13	—	85	98

Total Asset Management	25	229	93	347
Trading Activities	262	325	4	591

Total derivative contract liabilities	$287	$554	$97	$938

Interest-bearing funds(3)	$575	$—	$—	$575

(1)	Transfers between Level 1 and Level 2 are recognized as of the end of the reporting period. There were no significant transfers during the three months ended March 31, 2011.

(2)	Option contracts comprised approximately 2% of GenOn Americas Generation’s net derivative contract assets.

(3)	Represents investments in money market funds and are included in cash and cash equivalents, funds on deposit and other noncurrent assets in the consolidated balance sheet. GenOn Americas Generation had $393 million of interest-bearing funds included in cash and cash equivalents, $146 million included in funds on deposit and $36 million included in other noncurrent assets.

	December 31, 2010
				Total
	Level 1(1)	Level 2(1) (2)	Level 3	Fair Value
	(in millions)
Derivative contract assets:
Commodity Contracts
Asset Management:
Power	$1	$1,022	$2	$1,025
Fuel	4	3	33	40

Total Asset Management	5	1,025	35	1,065
Trading Activities	530	385	5	920

Total derivative contract assets	$535	$1,410	$40	$1,985

Derivative contract liabilities:
Commodity Contracts
Asset Management:
Power	$12	$248	$4	$264
Fuel	18	—	99	117

Total Asset Management	30	248	103	381
Trading Activities	533	389	3	925

Total derivative contract liabilities	$563	$637	$106	$1,306

Interest-bearing funds(3)	$547	$—	$—	$547

(1)	Transfers between Level 1 and Level 2 are recognized as of the end of the reporting period. There were no significant transfers during 2010.

(2)	Option contracts comprised approximately 1% of GenOn Americas Generation’s net derivative contract assets.

(3)	Represents investments in money market funds and are included in cash and cash equivalents, funds on deposit and other noncurrent assets in the consolidated balance sheet. GenOn Americas Generation had $508 million of interest-bearing funds included in cash and cash equivalents, $2 million included in funds on deposit and $37 million included in other noncurrent assets.

The following is a reconciliation of changes in fair value of net commodity derivative contract assets and liabilities classified as Level 3 during the three months ended March 31, 2011 and 2010, respectively:

	Net Derivatives Contracts (Level 3)
	Asset	Trading
	Management	Activities	Total
	(in millions)
Balance, January 1, 2011 (net asset (liability))	$(68)	$2	$(66)
Total gains (losses) realized/unrealized:
Included in earnings (1)	15	2	17
Purchases(2)	—	—	—
Issuances(2)	—	—	—
Settlements (3)	(2)	—	(2)
Transfers in and out of Level 3(4)	—	—	—

Balance, March 31, 2011 (net asset (liability))	$(55)	$4	$(51)

Balance, January 1, 2010 (net asset (liability))	$19	$13	$32
Total gains (losses) realized/unrealized:
Included in earnings (1)	(11)	21	10
Purchases(2)	—	—	—
Issuances(2)	—	—	—
Settlements (5)	(13)	10	(3)
Transfers in and out of Level 3(4)	37	—	37

Balance, March 31, 2010 (net asset (liability))	$32	$44	$76

(1)	Represents the fair value, as of the end of each quarterly reporting period, of Level 3 contracts entered into during each quarterly reporting period and the gains and losses attributable to Level 3 contracts that existed as of the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period.

(2)	Contracts entered into during each quarterly reporting period are reported with other changes in fair value.

(3)	Effective January 1, 2011, represents the reversal of previously recognized unrealized gains and losses from settlement of contracts during each quarterly reporting period.

(4)	Denotes the total contracts that existed at the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during each quarterly reporting period. Amounts reflect fair value as of the end of each quarterly reporting period.

(5)	Represents the total cash settlements of contracts during each quarterly reporting period that existed at the beginning of each quarterly reporting period.
The following table presents the amounts included in income related to derivative contract assets and liabilities classified as Level 3:

	Three Months Ended March 31,
	2011			2010
		Cost of Fuel,			Cost of Fuel,
		Electricity			Electricity
	Operating	and Other		Operating	and Other
	Revenues	Products	Total	Revenues	Products	Total
	(in millions)
Gains (losses) included in income	$3	$12	$15	$38	$6	$44
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31	$3	$13	$16	$38	$6	$44

GenOn Mid-Atlantic
Fair Value of Derivative Instruments and Certain Other Assets. The fair value measurements of GenOn Mid-Atlantic’s financial assets and liabilities by class are as follows:

	March 31, 2011
				Total
	Level 1(1)	Level 2(1)(2)	Level 3	Fair Value
	(in millions)
Derivative contract assets:
Commodity Contracts
Asset Management:
Power	$5	$874	$—	$879
Fuel	—	2	28	30

Total derivative contract assets	$5	$876	$28	$909

Derivative contract liabilities:
Commodity Contracts
Asset Management:
Power	$9	$177	$—	$186
Fuel	—	—	85	85

Total derivative contract liabilities	$9	$177	$85	$271

Interest-bearing funds(3)	$304	$—	$—	$304

(1)	Transfers between Level 1 and Level 2 are recognized as of the end of the reporting period. There were no significant transfers during the three months ended March 31, 2011.

(2)	Option contracts comprised less than 1% of GenOn Mid-Atlantic’s net derivative contract assets.

(3)	Represents investments in money market funds and are included in cash and cash equivalents, funds on deposit and other noncurrent assets in the consolidated balance sheet. GenOn Mid-Atlantic had $129 million of interest-bearing funds included in cash and cash equivalents, $146 million included in funds on deposit and $29 million included in other noncurrent assets.

	December 31, 2010
				Total
	Level 1(1)	Level 2(1)(2)	Level 3	Fair Value
	(in millions)
Derivative contract assets:
Commodity Contracts
Asset Management:
Power	$1	$986	$—	$987
Fuel	—	2	31	33

Total derivative contract assets	$1	$988	$31	$1,020

Derivative contract liabilities:
Commodity Contracts
Asset Management:
Power	$12	$231	$1	$244
Fuel	—	—	99	99

Total derivative contract liabilities	$12	$231	$100	$343

Interest-bearing funds(3)	$234	$—	$—	$234

(1)	Transfers between Level 1 and Level 2 are recognized as of the end of the reporting period. There were no significant transfers during 2010.

(2)	Option contracts comprised less than 1% of GenOn Mid-Atlantic’s net derivative contract assets.

(3)	Represents investments in money market funds and are included in cash and cash equivalents, funds on deposit and other noncurrent assets in the consolidated balance sheet. GenOn Mid-Atlantic had $202 million of interest-bearing funds included in cash and cash equivalents, $2 million included in funds on deposit and $30 million included in other noncurrent assets.
The following is a reconciliation of changes in fair value of net commodity derivative contract assets and liabilities classified as Level 3 during the three months ended March 31, 2011 and 2010, respectively:

Asset
Management
(in millions)
Balance, January 1, 2011 (net asset (liability))	$(69)
Total gains (losses) realized/unrealized:
Included in earnings(1)	14
Purchases(2)	—
Issuances(2)	—
Settlements(3)	(2)
Transfers in and out of Level 3(4)	—

Balance, March 31, 2011 (net asset (liability))	$(57)

Balance, January 1, 2010 (net asset (liability))	$13
Total gains (losses) realized/unrealized:
Included in earnings(1)	(36)
Purchases(2)	—
Issuances(2)	—
Settlements(5)	—
Transfers in and out of Level 3(4)	37

Balance, March 31, 2010 (net asset (liability))	$14

(1)	Represents the fair value, as of the end of each quarterly reporting period, of Level 3 contracts entered into during each quarterly reporting period and the gains and losses attributable to Level 3 contracts that existed as of the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period.

(2)	Contracts entered into during each quarterly reporting period are reported with other changes in fair value.

(3)	Effective January 1, 2011, represents the reversal of previously recognized unrealized gains and losses from settlement of contracts during each quarterly reporting period.

(4)	Denotes the total contracts that existed at the beginning of each quarterly reporting period and were still held at the end of each quarterly reporting period that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during each quarterly reporting period. Amounts reflect fair value as of the end of each quarterly reporting period.

(5)	Represents the total cash settlements of contracts during each quarterly reporting period that existed at the beginning of each quarterly reporting period.

The following table presents the amounts included in income related to derivative contract assets and liabilities classified as Level 3:

	Three Months Ended March 31,
	2011			2010
		Cost of Fuel,			Cost of Fuel,
		Electricity			Electricity
	Operating	and Other		Operating	and Other
	Revenues	Products	Total	Revenues	Products	Total
	(in millions)
Gains (losses) included in income	$—	$12	$12	$(6)	$7	$1
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31	$—	$12	$12	$(6)	$7	$1
Counterparty Credit Concentration Risk.
We are exposed to the default risk of the counterparties with which we transact. We manage our credit risk by entering into master netting agreements and requiring counterparties to post cash collateral or other credit enhancements based on the net exposure and the credit standing of the counterparty. We also have non-collateralized power hedges entered into by GenOn Mid-Atlantic. These transactions are senior unsecured obligations of GenOn Mid-Atlantic and the counterparties and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. Our credit reserve on derivative contract assets was $13 million and $19 million at March 31, 2011 and December 31, 2010, respectively.
At March 31, 2011 and December 31, 2010, $2 million and $3 million, respectively, of cash collateral posted to GenOn Americas Generation by counterparties under master netting agreements were included in accounts payable and accrued liabilities on GenOn Americas Generation’s consolidated balance sheets.
We also monitor counterparty credit concentration risk on both an individual basis and a group counterparty basis. The following tables highlight the credit quality and the balance sheet settlement exposures related to these activities:

GenOn Americas Generation

	March 31, 2011
	Gross	Net
	Exposure	Exposure		Exposure
	Before	Before		Net of	% of Net
Credit Rating Equivalent	Collateral(1)	Collateral(2)	Collateral(3)	Collateral	Exposure
	(dollars in millions)
Clearing and Exchange	$624	$12	$12	$—	—
Investment Grade:
Financial institutions	732	655	—	655	80%
Energy companies	248	97	8	89	11%
Other	1	1	—	1	—
Non-investment Grade:
Energy companies	12	12	—	12	2%
No External Ratings:
Internally-rated investment grade	36	35	—	35	4%
Internally-rated non-investment grade	26	26	—	26	3%

Total	$1,679	$838	$20	$818	100%

	December 31, 2010
	Gross	Net
	Exposure	Exposure		Exposure
	Before	Before		Net of	% of Net
Credit Rating Equivalent	Collateral(1)	Collateral(2)	Collateral(3)	Collateral	Exposure
	(dollars in millions)
Clearing and Exchange	$987	$39	$39	$—	—
Investment Grade:
Financial institutions	806	707	—	707	78%
Energy companies	337	130	2	128	14%
Non-investment Grade:
Energy companies	15	15	—	15	2%
No External Ratings:
Internally-rated investment grade	34	27	—	27	3%
Internally-rated non-investment grade	26	26	—	26	3%

Total	$2,205	$944	$41	$903	100%

(1)	Gross exposure before collateral represents credit exposure, including both realized and unrealized transactions, before (a) applying the terms of master netting agreements with counterparties and (b) netting of transactions with clearing brokers and exchanges. The table excludes amounts related to contracts classified as normal purchases/normal sales and non-derivative contractual commitments that are not recorded at fair value in the consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Non-performance could have a material adverse effect on the future results of operations, financial condition and cash flows.

(2)	Net exposure before collateral represents the credit exposure, including both realized and unrealized transactions, after applying the terms of master netting agreements with counterparties and netting of transactions with clearing brokers and exchanges.

(3)	Collateral includes cash and letters of credit received from counterparties.

GenOn Mid-Atlantic

	March 31, 2011
	Gross	Net
	Exposure	Exposure		Exposure
	Before	Before		Net of	% of Net
Credit Rating Equivalent	Collateral(1),(4)	Collateral(2)	Collateral(3)	Collateral	Exposure
	(dollars in millions)
Investment Grade:
Financial institutions	$659	$641	$—	$641	95%
Non-investment Grade:
Energy companies	11	11	—	11	2%
No External Ratings:
Internally-rated non-investment grade	25	25	—	25	3%

Total	$695	$677	$—	$677	100%

	December 31, 2010
	Gross	Net
	Exposure	Exposure		Exposure
	Before	Before		Net of	% of Net
Credit Rating Equivalent	Collateral(1),(4)	Collateral(2)	Collateral(3)	Collateral	Exposure
	(dollars in millions)
Investment Grade:
Financial institutions	$714	$695	$—	$695	95%
Non-investment Grade:
Energy companies	13	13	—	13	2%
No External Ratings:
Internally-rated non-investment grade	25	25	—	25	3%

Total	$752	$733	$—	$733	100%

(1)	Gross exposure before collateral represents credit exposure, including both realized and unrealized transactions, before (a) applying the terms of master netting agreements with counterparties and (b) netting of transactions with clearing brokers and exchanges. The table excludes amounts related to contracts classified as normal purchases/normal sales and non-derivative contractual commitments that are not recorded at fair value in the consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Non-performance could have a material adverse effect on the future results of operations, financial condition and cash flows.

(2)	Net exposure before collateral represents the credit exposure, including both realized and unrealized transactions, after applying the terms of master netting agreements with counterparties and netting of transactions with clearing brokers and exchanges.

(3)	Collateral includes cash and letters of credit received from counterparties.

(4)	Amounts do not include exposures with affiliates or exposures incurred by GenOn Mid-Atlantic in connection with transactions entered into with external counterparties by affiliates on its behalf, with the exception of coal purchases.
GenOn Americas Generation had credit exposure to two investment grade counterparties at March 31, 2011 and December 31, 2010, respectively, each representing an exposure of more than 10% of total credit exposure, net of collateral and totaling $536 million and $568 million at March 31, 2011 and December 31, 2010, respectively.
GenOn Mid-Atlantic had credit exposure to three investment grade counterparties at March 31, 2011 and December 31, 2010, respectively, each representing an exposure of more than 10% of total credit exposure, net of collateral and totaling $603 million and $653 million at March 31, 2011 and December 31, 2010, respectively.

GenOn Americas Generation and GenOn Mid-Atlantic Credit Risk.
Our standard industry contracts contain credit-risk-related contingent features such as ratings-related thresholds whereby we would be required to post additional cash collateral or letters of credit as a result of a credit event, including a downgrade. Additionally, some of our contracts contain language, which is generally subjective in nature that could require us to post additional cash collateral or letters of credit as a result of a credit event, including a downgrade. However, as a result of our current credit rating, we are typically required to post collateral in the normal course of business to offset either substantially or completely the net liability positions, after applying the terms of master netting agreements. At March 31, 2011, the fair value of GenOn Americas Generation’s financial instruments with credit-risk-related contingent features in a net liability position was $7 million for which GenOn Americas Generation had posted collateral of $6 million, including cash and letters of credit. At March 31, 2011, GenOn Mid-Atlantic did not have any financial instruments with credit-risk-related contingent features in a net liability position.
At March 31, 2011 and December 31, 2010, GenOn Americas Generation had $7 million and $1 million, respectively, of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit on the consolidated balance sheets.
Fair Values of Other Financial Instruments (GenOn Americas Generation).
The fair values of certain funds on deposit, accounts receivable, notes and other receivables and accounts payable and accrued liabilities approximate their carrying amounts.
The carrying amounts and fair values of GenOn Americas Generation’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
(in millions)
Liabilities:
Long and short-term debt(1)	$1,404	$1,435	$2,255	$2,272

(1)	The fair value of GenOn Americas Generation’s long- and short-term debt is estimated using quoted market prices, when available.
3. Long-Term Debt
Outstanding debt was as follows:

	March 31, 2011			December 31, 2010
	Stated			Stated
	Interest			Interest
	Rate(1)	Long-term	Current	Rate(1)	Long-term	Current
	(in millions, except interest rates)
Bonds and Notes:
GenOn Americas Generation:
Senior unsecured notes, due 2011	8.30%	$—	$535	8.30%	$—	$535
Senior unsecured notes, due 2021	8.50	450	—	8.50	450	—
Senior unsecured notes, due 2031	9.125	400	—	9.125	400	—
Unamortized debt discounts, net	—	(2)	—	—	(2)	—
GenOn North America:
Senior notes, due 2013(2)	—	—	—	7.375	—	850
GenOn Mid-Atlantic:
GenOn Chalk Point capital lease, due 2011 to 2015	8.19	17	4	8.19	18	4

Total		$865	$539		$866	$1,389

(1)	The stated interest rates are at March 31, 2011 and December 31, 2010.

(2)	These notes were discharged at the closing of the Merger on December 3, 2010 and were redeemed on January 3, 2011 at a call price of 101.844% of the principal amount.

GenOn North America Senior Notes Due 2013
Upon the closing of the Merger, the senior secured notes due 2013 of GenOn North America (issued in 2005) were discharged following the deposit with the trustee of funds sufficient to pay the redemption price thereof, plus accrued interest to the date of redemption. The amount of funds on deposit with the trustee was $866 million at December 31, 2010 and was recorded as restricted cash included in funds on deposit on the consolidated balance sheet.
On January 3, 2011, the senior secured notes were redeemed at the call price of 101.844% of the principal amount plus accrued and unpaid interest through the date of redemption. The total payment on the date of redemption was $866 million and a $23 million loss on extinguishment of debt (in other, net on the consolidated statement of operations) was recognized during the three months ended March 31, 2011, which includes a $16 million premium and $7 million of unamortized debt issuance costs.
GenOn Americas Generation Senior Notes
On May 2, 2011, GenOn Americas Generation repaid the $535 million of senior notes that came due.
4. Guarantees and Letters of Credit (GenOn Americas Generation)
GenOn generally conducts its business through various intermediate holding companies, including GenOn Americas Generation, and various operating subsidiaries, which enter into contracts as part of their business activities. In certain instances, the contractual obligations of such subsidiaries are guaranteed by, or otherwise supported by, GenOn or another of its subsidiaries, including by letters of credit issued under the GenOn credit facilities.
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

Following is a summary of letters of credit issued and surety bonds provided:

	March 31,	December 31,
	2011	2010
	(in millions)
Letters of credit—rent reserves(1)	$98	$101
Letters of credit—energy trading and marketing activities(1)	38	63
Letters of credit—other operating activities(1)	36	31
Surety bonds	8	7

Total	$180	$202

(1)	Represents letters of credit posted by GenOn for the benefit of GenOn Americas Generation.
This note should be read in conjunction with note 7 to our consolidated financial statements in our 2010 Annual Report on Form 10-K.
5. Related Party Arrangements and Transactions
Administrative Services Agreement with GenOn Energy Services
GenOn Energy Services provides us with various management, personnel and other services as set forth in the Administrative Services Agreement. We reimburse GenOn Energy Services for amounts equal to GenOn Energy Services’ costs of providing such services.
The total costs incurred under the Administrative Services Agreement with GenOn Energy Services have been included in our unaudited condensed consolidated statements of operations as follows:
GenOn Americas Generation

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Cost of fuel, electricity and other products—affiliate	$2	$3
Operations and maintenance expense—affiliate	32	40

Total	$34	$43

GenOn Mid-Atlantic

	Three Months Ended
	March 31,
	2011	2010
	(in millions)
Cost of fuel, electricity and other products—affiliate	$2	$2
Operations and maintenance expense—affiliate	18	25

Total	$20	$27

Services Provided by GenOn Energy Management
GenOn Americas Generation
As a result of the Merger, GenOn Energy Management provides services to certain of GenOn’s indirect operating subsidiaries through Power, Fuel Supply and Services Agreements. The services include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. These transactions are recorded as operating revenues—affiliate and cost of fuel, electricity and other products—affiliate, as appropriate, in the unaudited condensed consolidated statements of operations. Amounts due from and to GenOn’s indirect operating subsidiaries are recorded as accounts receivable—affiliate or net payable—affiliate, as appropriate. Substantially all energy marketing overhead expenses are allocated to GenOn’s operating subsidiaries. During the three months ended March 31, 2011 GenOn Americas Generation recorded a reduction to operations and maintenance expense—affiliate of approximately $5 million related to the allocations of energy marketing overhead expenses to affiliates that are not included in the GenOn Americas Generation unaudited condensed consolidated statements of operations.
GenOn Mid-Atlantic
GenOn Mid-Atlantic receives services from GenOn Energy Management which include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. These transactions are recorded as operating revenues—affiliate and cost of fuel, electricity and other products—affiliate, as appropriate, in the unaudited condensed consolidated statements of operations. Amounts due to and from GenOn Energy Management under the Power Sale, Fuel Supply and Services Agreement are recorded as a net payable—affiliate or accounts receivable—affiliate, as appropriate. Substantially all energy marketing overhead expenses are allocated to GenOn’s operating subsidiaries. During the three months ended March 31, 2011 and 2010, GenOn Mid-Atlantic incurred $1 million and $4 million, respectively, of energy marketing overhead expenses. These costs are included in operations and maintenance expense—affiliate in GenOn Mid-Atlantic’s unaudited condensed consolidated statements of operations.
Power Sales and Fuel Supply Arrangement with GenOn Energy Management (GenOn Mid-Atlantic)
GenOn Mid-Atlantic operates under a Power Sale, Fuel Supply and Services Agreement with GenOn Energy Management. Amounts due to GenOn Energy Management for fuel purchases and due from GenOn Energy Management for power and capacity sales are recorded as a payable—affiliate or accounts receivable—affiliate in GenOn Mid-Atlantic’s unaudited condensed consolidated balance sheets.
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
Services Agreement with GenOn Marsh Landing (GenOn Americas Generation)
During 2010, GenOn Energy Management entered into a services agreement with GenOn Marsh Landing that includes the bidding and dispatch of the Marsh Landing generating units, fuel procurement and the execution of contracts to reduce price risk, except to the extent that GenOn Marsh Landing contracts directly with third-parties, including the PPA with PG&E. As reimbursement for such services, GenOn Marsh Landing has agreed to pay GenOn Energy Management the allocated cost to GenOn Energy Management of providing such services.

Administration Arrangements with GenOn Energy Services
Prior to the completion of the Merger, substantially all of GenOn’s corporate overhead costs were allocated to its operating subsidiaries based on an average of each operating subsidiaries’ gross margin, labor costs and net property, plant and equipment relative to all operating subsidiaries. For periods subsequent to the completion of the Merger, GenOn’s corporate overhead costs are allocated based on each operating subsidiaries’ planned operating expenses relative to all operating subsidiaries. Management has concluded that this method of allocating overhead costs is reasonable. During the three months ended March 31, 2011 and 2010, we incurred the following in costs under these arrangements, which are included in operations and maintenance expense —affiliate in our unaudited condensed consolidated statements of operations:

	Three Months
	Ended March 31,
	2011	2010
	(in millions)
GenOn Americas Generation	$33	$30
GenOn Mid-Atlantic	$21	$19
These allocations and charges are not necessarily indicative of what would have been incurred had we been an unaffiliated entity.
Notes Receivable from Affiliate and Notes Payable to Affiliate (GenOn Americas Generation)
In January 2011, GenOn Americas Generation and certain of its subsidiaries began participating in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries were transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable from affiliate and notes payable to affiliate. The notes are due on demand and accrue interest, which is payable quarterly, at the yield of a short term Treasury security fund. At March 31, 2011 GenOn Americas Generation had current notes receivable from GenOn Energy Holdings of $122 million related to its intercompany cash management program. During the three months ended March 31, 2011, GenOn Americas Generation earned an insignificant amount of interest income related to the notes receivable. At March 31, 2011 GenOn Americas Generation had current notes payable to GenOn Energy Holdings of $8 million related to its intercompany cash management program. During the three months ended March 31, 2011, GenOn Americas Generation paid an insignificant amount of interest expense related to the notes payable.
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
Emissions allowances purchased from GenOn Energy Management that were utilized in the three months ended March 31, 2011 and 2010, were $8 million and $9 million, respectively, and are recorded in cost of fuel, electricity and other products—affiliate in GenOn Mid-Atlantic’s unaudited condensed consolidated statements of operations.

6. Income Taxes
Income Tax Disclosures
GenOn Americas Generation
GenOn Americas Generation and most of its subsidiaries are limited liability companies that are treated as branches of GenOn Americas for income tax purposes. As a result, GenOn Americas and GenOn have direct liability for the majority of the United States federal and state income taxes relating to GenOn Americas Generation’s operations. Some of GenOn Americas Generation’s subsidiaries, Hudson Valley Gas and GenOn Special Procurement, Inc., exist as regarded corporate entities for income tax purposes. GenOn Kendall, which had previously existed as a regarded entity for income tax purposes, has been converted to a disregarded entity. For a subsidiary that continues to exist as a corporate regarded entity, GenOn Americas Generation allocates current and deferred income taxes to each corporate regarded entity as if such entity were a single taxpayer utilizing the asset and liability method to account for income taxes. To the extent GenOn Americas Generation provides tax expense or benefit, any related tax payable or receivable to GenOn is reclassified to equity in the same period because GenOn Americas Generation does not have a tax sharing agreement with GenOn.
If GenOn Americas Generation were to be allocated income taxes attributable to its operations, the pro forma income tax provision attributable to income before taxes would be $18 million and $78 million during the three months ended March 31, 2011 and 2010, respectively. The pro forma balance of GenOn Americas Generation’s net deferred income taxes is zero as of March 31, 2011.
GenOn Mid-Atlantic
GenOn Mid-Atlantic and its subsidiaries are limited liability companies and are not subject to United States federal or state income taxes. As such, GenOn Mid-Atlantic is treated as though it were a branch or division of GenOn Americas Generation’s parent, GenOn Americas, for income tax purposes, and not as a separate taxpayer. GenOn Americas and GenOn are directly responsible for income taxes related to GenOn Mid-Atlantic’s operations. If GenOn Mid-Atlantic were to be allocated income taxes attributable to its operations, the pro forma income tax provision attributable to income before taxes would be $12 million and $175 million during the three months ended March 31, 2011 and 2010, respectively. The balance of GenOn Mid-Atlantic’s pro forma deferred income taxes would be a net deferred tax liability of $200 million as of March 31, 2011.
7. Segment Reporting (GenOn Americas Generation)
In conjunction with the Merger, GenOn Americas Generation began reporting in five segments in the fourth quarter of 2010: Eastern PJM, Northeast, California, Energy Marketing and Other Operations. Prior to the Merger, GenOn Americas Generation had four reportable segments: Mid-Atlantic, Northeast, California and Other Operations. Amounts for 2010 were reclassified to conform to the current segment presentation. The segments were determined based on how the business is managed and align with the information provided to the chief operating decision maker for purposes of assessing performance and allocating resources. Generally, GenOn Americas Generation’s segments are engaged in the sale of electricity, capacity, ancillary and other energy services from their generating facilities in hour-ahead, day-ahead and forward markets in bilateral and ISO markets. GenOn Americas Generation also engages in proprietary trading and fuel oil management. Operating revenues consist of (a) power generation revenues, (b) contracted and capacity revenues, (c) fuel sales and proprietary trading revenues and (d) power hedging revenues.
The Eastern PJM segment consists of four generating facilities located in Maryland and Virginia with total net generating capacity of 5,204 MW. The Northeast segment consists of four generating facilities located in Massachusetts and New York with total net generating capacity of 2,535 MW. The California segment consists of two generating facilities located in or near the City of San Francisco, with total net generating capacity of 1,985 MW. The total net generating capacity for California excludes the Potrero generating facility of 362 MW, which was shut down on February 28, 2011. The Energy Marketing segment consists of proprietary trading and fuel oil management activities. Other Operations includes parent company adjustments for affiliate transactions of GenOn Americas Generation.
GenOn Americas Generation’s measure of profit or loss for the reportable segments is operating income/loss. This measure represents the lowest level of information that is provided to the chief operating decision maker for GenOn Americas Generation’s reportable segments. In the following tables, eliminations are primarily related to intercompany sales of emissions allowances, intercompany revenues and intercompany cost of fuel.

GenOn Americas Generation Operating Segments

	Eastern			Energy	Other
	PJM	Northeast	California	Marketing	Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2011:

Operating revenues—nonaffiliate(1)	$(1)	$5	$28	$506	$—	$—	$538
Operating revenues—affiliate(2)	299	39	—	56	—	(383)	11

Total operating revenues	298	44	28	562	—	(383)	549
Cost of fuel, electricity and other products—nonaffiliate(3)	7	1	1	14	142	—	165
Cost of fuel, electricity and other products—affiliate(4)	129	27	—	538	(141)	(383)	170

Total cost of fuel, electricity and other products	136	28	1	552	1	(383)	335

Gross margin (excluding depreciation and amortization)	162	16	27	10	(1)	—	214
Operating Expenses:
Operations and maintenance—nonaffiliate	62	10	6	1	—	—	79
Operations and maintenance—affiliate	40	9	8	3	—	—	60
Depreciation and amortization	29	6	3	—	2	—	40

Total operating expenses, net	131	25	17	4	2	—	179

Operating income (loss)	$31	$(9)	$10	$6	$(3)	$—	$35

Total assets at March 31, 2011	$4,522	$497	$144	$1,885	$333	$(876)	$6,505

(1)	Includes unrealized losses of $45 million and $50 million for Eastern PJM and Energy Marketing, respectively.

(2)	Includes unrealized gains of $27 million for Energy Marketing and unrealized losses of $6 million and $11 million for Eastern PJM and Northeast, respectively.

(3)	Includes unrealized gains of $14 million for Energy Marketing.

(4)	Includes unrealized losses of $14 million for Energy Marketing and unrealized gains of $12 million and $2 million for Eastern PJM and Northeast, respectively.

	Eastern			Energy	Other
	PJM	Northeast	California	Marketing	Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2010:
Operating revenues—nonaffiliate(1)	$258	$5	$32	$585	$—	$—	$880
Operating revenues—affiliate(2)	481	67	6	(118)	—	(436)	—

Total operating revenues	739	72	38	467	—	(436)	880
Cost of fuel, electricity and other products—nonaffiliate(3)	4	—	—	200	—	—	204
Cost of fuel, electricity and other products—affiliate(4)	151	44	8	236	—	(436)	3

Total cost of fuel, electricity and other products	155	44	8	436	—	(436)	207

Gross margin (excluding depreciation and amortization)	584	28	30	31	—	—	673
Operating Expenses:
Operations and maintenance—nonaffiliate	65	12	10	—	—	2	89
Operations and maintenance—affiliate	48	12	10	2	—	(2)	70
Depreciation and amortization	33	6	8	—	2	—	49
Gain on sales of assets, net	(2)	—	—	—	—	—	(2)

Total operating expenses, net	144	30	28	2	2	—	206

Operating income (loss)	$440	$(2)	$2	$29	$(2)	$—	$467

Total assets at December 31, 2010	$4,626	$488	$121	$2,418	$1,292	$(1,132)	$7,813

(1)	Includes unrealized gains of $200 million and $163 million for Eastern PJM and Energy Marketing, respectively.

(2)	Includes unrealized gains of $138 million and $15 million for Eastern PJM and Northeast, respectively and unrealized losses of $153 million for Energy Marketing.

(3)	Includes unrealized losses of $11 million for Energy Marketing.

(4)	Includes unrealized losses of $19 million for Northeast and unrealized gains of $8 million and $11 million for Eastern PJM and Energy Marketing, respectively.

	Three Months
	Ended March 31,
	2011	2010
	(in millions)
Operating income for all segments	$35	$467
Interest expense	(30)	(50)
Other, net	(23)	(1)

Net income (loss)	$(18)	$416

8. Litigation and Other Contingencies
We are involved in a number of legal proceedings. In certain cases, plaintiffs seek to recover large or unspecified damages, and some matters may be unresolved for several years. We cannot currently determine the outcome of the proceedings described below or estimate the reasonable amount or range of potential losses, if any, and therefore have not made any provision for such matters unless specifically noted below.
Scrubber Contract Litigation
In January 2011, Stone & Webster, the EPC contractor for the scrubber projects at the Chalk Point, Dickerson and Morgantown facilities, filed two suits against GenOn Mid-Atlantic and one suit against GenOn Chalk Point in the United States District Court for the District of Maryland. Stone & Webster claims that it has not been paid in accordance with the terms of the EPC agreements for the scrubber projects and sought liens against the properties in the amounts of $43.2 million at Chalk Point, $46.8 million at Dickerson and $53.1 million at Morgantown. In March 2011, the court granted liens against the properties. The liens are interlocutory only and will not become final unless and until Stone & Webster is successful in prosecuting its contractual claims. As a result of certain lien restrictions in its lease documentation, GenOn Mid-Atlantic has reserved $143 million of cash (which is included in funds on deposit on the condensed consolidated balance sheet) in respect of such liens. We dispute Stone & Webster’s allegations and in February 2011 filed a related action against Stone &Webster in the United States District Court for the Southern District of New York. The current budget of $1.674 billion continues to represent management’s best estimate of the total capital expenditures for compliance with the Maryland Healthy Air Act.
Environmental Matters
Potomac River NOVs. In 2010, the Virginia DEQ issued several NOVs related to the Potomac River facility. Virginia DEQ asserted that GenOn Potomac River failed to include required particulate matter data in compliance reports for certain periods in 2009, and that, when the data were later provided, they indicated that particulate matter emissions may have exceeded the permitted limit. GenOn Potomac River thinks that the data indicating exceedance of the limit are erroneous. In another NOV, the Virginia DEQ asserted that on one day in each of February 2010 and July 2010 the opacity readings from the facility exceeded the applicable limits in several six minute intervals. In a third NOV, the Virginia DEQ asserted that GenOn Potomac River combusted used oils in the facility’s boilers without authority under its permit and received one shipment of coal that exceeded the maximum ash content allowed under its permit. In a fourth NOV, issued in February 2011, the Virginia DEQ asserted that in January 2011 GenOn Potomac River used a sorbent for the removal of SO2 that was not permitted. We settled these alleged violations for $276,000 with the Virginia DEQ in early May 2011.
Montgomery County Carbon Emissions Levy. The Dickerson facility is located in Montgomery County, Maryland, and effective in May 2010, Montgomery County imposed a levy on major emitters of CO2 in the county of $5 per ton of CO2 emitted. We estimate that the CO2 levy will impose $10 million to $15 million per year in levies owed to Montgomery County. In June 2010, GenOn Mid-Atlantic filed an action against Montgomery County in the United States District Court for the District of Maryland seeking a determination that the CO2 levy is unlawful. In its complaint, GenOn Mid-Atlantic contends that the CO2 levy violates its equal protection and due process rights, imposes an unconstitutional excessive fine, is an unconstitutional bill of attainder, constitutes a prohibited special law under the Maryland Constitution, and is preempted by Maryland law and the RGGI, an interstate compact to which Maryland is a party. In July 2010, the district court ruled that the CO2 levy is a tax rather than a fee and granted a motion filed by Montgomery County seeking dismissal of the suit under the federal Tax Injunction Act for lack of jurisdiction. GenOn Mid-Atlantic has appealed that ruling to the United States Court of Appeals for the Fourth Circuit.

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
Maryland Fly Ash Facilities. We have three fly ash facilities in Maryland: Faulkner, Westland and Brandywine. Until recently, we disposed of fly ash from our Morgantown station at Faulkner. We currently dispose of fly ash from our Morgantown and Chalk Point facilities at Brandywine. We currently dispose of fly ash from our Dickerson station at Westland.
In May 2008, the MDE filed a complaint against GenOn Mid-Atlantic and GenOn MD Ash Management in the Circuit Court for Charles County, Maryland alleging violations of Maryland’s water pollution laws at Faulkner. The MDE contended that the operation of Faulkner had resulted in the discharge of pollutants that exceeded Maryland’s water quality criteria and without the appropriate NPDES permit. The MDE also alleged that we failed to perform certain sampling and reporting required under an applicable NPDES permit. The MDE complaint requested that the court (a) prohibit continuation of the alleged unpermitted discharges, (b) require us to cease from further disposal of any coal combustion byproducts at Faulkner and close and cap the existing disposal cells and (c) assess civil penalties. In July 2008, GenOn MD Ash Management and GenOn Mid-Atlantic filed a motion to dismiss the complaint, arguing that the discharges are permitted by a December 2000 Consent Order. In January 2011, MDE dismissed without prejudice its complaint and informed GenOn that it intended to file a similar lawsuit in federal court. In May 2011, the MDE filed a complaint against GenOn Mid-Atlantic and GenOn MD Ash Management in the United States District Court for the District of Maryland alleging violations of the Clean Water Act and Maryland’s Water Pollution Control Law at Faulkner. The MDE contends that (a) certain of our water discharges are not authorized by our existing permit and (b) operation of the Faulkner landfill has resulted in discharges of pollutants that violate water quality criteria. The complaint asks the court to, among other things, (a) enjoin further disposal of coal ash; (b) enjoin discharges that are not authorized by our existing permit; (c) require numerous technical studies; (d) impose civil penalties and (e) award them attorneys’ fees. We dispute the allegations.
In January 2011, the MDE informed us that it intends to file a complaint related to alleged violations of Maryland’s water pollution laws at Westland.
In April 2010, the MDE filed a complaint against GenOn Mid-Atlantic and GenOn MD Ash Management in the United States District Court for the District of Maryland asserting violations of the Clean Water Act and Maryland’s Water Pollution Control Law at Brandywine. The MDE contends that the operation of Brandywine has resulted in discharges of pollutants that violate Maryland’s water quality criteria. The complaint requests that the court, among other things, (a) enjoin further disposal of coal combustion waste at Brandywine, (b) require us to close and cap the existing open disposal cells within one year, (c) impose civil penalties and (d) award them attorney’s fees. GenOn MD Ash Management and GenOn Mid-Atlantic dispute the allegations. In September 2010, four environmental advocacy groups became intervening parties in the proceeding. In March 2011, the MDE tentatively determined to deny GenOn MD Ash Management’s and GenOn Mid-Atlantic’s application for the renewal of the water discharge permit for Brandywine, which could result in a significant increase in operating expenses for our Chalk Point and Morgantown generating facilities.
The MDE has indicated that it is planning also to deny our applications for the renewal of the water discharge permits for Faulkner and Westland. Denial of the renewal of the water discharge permit for the latter facility could result in a significant increase in operating expenses for our Dickerson generating facility.
We have initiated discussions with the MDE to seek to resolve the dispute related to Brandywine along with the disputes related to Faulkner and Westland described above. We are examining a range of possible alternatives to address the MDE’s concerns. If an alternative acceptable to the MDE is developed, we expect that the MDE would issue renewed, more-stringent (but yet to be developed) permits that would require us to take actions at these three facilities to achieve the more stringent standards. We cannot estimate the costs of the possible actions as they are still being developed but they likely would result in material expenditures (some of which could be capitalized), including possible penalties. There are no assurances that we will be able to resolve these three disputes with the MDE.

Ash Disposal Facility Closures. We are responsible for environmental costs related to the future closures of several ash disposal facilities. GenOn Americas Generation has accrued the estimated discounted costs ($10 million and $9 million at March 31, 2011 and December 31, 2010, respectively) associated with these environmental liabilities as part of its asset retirement obligations. GenOn Mid-Atlantic recorded the estimated discounted costs ($8 million and $7 million at March 31, 2011 and December 31, 2010, respectively) associated with these environmental liabilities as part of its asset retirement obligations.
Chapter 11 Proceedings
In July 2003, and various dates thereafter, GenOn Energy Holdings and certain of its subsidiaries, (collectively, the Mirant Debtors), including us, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. GenOn Energy Holdings, we and most of the other Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. The remaining Mirant Debtors emerged from bankruptcy on various dates in 2007. Approximately 461,000 of the shares of GenOn Energy Holdings common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Upon the Merger, those reserved shares converted into a reserve for approximately 1.3 million shares of GenOn common stock. Under the terms of the Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of GenOn common stock, cash, or both as previously allowed claims, regardless of the price at which the GenOn common stock is trading at the time the claim is resolved.
Complaint Challenging Capacity Rates Under the RPM Provisions of PJM’s Tariff
In May 2008, several parties, including the state public utility commissions of Maryland, Pennsylvania, New Jersey and Delaware, ratepayer advocates, certain electric cooperatives, various groups representing industrial electricity users, and federal agencies (the RPM Buyers), filed a complaint with the FERC asserting that capacity auctions held to determine capacity payments under the RPM provisions of PJM’s tariff had produced rates that were unjust and unreasonable. PJM conducted the capacity auctions that are the subject of the complaint to set the capacity payments in effect under the RPM provisions of its tariff for twelve month periods beginning June 1, 2008, June 1, 2009, and June 1, 2010. The RPM Buyers allege that (a) the times between when the auctions were held and the periods that the resulting capacity rates would be in effect were too short to allow competition from new resources in the auctions, (b) the administrative process established under the RPM provisions of PJM’s tariff was inadequate to restrain the exercise of market power by the withholding of capacity to increase prices, and (c) the locational pricing established under the RPM provisions of PJM’s tariff created opportunities for sellers to raise prices while serving no legitimate function. The RPM Buyers asked the FERC to reduce significantly the capacity rates established by the capacity auctions and to set June 1, 2008, as the date beginning on which any rates found by the FERC to be excessive would be subject to refund. If the FERC were to reduce the capacity payments set through the capacity auctions to the rates proposed by the RPM Buyers, the capacity revenue we have received or expect to receive for the period June 1, 2008 through May 31, 2011, would be reduced by approximately $600 million. In September 2008, the FERC issued an order dismissing the complaint. The FERC found that no party had violated the RPM provisions of PJM’s tariff and that the prices determined during the auctions were in accordance with the tariff’s provisions. The RPM Buyers filed a request for rehearing, which the FERC denied in June 2009. Certain of the RPM Buyers have appealed the orders entered by the FERC to the United States Court of Appeals for the Fourth Circuit. That appeal was transferred to the United States Court of Appeal for the District of Columbia Circuit. On February 8, 2011, the D.C. Circuit affirmed the FERC rulings. None of the RPM Buyers asked the D.C. Circuit to reconsider its decision. The deadline for any party to file for a writ of certiorari with the Supreme Court is May 9, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
A. GenOn Americas Generation
This section is intended to provide the reader with information that will assist in understanding GenOn Americas Generation’s interim financial statements, the changes in those financial statements from period to period and the primary factors contributing to those changes. The following discussion should be read in conjunction with GenOn Americas Generation’s interim financial statements and its 2010 Annual Report on Form 10-K.
Overview
With approximately 9,724 MW of net electric generating capacity, we operate across various fuel (natural gas, coal and oil) and technology types, operating characteristics and regional power markets. At March 31, 2011, our generating capacity was 54% in PJM, 26% in NYISO and ISO-NE and 20% in CAISO.
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
Merger of Mirant and RRI Energy
On December 3, 2010, Mirant and RRI Energy completed their Merger. See note 1 to our consolidated financial statements in our 2010 Annual Report on Form 10-K for further discussion of the Merger.
Hedging Activities
We hedge economically a substantial portion of our Eastern PJM coal-fired baseload generation and certain of our other generation. We generally do not hedge our intermediate and peaking units for tenors greater than 12 months. We hedge economically using products which we expect to be effective to mitigate the price risk of our generation. However, as a result of market liquidity limitations, our hedges often are not an exact match for the generation being hedged, and, we have some risks resulting from price differentials for different delivery points. In addition, we have risks for implied differences in heat rates when we hedge economically power using natural gas. Currently, a significant portion of our hedges are financial swap transactions between GenOn Mid-Atlantic and financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. At April 12, 2011, our aggregate hedge levels based on expected generation were as follows:

	2011(1)	2012	2013	2014	2015
Power	84%	83%	36%	33%	9%
Fuel	91%	76%	49%	—%	—%

(1)	Percentages represent the period from May through December 2011.

The Dodd-Frank Act, which was enacted in July 2010 in response to the global financial crisis, increases the regulation of transactions involving OTC derivative financial instruments. The statute provides that standardized swap transactions between dealers and large market participants will have to be cleared and traded on an exchange or electronic platform. Although the provisions and legislative history of the Dodd-Frank Act provide strong evidence that market participants, such as GenOn Americas Generation, which utilize OTC derivative financial instruments to hedge commercial risks are not to be subject to these clearing and exchange-trading requirements, it is uncertain what the final implementing regulations will provide. The effect of the Dodd-Frank Act on our business depends in large measure on pending rulemaking proceedings of the CFTC, the SEC and the federal banking regulators. Under the Dodd-Frank Act, entities defined as “swap dealers” and “major swap participants” (“SD/MSPs”) will face costly requirements for clearing and posting margin, as well as additional requirements for reporting and business conduct. The CFTC and SEC issued a proposed rulemaking to set final definitions for the terms “swap dealer” and “major swap participant” among others. Although we do not expect our hedging activity to result in our designation as an SD/MSP, as proposed, the “swap dealer” definition in particular is ambiguous, subjective and could be broad enough to encompass some energy companies. In addition, the CFTC and federal banking regulators, who will regulate bank SD/MSPs, separately issued proposed rules to establish capital and margin requirements for SD/MSPs and swap counterparties. While end-user counterparties who are using a swap to hedge or mitigate commercial risk would be generally exempt from mandatory margin requirements under the CFTC’s proposal applicable to non-bank SD/MSPs, they would have to post cash margin to bank SD/MSPs if they exceed exposure thresholds under the federal banking regulators’ proposal. The federal banking regulators’ rulemaking states that the credit support limit shall be determined by the bank SD/MSPs in accordance with their normal credit processes to set credit limits and to collect initial and variation margin. As proposed, the federal banking regulators’ rulemaking does not specify a procedure for determining such thresholds and a major question remains of the extent to which end-users and bank SD/MSPs will be free under the proposal to set their own thresholds to avoid the collection of margin from end-users. If applied to our hedging activity, such regulations could materially affect our ability to hedge economically our generation by significantly increasing the collateral costs associated with such activities.
Capital Expenditures and Capital Resources
During the three months ended March 31, 2011, we invested $21 million for capital expenditures, excluding capitalized interest paid, primarily related to maintenance capital expenditures. At March 31, 2011, we have invested $1.52 billion of the $1.674 billion that was budgeted for capital expenditures related to compliance with the Maryland Healthy Air Act. Provisions in the construction contracts for the scrubbers at three of our largest Maryland coal-fired units provide for certain payments to be made after final completion of the project. The current budget of $1.674 billion continues to represent our best estimate of the total capital expenditures for compliance with the Maryland Healthy Air Act. See note 8 to our interim financial statements for further discussion of the scrubber contract litigation.
The following table details the expected timing of payments for our estimated capital expenditures, excluding capitalized interest, for the remainder of 2011 and 2012:

	April 1, 2011
	through
	December 31,
	2011	2012
	(in millions)
Maryland Healthy Air Act	$154	$—
Other environmental	6	9
Maintenance	35	40
Other construction	45	7

Total	$240	$56

We expect that available cash and future cash flows from operations will be sufficient to fund these capital expenditures.

Environmental Matters
Several proposed environmental regulations are pending. The dates of final regulations and implementation deadlines are difficult to predict. The following summarizes material first quarter 2011 environmental regulatory developments. See also our discussion under the caption “Environmental Matters” in note 8 to our interim financial statements, including the discussion of the process for obtaining renewals from the MDE of water discharge permits for our Brandywine, Faulkner and Westland ash facilities. Our 2010 Annual Report on Form 10-K contains discussion of other pending environmental matters, including the proposed Transport Rule.
AB 32. In California, emissions of greenhouse gases are governed by California’s Global Warming Solutions Act (AB 32), which requires that statewide greenhouse gas emissions be reduced to 1990 levels by 2020. In December 2008, the CARB approved a Scoping Plan for implementing AB 32. The Scoping Plan requires that the CARB adopt a cap-and-trade regulation by January 2011 and that the cap-and-trade program begin in 2012. The CARB’s schedule for developing regulations to implement AB 32 is being coordinated with the schedule of the WCI for development of a regional cap-and-trade program for greenhouse gas emissions. Through the WCI, California is working with other western states and Canadian provinces to coordinate and implement a regional cap-and-trade program. In October 2010, the CARB released its proposed cap-and-trade regulation for public comment, which the CARB approved in December 2010. In March 2011, a California superior court judge enjoined the implementation of the cap-and-trade program and related Scoping Plan measures until CARB remedies various procedural flaws related to CARB’s environmental review of the Scoping Plan under the California Environmental Quality Act, possibly delaying the scheduled January 2012 implementation date. Our California generating facilities will be required to comply with the cap-and-trade regulations and related rules when they go into effect. The recently adopted cap-and-trade regulation and any other plans, rules and programs approved to implement AB 32 could adversely affect the costs of operating the facilities.
Water Regulations. We are required under the Clean Water Act to comply with intake and discharge requirements, requirements for technological controls and operating practices. To discharge water, we generally need permits required by the Clean Water Act. Such permits typically are subject to review every five years. As with air quality regulations, federal and state water regulations are expected to impose additional and more stringent requirements or limitations in the future. This is particularly the case for regulatory requirements governing cooling water intake structures, which are subject to regulation under section 316(b) of the Clean Water Act (the 316(b) regulations). A 2007 decision by the United States Court of Appeals for the Second Circuit (the Second Circuit) in Riverkeeper Inc. et al. v. EPA, in which the court remanded to the EPA for reconsideration numerous provisions of the EPA’s section 316(b) regulations for existing power plants, has created substantial uncertainty about exactly what technologies or other measures will be needed to satisfy section 316(b) requirements in the future and when any new requirements will be imposed. Following that ruling by the Second Circuit, the EPA in 2007 suspended its 316(b) regulations for existing power plants. Various parties sought review of the Second Circuit’s decision by the United States Supreme Court, and it granted those requests with respect to whether the EPA could permissibly weigh costs versus benefits in determining what requirements to impose. On April 1, 2009, the Supreme Court reversed the Second Circuit, ruling that the EPA had permissibly relied on cost-benefit analysis in setting standards for cooling water intake structures for existing power plants and authorizing site-specific variances. The Supreme Court’s ruling did not alter other aspects of the Second Circuit’s decision. In April 2011, the EPA proposed a 316(b) rule that would apply to virtually all existing facilities, including power plants that use cooling water intake structures to withdraw water from waters of the United States. That proposal would impose national standards for reducing mortality for larger, impingeable-sized organisms. It requires permit writers to establish controls for smaller, entrainable-sized organisms on a site-specific basis, taking into account a variety of factors, including costs and benefits. The EPA will accept public comment on its proposal until July 19, 2011, and the final rule may differ from the proposal as a result of that process. Until the EPA issues the final rule, which it has committed to do by July 2012, there is significant uncertainty regarding what technologies or other measures will be needed to satisfy section 316(b) regulations.

HAPs Regulations. In May 2011, the EPA proposed emission standards for HAPs from coal- and oil-fired units. The EPA proposes to establish limits for mercury, non-mercury metals and acid gases. We do not expect these proposals to materially affect our operations. Our Maryland coal-fired units already are subject to SO2, NOx, and mercury limits under the Maryland Healthy Air Act. Accordingly, emissions from our Maryland coal-fired units already meet the EPA’s proposed HAPs standards as a result of the controls that have been installed.
Potrero Shutdown
On February 28, 2011, the Potrero facility was shut down. See note 3 to our consolidated financial statements in our 2010 Annual Report on Form 10-K for further discussion.
Commodity Prices
The prices for power and natural gas remain low compared to several years ago. The energy gross margin from our baseload coal units is negatively affected by these price levels. For that portion of the volumes of generation that we have hedged, we are generally unaffected by subsequent changes in commodity prices because our realized gross margin will reflect the contractual prices of our power and fuel contracts. We continue to add economic hedges to manage the risks associated with volatility in prices and to achieve more predictable realized gross margin.
Results of Operations
Non-GAAP Performance Measures. The following discussion includes the non-GAAP financial measures “realized gross margin” and “unrealized gross margin” to reflect how we manage our business. In our discussion of the results, we include the components of realized gross margin, which are energy, contracted and capacity, and realized value of hedges. Management generally evaluates our operating results excluding the impact of unrealized gains and losses. When viewed with our GAAP financial results, these non-GAAP financial measures may provide a more complete understanding of factors and trends affecting our business. Realized gross margin represents our gross margin (excluding depreciation and amortization) less unrealized gains and losses on derivative financial instruments. Conversely, unrealized gross margin represents our unrealized gains and losses on derivative financial instruments. None of our derivative financial instruments recorded at fair value is designated as a hedge and changes in their fair values are recognized currently in income as unrealized gains or losses. As a result, our financial results are, at times, volatile and subject to fluctuations in value primarily because of changes in forward electricity and fuel prices. Realized gross margin, together with its components energy, contracted and capacity and realized value of hedges, provide a measure of performance that eliminates the volatility reflected in unrealized gross margin, which is created by significant shifts in market values between periods. However, these non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures used by other companies. We use these non-GAAP financial measures in communications with investors, analysts, rating agencies, banks and other parties. We think these non-GAAP financial measures provide meaningful representations of our consolidated operating performance and are useful to us and others in facilitating the analysis of our results of operations from one period to another. We encourage our investors to review our financial statements and other publicly filed reports in their entirety and not to rely on a single financial measure.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Consolidated Financial Performance
We reported net loss of $18 million and net income of $416 million during the three months ended March 31, 2011 and 2010, respectively. The change in net income/loss is detailed as follows:

	Three Months
	Ended March 31,		Increase/
	2011	2010	(Decrease)
	(in millions)
Gross margin:
Energy	$97	$110	$(13)
Contracted and capacity	121	142	(21)
Realized value of hedges	67	69	(2)

Total realized gross margin	285	321	(36)
Unrealized gross margin	(71)	352	(423)

Total gross margin (excluding depreciation and amortization)	214	673	(459)
Operating expenses:
Operations and maintenance—nonaffiliate	79	89	(10)
Operations and maintenance—affiliate	60	70	(10)
Depreciation and amortization	40	49	(9)
Gain on sales of assets, net	—	(2)	2

Total operating expenses	179	206	(27)

Operating income	35	467	(432)

Other income (expense), net:
Interest expense, net	(30)	(50)	20
Other, net	(23)	(1)	(22)

Total other expense, net	(53)	(51)	(2)

Net income (loss)	$(18)	$416	$(434)

Realized Gross Margin. Our realized gross margin consists of energy, contracted and capacity and realized value of hedges. Energy represents gross margin from the generation of electricity, fuel sales and purchases at market prices, fuel handling, steam sales and our proprietary trading and fuel oil management activities. Contracted and capacity represents gross margin received from capacity sold in ISO and RTO administered capacity markets, through RMR contracts (through February 28, 2011), through PPAs and tolling agreements and from ancillary services. Realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts and the difference between market prices and contract costs for fuel. Power hedging contracts include sales of both power and natural gas used to hedge power prices, as well as hedges to capture the incremental value related to the geographic location of our physical assets.
During the three months ended March 31, 2011, our realized gross margin decrease of $36 million was principally a result of the following:
•	a decrease of $21 million in contracted and capacity primarily resulting from lower capacity prices in Eastern PJM and the Northeast;
•	a decrease of $13 million in energy, primarily as a result of a decrease in generation volumes in Eastern PJM as a result of contracting dark spreads, partially offset by an increase from our fuel oil management activities in Energy Marketing primarily from the sales of fuel oil; and
•	a decrease of $2 million in realized value of hedges primarily as a result of a decrease in our power hedges in Eastern PJM and the Northeast primarily resulting from prices, offset in part by an increase in our coal hedges in Eastern PJM resulting from prices.

Unrealized Gross Margin. Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods. Our unrealized gross margin for both periods reflects the following:
•	unrealized losses of $71 million during the three months ended March 31, 2011, which included $67 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period and a $4 million net decrease in the value of hedge and proprietary trading contracts for future periods. The decrease in value was primarily related to increases in oil prices, offset by decreases in forward power and natural gas prices; and
•	unrealized gains of $352 million during the three months ended March 31, 2010, which included a $433 million net increase in the value of hedge and trading contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by $81 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period.
Operating Expenses. Our operating expenses decrease of $27 million was principally a result of the following:
•	a decrease of $20 million in operations and maintenance expense primarily as a result of a decrease in outage expenses in Eastern PJM incurred during the three months ended March 31, 2011 compared to the same period in 2010, a decrease in allocated overhead costs as a result of a change in the allocation methodology as a result of the Merger and a decrease as a result of the shutdown of the Potrero generating facility in 2011; and
•	a decrease of $9 million in depreciation and amortization expense primarily as a result of a decrease in the carrying value of the Dickerson and Potomac River generating facilities as a result of impairment losses taken in the fourth quarter of 2010, and shutdown of the Potrero generating facility; offset in part by
•	a decrease of $2 million in gain on sales of assets primarily related to emissions allowances sold to third parties in 2010.
Interest Expense, Net. Interest expense, net decrease of $20 million reflects lower interest expense as a result of repayment of the GenOn North America senior secured credit facilities and senior notes in December 2010 and January 2011, respectively.
Other, Net. Other, net change of $22 million was primarily a result of $23 million relating to the loss on extinguishment of debt primarily related to a $16 million premium and a $7 million write-off of unamortized debt issuance costs related to the GenOn North America senior notes that were repaid in 2011.

Operating Statistics
The following table summarizes power generation volumes by segment:

	Three Months
	Ended March 31,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
	(in gigawatt hours)
Eastern PJM:
Baseload	3,511	3,972	(461)	(12)%
Intermediate	21	55	(34)	(62)%
Peaking	14	6	8	133%

Total Eastern PJM	3,546	4,033	(487)	(12)%

Northeast:
Baseload	379	365	14	4%
Intermediate	20	9	11	122%

Total Northeast	399	374	25	7%

California:
Intermediate	11	123	(112)	(91)%

Total California	11	123	(112)	(91)%

Total	3,956	4,530	(574)	(13)%

The total decrease in power generation volumes during the three months ended March 31, 2011, as compared to the same period in 2010, is primarily the result of the following:
Eastern PJM. A decrease in our baseload and intermediate generation volumes primarily as a result of contracting dark spreads, partially offset by an increase in our peaking generation.
Northeast. An increase in our Northeast baseload and intermediate generation as a result of lower average temperatures.
California. The decrease in our intermediate generation volumes is primarily the result of the shutdown of the Potrero generating facility.

Financial Condition
Liquidity and Capital Resources
Management thinks that our liquidity position and cash flows from operations will be adequate to fund operating, maintenance and capital expenditures, to fund debt service and to meet other liquidity requirements. Management regularly monitors our ability to fund our operating, financing and investing activities. See note 3 to our interim financial statements for additional discussion of our debt.
Sources of Funds and Capital Structure
The principal sources of our liquidity are expected to be: (a) existing cash on hand and expected cash flows from the operations of our subsidiaries, (b) at its discretion, letters of credit issued or borrowings made under GenOn’s senior secured revolving credit facility, and (c) at its discretion, additional capital contributions from GenOn.
The table below sets forth total cash and cash equivalents of GenOn Americas Generation and its subsidiaries at March 31, 2011 (in millions):

Cash and Cash Equivalents:
GenOn Americas Generation (excluding GenOn Mid-Atlantic)	$271
GenOn Mid-Atlantic	131

Total cash and cash equivalents	$402

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At March 31, 2011, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.
GenOn Americas Generation is a holding company. The chart below is a summary representation of our capital structure and is not a complete corporate organizational chart.

(1)	On May 2, 2011, GenOn Americas Generation repaid the $535 million of senior notes that came due.

Except for existing cash on hand, GenOn Americas Generation is a holding company that is dependent on the distributions and dividends of its subsidiaries for liquidity and, at its discretion, additional capital contributions from GenOn. In particular, a substantial portion of cash from its operations is generated by GenOn Mid-Atlantic.
GenOn Mid-Atlantic’s ability to pay dividends and make distributions is restricted under the terms of its operating leases. Under the operating leases, GenOn Mid-Atlantic is not permitted to make any distributions and other restricted payments unless: (a) it satisfies the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) it is projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. In the event of a default under the operating leases or if the restricted payment tests are not satisfied, GenOn Mid-Atlantic would not be able to distribute cash. At March 31, 2011, GenOn Mid-Atlantic satisfied the restricted payments test.
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
Repayment of Debt. On January 3, 2011, part of the proceeds from the merger-related debt issuances was used to redeem $866 million (principal and 1.844% premium) of GenOn North America senior unsecured notes due 2013. On May 2, 2011, we repaid our $535 million of senior notes that came due. See note 3 to our interim financial statements.
Capital Expenditures. Our capital expenditures, excluding capitalized interest paid, during the three months ended March 31, 2011, were $21 million. We estimate our capital expenditures, excluding capitalized interest, for the period April 1, 2011 through December 31, 2012 will be $296 million. See “Capital Expenditures and Capital Resources” for further discussion of our capital expenditures.
Cash Collateral and Letters of Credit. In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide cash collateral or letters of credit as credit support for various contractual and other obligations incurred in connection with our commercial and operating activities, including obligations in respect of transmission and interconnection access, participation in power pools, rent reserves, power purchases and sales, fuel and emission purchases and sales, construction and equipment purchases, and other operating activities. Credit support includes cash collateral, letters of credit, surety bonds and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. At March 31, 2011, we had $152 million of posted cash collateral and GenOn had $172 million of letters of credit outstanding under its revolving credit facility on our behalf primarily to support our asset management activities, trading activities, rent reserve requirements and other commercial arrangements. Our liquidity requirements are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility, credit terms with third parties and regulation of energy contracts.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds provided:

	March 31,	December 31,
	2011	2010
	(in millions)
Cash collateral posted—energy trading and marketing	$112	$80
Cash collateral posted—other operating activities	40	40
Letters of credit—rent reserves(1)	98	101
Letters of credit—energy trading and marketing(1)	38	63
Letters of credit—other operating activities(1)	36	31
Surety bonds	8	7

Total	$332	$322

(1)	Represents letters of credit posted by GenOn for the benefit of GenOn Americas Generation.
Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations
Other than the repayment of the GenOn North America senior notes on January 3, 2011 and the GenOn Americas Generation senior unsecured notes on May 2, 2011, there have been no significant changes to our debt obligations, off-balance sheet arrangements and contractual obligations from those presented in our 2010 Annual Report on Form 10-K.
Historical Cash Flows
Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities from continuing operations decreased $73 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily as a result of the following:
•	Accounts payable, collateral. A decrease in cash provided of $78 million primarily as a result of $1 million returned to our counterparties in 2011 compared to $77 million posted by our counterparties in 2010;
•	Net accounts receivables and accounts payables. A decrease in cash provided of $52 million primarily as a result of decreases in the settlement prices of our power hedges; and
•	Realized gross margin. A decrease in cash provided of $44 million in 2011 compared to the same period in 2010 (excluding lower of cost or market inventory adjustments of $8 million in 2010). See “Results of Operations” in Item 2 for additional discussion of our performance in 2011 as compared to the same period in 2010; and
•	Funds on deposit. A decrease in cash provided of $18 million primarily as a result of $32 million of additional collateral posted with our counterparties in 2011 compared to $14 million of additional collateral posted in 2010.

The increases in cash used in and decreases in cash provided by operating activities were partially offset by the following:
•	Inventory. A decrease in cash used of $75 million primarily related to the changes in fuel oil inventory;
•	Other operating assets and liabilities. A decrease in cash used of $24 million related to changes in other operating assets and liabilities; and
•	Operating expenses. A decrease in cash used related to lower operations and maintenance expense of $20 million. See “Results of Operations” in Item 2 for additional discussion of our performance in 2011 compared to the same period in 2010.
Investing Activities. Net cash provided by investing activities increased by $665 million for the three months ended March 31, 2011, compared to the same period in 2010. This difference was primarily a result of the following:
•	Withdrawals from restricted funds on deposit. An increase in cash provided of $866 million primarily related to funds received from the GenOn debt financing on December 3, 2010, which were subsequently placed in restricted deposits at December 31, 2010. The withdrawal of cash was used to repay long-term debt. See note 3 to our interim financial statements; and
•	Capital expenditures. A decrease in cash used of $62 million primarily as a result of payments related to our Maryland scrubber projects in 2010.
The increase in cash provided by and decrease in cash used in investing activities were partially offset by the following:
•	Payments into restricted funds on deposit. A decrease in cash provided of $143 million primarily related to funds placed in restricted deposits as a result of our scrubber contract litigation and related liens. See note 8 to our interim financial statements; and
•	Intercompany debt. An increase in cash used of $122 million related to the repayment of intercompany debt.
Financing Activities. Net cash used in financing activities increased by $873 million for the three months ended March 31, 2011, compared to the same period in 2010. This difference was primarily a result of the repayment of long-term debt. See note 3 to our interim financial statements. In addition, $100 million was distributed to our member in 2011. We made no distribution in 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
B. GenOn Mid-Atlantic
This section is intended to provide the reader with information that will assist in understanding GenOn Mid-Atlantic’s interim financial statements, the changes in those financial statements from period to period and the primary factors contributing to those changes. The following discussion should be read in conjunction with GenOn Mid-Atlantic’s interim financial statements and its 2010 Annual Report on Form 10-K.
Overview
With approximately 5,204 MW of net electric generating capacity in the PJM market, we operate across various fuel (natural gas, coal and oil) and technology types, and operating characteristics. We provide energy, capacity, ancillary and other energy services to wholesale customers in the PJM market. GenOn Americas Generation’s commercial operations provides us with services that consist primarily of dispatching electricity, hedging the generation and sale of electricity, procuring and managing fuel and providing logistical support for the operation of our facilities (e.g., by procuring transportation for coal and natural gas).
Merger of Mirant and RRI Energy
Refer to “Merger of Mirant and RRI Energy” above for GenOn Americas Generation.
Hedging Activities
We hedge economically a substantial portion of our PJM coal-fired baseload generation. We generally do not hedge our intermediate and peaking units for tenors greater than 12 months. We hedge economically using products which we expect to be effective to mitigate the price risk of our generation. However, as a result of market liquidity limitations, our hedges often are not an exact match for the generation being hedged, and, we have some risks resulting from price differentials for different delivery points. In addition, we have risks for implied differences in heat rates when we hedge economically power using natural gas. Although some of our hedges are executed through our affiliate, GenOn Energy Management, a majority of our hedges are financial swap transactions with financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. At April 12, 2011, our aggregate hedge levels based on expected generation were as follows:

	2011(1)	2012	2013	2014	2015
Power	83%	84%	38%	36%	10%
Fuel	91%	78%	53%	—%	—%

(1)	Percentages represent the period from May through December 2011.
The Dodd-Frank Act, which was enacted in July 2010 in response to the global financial crisis, increases the regulation of transactions involving OTC derivative financial instruments. The statute provides that standardized swap transactions between dealers and large market participants will have to be cleared and traded on an exchange or electronic platform. Although the provisions and legislative history of the Dodd-Frank Act provide strong evidence that market participants, such as GenOn Mid-Atlantic, which utilize OTC derivative financial instruments to hedge commercial risks are not to be subject to these clearing and exchange-trading requirements, it is uncertain what the final implementing regulations will provide. The effect of the Dodd-Frank Act on our business depends in large measure on pending rulemaking proceedings of the CFTC, the SEC and the federal banking regulators. Under the Dodd-Frank Act, entities defined as “swap dealers” and “major swap participants” (“SD/MSPs”) will face costly requirements for clearing and posting margin, as well as additional requirements for reporting and business conduct. The CFTC and SEC issued a proposed rulemaking to set final definitions for the terms “swap dealer” and “major swap participant” among others. Although we do not expect our hedging activity to result in our designation as an SD/MSP, as proposed, the “swap dealer” definition in particular is ambiguous, subjective and could be broad enough to encompass some energy companies. In addition, the CFTC and federal banking regulators, who will regulate bank SD/MSPs, separately issued proposed rules to establish capital and margin requirements for SD/MSPs and swap counterparties. While end-user counterparties who are using a swap to hedge or mitigate commercial risk would be generally exempt from mandatory margin requirements under the CFTC’s proposal applicable to non-bank SD/MSPs, they would have to post cash margin to bank SD/MSPs if they exceed exposure thresholds under the federal banking regulators’ proposal. The federal banking regulators’ rulemaking states that the credit support limit shall be determined by the bank SD/MSPs in accordance with their normal credit processes to set credit limits and to collect initial and variation margin. As proposed, the federal banking regulators’ rulemaking does not specify a procedure for determining such thresholds and a major question remains of the extent to which end-users and bank SD/MSPs will be free under the proposal to set their own thresholds to avoid the collection of margin from end-users. If applied to our hedging activity, such regulations could materially affect our ability to hedge economically our generation by significantly increasing the collateral costs associated with such activities.
Capital Expenditures and Capital Resources
During the three months ended March 31, 2011, we invested $19 million for capital expenditures, primarily related to maintenance capital expenditures. At March 31, 2011, we have invested $1.52 billion of the $1.674 billion that was budgeted for capital expenditures related to compliance with the Maryland Healthy Air Act. Provisions in the construction contracts for the scrubbers at three of our largest Maryland coal-fired units provide for certain payments to be made after final completion of the project. The current budget of $1.674 billion continues to represent our best estimate of the total capital expenditures for compliance with the Maryland Healthy Air Act. See note 8 to our interim financial statements for further discussion of the scrubber contract litigation.
The following table details the expected timing of payments for our estimated capital expenditures for the remainder of 2011 and 2012:

	April 1, 2011
	through
	December 31,
	2011	2012
	(in millions)
Maryland Healthy Air Act	$154	$—
Other environmental	6	5
Maintenance	30	34
Other construction	44	7

Total	$234	$46

We expect that available cash and future cash flows from operations will be sufficient to fund these capital expenditures.
Environmental Matters
Refer to “Environmental Matters” above for GenOn Americas Generation.

Commodity Prices
Refer to “Commodity Prices” above for GenOn Americas Generation.
Results of Operations
Non-GAAP Performance Measures. Refer to “Non-GAAP Performance Measures” above for GenOn Americas Generation.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Consolidated Financial Performance
We reported net income of $31 million and $439 million during the three months ended March 31, 2011 and 2010, respectively. The change in net income is detailed as follows:

	Three Months Ended
	March 31,		Increase/
	2011	2010	(Decrease)
	(in millions)
Gross margin:
Energy	$61	$92	$(31)
Contracted and capacity	77	89	(12)
Realized value of hedges	63	57	6

Total realized gross margin	201	238	(37)
Unrealized gross margin	(39)	346	(385)

Total gross margin (excluding depreciation and amortization)	162	584	(422)

Operating expenses:
Operations and maintenance—nonaffiliate	62	65	(3)
Operations and maintenance—affiliate	40	48	(8)
Depreciation and amortization	29	33	(4)
Gain on sales of assets, net—affiliate	—	(2)	2

Total operating expenses	131	144	(13)

Operating income	31	440	(409)

Other income (expense), net:
Interest expense, net	—	(1)	1

Total other expense, net	—	(1)	1

Net income	$31	$439	$(408)

Realized Gross Margin. During the three months ended March 31, 2011, our realized gross margin decrease of $37 million was principally a result of the following:
•	a decrease of $31 million in energy, primarily as a result of a decrease in generation volumes as a result of contracting dark spreads; and
•	a decrease of $12 million in contracted and capacity primarily as a result of a decrease in capacity prices; partially offset by
•	an increase of $6 million in realized value of hedges primarily as a result of an increase in our coal hedges resulting from prices, offset in part by a decrease in our power hedges primarily resulting from prices.

Unrealized Gross Margin. Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods. Our unrealized gross margin for both periods reflects the following:
•	unrealized losses of $39 million during the three months ended March 31, 2011, which included $54 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period, partially offset by a $15 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices and increases in forward coal prices; and
•	unrealized gains of $346 million during the three months ended March 31, 2010, which included a $396 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, partially offset by $50 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period.
Operating Expenses. Our operating expenses decrease of $13 million was principally a result of the following:
•	a decrease of $11 million in operations and maintenance expense primarily as a result of a decrease in outage expenses incurred during the three months ended March 31, 2011 compared to the same period in 2010 and a decrease in allocated overhead costs as a result of a change in the allocation methodology as a result of the Merger; and
•	a decrease of $4 million in depreciation and amortization expense primarily as a result of a decrease in the carrying value of the Dickerson and Potomac River generating facilities as a result of impairment losses taken in the fourth quarter of 2010; offset in part by
•	a decrease of $2 million in gain on sales of assets primarily related to emissions allowances sold to third parties in 2010.
Operating Statistics
Our power generation volumes during the three months ended March 31, 2011 (in gigawatt hours) was 3,546 compared to 4,033 during the same period in 2010. See “Operating Statistics” in “Results of Operations—GenOn Americas Generation” above for additional details on power generation volumes.
Financial Condition
Liquidity and Capital Resources
Management thinks that our liquidity position and cash flows from operations will be adequate to fund operating, maintenance and capital expenditures, and to service our operating leases and to meet other liquidity requirements. Management regularly monitors our ability to fund our operating, financing and investing activities.
Sources of Funds
The principal sources of our liquidity are expected to be: (a) existing cash on hand and expected cash flows from our operations and the operations of our subsidiaries, (b) at its discretion, capital contributions or advances from GenOn North America and (c) at its discretion, letters of credit issued or borrowings made under GenOn’s senior secured revolving credit facility.
We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At March 31, 2011, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

At March 31, 2011, we had $131 million of cash, which amount was available under the operating leases for distribution to GenOn North America.
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
Capital Expenditures. Our capital expenditures during the three months ended March 31, 2011, were $19 million. We estimate our capital expenditures for the period April 1, 2011 through December 31, 2012 will be $280 million. See “Capital Expenditures and Capital Resources” for further discussion of our capital expenditures.
Operating Leases. We lease 100% interest in both the Dickerson and Morgantown baseload units and associated property through 2029 and 2034, respectively, and have an option to extend the leases. Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. We are accounting for these leases as operating leases. Although there is variability in the scheduled payment amounts over the lease term, we recognize rent expense for these leases on a straight-line basis in accordance with GAAP. Rent expense under our leases was $24 million during both the three months ended March 31, 2011 and 2010.
Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations
There have been no significant changes to our debt obligations, off-balance sheet arrangements and contractual obligations from those presented in our 2010 Annual Report on Form 10-K.
Historical Cash Flows
Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities from continuing operations decreased $32 million for the three months ended March 31, 2011, compared to the same period in 2010, primarily as a result of the following:
•	Realized gross margin. A decrease in cash provided of $45 million in 2011 compared to the same period in 2010 (excluding lower of cost or market inventory adjustments of $8 million in 2010). See “Results of Operations” in Item 2 for additional discussion of our performance in 2011 as compared to the same period in 2010;
The decrease in cash provided by operating activities was partially offset by the following:
•	Operating expenses. A decrease in cash used related to lower operations and maintenance expense of $9 million. See “Results of Operations” in Item 2 for additional discussion of our performance in 2011 compared to the same period in 2010; and
•	Other operating assets and liabilities. A decrease in cash used of $4 million related to changes in other operating assets and liabilities.

Investing Activities. Net cash used in investing activities increased by $86 million for the three months ended March 31, 2011, compared to the same period in 2010. This difference was primarily a result of the following:
•	Payments into restricted funds on deposit. A decrease in cash provided of $143 million primarily related to funds placed in restricted deposits as a result of our scrubber contract litigation and related liens. See note 8 to our interim financial statements; and
•	Proceeds from sale of assets. A decrease in cash provided of $3 million primarily related to the sale of emission credits in 2010; partially offset by
•	Capital expenditures. A decrease in cash used of $60 million primarily as a result of payments related to our Maryland scrubber projects in 2010.
Financing Activities. Net cash used in financing activities increased by $25 million for the three months ended March 31, 2011, compared to the same period in 2010. This difference was primarily a result of $100 million distributed to our member in 2011 compared to $75 million distributed in 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
Item 3 has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction 2 to Form 10-Q

ITEM 4.	CONTROLS AND PROCEDURES
Effectiveness of Disclosure Controls and Procedures
As required by Exchange Act Rule 13a-15(b), our management, including our Principal Executive Officer and our Principal Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2011. Based upon this assessment, our management concluded that, as of March 31, 2011, the design and operation of these disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
We continue to integrate certain business operations, information systems (including commercial accounting systems), processes and related internal control over financial reporting as a result of the Merger. During the quarter ended March 31, 2011, these changes included adopting a single enterprise wide resource planning system. We will continue to assess the effectiveness of our internal control over financial reporting as we execute merger integration activities.

PART II

ITEM 1.	LEGAL PROCEEDINGS
See note 8 to our interim financial statements for discussion of the material legal proceedings to which we are a party, including material developments during the first quarter of 2011.

ITEM 1A.	RISK FACTORS
Part I, Item 1A, “Risk Factors” of our 2010 Annual Report on Form 10-K includes a discussion of our risk factors. There have been no material changes in our risk factors since those reported in our 2010 Annual Report on Form 10-K.

ITEM 6.	EXHIBITS
(a) Exhibits.
GenOn Americas Generation

Exhibit No.		Exhibit Name

3.1
Certificate of Formation for Mirant Americas Generation, LLC, filed with the Delaware Secretary of State dated at November 1, 2001 (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed November 9, 2001, File No. 333-63240)

3.2
Certificate of Amendment to Certificate of Formation of Mirant Americas Generation, LLC, filed with the Delaware Secretary of State dated at December 3, 2010 (Incorporated herein by reference to Exhibit 3.2A1 to Registrant’s Annual Report on Form 10-K filed March 1, 2011, File No. 333-63240)

3.2
Second Amended and Restated Limited Liability Agreement for GenOn Americas Generation, LLC dated December 3, 2010 (Incorporated herein by reference to Exhibit 3.3A1 to Registrant’s Annual Report on Form 10-K filed March 1, 2011, File No. 333-63240)

4.1
GenOn Americas Generation agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of GenOn Americas Generation and all of its consolidated subsidiaries for which financial statements are required to be filed with the Securities and Exchange Commission.

31.1A1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2A3	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1A1	*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

32.2A3	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits filed herewith.

GenOn Mid-Atlantic

Exhibit No.		Exhibit Name

3.1
Certificate of Formation of Southern Energy Mid-Atlantic, LLC, dated at July 12, 2000 (Incorporated herein by reference to Exhibit 3.1 to Registrant’s Registration Statement on Form S-4, Registration No. 333-61668)

3.2
Certificate of Amendment to Certificate of Formation of Mirant Mid-Atlantic, LLC, filed with the Delaware Secretary of State dated at January 20, 2011 (Incorporated herein by reference to Exhibit 3.2A2 to Registrant’s Annual Report on Form 10-K filed March 1, 2011, File No. 333-63240)

3.3
Second Amended and Restated Limited Liability Company Agreement of GenOn Mid-Atlantic, LLC, dated January 20, 2011 (Incorporated herein by reference to Exhibit 3.2A2 to Registrant’s Annual Report on Form 10-K filed March 1, 2011, File No. 333-63240)

4.1		GenOn Mid-Atlantic agrees to furnish to the Securities and Exchange Commission, upon request, a copy of any instrument defining the rights of holders of long-term debt of GenOn Mid-Atlantic.

31.1A2	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

31.2A4	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under Securities Exchange Act of 1934

32.1A2	*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

32.2A4	*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(b))

*	Asterisk indicates exhibits filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenOn Americas Generation, LLC
Date: May 9, 2011	By:	/s/ THOMAS C. LIVENGOOD
Thomas C. Livengood
Senior Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GenOn Mid-Atlantic, LLC
Date: May 9, 2011	By:	/s/ THOMAS C. LIVENGOOD
Thomas C. Livengood
Senior Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)