Form 10-Q
period 2011-09-30
GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2011-11-09
CIK 1138258, 1140761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 333-63240

GenOn Americas Generation, LLC

(Exact Name of Registrant as Specified in Its Charter)

51-0390520

(I.R.S. Employer Identification No.)

Commission File Number: 333-61668

GenOn Mid-Atlantic, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	58-2574140
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1000 Main Street,
Houston, Texas	77002
(Address of Principal Executive Offices)	(Zip Code)

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

Glossary of Certain Defined Terms

AB 32	California’s Global Warming Solutions Act.

ancillary services	Services that ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services include regulation service, spinning and non-spinning reserves and voltage support.

Administrative Services Agreement	Management, personnel and services agreement with GenOn Energy Services, effective January 3, 2006.

Bankruptcy Court	United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division.

baseload generating units	Units designed to satisfy minimum baseload requirements of the system and produce electricity at an essentially constant rate and run continuously.

CAIR	Clean Air Interstate Rule.

CAISO	California Independent System Operator.

capacity	Energy that could have been generated at continuous full-power operation during the period.

CARB	California Air Resources Board.

CFTC	Commodity Futures Trading Commission.

Clean Air Act	Federal Clean Air Act.

CO2	Carbon dioxide.

CSAPR	Cross-State Air Pollution Rule.

dark spread	The difference between power prices and coal fuel costs.

D.C. Circuit	The United States Court of Appeals for the District of Columbia Circuit.

Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act.

EPA	United States Environmental Protection Agency.

EPC	Engineering, procurement and construction.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board.

FERC	Federal Energy Regulatory Commission.

GAAP	United States generally accepted accounting principles.

GenOn	GenOn Energy, Inc. (formerly known as RRI Energy, Inc.) and, except where the context indicates otherwise, its subsidiaries, after giving effect to the Merger.

GenOn Americas	GenOn Americas, Inc. (formerly known as Mirant Americas, Inc.).

GenOn Americas Generation	GenOn Americas Generation, LLC (formerly known as Mirant Americas Generation, LLC).

GenOn California North	GenOn California North, LLC (formerly known as Mirant California, LLC).

GenOn Chalk Point	GenOn Chalk Point, LLC (formerly known as Mirant Chalk Point, LLC).

GenOn credit facilities	Senior secured term loan and revolving credit facility of GenOn and certain of its subsidiaries.

GenOn Energy Holdings	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries.

GenOn Energy Management	GenOn Energy Management, LLC (formerly known as Mirant Energy Trading, LLC).

GenOn Energy Services	GenOn Energy Services, LLC (formerly known as Mirant Services, LLC).

GenOn Kendall	GenOn Kendall, LLC (formerly known as Mirant Kendall, LLC).

GenOn Marsh Landing	GenOn Marsh Landing, LLC (formerly known as Mirant Marsh Landing, LLC).

GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC (formerly known as Mirant Mid-Atlantic, LLC) and, except where the context indicates otherwise, its subsidiaries.

GenOn North America	GenOn North America, LLC (formerly known as Mirant North America, LLC).

GenOn Potomac River	GenOn Potomac River, LLC (formerly known as Mirant Potomac River, LLC).

HAPs	Hazardous Air Pollutants.

Hudson Valley Gas	Hudson Valley Gas Corporation.

intermediate generating units	Units designed to satisfy system requirements that are greater than baseload and less than peaking.

ISO	Independent system operator.

ISO-NE	Independent System Operator-New England.

LIBOR	London InterBank Offered Rate.

MDE	Maryland Department of the Environment.

Merger	The merger completed on December 3, 2010 pursuant to the Merger Agreement.

Merger Agreement	The agreement by and among Mirant Corporation, RRI Energy, Inc. and RRI Energy Holdings, Inc. dated as of April 11, 2010.

Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries.

MW	Megawatt.

MWh	Megawatt hour.

NAAQS	National Ambient Air Quality Standards.

net generating capacity	Net summer capacity.

NOV	Notice of violation.

NOx	Nitrogen oxides.

NPDES	National pollutant discharge elimination system.

NYISO	New York Independent System Operator.

NYMEX	New York Mercantile Exchange.

OTC	Over-the-counter.

peaking generating units	Units designed to satisfy demand requirements during the periods of greatest or peak load on the system.

PEPCO	Potomac Electric Power Company.

v

PG&E	Pacific Gas & Electric Company.

PJM	PJM Interconnection, LLC.

Plan	The plan of reorganization that was approved in conjunction with Mirant Corporation’s, GenOn Americas Generation, LLC’s and GenOn Mid-Atlantic, LLC’s emergence from bankruptcy protection on January 3, 2006.

Power Sale, Fuel Supply and Services Agreement	Power sale, fuel supply and services agreement with Mirant Americas Energy Marketing, LP. effective January 3, 2006. As of February 1, 2006, the agreement was transferred to GenOn Energy Management.

PPA	Power purchase agreement.

RGGI	Regional Greenhouse Gas Initiative.

RMR	Reliability-must-run.

RRI Energy	RRI Energy, Inc., which changed its name to GenOn Energy, Inc. in connection with the Merger.

RTO	Regional Transmission Organization.

SCR	Selective catalytic reduction emissions controls.

scrubbers	Flue gas desulfurization emissions controls.

SEC	United States Securities and Exchange Commission.

Securities Act	Securities Act of 1933, as amended.

SO2	Sulfur dioxide.

spark spread	The difference between power prices and natural gas fuel costs.

Stone & Webster	Stone & Webster, Inc.

swaption	An option that grants the holder the right, but not the obligation, to enter into the underlying swap.

WCI	Western Climate Initiative.

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

•

deterioration in the financial condition of our counterparties, including financial counterparties and affiliates, and the failure of such parties to pay amounts owed to us beyond collateral posted or to perform obligations or services due to us;

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

•	our relative lack of geographic diversification of revenue sources resulting in concentrated exposure to the PJM market;

•	war, terrorist activities, cyberterrorism and inadequate cybersecurity, or the occurrence of a catastrophic loss;

•	our failure to provide a safe working environment for our employees and visitors thereby increasing our exposure to additional liability, loss of productive time, other costs and a damaged reputation;

•	poor economic and financial market conditions, including impacts on financial institutions and other current and potential counterparties, and negative impacts on liquidity in the power and fuel markets in which we hedge economically and transact;

•	increased credit standards, margin requirements, market volatility or other market conditions that could increase our obligations to post collateral beyond amounts that are expected, including additional collateral costs associated with OTC hedging activities as a result of new or proposed laws, rules and regulations governing derivative financial instruments (such as the Dodd-Frank Act and related pending rulemaking proceedings);

•	our inability to access effectively the OTC and exchange-based commodity markets or changes in commodity market conditions and liquidity, including as a result of new or proposed laws, rules and regulations governing derivative financial instruments (such as the Dodd-Frank Act and related pending rulemaking proceedings), which may affect our ability to engage in asset management and, for GenOn Americas Generation, proprietary trading and fuel oil management activities as expected, or may result in material losses from open positions;

•	volatility in our gross margin as a result of changes in the fair value of our derivative financial instruments used in our asset management and GenOn Americas Generation’s proprietary trading and fuel oil management activities and volatility in our cash flow from operations resulting from working capital requirements, including collateral, to support our asset management and GenOn Americas Generation’s proprietary trading and fuel oil management activities;

•	legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the industry of generating, transmitting and distributing electricity (the electricity industry); changes in state, federal and other regulations affecting the electricity industry (including rate and other regulations); changes in tax laws and regulations to which we and our subsidiaries are subject; and changes in, or changes in the application of, environmental and other laws and regulations to which we and our subsidiaries and affiliates are or could become subject;

•	more stringent environmental laws and regulations (including the cumulative effect of many such regulations) that restrict our ability or render it uneconomic to operate our assets, including regulations related to air emissions;

•	increased regulation that limits our access to adequate water supplies and landfill options needed to support power generation or that increases the costs of cooling water and handling, transporting and disposing of ash and other byproducts;

•	price mitigation strategies employed by ISOs or RTOs that reduce our revenue and may result in a failure to compensate our generating units adequately for all of their costs;

•	legal and political challenges to or changes in the rules used to calculate payments for capacity, energy and ancillary services or the establishment of bifurcated markets, incentives or other market design changes that give preferential treatment to new generating facilities over existing generating facilities;

•	the disposition of pending or threatened litigation, including environmental litigation;

•	the inability of GenOn Americas Generation’s operating subsidiaries to generate sufficient cash to support their operations;

•	the ability of lenders under GenOn’s revolving credit facility to perform their obligations;

•	GenOn Americas Generation’s consolidated indebtedness and the possibility that GenOn Americas Generation or its subsidiaries may incur additional indebtedness in the future;

•	restrictions on the ability of GenOn Americas Generation’s subsidiaries to pay dividends, make distributions or otherwise transfer funds to GenOn Americas Generation, including restrictions on GenOn Mid-Atlantic contained in its operating lease documents, which may affect GenOn Americas Generation’s ability to access the cash flows of those subsidiaries to make debt service and other payments;

•	failure to comply with provisions of GenOn Mid-Atlantic’s operating leases, GenOn Americas Generation’s debt and affiliates’ loan agreements and debt may lead to a breach and, if not remedied, result in an event of default thereunder, which could result in such lessors, lenders and debt holders exercising remedies, limit access to needed liquidity and damage our reputation and relationships with financial institutions;

•	covenants contained in our affiliates’ credit facilities, debt and leases that restrict our current and future operations, particularly our ability to respond to changes or take certain actions that may be in our long-term best interests; and

•	our and our affiliates’ ability to borrow additional funds and access capital markets.

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

In addition to the discussion of certain risks in “Management’s Narrative of the Results of Operations and Financial Condition” and the accompanying combined notes to GenOn Americas Generation, LLC’s and GenOn Mid-Atlantic, LLC’s interim financial statements, other factors that could affect our future performance are set forth in our 2010 Annual Report on Form 10-K.

Certain Terms

As used in this report, unless the context requires otherwise, “we,” “us,” “our” and “GenOn Americas Generation” refer to GenOn Americas Generation, LLC and its consolidated subsidiaries and “GenOn Mid-Atlantic” refer to GenOn Mid-Atlantic, LLC and its consolidated subsidiaries.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)

Operating revenues (including unrealized gains (losses) of $37 million, $154 million, $(70) million and $286 million, respectively)	$929	$775	$2,182	$1,899
Operating revenues—affiliate (including unrealized gains (losses) of $(27) million, $0, $(19) million and $0, respectively)	(16)	—	(3)	—

Total operating revenues	913	775	2,179	1,899

Cost of fuel, electricity and other products (including unrealized (gains) losses of $11 million, $(13) million, $(18) million and $107 million, respectively)	210	245	513	720
Cost of fuel, electricity and other products—affiliate (including unrealized (gains) losses of $(1) million, $0, $(1) million and $0, respectively)	494	2	994	6

Total cost of fuel, electricity and other products	704	247	1,507	726

Gross Margin (excluding depreciation and amortization)	209	528	672	1,173

Operating Expenses:
Operations and maintenance	73	88	270	270
Operations and maintenance—affiliate	53	74	172	216
Depreciation and amortization	42	52	124	151
Impairment losses	128	—	128	—
Gain on sales of assets, net	(6)	(1)	(5)	(4)
Loss on sales of assets, net—affiliate	2	—	2	—

Total operating expenses	292	213	691	633

Operating Income (Loss)	(83)	315	(19)	540

Other Income (Expense), net:
Interest expense	(19)	(51)	(70)	(150)
Interest expense—affiliate	(4)	—	(4)	—
Other, net	—	1	(23)	(1)

Total other expense, net	(23)	(50)	(97)	(151)

Income (Loss) Before Income Taxes	(106)	265	(116)	389
Benefit for income taxes	—	(1)	—	(1)

Net Income (Loss)	$(106)	$266	$(116)	$390

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,
	September 30, 2011	December 31, 2010
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$200	$514
Funds on deposit	301	949
Receivables	230	363
Receivables—affiliate	29	4
Notes receivable—affiliate	164	—
Derivative contract assets	658	1,288
Derivative contract assets—affiliate	24	5
Inventories	256	295
Prepaid expenses and other current assets	105	124

Total current assets	1,967	3,542

Property, plant and equipment, gross	3,878	3,946
Accumulated depreciation and amortization	(920)	(869)

Property, Plant and Equipment, net	2,958	3,077

Noncurrent Assets:
Intangible assets, net	26	101
Derivative contract assets	546	689
Derivative contract assets—affiliate	13	3
Prepaid rent	374	348
Debt issuance costs, net	6	12
Other	43	41

Total noncurrent assets	1,008	1,194

Total Assets	$5,933	$7,813

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$4	$1,389
Accounts payable and accrued liabilities	324	527
Payables—affiliate	141	54
Notes payable—affiliate	32	—
Derivative contract liabilities	516	1,130
Derivative contract liabilities—affiliate	16	3
Other	17	8

Total current liabilities	1,050	3,111

Noncurrent Liabilities:
Long-term debt, net of current portion	863	866
Derivative contract liabilities	65	173
Derivative contract liabilities—affiliate	32	—
Other	90	90

Total noncurrent liabilities	1,050	1,129

Commitments and Contingencies
Member’s Equity:
Member’s interest	3,833	3,573

Total member’s equity	3,833	3,573

Total Liabilities and Member’s Equity	$5,933	$7,813

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	September 30,	September 30,
	Nine Months Ended September 30,
	2011	2010
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$(116)	$390

Adjustments to reconcile net income (loss) and changes in other operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	122	158
Impairment losses	128	—
Gain on sales of assets, net	(3)	(4)
Net changes in derivative contracts	70	(179)
Lower of cost or market inventory adjustments	1	22
Loss on early extinguishment of debt	23	—
Funds on deposit	(54)	(25)
Changes in other operating assets and liabilities	96	59

Total adjustments	383	31

Net cash provided by operating activities	267	421

Cash Flows from Investing Activities:
Capital expenditures	(130)	(207)
Proceeds from the sales of assets	9	4
Restricted funds on deposit, net	700	—
Issuance of notes receivable—affiliate	(164)	—

Net cash provided by (used in) investing activities	415	(203)

Cash Flows from Financing Activities:
Redemption of preferred stock	—	95
Repayment of long-term debt	(1,404)	(71)
Issuance of notes payable—affiliate	34	—
Distributions to member	(100)	(109)
Capital contributions	474	—

Net cash used in financing activities	(996)	(85)

Net Increase (Decrease) in Cash and Cash Equivalents	(314)	133
Cash and Cash Equivalents, beginning of period	514	404

Cash and Cash Equivalents, end of period	$200	$537

Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$59	$94
Cash refunds received for income taxes	$1	$—
Supplemental Disclosure for Non-Cash Financing Activities:
Conversion to equity of notes payable to affiliate	$2	$—

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)

Operating revenues (including unrealized gains (losses) of $(3) million, $124 million, $(42) million and $227 million, respectively)	$41	$165	$85	$384
Operating revenues—affiliate (including unrealized gains (losses) of $0, $32 million, $(39) million and $62 million, respectively)	287	488	821	1,178

Total operating revenues	328	653	906	1,562

Cost of fuel, electricity and other products (including unrealized (gains) losses of $0, $0, $0 and $0, respectively)	4	4	13	13
Cost of fuel, electricity and other products—affiliate (including unrealized (gains) losses of $9 million, $(23) million, $(18) million and $81 million, respectively)	170	178	410	574

Total cost of fuel, electricity and other products	174	182	423	587

Gross Margin (excluding depreciation and amortization)	154	471	483	975

Operating Expenses:
Operations and maintenance	53	65	216	200
Operations and maintenance—affiliate	43	51	125	146
Depreciation and amortization	30	36	89	105
Impairment losses	94	—	94	—
Gain on sales of assets, net—affiliate	—	—	—	(3)

Total operating expenses	220	152	524	448

Operating Income (Loss)	(66)	319	(41)	527

Other Income (Expense), net:
Interest expense	—	(1)	(1)	(2)
Interest expense—affiliate	(3)	—	(3)	—
Other, net	—	—	—	(1)

Total other expense, net	(3)	(1)	(4)	(3)

Income (Loss) Before Income Taxes	(69)	318	(45)	524
Benefit for income taxes	—	(1)	—	(1)

Net Income (Loss)	$(69)	$319	$(45)	$525

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	September 30,
	September 30, 2011	December 31, 2010
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$84	$202
Funds on deposit	166	2
Receivables	19	21
Receivables—affiliate	28	169
Derivative contract assets	170	162
Derivative contract assets—affiliate	113	245
Inventories	157	122
Prepaid rent	96	96
Other	6	11

Total current assets	839	1,030

Property, plant and equipment, gross	3,041	3,046
Accumulated depreciation and amortization	(577)	(513)

Property, Plant and Equipment, net	2,464	2,533

Noncurrent Assets:
Intangible assets, net	14	71
Derivative contract assets	452	516
Derivative contract assets—affiliate	38	97
Prepaid rent	374	348
Other	32	31

Total noncurrent assets	910	1,063

Total Assets	$4,213	$4,626

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$4	$4
Accounts payable and accrued liabilities	82	63
Payables—affiliate	37	114
Derivative contract liabilities	4	18
Derivative contract liabilities—affiliate	123	231
Contract retention liability	65	132
Other	23	8

Total current liabilities	338	570

Noncurrent Liabilities:
Long-term debt, net of current portion	15	18
Derivative contract liabilities—affiliate	33	94
Other	50	52

Total noncurrent liabilities	98	164

Commitments and Contingencies
Member’s Equity:
Member’s interest	3,777	3,892

Total member’s equity	3,777	3,892

Total Liabilities and Member’s Equity	$4,213	$4,626

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	September 30,	September 30,
	Nine Months Ended September 30,
	2011	2010
	(in millions)

Cash Flows from Operating Activities:
Net income (loss)	$(45)	$525

Adjustments to reconcile net income (loss) and changes in other operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	89	105
Impairment losses	94	—
Gain on sales of assets, net—affiliate	—	(3)
Net changes in derivative contracts	63	(208)
Lower of cost or market inventory adjustments	1	13
Changes in other operating assets and liabilities	44	14

Total adjustments	291	(79)

Net cash provided by operating activities	246	446

Cash Flows from Investing Activities:
Capital expenditures	(126)	(194)
Proceeds from the sales of assets	1	4
Restricted funds on deposit, net	(166)	—

Net cash used in investing activities	(291)	(190)

Cash Flows from Financing Activities:
Redemption of preferred stock	—	95
Repayment of long-term debt	(3)	(3)
Distributions to member	(100)	(200)
Capital contributions	30	—

Net cash used in financing activities	(73)	(108)

Net Increase (Decrease) in Cash and Cash Equivalents	(118)	148
Cash and Cash Equivalents, beginning of period	202	125

Cash and Cash Equivalents, end of period	$84	$273

Supplemental Disclosures:
Cash paid for interest	$—	$1
Cash refunds received for income taxes	$1	$—

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

At September 30, 2011, substantially all of our subsidiaries are wholly-owned and located in the United States. We do not consolidate two power generating facilities which are under operating leases.

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

Funds on Deposit

Funds on deposit are included in current and noncurrent assets in the consolidated balance sheets. Funds on deposit include the following:

GenOn Americas Generation

	September 30,	September 30,
	September 30, 2011	December 31, 2010
	(in millions)

Cash collateral posted – energy trading and marketing	$135	$80
Cash collateral posted – other operating activities(1)	39	40
GenOn Mid-Atlantic restricted cash(2)	166	—
Funds deposited with the trustee to discharge the GenOn North America senior notes, due 2013(3)	—	866

Total current and noncurrent funds on deposit	340	986
Less: Current funds on deposit	301	949

Total noncurrent funds on deposit	$39	$37

(1)	Includes $32 million related to the Potomac River Settlement (see note 10 to our consolidated financial statements in our 2010 Annual Report on Form 10-K and note 2).
(2)	Represents cash reserved in respect of interlocutory liens related to the scrubber contract litigation. See note 9.
(3)	See note 4 for discussion of the related debt.

GenOn Mid-Atlantic

	September 30,	September 30,
	September 30, 2011	December 31, 2010
	(in millions)

GenOn Mid-Atlantic restricted cash(1)	$166	$—
Cash collateral posted(2)	32	32

Total current and noncurrent funds on deposit	198	32
Less: Current funds on deposit	166	2

Total noncurrent funds on deposit	$32	$30

(1)	Represents cash reserved in respect of interlocutory liens related to the scrubber contract litigation. See note 9.
(2)	Represents amount related to the Potomac River Settlement (see note 10 to our consolidated financial statements in our 2010 Annual Report on Form 10-K.)

Inventories

Inventories were comprised of the following:

GenOn Americas Generation

	September 30,	September 30,
	September 30, 2011	December 31, 2010
	(in millions)
Fuel inventory:
Coal	$84	$52
Fuel oil	72	136
Other	3	1
Materials and supplies	74	72
Purchased emissions allowances	23	34

Total inventories	$256	$295

GenOn Mid-Atlantic

	September 30,	September 30,
	September 30, 2011	December 31, 2010
	(in millions)
Fuel inventory:
Coal	$84	$52
Fuel oil	19	20
Other	2	1
Materials and supplies	52	49

Total inventories	$157	$122

During the three months ended September 30, 2011 and 2010, GenOn Americas Generation recorded $0 and $2 million, respectively, and during the nine months ended September 30, 2011 and 2010, GenOn Americas Generation recorded $1 million and $22 million, respectively, for lower of average cost or market valuation adjustments in cost of fuel, electricity and other products.

During the three months ended September 30, 2011 and 2010, GenOn Mid-Atlantic recorded $0 and $1 million, respectively, and during the nine months ended September 30, 2011 and 2010, GenOn Mid-Atlantic recorded $1 million and $13 million, respectively, for lower of average cost or market valuation adjustments in cost of fuel, electricity and other products.

Capitalization of Interest Cost (GenOn Americas Generation)

GenOn Americas Generation incurred the following interest costs:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)

Total interest costs	$20	$52	$72	$154
Capitalized and included in property, plant and equipment, net	(1)	(1)	(2)	(4)

Interest expense	$19	$51	$70	$150

The amounts of capitalized interest above include interest accrued. During the three months ended September 30, 2011 and 2010, cash paid for interest was $0 and $2 million, respectively, and we did not capitalize any interest in either period. During the nine months ended September 30, 2011 and 2010, cash paid for interest was $60 million and $97 million, respectively, of which $1 million and $3 million, respectively, were capitalized.

Recently Adopted Accounting Guidance

We adopted FASB accounting guidance for the quarter ended March 31, 2011 that requires a reconciliation for Level 3 fair value measurements, including presenting separately the amounts of purchases, issuances and settlements on a gross basis. See note 3 for additional information on fair value measurements.

New Accounting Guidance Not Yet Adopted at September 30, 2011

Fair Value Measurement and Disclosure. In May 2011, the FASB issued new fair value measurement and disclosure guidance. The new standard does not extend the use of fair value but rather provides guidance about how fair value should be determined and requires additional disclosures. The guidance is not expected to have a material effect on our fair value measurements, but will require disclosure of the following:

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

2. Impairment of Long-Lived Assets and Emissions Allowances

We evaluate long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Such evaluations are performed in accordance with the accounting guidance related to evaluating long-lived assets for impairment. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized as the amount by which the carrying amount of the asset exceeds its fair value.

Granted Emissions Credits

In August 2011, the EPA finalized the regulations to replace the CAIR with the CSAPR starting in 2012. The CSAPR addresses interstate transport of emissions of NOx and SO2. The CSAPR establishes limitations on NOx and/or SO2 emissions from electric generating units that are (i) greater than 25 megawatts and (ii) located in 27 states (in the eastern half of the United States) that the EPA determined contribute significantly to nonattainment in other states, or to interfere with maintenance in other states, of one or more of three NAAQS: (a) the annual NAAQS for fine particulate matter (PM2.5) promulgated in 1997; (b) the “24-hour” NAAQS for PM2.5 promulgated in 2006 and (c) the ozone NAAQS promulgated in 1997. The CSAPR creates “emission budgets” for each of the covered states and allocates emissions allowances (denominated in tons of emissions) to each of the 27 states regulated under the CSAPR. Under the EPA federal implementation plan, for 2012, GenOn Americas Generation was allocated 9,642, 4,311, and 19,285 allowances under the CSAPR for annual NOx, ozone-season NOx, and SO2, respectively. For 2012, GenOn Mid-Atlantic was allocated 9,476, 4,194, and 18,925 allowances under the CSAPR for annual NOx, ozone-season NOx, and SO2, respectively. The federal implementation plan has also outlined EPA-determined allocations in the same amounts for 2013, although the CSAPR contemplates that states after 2012 may allocate allowances in a different manner than allocated initially under the CSAPR. In October 2011, the EPA proposed revisions to the final CSAPR that, if finalized, would provide GenOn Americas Generation with a small allowance increase in each compliance year. As a result, the expected CSAPR allowances for GenOn Americas Generation would be 9,683, 4,345 and 19,339 in 2012 and 2013, for annual NOx, ozone-season NOx and SO2, respectively. The CSAPR limits each electric generating unit’s NOx and SO2 emissions to amounts covered by the number of allowances held by that source in allowance accounts under the program (which may be purchased or otherwise acquired from other sources, subject to certain limitations in the rule). The NOx allowances from the CAIR program will not be used in the CSAPR program and accordingly will have no value after 2011. The SO2 allowances used for compliance in the CAIR program are the acid rain program allowances, which will have negligible value after 2011. As a result of the CSAPR, GenOn Americas Generation recorded impairment losses of $128 million for (a) the write-off of excess NOx and SO2 emissions allowances included in intangible assets ($70 million) and (b) the write-off of excess NOx and SO2 emissions allowances previously included in property, plant and equipment ($58 million) during the three months ended September 30, 2011. As a result of the CSAPR, GenOn Mid-Atlantic recorded impairment losses of $94 million for (a) the write-off of excess NOx and SO2 emissions allowances included in intangible assets ($56 million) and (b) the write-off of excess NOx and SO2 emissions allowances previously included in property, plant and equipment ($38 million) during the three months ended September 30, 2011. The emissions allowances within property, plant and equipment and intangible assets had previously been included with a generating facility asset group for purposes of impairment testing. As (a) there will be no future use of the NOx emissions allowances and (b) the SO2 emission allowances will have negligible value after 2011 under the CSAPR and their price has fallen sharply, we evaluated, in conjunction with preparing these interim financial statements, these emissions allowances for impairment separately from the generating facility asset group and determined that impairments existed.

At GenOn Americas Generation, CAIR NOx emissions allowances of $43 million will have no value after 2011, and were therefore fully impaired. The excess acid rain program SO2 emissions allowances of $86 million will have negligible value after 2011 and were impaired to their estimated fair value of $1 million based on their current market prices obtained from brokers. The excess acid rain program SO2 emissions allowances were categorized in Level 3 in the fair value hierarchy.

At GenOn Mid-Atlantic, CAIR NOx emissions allowances of $43 million will have no value after 2011, and were therefore fully impaired. The excess acid rain program SO2 emissions allowances of $52 million will have negligible value after 2011 and were impaired to their estimated fair value of $1 million based on their current market prices obtained from brokers. The excess acid rain program SO2 emissions allowances were categorized in Level 3 in the fair value hierarchy.

Potomac River Retirement

In the fourth quarter of 2010, GenOn Mid-Atlantic recorded impairment losses of $42 million to reduce the carrying value of the Potomac River generating facility to its estimated fair value of approximately $1 million. In addition, as a result of the impairment of the Potomac River generating facility, GenOn Mid-Atlantic recorded $32 million in operations and maintenance expense and corresponding liabilities associated with our commitment to reduce particulate emissions as part of the agreement with the City of Alexandria, Virginia. This $32 million is held in an escrow account. The planned capital investment would not be recovered in future periods based on the current projected cash flows of the Potomac River generating facility. See note 3(d) to our consolidated financial statements in our 2010 Annual Report on Form 10-K for further discussion.

In August 2011, GenOn Mid-Atlantic entered into an agreement with the City of Alexandria, Virginia to remove permanently from service its Potomac River generating facility. The agreement, which amends GenOn Mid-Atlantic’s Project Schedule and Agreement, dated July 17, 2008 with the City of Alexandria, provides for the retirement of the Potomac River generating facility on October 1, 2012, subject to the receipt of all necessary consents and approvals. PJM has determined that the retirement of the facility will not affect reliability. GenOn Mid-Atlantic must now receive consent from PEPCO. GenOn Mid-Atlantic will reverse the previously recorded obligation upon the receipt of consent from PEPCO and will recognize a reduction in operations and maintenance expense. If the PEPCO consent has not been received by July 3, 2012, the Potomac River generating facility will be retired within 90 days after the receipt thereof. Upon retirement of the Potomac River generating facility, all funds in the escrow account ($32 million) established under the July 17, 2008 agreement shall be distributed to GenOn Mid-Atlantic, provided, that, if the retirement of the facility is after January 1, 2014, $750,000 of such funds shall be paid to the City of Alexandria.

3. Financial Instruments

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

GenOn Americas Generation

The following table presents the fair value of GenOn Americas Generation’s derivative financial instruments:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Derivative Contract Assets		Derivative Contract Liabilities		Net Derivative Contract
	Current	Long-Term	Current	Long- Term	Assets (Liabilities)
	(in millions)

September 30, 2011
Commodity Contracts:
Asset management	$338	$540	$(184)	$(80)	$614
Trading activities	344	19	(348)	(17)	(2)

Total derivatives	$682	$559	$(532)	$(97)	$612

December 31, 2010
Commodity Contracts:
Asset management	$442	$623	$(279)	$(102)	$684
Trading activities	851	69	(854)	(71)	(5)

Total derivatives	$1,293	$692	$(1,133)	$(173)	$679

The following table presents the net gains (losses) for derivative financial instruments recognized in income in the unaudited condensed consolidated statements of operations:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,
	2011		2010
Derivatives Not Designated as Hedging Instruments	Operating Revenues	Cost of Fuel, Electricity and Other Products	Operating Revenues	Cost of Fuel, Electricity and Other Products
	(in millions)

Asset Management Commodity Contracts:
Unrealized	$(1)	$(10)	$164	$13
Realized(1)(2)	57	(15)	54	(69)

Total asset management	$56	$(25)	$218	$(56)

Trading Commodity Contracts:
Unrealized	$11	$—	$(10)	$—
Realized(1)(2)	(13)	—	—	—

Total trading	$(2)	$—	$(10)	$—

Total derivatives	$54	$(25)	$208	$(56)

(1)	Represents the total cash settlements of derivative financial instruments during each quarterly reporting period that existed at the beginning of each respective period.
(2)	Effective January 1, 2011, excludes settlement value of fuel contracts classified as inventory.

	September 30,	September 30,	September 30,	September 30,
	Nine Months Ended September 30,
	2011		2010
Derivatives Not Designated as Hedging Instruments	Operating Revenues	Cost of Fuel, Electricity and Other Products	Operating Revenues	Cost of Fuel, Electricity and Other Products
	(in millions)

Asset Management Commodity Contracts:
Unrealized	$(88)	$19	$299	$(107)
Realized(1)(2)	188	(39)	230	(95)

Total asset management	$100	$(20)	$529	$(202)

Trading Commodity Contracts:
Unrealized	$(1)	$—	$(13)	$—
Realized(1)(2)	(8)	—	(2)	—

Total trading	$(9)	$—	$(15)	$—

Total derivatives	$91	$(20)	$514	$(202)

(1)	Represents the total cash settlements of derivative financial instruments during each reporting period (composed of the sum of the quarterly settlements) that existed at the beginning of each respective period.
(2)	Effective January 1, 2011, excludes settlement value of fuel contracts classified as inventory.

The following tables present the notional quantity on long (short) positions for derivative financial instruments:

	September 30,	September 30,	September 30,
	Notional Volumes at September 30, 2011
Derivative Instruments	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Contracts (in equivalent MWh):
Power(1)	(56)	21	(35)
Natural gas	(18)	19	1
Fuel oil	(1)	1	—
Coal	4	9	13

	September 30,	September 30,	September 30,
	Notional Volumes at December 31, 2010
Derivative Instruments	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Contracts (in equivalent MWh):
Power(1)	(23)	(15)	(38)
Natural gas	(28)	29	1
Fuel oil	2	(3)	(1)
Coal	9	7	16

(1)	Includes MWh equivalent of natural gas transactions used to hedge power economically.

GenOn Mid-Atlantic

The following table presents the fair value of GenOn Mid-Atlantic’s derivative financial instruments:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Derivative Contract Assets		Derivative Contract Liabilities		Net Derivative Contract Assets
	Current	Long-Term	Current	Long-Term	(Liabilities)
	(in millions)
September 30, 2011
Commodity Contracts:
Asset management	$170	$452	$(4)	$—	$618
Asset management – affiliate	113	38	(123)	(33)	(5)

Total derivatives	$283	$490	$(127)	$(33)	$613

December 31, 2010
Commodity Contracts:
Asset management	$162	$516	$(18)	$—	$660
Asset management – affiliate	245	97	(231)	(94)	17

Total derivatives	$407	$613	$(249)	$(94)	$677

The following table presents the net gains (losses) for derivative financial instruments recognized in income in the unaudited condensed consolidated statements of operations:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,
	2011		2010
Derivatives Not Designated as Hedging Instruments	Operating Revenues	Cost of Fuel, Electricity and Other Products	Operating Revenues	Cost of Fuel, Electricity and Other Products
	(in millions)
Asset Management Commodity Contracts:
Unrealized	$(3)	$(9)	$156	$23
Realized(1)(2)	54	—	54	(58)

Total asset management	$51	$(9)	$210	$(35)

(1)	Represents the total cash settlements of derivative financial instruments during each quarterly reporting period that existed at the beginning of each respective period.
(2)	Effective January 1, 2011, excludes settlement value of fuel contracts classified as inventory.

	September 30,	September 30,	September 30,	September 30,
	Nine Months Ended September 30,
	2011		2010
Derivatives Not Designated as Hedging Instruments	Operating Revenues	Cost of Fuel, Electricity and Other Products	Operating Revenues	Cost of Fuel, Electricity and Other Products
	(in millions)
Asset Management Commodity Contracts:
Unrealized	$(81)	$18	$289	$(81)
Realized(1)(2)	176	—	215	(62)

Total asset management	$95	$18	$504	$(143)

(1)	Represents the total cash settlements of derivative financial instruments during each reporting period (composed of the sum of the quarterly settlements) that existed at the beginning of each respective period.
(2)	Effective January 1, 2011, excludes settlement value of fuel contracts classified as inventory.

The following tables present the notional quantity on long (short) positions for derivative financial instruments:

	September 30,	September 30,	September 30,
	Notional Volumes at September 30, 2011
Derivative Instruments	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Contracts (in equivalent MWh):
Power(1)	(40)	6	(34)
Coal	4	9	13

	September 30,	September 30,	September 30,
	Notional Volumes at December 31, 2010
Derivative Instruments	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Contracts (in equivalent MWh):
Power(1)	(40)	4	(36)
Coal	6	10	16

(1)	Includes MWh equivalent of natural gas transactions used to hedge power economically.

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

Most of the fair value of our derivative contract assets and liabilities is based on observable quoted prices from exchanges and indicative quoted prices from independent brokers in active markets that regularly facilitate our transactions. An active market is considered to have transactions with sufficient frequency and volume to provide pricing information on an ongoing basis. We think that these prices represent the best available information for valuation purposes. In determining the fair value of derivative contract assets and liabilities, we use third-party market pricing where available. For transactions classified in Level 1 of the fair value hierarchy, we use the unadjusted published settled prices on the valuation date. For transactions classified in Level 2 of the fair value hierarchy, we value these transactions using indicative quoted prices from independent brokers or other widely-accepted valuation methodologies. Transactions are classified in Level 2 if substantially all (greater than 90%) of the fair value can be corroborated using observable market inputs such as transactable broker quotes. In accordance with the exit price objective under the fair value measurements accounting guidance, the fair value of our derivative contract assets and liabilities is determined based on the net underlying position of the recorded derivative contract assets and liabilities using bid prices for assets and ask prices for liabilities. The quotes that we obtain from brokers are non-binding in nature, but are from brokers that typically transact in the market being quoted and are based on their knowledge of market transactions on the valuation date. We typically obtain multiple broker quotes as of the valuation date that extend for the tenor of the underlying contracts for each delivery location. The number of quotes that we can obtain depends on the relative liquidity of the delivery location on the valuation date. If multiple broker quotes are received for a contract, we use an average of the quoted bid or ask prices. If only one broker quote is received for a delivery location and it cannot be validated through other external sources, we will assign the quote to a lower level within the fair value hierarchy. In some instances, we may combine broker quotes for a liquid delivery hub with broker quotes for the price spread between the liquid delivery hub and the delivery location under the contract. We also may apply interpolation techniques to value monthly strips if broker quotes are only available on a seasonal or annual basis. We perform validation procedures on the broker quotes at least monthly. The validation procedures include reviewing the quotes for accuracy and comparing them to our internal price curves. In certain instances, we may exclude from consideration a broker quote if it is a clear outlier and other quotes are obtained. At September 30, 2011, we obtained broker quotes for 100% of our delivery locations classified in Level 2 of the fair value hierarchy.

Inactive markets are considered to be those markets with few transactions, noncurrent pricing or prices that vary over time or among market makers. Our transactions in Level 3 of the fair value hierarchy may involve transactions whereby observable market data, such as broker quotes, are not available for substantially all of the tenor of the contract or we are only able to obtain indicative broker quotes that cannot be corroborated by observable market data. In such cases, we may apply valuation techniques such as extrapolation and other quantitative methods to determine fair value. Proprietary models may also be used to estimate the fair value of derivative contract assets and liabilities that may be structured or otherwise tailored. Our techniques for fair value estimation include assumptions for market prices, correlation and volatility. The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points. At September 30, 2011, GenOn Americas Generation’s assets and liabilities classified as Level 3 in the fair value hierarchy represented approximately 3% of its total derivative contract assets and 13% of its total derivative contract liabilities. At September 30, 2011, GenOn Mid-Atlantic’s assets and liabilities classified as Level 3 in the fair value hierarchy represented approximately 2% of its total derivative contract assets and 42% of its total derivative contract liabilities.

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
	September 30, 2011
	Level 1(1)	Level 2(1) (2)	Level 3	Total Fair Value
	(in millions)
Derivative contract assets:
Commodity Contracts
Asset Management:
Power	$31	$810	$8	$849
Fuel	4	3	22	29

Total Asset Management	35	813	30	878
Trading Activities	202	148	13	363

Total derivative contract assets	$237	$961	$43	$1,241

Derivative contract liabilities:
Commodity Contracts
Asset Management:
Power	$44	$124	$7	$175
Fuel	19	2	68	89

Total Asset Management	63	126	75	264
Trading Activities	213	145	7	365

Total derivative contract liabilities	$276	$271	$82	$629

Interest-bearing funds(3)	$391	$—	$—	$391

(1)	Transfers between Level 1 and Level 2 are recognized as of the end of the reporting period. There were no significant transfers during the nine months ended September 30, 2011.
(2)	Option contracts comprised less than 1% of GenOn Americas Generation’s net derivative contract assets.
(3)	Represents investments in money market funds and is included in cash and cash equivalents, funds on deposit and other noncurrent assets in the consolidated balance sheet. GenOn Americas Generation had $187 million of interest-bearing funds included in cash and cash equivalents, $166 million included in funds on deposit and $38 million included in other noncurrent assets.

	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
	Level 1(1)	Level 2(1) (2)	Level 3	Total Fair Value
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

The following is a reconciliation of changes (composed of the sum of the quarterly changes) in fair value of net commodity derivative contract assets and liabilities classified as Level 3 during the nine months ended September 30, 2011 and 2010, respectively:

	September 30,	September 30,	September 30,
	Net Derivatives Contracts (Level 3)
	Asset Management	Trading Activities	Total
	(in millions)

Balance, January 1, 2011 (net asset (liability))	$(68)	$2	$(66)
Total gains (losses) realized/unrealized:
Included in earnings(1)	—	9	9
Purchases(2)	—	—	—
Issuances(2)	—	—	—
Settlements (3)	11	(5)	6
Transfers into Level 3(4)	—	—	—
Transfers out of Level 3(4)	12	—	12

Balance, September 30, 2011 (net asset (liability))	$(45)	$6	$(39)

Balance, January 1, 2010 (net asset (liability))	$19	$13	$32
Total gains (losses) realized/unrealized:
Included in earnings(1)	(45)	(22)	(67)
Purchases(2)	—	—	—
Issuances(2)	—	—	—
Settlements(5)	(80)	28	(52)
Transfers in and out of Level 3(4)	38	(1)	37

Balance, September 30, 2010 (net asset (liability))	$(68)	$18	$(50)

(1)	Represents the fair value, as of the end of each reporting period, of Level 3 contracts entered into during each reporting period and the gains and losses attributable to Level 3 contracts that existed as of the beginning of each reporting period and were still held at the end of each reporting period.
(2)	Contracts entered into during each reporting period are reported with other changes in fair value.
(3)	Effective January 1, 2011, represents the reversal of previously recognized unrealized gains and losses from settlement of contracts during each reporting period.
(4)	Denotes the total contracts that existed at the beginning of each reporting period and were still held at the end of each reporting period that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during each reporting period. Amounts reflect fair value as of the end of each reporting period.
(5)	Represents the total cash settlements of contracts during each reporting period that existed at the beginning of each reporting period.

The following table presents the amounts included in income related to derivative contract assets and liabilities classified as Level 3:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,
	2011			2010
	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total
	(in millions)

Gains (losses) included in income	$(3)	$(7)	$(10)	$(1)	$24	$23
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30	$(2)	$(6)	$(8)	$(1)	$24	$23

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Nine Months Ended September 30,
	2011			2010
	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total
	(in millions)

Gains (losses) included in income	$7	$20	$27	$1	$(83)	$(82)
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30	$8	$22	$30	$6	$(83)	$(77)

GenOn Mid-Atlantic

Fair Value of Derivative Instruments and Certain Other Assets. The fair value measurements of GenOn Mid-Atlantic’s financial assets and liabilities by class are as follows:

	September 30,	September 30,	September 30,	September 30,
	September 30, 2011
	Level 1(1)	Level 2(1) (2)	Level 3	Total Fair Value
	(in millions)
Derivative contract assets:
Commodity Contracts
Asset Management:
Power	$6	$748	$—	$754
Fuel	—	1	18	19

Total derivative contract assets	$6	$749	$18	$773

Derivative contract liabilities:
Commodity Contracts
Asset Management:
Power	$18	$73	$1	$92
Fuel	2	—	66	68

Total derivative contract liabilities	$20	$73	$67	$160

Interest-bearing funds(3)	$277	$—	$—	$277

(1)	Transfers between Level 1 and Level 2 are recognized as of the end of the reporting period. There were no significant transfers during the nine months ended September 30, 2011.
(2)	Option contracts comprised less than 1% of GenOn Mid-Atlantic’s net derivative contract assets.
(3)	Represents investments in money market funds and are included in cash and cash equivalents, funds on deposit and other noncurrent assets in the consolidated balance sheet. GenOn Mid-Atlantic had $79 million of interest-bearing funds included in cash and cash equivalents, $166 million included in funds on deposit and $32 million included in other noncurrent assets.

	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
	Level 1(1)	Level 2(1) (2)	Level 3	Total Fair Value
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

The following is a reconciliation of changes (composed of the sum of the quarterly changes) in fair value of net commodity derivative contract assets and liabilities classified as Level 3 during the nine months ended September 30, 2011 and 2010, respectively:

September 30,
Asset Management
(in millions)

Balance, January 1, 2011 (net asset (liability))	$(69)
Total gains (losses) realized/unrealized:
Included in earnings(1)	(5)
Purchases(2)	—
Issuances(2)	—
Settlements(3)	13
Transfers into Level 3(4)	—
Transfers out of Level 3(4)	12

Balance, September 30, 2011 (net asset (liability))	$(49)

Balance, January 1, 2010 (net asset (liability))	$13
Total gains (losses) realized/unrealized:
Included in earnings(1)	(64)
Purchases(2)	—
Issuances(2)	—
Settlements(5)	(63)
Transfers in and out of Level 3(4)	38

Balance, September 30, 2010 (net asset (liability))	$(76)

(1)	Represents the fair value, as of the end of each reporting period, of Level 3 contracts entered into during each reporting period and the gains and losses attributable to Level 3 contracts that existed as of the beginning of each reporting period and were still held at the end of each reporting period.
(2)	Contracts entered into during each reporting period are reported with other changes in fair value.
(3)	Effective January 1, 2011, represents the reversal of previously recognized unrealized gains and losses from settlement of contracts during each reporting period.
(4)	Denotes the total contracts that existed at the beginning of each reporting period and were still held at the end of each reporting period that were either previously categorized as a higher level for which the inputs to the model became unobservable or assets and liabilities that were previously classified as Level 3 for which the lowest significant input became observable during each reporting period. Amounts reflect fair value as of the end of each reporting period.
(5)	Represents the total cash settlements of contracts during each reporting period that existed at the beginning of each reporting period.

The following table presents the amounts included in income related to derivative contract assets and liabilities classified as Level 3:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,
	2011			2010
	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total
	(in millions)

Gains (losses) included in income	$(5)	$(7)	$(12)	$(1)	$24	$23
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30	$(7)	$(7)	$(14)	$(1)	$24	$23

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Nine Months Ended September 30,
	2011			2010
	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total
	(in millions)

Gains (losses) included in income	$—	$20	$20	$2	$2	$4
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30	$(2)	$21	$19	$2	$2	$4

Counterparty Credit Concentration Risk

We are exposed to the default risk of the counterparties with which we transact. We manage our credit risk by entering into master netting agreements and requiring counterparties to post cash collateral or other credit enhancements based on the net exposure and the credit standing of the counterparty. We also have non-collateralized power hedges entered into by GenOn Mid-Atlantic. These transactions are senior unsecured obligations of GenOn Mid-Atlantic and the counterparties and do not require either party to post cash collateral for initial margin or for securing exposure as a result of changes in power or natural gas prices. GenOn Americas Generation and GenOn Mid-Atlantic credit valuation adjustments on derivative contract assets were $50 million and $19 million at September 30, 2011 and December 31, 2010, respectively.

At September 30, 2011 and December 31, 2010, $3 million of cash collateral posted to GenOn Americas Generation by counterparties under master netting agreements was included in accounts payable and accrued liabilities on GenOn Americas Generation’s consolidated balance sheets.

We also monitor counterparty credit concentration risk on both an individual basis and a group counterparty basis. The following tables highlight the credit quality and the balance sheet settlement exposures related to these activities:

GenOn Americas Generation

	September 30,	September 30,	September 30,	September 30,	September 30,
	September 30, 2011
Credit Rating Equivalent	Gross Exposure Before Collateral(1)	Net Exposure Before Collateral(2)	Collateral(3)	Exposure Net of Collateral	% of Net Exposure
	(dollars in millions)

Clearing and Exchange	$448	$42	$42	$—
Investment Grade:
Financial institutions	730	690	—	690	79%
Energy companies	212	126	2	124	14%
Non-investment Grade:
Energy companies	8	8	—	8	1%
No External Ratings:
Internally-rated investment grade	36	36	1	35	4%
Internally-rated non-investment grade	21	21	—	21	2%

Total	$1,455	$923	$45	$878	100%

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
Credit Rating Equivalent	Gross Exposure Before Collateral(1)	Net Exposure Before Collateral(2)	Collateral(3)	Exposure Net of Collateral	% of Net Exposure
	(dollars in millions)

Clearing and Exchange	$987	$39	$39	$—
Investment Grade:
Financial institutions	806	707	—	707	78%
Energy companies	337	130	2	128	14%
Non-investment Grade:
Energy companies	15	15	—	15	2%
No External Ratings:
Internally-rated investment grade	34	27	—	27	3%
Internally-rated non-investment grade	26	26	—	26	3%

Total	$2,205	$944	$41	$903	100%

(1)	Gross exposure before collateral represents credit exposure, including both realized and unrealized transactions, before (a) applying the terms of master netting agreements with counterparties and (b) netting of transactions with clearing brokers and exchanges. The table excludes amounts related to contracts classified as normal purchases/normal sales and non-derivative contractual commitments that are not recorded at fair value in the consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Non-performance could have a material adverse effect on the future results of operations, financial condition and cash flows.
(2)	Net exposure before collateral represents the credit exposure, including both realized and unrealized transactions, after applying the terms of master netting agreements with counterparties and netting of transactions with clearing brokers and exchanges.
(3)	Collateral includes cash and letters of credit received from counterparties.

GenOn Mid-Atlantic

	September 30,	September 30,	September 30,	September 30,	September 30,
	September 30, 2011
Credit Rating Equivalent	Gross Exposure Before Collateral(1),(4)	Net Exposure Before Collateral(2)	Collateral(3)	Exposure Net of Collateral	% of Net Exposure
	(dollars in millions)
Investment Grade:
Financial institutions	$687	$678	$—	$678	96%
Non-investment Grade:
Energy companies	7	7	—	7	1%
No External Ratings:
Internally-rated non-investment grade	21	21	—	21	3%

Total	$715	$706	$—	$706	100%

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
Credit Rating Equivalent	Gross Exposure Before Collateral(1),(4)	Net Exposure Before Collateral(2)	Collateral(3)	Exposure Net of Collateral	% of Net Exposure
	(dollars in millions)
Investment Grade:
Financial institutions	$714	$695	$—	$695	95%
Non-investment Grade:
Energy companies	13	13	—	13	2%
No External Ratings:
Internally-rated non-investment grade	25	25	—	25	3%

Total	$752	$733	$—	$733	100%

(1)	Gross exposure before collateral represents credit exposure, including both realized and unrealized transactions, before (a) applying the terms of master netting agreements with counterparties and (b) netting of transactions with clearing brokers and exchanges. The table excludes amounts related to contracts classified as normal purchases/normal sales and non-derivative contractual commitments that are not recorded at fair value in the consolidated balance sheets, except for any related accounts receivable. Such contractual commitments contain credit and economic risk if a counterparty does not perform. Non-performance could have a material adverse effect on the future results of operations, financial condition and cash flows.
(2)	Net exposure before collateral represents the credit exposure, including both realized and unrealized transactions, after applying the terms of master netting agreements with counterparties and netting of transactions with clearing brokers and exchanges.
(3)	Collateral includes cash and letters of credit received from counterparties.
(4)	Amounts do not include exposures with affiliates or exposures incurred by GenOn Mid-Atlantic in connection with transactions entered into with external counterparties by affiliates on its behalf, with the exception of coal purchases.

GenOn Americas Generation had credit exposure to two investment grade counterparties at September 30, 2011 and December 31, 2010, respectively, each representing an exposure of more than 10% of total credit exposure, net of collateral and totaling $586 million and $568 million at September 30, 2011 and December 31, 2010, respectively.

GenOn Mid-Atlantic had credit exposure to two investment grade counterparties at September 30, 2011 and three investment grade counterparties at December 31, 2010, respectively, each representing an exposure of more than 10% of total credit exposure, net of collateral and totaling $586 million and $653 million at September 30, 2011 and December 31, 2010, respectively.

GenOn Americas Generation and GenOn Mid-Atlantic Credit Risk

Our standard industry contracts contain credit-risk-related contingent features such as ratings-related thresholds whereby we would be required to post additional cash collateral or letters of credit as a result of a credit event, including a downgrade. Additionally, some of our contracts contain language, which is generally subjective in nature that could require us to post additional cash collateral or letters of credit as a result of a credit event, including a downgrade. However, as a result of our current credit rating, we are typically required to post collateral in the normal course of business to offset either substantially or completely the net liability positions, after applying the terms of master netting agreements. At September 30, 2011, the fair value of GenOn Americas Generation’s financial instruments with credit-risk-related contingent features in a net liability position was $11 million for which GenOn Americas Generation had posted collateral of $9 million, including cash and letters of credit. At September 30, 2011, GenOn Mid-Atlantic did not have any financial instruments with credit-risk-related contingent features in a net liability position.

At September 30, 2011 and December 31, 2010, GenOn Americas Generation had $54 million and $1 million, respectively, of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit on the consolidated balance sheets.

Fair Values of Other Financial Instruments (GenOn Americas Generation)

The fair values of certain funds on deposit, accounts receivable, notes and other receivables and accounts payable and accrued liabilities approximate their carrying amounts.

The carrying amounts and fair values of GenOn Americas Generation’s financial instruments are as follows:

	September 30,	September 30,	September 30,	September 30,
	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(in millions)
Liabilities:
Long and short-term debt(1)	$867	$748	$2,255	$2,273

(1)	The fair value of GenOn Americas Generation’s long- and short-term debt is estimated using reported market prices, when available.

4. Long-Term Debt

Outstanding debt was as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	September 30, 2011			December 31, 2010
	Stated Interest Rate (1)	Long-term	Current	Stated Interest Rate(1)	Long-term	Current
	(in millions, except interest rates)
Bonds and Notes:
GenOn Americas Generation:
Senior unsecured notes, due 2011(2)	—	$—	$—	8.30%	$—	$535
Senior unsecured notes, due 2021	8.50%	450	—	8.50	450	—
Senior unsecured notes, due 2031	9.125	400	—	9.125	400	—
Unamortized debt discounts, net	—	(2)	—	—	(2)	—
GenOn North America:
Senior notes, due 2013(3)	—	—	—	7.375	—	850
GenOn Mid-Atlantic:			—
GenOn Chalk Point capital lease, due 2011 to 2015	8.19%	15	4	8.19	18	4

Total		$863	$4		$866	$1,389

(1)	The stated interest rates are at September 30, 2011 and December 31, 2010.
(2)	These notes were repaid on May 2, 2011.
(3)	These notes were discharged at the closing of the Merger on December 3, 2010 and were redeemed on January 3, 2011 at a call price of 101.844% of the principal amount.

GenOn North America Senior Notes Due 2013

Upon the closing of the Merger, the senior notes due 2013 of GenOn North America (issued in 2005) were discharged following the deposit with the trustee of funds sufficient to pay the redemption price thereof, plus accrued interest to the date of redemption. The amount of funds on deposit with the trustee was $866 million at December 31, 2010 and was recorded as restricted cash included in funds on deposit on the consolidated balance sheet.

On January 3, 2011, the senior notes were redeemed at the call price of 101.844% of the principal amount plus accrued and unpaid interest through the date of redemption. The total payment on the date of redemption was $866 million and a $23 million loss on early extinguishment of debt (in other, net on the consolidated statement of operations) was recognized during the three months ended March 31, 2011, which includes a $16 million premium and $7 million of unamortized debt issuance costs.

GenOn Americas Generation Senior Notes

On May 2, 2011, GenOn Americas Generation repaid the $535 million of senior notes that came due.

5. Guarantees and Letters of Credit

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

Following is a summary of letters of credit issued and surety bonds provided:

	September 30,	September 30,
	September 30, 2011	December 31, 2010
	(in millions)
Letters of credit—rent reserves(1)	$75	$101
Letters of credit—energy trading and marketing activities(1)	30	63
Letters of credit—other operating activities(1)	33	31
Surety bonds	2	7

Total	$140	$202

(1)	Represents letters of credit posted by GenOn for the benefit of GenOn Americas Generation and GenOn Mid-Atlantic.

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

The total costs incurred under the Administrative Services Agreement with GenOn Energy Services have been included in our unaudited condensed consolidated statements of operations as follows:

GenOn Americas Generation

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Cost of fuel, electricity and other products—affiliate	$2	$2	$7	$6
Operations and maintenance expense—affiliate	31	41	98	121

Total	$33	$43	$105	$127

GenOn Mid-Atlantic

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Cost of fuel, electricity and other products—affiliate	$2	$2	$7	$6
Operations and maintenance expense—affiliate	19	25	57	70

Total	$21	$27	$64	$76

Services Provided by GenOn Energy Management

GenOn Americas Generation

As a result of the Merger, GenOn Energy Management provides services to certain of GenOn’s indirect operating subsidiaries through Power, Fuel Supply and Services Agreements. The services include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk. These transactions are recorded as operating revenues—affiliate and cost of fuel, electricity and other products—affiliate, as appropriate, in the unaudited condensed consolidated statements of operations. Amounts due from and to GenOn’s indirect operating subsidiaries are recorded as accounts receivable—affiliate or net payable—affiliate, as appropriate. Substantially all energy marketing overhead expenses are allocated to GenOn’s operating subsidiaries. During the three and nine months ended September 30, 2011, GenOn Americas Generation recorded a reduction to operations and maintenance expense—affiliate of $7 million and $20 million, respectively, related to the allocations of energy marketing overhead expenses to affiliates that are not included in the GenOn Americas Generation unaudited condensed consolidated statements of operations.

GenOn Mid-Atlantic

GenOn Mid-Atlantic receives services from GenOn Energy Management which include the bidding and dispatch of the generating units, procurement of fuel and other products and the execution of contracts, including economic hedges, to reduce price risk. These transactions are recorded as operating revenues—affiliate, cost of fuel, electricity and other products—affiliate and operations and maintenance expense—affiliate, as appropriate, in the unaudited condensed consolidated statements of operations. Amounts due to and from GenOn Energy Management under the Power Sale, Fuel Supply and Services Agreement are recorded as a net payable—affiliate or accounts receivable—affiliate, as appropriate. Substantially all energy marketing overhead expenses are allocated to GenOn’s operating subsidiaries. During the three months ended September 30, 2011 and 2010, GenOn Mid-Atlantic incurred $1 million and $3 million, respectively, of energy marketing overhead expenses. During the nine months ended September 30, 2011 and 2010, GenOn Mid-Atlantic incurred $3 million and $10 million, respectively, of energy marketing overhead expenses. These costs are included in operations and maintenance expense—affiliate in GenOn Mid-Atlantic’s unaudited condensed consolidated statements of operations.

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

Administration Arrangements with GenOn Energy Services

Prior to the completion of the Merger, substantially all of GenOn’s corporate overhead costs were allocated to its operating subsidiaries based on an average of each operating subsidiaries’ gross margin, labor costs and net property, plant and equipment relative to all operating subsidiaries. For periods subsequent to the completion of the Merger, GenOn’s corporate overhead costs are allocated based on each operating subsidiaries’ planned operating expenses relative to all operating subsidiaries. Management has concluded that this method of allocating overhead costs is reasonable. During the three and nine months ended September 30, 2011 and 2010, we incurred the following in costs under these arrangements, which are included in operations and maintenance expense—affiliate in our unaudited condensed consolidated statements of operations:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
GenOn Americas Generation	$29	$33	$94	$95
GenOn Mid-Atlantic	$19	$22	$61	$61

These allocations and charges are not necessarily indicative of what would have been incurred had we been an unaffiliated entity.

Notes Receivable from Affiliate and Notes Payable to Affiliate (GenOn Americas Generation)

In January 2011, GenOn Americas Generation and certain of its subsidiaries began participating in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries were transferred to central concentration accounts to fund working capital and other needs of the respective participants. The balances under this program are reflected as notes receivable from affiliate and notes payable to affiliate. The notes are due on demand and accrue interest, which is payable quarterly, at the yield of a short term Treasury security fund. At September 30, 2011 GenOn Americas Generation had current notes receivable from GenOn Energy Holdings of $161 million related to its intercompany cash management program. During the three and nine months ended September 30, 2011, GenOn Americas Generation earned an insignificant amount of interest income related to the notes receivable. At September 30, 2011 GenOn Americas Generation had current notes payable to GenOn Energy Holdings of $31 million related to its intercompany cash management program. During the three and nine months ended September 30, 2011, GenOn Americas Generation incurred an insignificant amount of interest expense related to the notes payable.

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

Emissions allowances purchased from GenOn Energy Management that were utilized in the three months ended September 30, 2011 and 2010, were $7 million and $9 million, respectively, and in the nine months ended September 30, 2011 and 2010, were $21 million and $25 million, respectively, and are recorded in cost of fuel, electricity and other products—affiliate in GenOn Mid-Atlantic’s unaudited condensed consolidated statements of operations.

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

To correct the misstatements, we recorded the following immaterial adjustments to the prior period financial statements presented in this Form 10-Q for GenOn Americas Generation: (a) cumulative decrease to member’s interest of $12 million in the consolidated balance sheet at December 31, 2010 and (b) cumulative increase to payables to affiliate and total current liabilities of $12 million in the consolidated balance sheet at December 31, 2010. To correct the misstatements, we recorded the following immaterial adjustments to the prior period financial statements presented in this Form 10-Q for GenOn Mid-Atlantic: (a) cumulative decrease to member’s interest of $8 million in the consolidated balance sheet at December 31, 2010 and (b) cumulative increase to payables to affiliate and total current liabilities of $8 million in the consolidated balance sheet at December 31, 2010.

7. Income Taxes

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

If GenOn Americas Generation were to be allocated income taxes attributable to its operations, the pro forma income tax provision (benefit) attributable to income before taxes would be $(11) million and $67 million during the three months ended September 30, 2011 and 2010, respectively, and $(1) million and $68 million during the nine months ended September 30, 2011 and 2010, respectively. The balance of GenOn Americas Generation’s pro forma deferred income taxes is $0 at September 30, 2011.

GenOn Mid-Atlantic

GenOn Mid-Atlantic and its subsidiaries are limited liability companies and are not subject to United States federal or state income taxes. As such, GenOn Mid-Atlantic is treated as though it were a branch or division of GenOn Americas Generation’s parent, GenOn Americas, for income tax purposes, and not as a separate taxpayer. GenOn Americas and GenOn are directly responsible for income taxes related to GenOn Mid-Atlantic’s operations. If GenOn Mid-Atlantic were to be allocated income taxes attributable to its operations, the pro forma income tax provision (benefit) attributable to income before taxes would be $(33) million and $127 million during the three months ended September 30, 2011 and 2010, respectively, and $(23) million and $209 million during the nine months ended September 30, 2011 and 2010, respectively. The balance of GenOn Mid-Atlantic’s pro forma deferred income taxes would be a net deferred tax liability of $189 million at September 30, 2011.

8. Segment Reporting (GenOn Americas Generation)

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

The Eastern PJM segment consists of four generating facilities located in Maryland and Virginia with total net generating capacity of 5,204 MW. The Northeast segment consists of four generating facilities located in Massachusetts and New York with total net generating capacity of 2,535 MW. The California segment consists of two generating facilities located in or near the City of San Francisco, with total net generating capacity of 1,985 MW. The total net generating capacity for California excludes the Potrero generating facility of 362 MW, which was shut down on February 28, 2011. The Energy Marketing segment consists of proprietary trading and fuel oil management activities. Other Operations includes parent company adjustments for affiliate transactions of GenOn Americas Generation. All revenues are generated and long-lived assets are located within the United States.

GenOn Americas Generation’s measure of profit or loss for the reportable segments is operating income/loss. This measure represents the lowest level of information that is provided to the chief operating decision maker for GenOn Americas Generation’s reportable segments. In the following tables, eliminations are primarily related to intercompany revenues and intercompany cost of fuel.

GenOn Americas Generation Operating Segments

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Eastern PJM	Northeast	California	Energy Marketing	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2011:

Operating revenues (1)	$41	$2	$22	$864	$—	$—	$929
Operating revenues—affiliate(2)	287	52	—	42	—	(397)	(16)

Total operating revenues	328	54	22	906	—	(397)	913
Cost of fuel, electricity and other products (3)	4	1	—	72	133	—	210
Cost of fuel, electricity and other products—affiliate(4)	170	35	—	819	(133)	(397)	494

Total cost of fuel, electricity and other products	174	36	—	891	—	(397)	704

Gross margin (excluding depreciation and amortization)	154	18	22	15	—	—	209

Operating Expenses:
Operations and maintenance	53	11	4	1	4	—	73
Operations and maintenance—affiliate	43	9	6	(1)	(4)	—	53
Depreciation and amortization	30	7	4	—	1	—	42
Impairment losses(5)	94	20	14	—	—	—	128
Gain on sales of assets, net	—	(1)	(5)	—	—	—	(6)
Gain on sales of assets, net—affiliate	—	1	1	—	—	—	2

Total operating expenses	220	$47	$24	$—	$1	$—	$292

Operating income (loss)	$(66)	$(29)	$(2)	$15	$(1)	$—	$(83)

(1)	Includes unrealized gains (losses) of $(3) million and $40 million for Eastern PJM and Energy Marketing, respectively.
(2)	Includes unrealized losses of $(2) million and $(25) million for Northeast and Energy Marketing, respectively.
(3)	Includes unrealized losses of $11 million for Energy Marketing.
(4)	Includes unrealized (gains) losses of $9 million, $1 million and $(11) million for Eastern PJM, Northeast and Energy Marketing, respectively.
(5)	Represents impairment losses for the write off of excess NOx and SO2 emissions allowances as a result of the CSAPR. See note 2.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Eastern PJM	Northeast	California	Energy Marketing	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2011:

Operating revenues (1)	$85	$11	$72	$2,014	$—	$—	$2,182
Operating revenues—affiliate(2)	821	136	—	171	—	(1,131)	(3)

Total operating revenues	906	147	72	2,185	—	(1,131)	2,179
Cost of fuel, electricity and other products (3)	13	4	—	119	377	—	513
Cost of fuel, electricity and other products—affiliate(4)	410	87	(2)	2,006	(376)	(1,131)	994

Total cost of fuel, electricity and other products	423	91	(2)	2,125	1	(1,131)	1,507

Gross margin (excluding depreciation and amortization)	483	56	74	60	(1)	—	672

Operating Expenses:
Operations and maintenance	216	32	16	2	4	—	270
Operations and maintenance—affiliate	125	28	23	—	(4)	—	172
Depreciation and amortization	89	19	11	1	4	—	124
Impairment losses(5)	94	20	14	—	—	—	128
Gain on sales of assets, net	—	—	(5)	—	—	—	(5)
Gain on sales of assets, net—affiliate	—	1	1	—	—	—	2

Total operating expenses	524	100	60	3	4	—	691

Operating income (loss)	$(41)	$(44)	$14	$57	$(5)	$—	$(19)

Total assets at September 30, 2011	$4,213	$435	$129	$1,389	$177	$(410)	$5,933

(1)	Includes unrealized losses of $(42) million and $(28) million for Eastern PJM and Energy Marketing, respectively.
(2)	Includes unrealized gains (losses) of $(39) million, $(12) million and $32 million for Eastern PJM, Northeast and Energy Marketing, respectively.
(3)	Includes unrealized gains of $(18) million for Energy Marketing.
(4)	Includes unrealized (gains) losses of $(18) million, $(1) million and $18 million for Eastern PJM, Northeast and Energy Marketing, respectively.
(5)	Represents impairment losses for the write off of excess NOx and SO2 emissions allowances as a result of the CSAPR. See note 2.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Eastern PJM	Northeast	California	Energy Marketing	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2010:

Operating revenues(1)	$165	$2	$28	$580	$—	$—	$775
Operating revenues—affiliate(2)	488	86	13	53	—	(640)	—

Total operating revenues	653	88	41	633	—	(640)	775
Cost of fuel, electricity and other products (3)	4	—	—	78	163	—	245
Cost of fuel, electricity and other products—affiliate(4)	178	59	9	559	(163)	(640)	2

Total cost of fuel, electricity and other products	182	59	9	637	—	(640)	247

Gross margin (excluding depreciation and amortization)	471	29	32	(4)	—	—	528

Operating Expenses:
Operations and maintenance	65	14	6	2	1	—	88
Operations and maintenance—affiliate	51	14	9	1	(1)	—	74
Depreciation and amortization	36	5	8	1	2	—	52
Gain on sales of assets, net	—	(1)	—	—	—	—	(1)

Total operating expenses	152	32	23	4	2	—	213

Operating income (loss)	$319	$(3)	$9	$(8)	$(2)	$—	$315

(1)	Includes unrealized gains of $124 million and $30 million for Eastern PJM and Energy Marketing, respectively.
(2)	Includes unrealized gains (losses) of $32 million, $8 million and $(40) million for Eastern PJM, Northeast and Energy Marketing, respectively.
(3)	Includes unrealized gains of $13 million for Energy Marketing.
(4)	Includes unrealized (gains) losses of $(23) million, $10 million and $13 million for Eastern PJM, Northeast and Energy Marketing, respectively.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Eastern PJM	Northeast	California	Energy Marketing	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2010:
Operating revenues(1)	$384	$10	$89	$1,416	$—	$—	$1,899
Operating revenues—affiliate(2)	1,178	190	23	100	—	(1,491)	—

Total operating revenues	1,562	200	112	1,516	—	(1,491)	1,899
Cost of fuel, electricity and other products(3)	13	—	—	277	430	—	720
Cost of fuel, electricity and other products—affiliate(4)	574	121	21	1,211	(430)	(1,491)	6

Total cost of fuel, electricity and other products	587	121	21	1,488	—	(1,491)	726

Gross margin (excluding depreciation and amortization)	975	79	91	28	—	—	1,173

Operating Expenses:
Operations and maintenance	200	39	23	3	5	—	270
Operations and maintenance—affiliate	146	40	30	5	(5)	—	216
Depreciation and amortization	105	17	23	1	5	—	151
Gain on sales of assets, net	(3)	(1)	—	—	—	—	(4)

Total operating expenses	448	95	76	9	5	—	633

Operating income (loss)	$527	$(16)	$15	$19	$(5)	$—	$540

Total assets at December 31, 2010	$4,626	$488	$121	$2,418	$1,292	$(1,132)	$7,813

(1)	Includes unrealized gains of $227 million and $59 million for Eastern PJM and Energy Marketing, respectively.
(2)	Includes unrealized gains (losses) of $62 million, $10 million and $(72) million for Eastern PJM, Northeast and Energy Marketing, respectively.
(3)	Includes unrealized losses of $107 million for Energy Marketing.
(4)	Includes unrealized (gains) losses of $81 million, $26 million and $(107) million for Eastern PJM, Northeast and Energy Marketing, respectively.

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)

Operating income (loss) for all segments	$(83)	$315	$(19)	$540
Interest expense	(19)	(51)	(70)	(150)
Interest expense—affiliate	(4)	—	(4)	—
Other, net	—	1	(23)	(1)

Income (loss) before income taxes	$(106)	$265	$(116)	$389

9. Litigation and Other Contingencies

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

Scrubber Contract Litigation

In January 2011, Stone & Webster, the EPC contractor for the scrubber projects at the Chalk Point, Dickerson and Morgantown generating facilities, filed two suits against GenOn Mid-Atlantic and one suit against GenOn Chalk Point in the United States District Court for the District of Maryland. Stone & Webster claims that it has not been paid in accordance with the terms of the EPC agreements for the scrubber projects and sought $143.1 million in liens against the properties. In March 2011, the court granted these liens. In June 2011, Stone & Webster filed a motion to amend its lien claims at these facilities by an additional $90.5 million. In August 2011, the court granted these additional liens. In September 2011, GenOn Mid-Atlantic paid $68 million to Stone & Webster for achieving substantial completion under the EPC agreements, which reduced the outstanding liens amount to $165.6 million. As a result of certain lien restrictions in its lease documentation, GenOn Mid-Atlantic has reserved $165.6 million of cash (which is included in funds on deposit on the unaudited condensed consolidated balance sheet) in respect of such liens. The liens are interlocutory only and will not become final unless and until Stone & Webster is successful in prosecuting its contractual claims. We dispute Stone & Webster’s allegations and in February 2011 filed a related action against Stone &Webster in the United States District Court for the Southern District of New York. Currently, $1.674 billion continues to represent management’s best estimate of the total capital expenditures for compliance with the Maryland Healthy Air Act. However, if the costs incurred were to equal the amount claimed by Stone &Webster, the total capital expenditures would exceed $1.674 billion by approximately 5%.

Environmental Matters

Montgomery County Carbon Emissions Levy. The Dickerson generating facility is located in Montgomery County, Maryland, and in May 2010, Montgomery County imposed a levy on major emitters of CO2 in the county of $5 per ton of CO2 emitted. We estimated that the CO2 levy would have imposed $10 million to $15 million per year in levies owed to Montgomery County. In June 2010, GenOn Mid-Atlantic filed an action against Montgomery County in the United States District Court for the District of Maryland seeking a determination that the CO2 levy was unlawful. In July 2010, the District Court ruled that the CO2 levy was a tax rather than a fee and granted a motion filed by Montgomery County seeking dismissal of the suit under the federal Tax Injunction Act for lack of jurisdiction. GenOn Mid-Atlantic appealed that ruling to the United States Court of Appeals for the Fourth Circuit. In June 2011, the United States Court of Appeals for the Fourth Circuit overturned the dismissal and remanded the case to the District Court. In July 2011, following the decision of the Court of Appeals, Montgomery County repealed the carbon emissions levy. GenOn Mid-Atlantic has been refunded all amounts previously paid, with interest.

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

Potomac River NOV. In August 2011, the Virginia DEQ issued an NOV related to the Potomac River generating facility. The Virginia DEQ asserted that (a) the facility is not equipped with all the appropriate fugitive dust controls, (b) we failed to correctly calculate NOx emissions rates and (c) NOx emissions exceeded the permitted limits on six days in June and July 2011. We contest the allegations.

Maryland Fly Ash Facilities. We have three fly ash facilities in Maryland: Faulkner, Westland and Brandywine. We dispose of fly ash from our Morgantown and Chalk Point generating facilities at Brandywine. We dispose of fly ash from our Dickerson generating facility at Westland. We no longer dispose of fly ash at the Faulkner facility. As described below, the MDE has sued us regarding Faulkner and Brandywine and threatened to sue regarding Westland. The MDE also has threatened not to renew the water discharge permits for all three facilities.

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

Stay and Settlement Discussions. In June 2011, the MDE agreed to stay the litigation related to Faulkner and Brandywine while we pursue settlement of allegations related to the three Maryland ash facilities. MDE also agreed not to pursue its tentative denial of our application to renew our water discharge permit at Brandywine and agreed not to act on our renewal applications for Faulkner or Westland while we are discussing settlement. As a condition to obtaining the stay, we agreed in principle to pay a civil penalty of $1.9 million to the MDE if we reach a comprehensive settlement regarding all of the allegations related to the three Maryland ash facilities. Accordingly, we accrued $1.9 million during the three months ended June 30, 2011. We also developed a technical solution, which included installing synthetic caps on portions of each of the ash facililties, that we thought would address the MDE’s concerns at the three ash facilities. During the three months ended June 30, 2011, we accrued $28 million for the estimated cost of the technical solution. In October 2011, the MDE informed us that our proposed technical solution was not adequate in the MDE’s view. At this time, we cannot reasonably estimate the upper range of our obligations for remediating the sites for the following reasons: (a) we have not finished assessing each site including identifying the full impacts to both ground and surface water and the impacts to the surrounding habitat; (b) we have not finalized with the MDE the standards to which we must remediate; and (c) we have not identified the technologies required, if any, to meet the mandated remediation standards at each site nor the timing of the design and installation of such technologies. There are no assurances that we will be able to settle the three matters for the amounts that we have accrued and the ultimate resolution of these matters could be material to our results of operations, financial position and cash flows.

Ash Disposal Facility Closures. We are responsible for environmental costs related to the future closures of several ash disposal facilities. GenOn Americas Generation has accrued the estimated discounted costs ($10 million and $9 million at September 30, 2011 and December 31, 2010, respectively) associated with these environmental liabilities as part of its asset retirement obligations. GenOn Mid-Atlantic recorded the estimated discounted costs ($8 million and $7 million at September 30, 2011 and December 31, 2010, respectively) associated with these environmental liabilities as part of its asset retirement obligations. These amounts are exclusive of the $28 million accrual for the technical solution for three ash facilities in Maryland discussed above.

Chapter 11 Proceedings

In July 2003, and various dates thereafter, GenOn Energy Holdings and certain of its subsidiaries, (collectively, the Mirant Debtors), including us, filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. GenOn Energy Holdings, we and most of the other Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective. The remaining Mirant Debtors emerged from bankruptcy on various dates in 2007. Approximately 461,000 of the shares of GenOn Energy Holdings common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved. Upon the Merger, those reserved shares converted into a reserve for approximately 1.3 million shares of GenOn common stock. Under the terms of the Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of GenOn common stock, cash, or both as previously allowed claims, regardless of the price at which the GenOn common stock is trading at the time the claim is resolved. If the aggregate amount of any such payouts results in the number of reserved shares being insufficient, additional shares of GenOn common stock may be issued to address the shortfall.

ITEM 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A. GenOn Americas Generation

This section is intended to provide the reader with information that will assist in understanding GenOn Americas Generation’s interim financial statements, the changes in those financial statements from period to period and the primary factors contributing to those changes. The following discussion should be read in conjunction with GenOn Americas Generation’s interim financial statements and its 2010 Annual Report on Form 10-K. The results of operations by segment and critical accounting estimates have been omitted from this Item 2 pursuant to the reduced disclosure format permitted by General Instruction H(2) to Form 10-Q. For discussion on the segments, see note 8 to our interim financial statements.

Overview

With approximately 9,724 MW of net electric generating capacity, we operate across various fuel (natural gas, coal and oil) and technology types, operating characteristics and regional power markets. At September 30, 2011, our generating capacity was 54% in PJM, 26% in NYISO and ISO-NE and 20% in CAISO.

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

Hedging Activities

We hedge economically a substantial portion of our Eastern PJM coal-fired baseload generation and certain of our other generation. We generally do not hedge our intermediate and peaking units for tenors greater than 12 months. We hedge economically using products which we expect to be effective to mitigate the price risk of our generation. However, as a result of market liquidity limitations, our hedges often are not an exact match for the generation being hedged, and we have some risks resulting from price differentials for different delivery points. In addition, we have risks for implied differences in heat rates when we hedge economically power using natural gas. Currently, a significant portion of our hedges are financial swap transactions between GenOn Mid-Atlantic and financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. At October 31, 2011, our aggregate hedge levels increased in part based on expected reduced generation considering the effects of the CSAPR and were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2013	2014	2015	2016

Power	85%	54%	33%	25%	20%
Fuel	79%	53%	5%	—%	—%

The Dodd-Frank Act, which was enacted in July 2010 in response to the global financial crisis, increases the regulation of transactions involving OTC derivative financial instruments. The statute provides that standardized swap transactions between dealers and large market participants will have to be cleared and traded on an exchange or electronic platform. Although the provisions and legislative history of the Dodd-Frank Act provide strong evidence that market participants, such as GenOn Americas Generation, which utilize OTC derivative financial instruments to hedge commercial risks are not to be subject to these clearing and exchange-trading requirements, it is uncertain what the final implementing regulations will provide. The effect of the Dodd-Frank Act on our business depends in large measure on pending rulemaking proceedings of the CFTC, the SEC and the federal banking regulators. Under the Dodd-Frank Act, entities defined as “swap dealers” and “major swap participants” (SD/MSPs) will face costly requirements for clearing and posting margin, as well as additional requirements for reporting and business conduct. The CFTC and SEC issued a proposed rulemaking to set final definitions for the terms “swap dealer” and “major swap participant” among others. Although we do not expect our hedging activity to result in our designation as an SD/MSP, as proposed, the “swap dealer” definition in particular is ambiguous, subjective and could be broad enough to encompass some energy companies. In addition, the CFTC and federal banking regulators, who will regulate bank SD/MSPs, separately issued proposed rules to establish capital and margin requirements for SD/MSPs and swap counterparties. While end-user counterparties who are using a swap to hedge or mitigate commercial risk would be generally exempt from mandatory margin requirements under the CFTC’s proposal applicable to non-bank SD/MSPs, they would have to post cash margin to bank SD/MSPs if they exceed exposure thresholds under the federal banking regulators’ proposal. The federal banking regulators’ rulemaking states that the credit support limit shall be determined by the bank SD/MSPs in accordance with their normal credit processes to set credit limits and to collect initial and variation margin. As proposed, the federal banking regulators’ rulemaking does not specify a procedure for determining such thresholds and a major question remains of the extent to which end-users and bank SD/MSPs will be free under the proposal to set their own thresholds to avoid the collection of margin from end-users. If applied to our hedging activity, such regulations could materially affect our ability to hedge economically our generation by significantly increasing the collateral costs associated with such activities. Furthermore, the CFTC and federal banking regulators’ proposed capital requirements for SD/MSPs recommend significant and cash-dependent capital requirements for SD/MSPs. The cost of complying with these requirements may be passed through to and imposed on commercial end users indirectly and increase the cost of our hedging activities.

The CFTC has also issued its proposed definition of “swap.” In further defining the term, the CFTC has left some ambiguity as to whether what are commonly understood as commodity options (which can settle physically) are to be generally considered swaps. With regard to electric power ISO/RTO products, including Financial Transmission Rights (FTRs), the CFTC has said only that it will consider granting exemptions to transactions where an instrument regulated by FERC is involved and such an exclusion would be in the public interest. If applied to our hedging activity, such regulations could considerably increase the transaction costs with respect to commodity options and FTRs.

Moreover, the CFTC issued a proposal establishing recordkeeping and reporting requirements for swaps entered into before July 21, 2010, whose terms had not expired as of that date, and data relating to swaps entered into on or after July 21, 2010 and prior to the compliance date specified in the CFTC’s final swap data reporting rules. Additionally, in July 2011, the CFTC adopted final large trader reporting rules for physical commodity swaps and swaptions. Although GenOn Americas Generation will have increased reporting and recordkeeping requirements under both proposals, we do not expect the proposed requirements to have a material effect on our hedging activities.

In terms of the timing for the release and implementation of the rules established by Dodd-Frank, in July 2011, the CFTC issued an order clarifying the effective date of the provisions in the swap regulatory regime as the CFTC continues to implement rules. The order provides temporary relief from certain provisions that would otherwise apply to swaps or swap dealers and that would have become effective as of July 16, 2011, until the CFTC completes the rulemakings specified in the order. This order is temporary, and it will expire upon the earlier of the effective date of final rules or December 31, 2011. In an open meeting in September 2011, Chairman Gensler indicated that the CFTC will not meet the extended deadline of December 31, 2011. The CFTC subsequently published an outline indicating that they may consider final rules in 2011 including entity and product definitions, position limits, the end-user exemption, and recording and reporting rules. The outline also indicated that the CFTC may consider final rules during the first quarter of 2012 including capital and margin requirements, client clearing documentation and risk management and internal business conduct rules. The CFTC indicated that the outline provided was subject to change and that the dates and order in which the CFTC finalizes its Dodd-Frank rulemaking could differ substantially from those provided in the outline. In the meantime, the CFTC has proposed an amendment extending the exemptive relief to July 16, 2012, or until a date the CFTC may otherwise determine with respect to a particular requirement under the Commodity Exchange Act.

In addition, in September 2011, the CFTC proposed swaps compliance and implementation schedules for mandatory clearing and trading, trading documentation and uncleared margin. The CFTC’s notice of proposed rulemaking would give the CFTC discretion to phase in implementation of any clearing mandate for 90, 180 or 270 days, depending on the types of entities that are party to the relevant swap. The trigger for the implementation phase-in period would be the issuance of a clearing mandate by the CFTC. The CFTC also issued a further notice of proposed rulemaking with respect to margin and documentation requirements that would establish implementation schedules of 90, 180 or 270 days, depending on the types of entities involved. The CFTC has proposed, but not yet adopted, regulations implementing both of these provisions. As the entity and product definitions have not been finalized, we cannot fully assess the impact of these proposals.

Capital Expenditures and Capital Resources

During the nine months ended September 30, 2011, we invested $129 million for capital expenditures, excluding capitalized interest paid. Capital expenditures for the period primarily relate to maintenance capital expenditures and include the $68 million payment to Stone & Webster for substantial completion of the scrubber projects. At September 30, 2011, we have invested $1.59 billion of the $1.674 billion that was budgeted for capital expenditures related to compliance with the Maryland Healthy Air Act. Provisions in the construction contracts for the scrubbers at three of our largest Maryland coal-fired units provide for certain payments to be made after final completion of the projects. The current budget of $1.674 billion continues to represent our best estimate of the total capital expenditures for compliance with the Maryland Healthy Air Act. See note 9 to our interim financial statements for further discussion of the scrubber contract litigation.

The following table details the expected timing of payments for our estimated capital expenditures, excluding capitalized interest, for the remainder of 2011, 2012 and 2013:

	September 30,	September 30,	September 30,
	October 1, 2011 through December 31, 2011	2012	2013
		(in millions)

Maryland Healthy Air Act	$84	$—	$—
Other environmental	—	14	22
Maintenance	17	47	71
Other construction	21	8	—
Other	1	1	—

Total	$123	$70	$93

We expect that available cash and future cash flows from operations will be sufficient to fund these capital expenditures. Other environmental capital expenditures set forth above could significantly increase subject to the content and timing of final rules and future market conditions.

Environmental Matters

We decide to invest capital for environmental controls based on relatively certain regulations, an evaluation of various options for regulatory compliance, including different technologies and fuel modification, and the expected economic returns on the capital. Whether we elect to install additional controls as a result of existing or pending regulations remains uncertain and depends on, among other things, the content and timing of the full slate of regulations, the expected effect of regulations on wholesale power prices and allowance prices, as well as the cost of controls, profitability of our generating facilities, market conditions at the time and the likelihood of CO2 regulation.

The costs associated with more stringent environmental air and water quality requirements, including state-specific or regional regulatory initiatives, may result in coal-fired generating facilities, including some of ours, being retired. Implementation of a program putting a price on emissions of CO2 in addition to other emissions control requirements could increase the likelihood of retirements of coal-fired generating facilities. See discussion under – “HAPs Regulations” below.

We expect any such industry retirements to contribute to improving supply and demand fundamentals for the remaining generating facilities. Any resulting increased demand for natural gas could increase the spread between natural gas and coal prices, which would also benefit the remaining coal-fired generating facilities. Consequently, GenOn Americas Generation and GenOn Mid-Atlantic expect industry retirements to result in higher market power prices, which we think will result in GenOn Americas Generation investing approximately $345 million to $450 million, including $315 million to $415 million for GenOn Mid-Atlantic, over the next six years for SCRs and other environmental controls to meet certain air and water quality requirements, which we expect to fund from existing sources of liquidity. Current market prices do not support this level of investment. Under current and forecasted market conditions, we do not expect installations of scrubbers to be economic at most of our unscrubbed coal-fired facilities. If market power prices rise even higher than our current expectations, we might invest more than $450 million for environmental controls.

Given the uncertainty related to these environmental matters and those discussed or referred to below, we cannot predict their actual outcome or ultimate effect on our business, and such matters could result in a material adverse effect on our results of operations, financial position and cash flows. See also our discussion under the caption “Environmental Matters” in note 9 to our interim financial statements, including the discussion regarding our Brandywine, Faulkner and Westland ash facilities.

Cross-State Air Pollution Rule. In 2005, the EPA promulgated the CAIR, which established SO2 and NOx cap-and-trade programs applicable directly to states and indirectly to generating facilities in the eastern United States. The NOx cap-and-trade program has two components: an annual program and an ozone-season program. The CAIR SO2 cap-and-trade program builds off the existing acid rain cap-and-trade program but requires generating facilities to surrender twice as many allowances to cover emissions from 2010 through 2014 and approximately three times as many allowances starting in 2015. Florida, Illinois, Maryland, Mississippi, New Jersey, New York, Ohio, Pennsylvania and Virginia are subject to the CAIR’s SO2 trading program and both its NOx trading programs. Massachusetts is subject only to the CAIR’s ozone-season NOx trading program. These cap-and-trade programs were to be implemented in two phases, with the first phase going into effect in 2009 for NOx and 2010 for SO2 and more stringent caps going into effect in 2015. In July 2008, the D.C. Circuit in State of North Carolina v. Environmental Protection Agency issued an opinion that would have vacated the CAIR. Various parties filed requests for rehearing with the D.C. Circuit and in December 2008, the D.C. Circuit issued a second opinion in which it granted rehearing only to the extent that it remanded the case to the EPA without vacating the CAIR. Accordingly, the CAIR will remain effective until it is replaced by a rule consistent with the D.C. Circuit’s opinions, which as described below will take place in January 2012.

In August 2011, the EPA finalized the regulations to replace the CAIR with the CSAPR starting in 2012. The CSAPR addresses interstate transport of emissions of NOx and SO2. In September 2011, we (and others) asked the United States Court of Appeals for the D.C. Circuit to stay and vacate the CSAPR because, among other reasons, the rule circumvents the state implementation plan process expressly provided for in the Clean Air Act, affords affected parties no time to install compliance equipment before the compliance period starts and includes numerous material changes from the proposed rule, which deprived parties of an opportunity to provide comments.

The CSAPR establishes limitations on NOx and/or SO2 emissions from electric generating units that are (i) greater than 25 megawatts and (ii) located in 27 states (in the eastern half of the United States) that the EPA determined contribute significantly to nonattainment in other states, or to interfere with maintenance in other states, of one or more of three NAAQS: (a) the annual NAAQS for fine particulate matter (PM2.5) promulgated in 1997; (b) the “24-hour” NAAQS for PM2.5 promulgated in 2006 and (c) the ozone NAAQS promulgated in 1997. The CSAPR creates “emission budgets” for each of the covered states and allocates emissions allowances (denominated in tons of emissions) to each of the 27 states regulated under the CSAPR. Under the EPA federal implementation plan, for each of 2012 and 2013, GenOn Americas Generation was allocated 9,642, 4,311, and 19,285 allowances under the CSAPR for annual NOx, ozone-season NOx, and SO2, respectively. For each of 2012 and 2013, GenOn Mid-Atlantic was allocated 9,476, 4,194, and 18,925 allowances under the CSAPR for annual NOx, ozone-season NOx, and SO2, respectively. The federal implementation plan has also outlined EPA-determined allocations in the same amounts for 2013, although the CSAPR contemplates that states after 2012 may allocate allowances in a different manner than allocated initially under the CSAPR. In October 2011, the EPA proposed revisions to the final CSAPR that, if finalized, would provide GenOn Americas Generation with a small allowance increase in each compliance year. As a result, the expected CSAPR allowances for GenOn Americas Generation would be 9,683, 4,345 and 19,339 in 2012 and 2013, for annual NOx, ozone-season NOx and SO2, respectively. The CSAPR limits each electric generating unit’s NOx and SO2 emissions to amounts covered by the number of allowances held by that source in allowance accounts under the program (which may be purchased or otherwise acquired from other sources, subject to certain limitations in the rule).

The NOx allowances from the CAIR program will not be used in the CSAPR program and accordingly will have no value after 2011. The SO2 allowances used for compliance in the CAIR program are the acid rain program allowances, which will have negligible value after 2011. As a result of the CSAPR, GenOn Americas Generation recorded impairment losses of $128 million and GenOn Mid-Atlantic recorded impairment losses of $94 million for the write-off of excess NOx and SO2 emissions allowances during the three months ended September 30, 2011. See note 2 to our interim financial statements for further discussion of the impairment losses.

We expect that the CSAPR will result in reduced generation volumes from uncontrolled coal-fired plants, increased generation from gas-fired plants, increased market power prices and increased emissions costs offset by allocated allowances. The effect of the CSAPR on our results of operations is dependent on the price of the emissions allowances, liquidity in the emissions allowances markets and whether we choose to monetize the allowances. Based on current market conditions, the CSAPR is expected to have a negative effect on our results of operations, which includes carrying excess CSAPR emissions allowances to future periods to optimize their value. Our long term results are dependent on market conditions and pending environmental regulations, including how states allocate the CSAPR allowances and finalization of HAPs-MACT. As currently proposed, HAPs-MACT is expected to mitigate the CSAPR effect starting in the second half of the decade. In addition to evaluating the effects of the CSAPR on our business and our ongoing evaluation of the wholesale energy market, our future decisions to mothball, retire or dispose of facilities could result in impairment charges related to our fixed assets.

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

HAPs Regulations. In May 2011, the EPA proposed emission standards for HAPs from coal- and oil-fired units. The EPA proposes to establish limits for mercury, non-mercury metals, certain organics and acid gases for compliance beginning in 2015. We do not expect these proposals to materially affect our operations. Our Maryland coal-fired units already are subject to SO2, NOx, and mercury limits under the Maryland Healthy Air Act. Accordingly, emissions from our Maryland coal-fired units already meet the EPA’s proposed HAPs standards as a result of the controls that have been installed. We expect that higher earnings from price increases resulting from industry retirements will be positive for us.

AB 32. In California, emissions of greenhouse gases are governed by California’s Global Warming Solutions Act (AB 32), which requires that statewide greenhouse gas emissions be reduced to 1990 levels by 2020. In December 2008, the CARB approved a Scoping Plan for implementing AB 32. The Scoping Plan requires that the CARB adopt a cap-and-trade regulation by January 2011 and that the cap-and-trade program begin in 2012. The CARB’s schedule for developing regulations to implement AB 32 is being coordinated with the schedule of the WCI for development of a regional cap-and-trade program for greenhouse gas emissions. Through the WCI, California is working with other western states and Canadian provinces to coordinate and implement a regional cap-and-trade program. In October 2010, the CARB released its proposed cap-and-trade regulation for public comment, which the CARB approved in December 2010. In March 2011, a California superior court judge enjoined the implementation of the cap-and-trade program and related Scoping Plan measures until the CARB remedies various procedural flaws related to the CARB’s environmental review of the Scoping Plan under the California Environmental Quality Act. The CARB appealed the decision. A state appellate court stayed the injunction, allowing the CARB to continue to develop the final cap-and-trade regulation. However, the CARB indicated in June 2011 that while it still intends to initiate the cap-and-trade program in 2012, compliance requirements imposed by the rule will be delayed one year until 2013. In October 2011, the CARB adopted these final cap-and-trade regulations with an initial compliance period of 2013-2014 for electric utilities and large industrial facilities. Our California generating facilities will be required to comply with the cap-and-trade regulations and related rules when they go into effect. The recently adopted cap-and-trade regulation and any other plans, rules and programs approved to implement AB 32 could adversely affect the costs of operating the facilities. However, in accordance with our tolling agreements for the Northern California generating facilities, we would pass any applicable costs through to the counterparties.

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

Potrero Shutdown

On February 28, 2011, the Potrero generating facility was shut down. See note 3 to our consolidated financial statements in our 2010 Annual Report on Form 10-K for further discussion.

Potomac River Retirement

In August 2011, GenOn Mid-Atlantic entered into an agreement with the City of Alexandria, Virginia to remove permanently from service its Potomac River generating facility on October 1, 2012, subject to the receipt of all necessary consents and approvals. PJM has determined that the retirement of the facility will not affect reliability. GenOn Mid-Atlantic must now receive consent from PEPCO. If the PEPCO consent has not been received by July 3, 2012, the Potomac River generating facility will be retired within 90 days after the receipt thereof. Upon retirement of the Potomac River generating facility, all funds in a related account shall be distributed to GenOn Mid-Atlantic, provided that, if the retirement of the facility is after January 1, 2014, $750,000 of such funds shall be paid to the City of Alexandria. Currently, approximately $32 million is held in the escrow account. We do not expect any material diminution in the amount on deposit in the escrow account between now and disbursement of the funds to us. We do not expect the closing of the Potomac River generating facility to have a material effect on our business, results of operations, financial position or cash flows. See note 2 to our interim financial statements for further discussion of the retirement of the Potomac River generating facility and the impairment losses recognized in 2010.

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

Results of Operations

Non-GAAP Performance Measures. The following discussion includes the non-GAAP financial measures “realized gross margin” and “unrealized gross margin” to reflect how we manage our business. In our discussion of the results, we include the components of realized gross margin, which are energy, contracted and capacity, and realized value of hedges. Management generally evaluates our operating results excluding the impact of unrealized gains and losses. When viewed with our GAAP financial results, these non-GAAP financial measures may provide a more complete understanding of factors and trends affecting our business. Realized gross margin represents our gross margin (excluding depreciation and amortization) less unrealized gains and losses on derivative financial instruments. Conversely, unrealized gross margin represents our unrealized gains and losses on derivative financial instruments. None of our derivative financial instruments recorded at fair value are designated as hedges and changes in their fair values are recognized currently in income as unrealized gains or losses. As a result, our financial results are, at times, volatile and subject to fluctuations in value primarily because of changes in forward electricity and fuel prices. Realized gross margin, together with its components energy, contracted and capacity and realized value of hedges, provide a measure of performance that eliminates the volatility reflected in unrealized gross margin, which is created by significant shifts in market values between periods. However, these non-GAAP financial measures may not be comparable to similarly titled non-GAAP financial measures used by other companies. We use these non-GAAP financial measures in communications with investors, analysts, rating agencies, banks and other parties. We think these non-GAAP financial measures provide meaningful representations of our consolidated operating performance and are useful to us and others in facilitating the analysis of our results of operations from one period to another. We encourage our investors to review our financial statements and other publicly filed reports in their entirety and not to rely on a single financial measure.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Consolidated Financial Performance

We reported a net loss of $106 million and net income of $266 million during the three months ended September 30, 2011 and 2010, respectively. The change in net income/loss is detailed as follows:

	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Increase/
	2011	2010	(Decrease)
	(in millions)
Gross margin:
Energy	$71	$171	$(100)
Contracted and capacity	89	135	(46)
Realized value of hedges	49	55	(6)

Realized gross margin	209	361	(152)
Unrealized gross margin	—	167	(167)

Total gross margin (excluding depreciation and amortization)	209	528	(319)
Operating expenses:
Operations and maintenance	73	88	(15)
Operations and maintenance—affiliate	53	74	(21)
Depreciation and amortization	42	52	(10)
Impairment losses	128	—	128
Gain on sales of assets, net	(6)	(1)	(5)
Loss on sales of assets, net—affiliate	2	—	2

Total operating expenses	292	213	79

Operating income (loss)	(83)	315	(398)

Other income (expense), net:
Interest expense, net	(19)	(51)	(32)
Interest expense, net—affiliate	(4)	—	4
Other, net	—	1	1

Total other expense, net	(23)	(50)	(27)

Income (loss) before income taxes	(106)	265	(371)
Benefit for income taxes	—	(1)	1

Net income (loss)	$(106)	$266	$(372)

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

During the three months ended September 30, 2011, our realized gross margin decrease of $152 million was principally a result of the following:

•

a decrease of $100 million in energy primarily as a result of a decrease in generation volumes in Eastern PJM as a result of contracting dark spreads and spark spreads and a decrease in Energy Marketing primarily as a result of a decrease in fuel oil management activities, offset in part by an increase in proprietary trading;

•	a decrease of $46 million in contracted and capacity primarily from lower capacity prices in Eastern PJM and the Northeast and the shutdown of the Potrero generating facility in California; and

•

a decrease of $6 million in realized value of hedges primarily as a result of a decrease in power hedges in Eastern PJM primarily resulting from prices and volumes hedged, partially offset by an increase in coal hedges in Eastern PJM resulting from prices.

Unrealized Gross Margin. Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods. Our unrealized gross margin for both periods reflects the following:

•

unrealized gains or losses of $0 during the three months ended September 30, 2011, which included a $39 million net increase in the value of hedge and proprietary trading contracts for future periods, offset by $39 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period; and

•

unrealized gains of $167 million during the three months ended September 30, 2010, which included a $243 million net increase in the value of hedge and trading contracts for future periods primarily related to decreases in forward power and natural gas prices and increases in forward coal prices, offset by unrealized losses of $76 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period.

Operating Expenses. Our operating expenses increase of $79 million was principally a result of the following:

•

an increase of $128 million in impairment losses for the write-off of excess NOx and SO2 emissions allowances included in intangible assets ($70 million) and the write-off of excess NOx and SO2 emissions allowances previously included in property, plant and equipment ($58 million) during the three months ended September 30, 2011 as a result of the CSAPR in Eastern PJM, Northeast and California; partially offset by

•

a decrease of $36 million in operations and maintenance expense primarily as a result of (a) a change in the allocation methodology for overhead costs as a result of the Merger, (b) a $6 million decrease resulting from changes in asset retirement obligation assumptions in Eastern PJM, (c) $4 million as a result of the repeal of the Montgomery County CO2 levy and (d) other cost reductions in Eastern PJM and Northeast. These decreases were partially offset by $5 million of major litigation costs, net of recoveries; and

•

a decrease of $10 million in depreciation and amortization expense primarily as a result of a reduction in the carrying value of the Dickerson and Potomac River generating facilities as a result of impairment losses in the fourth quarter of 2010, and the shutdown of the Potrero generating facility.

Interest Expense, Net. Interest expense, net decrease of $28 million reflects lower interest expense as a result of (a) repayment of the GenOn North America senior secured credit facilities and senior notes in December 2010 and January 2011, respectively, and (b) repayment of the GenOn Americas Generation senior unsecured notes in May 2011.

Operating Statistics

The following table summarizes power generation volumes by segment:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Increase/ (Decrease)	Increase/ (Decrease)
	2011	2010
	(in gigawatt hours)

Eastern PJM:
Baseload	3,024	4,060	(1,036)	(26)%
Intermediate	456	733	(277)	(38)%
Peaking	57	121	(64)	(53)%

Total Eastern PJM	3,537	4,914	(1,377)	(28)%

Northeast:
Baseload	301	400	(99)	(25)%
Intermediate	164	324	(160)	(49)%
Peaking	8	5	3	60%

Total Northeast	473	729	(256)	(35)%

California:
Intermediate	28	255	(227)	(89)%
Peaking (1)	—	(1)	1	100%

Total California	28	254	(226)	(89)%

Total	4,038	5,897	(1,859)	(32)%

(1)	Negative amounts denote net energy used by the generating facility.

The total decrease in power generation volumes during the three months ended September 30, 2011, as compared to the same period in 2010, was primarily the result of the following:

Eastern PJM. The decrease in our baseload and intermediate generation volumes was primarily as a result of contracting dark spreads and spark spreads.

Northeast. The decrease in our baseload and intermediate generation was a result of a reduction in our available capacity at our Bowline generating facility, an outage at one of our generating facilities and contracting spark spreads in New England.

California. The decrease in our intermediate generation volumes was primarily as a result of the shutdown of the Potrero generating facility.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Consolidated Financial Performance

We reported a net loss of $116 million and net income of $390 million during the nine months ended September 30, 2011 and 2010, respectively. The change in net income/loss is detailed as follows:

	September 30,	September 30,	September 30,
	Nine Months Ended September 30,		Increase/
	2011	2010	(Decrease)
	(in millions)
Gross margin:
Energy	$248	$377	$(129)
Contracted and capacity	315	415	(100)
Realized value of hedges	179	202	(23)

Realized gross margin	742	994	(252)
Unrealized gross margin	(70)	179	(249)

Total gross margin (excluding depreciation and amortization)	672	1,173	(501)
Operating expenses:
Operations and maintenance	270	270	—
Operations and maintenance—affiliate	172	216	(44)
Depreciation and amortization	124	151	(27)
Impairment losses	128	—	128
Gain on sales of assets, net	(5)	(4)	(1)
Loss on sales of assets, net—affiliate	2	—	2

Total operating expenses	691	633	58

Operating income	(19)	540	(559)

Other income (expense), net:
Interest expense, net	(70)	(150)	(80)
Interest expense, net—affiliate	(4)	—	4
Other, net	(23)	(1)	22

Total other expense, net	(97)	(151)	(54)

Income (loss) before income taxes	(116)	389	(505)
Benefit for income taxes	—	(1)	1

Net income (loss)	$(116)	$390	$(506)

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

During the nine months ended September 30, 2011, our realized gross margin decrease of $252 million was principally a result of the following:

•

a decrease of $129 million in energy primarily as a result of a decrease in generation volumes in Eastern PJM as a result of contracting dark spreads and spark spreads partially offset by an increase in Energy Marketing as a result of an increase in proprietary trading and fuel oil management activities;

•

a decrease of $100 million in contracted and capacity primarily resulting from lower capacity prices in Eastern PJM and the Northeast and the shutdown of the Potrero generating facility in California; and

•

a decrease of $23 million in realized value of hedges primarily as a result of a decrease in our power hedges in Eastern PJM and the Northeast primarily resulting from prices and volumes hedged and a decrease in crude oil hedges in the Northeast, offset in part by an increase in our coal hedges in Eastern PJM resulting from prices.

Unrealized Gross Margin. Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods. Our unrealized gross margin for both periods reflects the following:

•

unrealized losses of $70 million during the nine months ended September 30, 2011, which included $162 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period offset by a $92 million net increase in the value of hedge and proprietary trading contracts for future periods primarily related to decreases in forward power and natural gas prices and increases in forward coal prices; and

•

unrealized gains of $179 million during the nine months ended September 30, 2010, which included a $471 million net increase in the value of hedge and trading contracts for future periods primarily related to decreases in forward power and natural gas prices offset in part by the recognition of many of our coal agreements at fair value beginning in the second quarter of 2010. The increase in value was further offset by unrealized losses of $292 million from power and fuel contracts that settled during the period for which net unrealized gains had been recorded in prior periods.

Operating Expenses. Our operating expenses increase of $58 million was principally a result of the following:

•

an increase of $128 million in impairment losses for the write-off of excess NOx and SO2 emissions allowances included in intangible assets ($70 million) and the write-off of excess NOx and SO2 emissions allowances previously included in property, plant and equipment ($58 million) during the three months ended September 30, 2011 as a result of the CSAPR in Eastern PJM, Northeast and California; partially offset by

•

a decrease of $44 million in operations and maintenance expense primarily as a result of (a) a change in the allocation methodology for overhead costs as a result of the Merger, (b) a decrease of $14 million as a result of the repeal of the Montgomery County CO2 levy, including $8 million related to the refund received in the third quarter of 2011 of CO2 levies paid in 2010, (c) a $6 million decrease resulting from changes in asset retirement obligation assumptions in Eastern PJM, (d) a reduction in variable operations and maintenance, and outage expenses in Eastern PJM, (e) the shutdown of the Potrero generating facility, (f) a decrease in property taxes in the Northeast and (g) other cost reductions in Northeast and California. The decrease in operations and maintenance expense was partially offset by a $30 million accrual for remediation costs at our Maryland ash facilities (which includes a tentative $1.9 million civil penalty) and a $12 million increase in major litigation costs, net of recoveries; and

•

a decrease of $ 27 million in depreciation and amortization expense primarily as a result of a reduction in the carrying value of the Dickerson and Potomac River generating facilities as a result of impairment losses in the fourth quarter of 2010, and the shutdown of the Potrero generating facility.

Interest Expense, Net. Interest expense, net decrease of $76 million reflects lower interest expense as a result of (a) repayment of the GenOn North America senior secured credit facilities and senior notes in December 2010 and January 2011, respectively, and (b) repayment of the GenOn Americas Generation senior unsecured notes in May 2011.

Other, Net. Other, net change of $22 million was primarily a result of $23 million relating to the loss on early extinguishment of debt primarily related to a $16 million premium and a $7 million write-off of unamortized debt issuance costs related to the GenOn North America senior notes that were repaid in 2011.

Operating Statistics

The following table summarizes power generation volumes by segment:

	September 30,	September 30,	September 30,	September 30,
	Nine Months Ended September 30,		Increase/	Increase/
	2011	2010	(Decrease)	(Decrease)
	(in gigawatt hours)

Eastern PJM:
Baseload	9,147	11,094	(1,947)	(18)%
Intermediate	719	1,065	(346)	(32)%
Peaking	100	191	(91)	(48)%

Total Eastern PJM	9,966	12,350	(2,384)	(19)%

Northeast:
Baseload	1,054	1,120	(66)	(6)%
Intermediate	252	382	(130)	(34)%
Peaking	9	6	3	50%

Total Northeast	1,315	1,508	(193)	(13)%

California:
Intermediate	80	466	(386)	(83)%
Peaking (1)	—	(1)	1	100%

Total California	80	465	(385)	(83)%

Total	11,361	14,323	(2,962)	(21)%

(1)	Negative amounts denote net energy used by the generating facility.

The total decrease in power generation volumes during the nine months ended September 30, 2011, as compared to the same period in 2010, was primarily the result of the following:

Eastern PJM. The decrease in our baseload and intermediate generation volumes was primarily as a result of contracting dark spreads and spark spreads.

Northeast. The decrease in our baseload and intermediate generation was a result of a reduction in our available capacity at our Bowline generating facility, an outage at one of our generating facilities and contracting spark spreads in New England.

California. The decrease in our intermediate generation volumes was primarily as a result of the shutdown of the Potrero generating facility.

Financial Condition

Liquidity and Capital Resources

Management thinks that our liquidity position and cash flows from operations will be adequate to fund operating, maintenance and capital expenditures, to fund debt service and to meet other liquidity requirements. Management regularly monitors our ability to fund our operating, financing and investing activities. See note 4 to our interim financial statements for additional discussion of our debt.

Sources of Funds and Capital Structure

The principal sources of our liquidity are expected to be: (a) existing cash on hand and expected cash flows from the operations of our subsidiaries, (b) at its discretion, letters of credit issued by GenOn, and (c) at its discretion, additional capital contributions from GenOn.

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

The table below sets forth total cash and cash equivalents of GenOn Americas Generation and its subsidiaries at September 30, 2011 (in millions):

September 30,
Cash and Cash Equivalents:
GenOn Americas Generation (excluding GenOn Mid-Atlantic)	$116
GenOn Mid-Atlantic	84

Total cash and cash equivalents	$200

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2011, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

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

GenOn Mid-Atlantic’s ability to pay dividends and make distributions is restricted under the terms of its operating leases. Under the operating leases, GenOn Mid-Atlantic is not permitted to make any distributions and other restricted payments unless: (a) it satisfies the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) it is projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing. In the event of a default under the operating leases or if the restricted payment tests are not satisfied, GenOn Mid-Atlantic would not be able to distribute cash or make other restricted payments. At September 30, 2011, GenOn Mid-Atlantic satisfied the restricted payments test. As a result of certain lien restrictions in its lease documentation, GenOn Mid-Atlantic has reserved $165.6 million of cash (which is included in funds on deposit on the unaudited condensed consolidated balance sheet) in respect of such liens. See note 9 to our interim financial statements.

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

Repayment of Debt. On January 3, 2011, part of the proceeds from the merger-related debt issuances was used to redeem $866 million (principal and 1.844% premium) of GenOn North America senior unsecured notes due 2013. On May 2, 2011, we repaid our $535 million of senior notes that came due. See note 4 to our interim financial statements.

Capital Expenditures. Our capital expenditures, excluding capitalized interest paid, during the nine months ended September 30, 2011, were $129 million. We estimate our capital expenditures, excluding capitalized interest, for the period October 1, 2011 through December 31, 2013 will be $286 million. See “Capital Expenditures and Capital Resources” for further discussion of our capital expenditures.

Cash Collateral and Letters of Credit. In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide credit support to our counterparties or make deposits with brokers. In addition, we often are required to provide cash collateral or letters of credit as credit support for various contractual and other obligations incurred in connection with our commercial and operating activities, including obligations in respect of transmission and interconnection access, participation in power pools, rent reserves, power purchases and sales, fuel and emission purchases and sales, construction, equipment purchases and other operating activities. Credit support includes cash collateral, letters of credit, surety bonds and financial guarantees. In the event that we default, the counterparty can draw on a letter of credit or apply cash collateral held to satisfy the existing amounts outstanding under an open contract. At September 30, 2011, we had $174 million of posted cash collateral and GenOn had $138 million of letters of credit outstanding under its revolving credit facility on our behalf primarily to support our asset management activities, trading activities, rent reserve requirements and other commercial arrangements. Our liquidity requirements are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility, credit terms with third parties and regulation of energy contracts.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds provided:

	September 30,	September 30,
	September 30, 2011	December 31, 2010
	(in millions)
Cash collateral posted—energy trading and marketing	$135	$80
Cash collateral posted—other operating activities	39	40
Letters of credit—rent reserves(1)	75	101
Letters of credit—energy trading and marketing(1)	30	63
Letters of credit—other operating activities(1)	33	31
Surety bonds	2	7

Total	$314	$322

(1)	Represents letters of credit posted by GenOn for the benefit of GenOn Americas Generation and GenOn Mid-Atlantic.

“Cash collateral posted—energy trading and marketing” includes initial margin held by MF Global Inc., a futures contract merchant and broker/dealer entity, and one of three clearing brokers through which we held positions on The Chicago Mercantile Exchange, the Intercontinental Exchange and the Nodal Exchange. On October 31, 2011, the Securities Investor Protection Corporation announced that it initiated the liquidation of MF Global Inc. under the Securities Investor Protection Act. As of October 31, 2011, we had $12 million in our accounts with MF Global Inc., $9 million of which was being used to cover the initial margin requirements of our open positions. Recovery of the initial margin and excess funds from MF Global Inc. will be a function of the amounts available to satisfy the claims of customers and other creditors and the priority of claims. Generally, customers with “commodity contracts” receive priority treatment with respect to “customer property.” However, news reports indicate that there may be a significant shortfall in MF Global Inc.’s commodity customer funds. We are in the process of evaluating our claims and will be pursuing our rights to recover amounts owned.

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes outside the ordinary course of business to our debt obligations, off-balance sheet arrangements and contractual obligations from those disclosed in our 2010 Annual Report on Form 10-K and note 4 to our interim financial statements.

Historical Cash Flows

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities decreased $154 million for the nine months ended September 30, 2011, compared to the same period in 2010, primarily as a result of the following:

•

Realized gross margin. A decrease in cash provided of $273 million in 2011, compared to the same period in 2010, excluding a decrease in non-cash lower of cost or market inventory adjustment of $21 million. See “Results of Operations” in Item 2 for additional discussion of our performance in 2011 compared to the same period in 2010;

•

Accounts payable, collateral. A decrease in cash provided of $41 million primarily as a result of less than $1 million posted by our counterparties in 2011 compared to $41 million posted by our counterparties in 2010; and

•

Funds on deposit. An increase in cash used of $29 million primarily as a result of $54 million of additional collateral posted with our counterparties in 2011 compared to an additional $25 million collateral posted with our counterparties in 2010.

•	Other operating assets and liabilities. An increase in cash used of $2 million related to changes in other operating assets and liabilities as compared to the same period in 2010.

The decreases in cash provided and increases in cash used by operating activities were partially offset by the following:

•	Inventories. A decrease in cash used of $80 million primarily related to changes in fuel oil inventory in 2011 compared to the same period in 2010;

•

Interest Expense. A decrease in cash used of $67 million related to lower interest expense primarily resulting from the repayment of GenOn North America senior notes in December 2010 and the GenOn North America term loan in January 2011;

•

Operating expenses. A decrease in cash used related to lower operations and maintenance expense of $44 million. See “Results of Operations” in Item 2 for additional discussion of our performance in 2011 compared to the same period in 2010; and

Investing Activities. Net cash provided by investing activities increased by $618 million for the nine months ended September 30, 2011, compared to the same period in 2010. This difference was primarily a result of the following:

•

Withdrawals from restricted funds on deposit. An increase in cash provided of $934 million primarily related to (a) $866 million received from the GenOn debt financing on December 3, 2010, which were subsequently placed in restricted deposits at December 31, 2010 and (b) $68 million primarily related to the withdrawal of cash used to reduce the outstanding lien amounts in accordance with our scrubber contract litigation. The withdrawal of cash of $866 million was used to repay the GenOn North America long-term debt. See note 4 to our interim financial statements;

•	Capital expenditures. A decrease in cash used of $77 million primarily as a result of payments related to our Maryland scrubber projects; and

•	Other investing activities. An increase in cash provided of $5 million related to changes in other investing activities as compared to the same period in 2010.

The increases in cash provided by and decrease in cash used in investing activities were partially offset by the following:

•	Intercompany debt. An increase in cash used of $164 million related to the repayment of intercompany debt; and

•

Payments into restricted funds on deposit. A decrease in cash provided of $234 million primarily related to funds placed in restricted deposits as a result of our scrubber contract litigation and related liens. See note 9 to our interim financial statements.

Financing Activities. Net cash used in financing activities increased by $911 million for the nine months ended September 30, 2011, compared to the same period in 2010. This difference was primarily a result of the following:

•	Repayment of long-term debt. An increase in cash used of $1.333 billion for repayment of long-term debt. See note 4 to our interim financial statements; and

•

Redemption of preferred stock. A decrease in cash provided of $95 million related to the redemption of Series A preferred stock held by GenOn Mid-Atlantic in 2010. There were no redemptions during the nine months ended September 30, 2011.

The increase in cash used and decrease in cash provided by financing activities were partially offset by the following:

•	Capital contributions. An increase in cash provided of $474 million related to contributions made by our member;

•	Intercompany debt. An increase in cash provided of $34 million related to proceeds received from intercompany debt; and

•	Distributions to member. A decrease in cash used of $9 million related to distributions to our member.

Recently Adopted Accounting Guidance

See note 1 to our interim financial statements for further information related to our recently adopted accounting guidance.

ITEM 2.	MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

B. GenOn Mid-Atlantic

This section is intended to provide the reader with information that will assist in understanding GenOn Mid-Atlantic’s interim financial statements, the changes in those financial statements from period to period and the primary factors contributing to those changes. The following discussion should be read in conjunction with GenOn Mid-Atlantic’s interim financial statements and its 2010 Annual Report on Form 10-K. Critical accounting estimates have been omitted from this Item 2 pursuant to the reduced disclosure format permitted by General Instruction H(2) to Form 10-Q.

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

Merger of Mirant and RRI Energy

Refer to “Merger of Mirant and RRI Energy” above for GenOn Americas Generation.

Hedging Activities

We hedge economically a substantial portion of our PJM coal-fired baseload generation. We generally do not hedge our intermediate and peaking units for tenors greater than 12 months. We hedge economically using products which we expect to be effective to mitigate the price risk of our generation. However, as a result of market liquidity limitations, our hedges often are not an exact match for the generation being hedged, and, we have some risks resulting from price differentials for different delivery points. In addition, we have risks for implied differences in heat rates when we hedge economically power using natural gas. Although some of our hedges are executed through our affiliate, GenOn Energy Management, a majority of our hedges are financial swap transactions with financial counterparties that are senior unsecured obligations of such parties and do not require either party to post cash collateral either for initial margin or for securing exposure as a result of changes in power or natural gas prices. At October 31, 2011, our aggregate hedge levels increased in part based on expected reduced generation considering the effects of the CSAPR and were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2013	2014	2015	2016

Power	87%	59%	35%	27%	22%
Fuel	82%	57%	5%	—%	—%

The Dodd-Frank Act, which was enacted in July 2010 in response to the global financial crisis, increases the regulation of transactions involving OTC derivative financial instruments. The statute provides that standardized swap transactions between dealers and large market participants will have to be cleared and traded on an exchange or electronic platform. Although the provisions and legislative history of the Dodd-Frank Act provide strong evidence that market participants, such as GenOn Mid-Atlantic, which utilize OTC derivative financial instruments to hedge commercial risks are not to be subject to these clearing and exchange-trading requirements, it is uncertain what the final implementing regulations will provide. The effect of the Dodd-Frank Act on our business depends in large measure on pending rulemaking proceedings of the CFTC, the SEC and the federal banking regulators. Under the Dodd-Frank Act, entities defined as “swap dealers” and “major swap participants” (SD/MSPs) will face costly requirements for clearing and posting margin, as well as additional requirements for reporting and business conduct. The CFTC and SEC issued a proposed rulemaking to set final definitions for the terms “swap dealer” and “major swap participant” among others. Although we do not expect our hedging activity to result in our designation as an SD/MSP, as proposed, the “swap dealer” definition in particular is ambiguous, subjective and could be broad enough to encompass some energy companies. In addition, the CFTC and federal banking regulators, who will regulate bank SD/MSPs, separately issued proposed rules to establish capital and margin requirements for SD/MSPs and swap counterparties. While end-user counterparties who are using a swap to hedge or mitigate commercial risk would be generally exempt from mandatory margin requirements under the CFTC’s proposal applicable to non-bank SD/MSPs, they would have to post cash margin to bank SD/MSPs if they exceed exposure thresholds under the federal banking regulators’ proposal. The federal banking regulators’ rulemaking states that the credit support limit shall be determined by the bank SD/MSPs in accordance with their normal credit processes to set credit limits and to collect initial and variation margin. As proposed, the federal banking regulators’ rulemaking does not specify a procedure for determining such thresholds and a major question remains of the extent to which end-users and bank SD/MSPs will be free under the proposal to set their own thresholds to avoid the collection of margin from end-users. If applied to our hedging activity, such regulations could materially affect our ability to hedge economically our generation by significantly increasing the collateral costs associated with such activities. Furthermore, the CFTC and federal banking regulators’ proposed capital requirements for SD/MSPs recommend significant and cash-dependent capital requirements for SD/MSPs. The cost of complying with these requirements may be passed through to and imposed on commercial end users indirectly and increase the cost of our hedging activities.

The CFTC has also issued its proposed definition of “swap.” In further defining the term, the CFTC has left some ambiguity as to whether what are commonly understood as commodity options (which can settle physically) are to be generally considered swaps. With regard to electric power ISO/RTO products, including Financial Transmission Rights (FTRs), the CFTC has said only that it will consider granting exemptions to transactions where an instrument regulated by FERC is involved and such an exclusion would be in the public interest. If applied to our hedging activity, such regulations could considerably increase the transaction costs with respect to commodity options and FTRs.

Moreover, the CFTC issued a proposal establishing recordkeeping and reporting requirements for swaps entered into before July 21, 2010, whose terms had not expired as of that date, and data relating to swaps entered into on or after July 21, 2010 and prior to the compliance date specified in the CFTC’s final swap data reporting rules. Additionally, in July 2011, the CFTC adopted final large trader reporting rules for physical commodity swaps and swaptions. Although GenOn Mid-Atlantic will have increased reporting and recordkeeping requirements under both proposals, we do not expect the proposed requirements to have a material effect on our hedging activities.

In terms of the timing for the release and implementation of the rules established by Dodd-Frank, in July 2011, the CFTC issued an order clarifying the effective date of the provisions in the swap regulatory regime as the CFTC continues to implement rules. The order provides temporary relief from certain provisions that would otherwise apply to swaps or swap dealers and that would have become effective as of July 16, 2011, until the CFTC completes the rulemakings specified in the order. This order is temporary, and it will expire upon the earlier of the effective date of final rules or December 31, 2011. In an open meeting in September 2011, Chairman Gensler indicated that the CFTC will not meet the extended deadline of December 31, 2011. The CFTC subsequently published an outline indicating that they may consider final rules in 2011 including entity and product definitions, position limits, the end-user exemption, and recording and reporting rules. The outline also indicated that the CFTC may consider final rules during the first quarter of 2012 including capital and margin requirements, client clearing documentation and risk management and internal business conduct rules. The CFTC indicated that the outline provided was subject to change and that the dates and order in which the CFTC finalizes its Dodd-Frank rulemaking could differ substantially from those provided in the outline. In the meantime, the CFTC has proposed an amendment extending the exemptive relief to July 16, 2012, or until a date the CFTC may otherwise determine with respect to a particular requirement under the Commodity Exchange Act.

In addition, in September 2011, the CFTC proposed swaps compliance and implementation schedules for mandatory clearing and trading, trading documentation and uncleared margin. The CFTC’s notice of proposed rulemaking would give the CFTC discretion to phase in implementation of any clearing mandate for 90, 180 or 270 days, depending on the types of entities that are party to the relevant swap. The trigger for the implementation phase-in period would be the issuance of a clearing mandate by the CFTC. The CFTC also issued a further notice of proposed rulemaking with respect to margin and documentation requirements that would establish implementation schedules of 90, 180 or 270 days, depending on the types of entities involved. The CFTC has proposed, but not yet adopted, regulations implementing both of these provisions. As the entity and product definitions have not been finalized, we cannot fully assess the impact of these proposals.

Capital Expenditures and Capital Resources

During the nine months ended September 30, 2011, we invested $126 million for capital expenditures. Capital expenditures for the period primarily relate to maintenance capital expenditures and include the $68 million payment to Stone & Webster for substantial completion of the scrubber projects. At September 30, 2011, we have invested $1.59 billion of the $1.674 billion that was budgeted for capital expenditures related to compliance with the Maryland Healthy Air Act. Provisions in the construction contracts for the scrubbers at three of our largest Maryland coal-fired units provide for certain payments to be made after final completion of the projects. The current budget of $1.674 billion continues to represent our best estimate of the total capital expenditures for compliance with the Maryland Healthy Air Act. See note 9 to our interim financial statements for further discussion of the scrubber contract litigation.

The following table details the expected timing of payments for our estimated capital expenditures for the remainder of 2011, 2012 and 2013:

	September 30,	September 30,	September 30,
	October 1, 2011 through December 31, 2011	2012	2013
	(in millions)

Maryland Healthy Air Act	$84	$—	$—
Other environmental	—	5	5
Maintenance	9	34	49
Other construction	21	8	—
Other	—	—	—

Total	$114	$47	$54

We expect that available cash and future cash flows from operations will be sufficient to fund these capital expenditures. Other environmental capital expenditures set forth above could significantly increase subject to the content and timing of final rules and future market conditions.

Environmental Matters

Refer to “Environmental Matters” above for GenOn Americas Generation.

Potomac River Retirement

Refer to “Potomac River Retirement” above for GenOn Americas Generation.

Commodity Prices

Refer to “Commodity Prices” above for GenOn Americas Generation.

Results of Operations

Non-GAAP Performance Measures. Refer to “Non-GAAP Performance Measures” above for GenOn Americas Generation.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Consolidated Financial Performance

We reported a net loss of $69 million and net income of $319 million during the three months ended September 30, 2011 and 2010, respectively. The change in net income/loss is detailed as follows:

	September 30,	September 30,	September 30,
	Three Months Ended September 30,		Increase/
	2011	2010	(Decrease)
	(in millions)
Gross margin:
Energy	$63	$151	$(88)
Contracted and capacity	54	83	(29)
Realized value of hedges	49	58	(9)

Realized gross margin	166	292	(126)
Unrealized gross margin	(12)	179	(191)

Total gross margin (excluding depreciation and amortization)	154	471	(317)

Operating expenses:
Operations and maintenance	53	65	(12)
Operations and maintenance—affiliate	43	51	(8)
Depreciation and amortization	30	36	(6)
Impairment losses	94	—	94

Total operating expenses	220	152	68

Operating income (loss)	(66)	319	(385)

Other income (expense), net:
Interest expense, net	—	(1)	(1)
Interest expense, net—affiliate	(3)	—	3

Total other expense, net	(3)	(1)	2

Income (loss) before income taxes	(69)	318	(387)
Benefit for income taxes	—	(1)	1

Net income (loss)	$(69)	$319	$(388)

Realized Gross Margin. Our realized gross margin consists of energy, contracted and capacity and realized value of hedges. Energy represents gross margin from the generation of electricity, fuel sales and purchases at market prices and fuel handling. Contracted and capacity represents gross margin received from capacity and ancillary services sold in the PJM market. Realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts and the difference between market prices and contract costs for fuel. Power hedging contracts include sales of both power and natural gas used to hedge power prices, as well as hedges to capture the incremental value related to the geographic location of our physical assets.

Realized Gross Margin. During the three months ended September 30, 2011, our realized gross margin decrease of $126 million was principally a result of the following:

•	a decrease of $88 million in energy, primarily as a result of a decrease in generation volumes as a result of contracting dark spreads and spark spreads;

•	a decrease of $29 million in contracted and capacity primarily as a result of a $24 million decrease from lower capacity prices and a $4 million decrease from ancillary services; and

•

a decrease of $9 million in realized value of hedges, primarily as a result of a $10 million decrease in power hedges resulting from prices and volumes hedged, partially offset by a $1 million increase in our coal hedges resulting from prices.

Unrealized Gross Margin. Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods. Our unrealized gross margin for both periods reflects the following:

•

unrealized losses of $12 million during the three months ended September 30, 2011, which included $41 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period, offset by a $29 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices; and

•

unrealized gains of $179 million during the three months ended September 30, 2010, which included a $228 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices and increases in forward coal prices, partially offset by unrealized losses of $49 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period.

Operating Expenses. Our operating expenses increase of $68 million was principally a result of the following:

•

an increase of $94 million in impairment losses for the write-off of excess NOx and SO2 emissions allowances included in intangible assets ($57 million) and the write-off of excess NOx and SO2 emissions allowances previously included in property, plant and equipment ($37 million) during the three months ended September 30, 2011 as a result of the CSAPR; offset in part by

•

a decrease of $20 million in operations and maintenance expense was principally a result of (a) a $6 million decrease resulting from changes in asset retirement obligation assumptions, (b) a change in the allocation methodology for overhead costs as a result of the Merger, (c) $4 million as a result of the repeal of the Montgomery County CO2 levy, and (d) other cost reductions. These decreases were partially offset by $5 million of major litigation costs, net of recoveries; and

•

a decrease of $6 million in depreciation and amortization expense primarily as a result of a reduction in the carrying value of the Dickerson and Potomac River generating facilities as a result of impairment losses in the fourth quarter of 2010.

Operating Statistics

Our power generation volumes during the three months ended September 30, 2011 (in gigawatt hours) was 3,537 compared to 4,914 during the same period in 2010. See “Operating Statistics” in “Results of Operations—GenOn Americas Generation” above for additional details on power generation volumes.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Consolidated Financial Performance

We reported a net loss of $45 million and net income of $525 million during the nine months ended September 30, 2011 and 2010, respectively. The change in net income/loss is detailed as follows:

	September 30,	September 30,	September 30,
	Nine Months Ended September 30,		Increase/ (Decrease)
	2011	2010
	(in millions)
Gross margin:
Energy	$171	$321	$(150)
Contracted and capacity	197	257	(60)
Realized value of hedges	178	189	(11)

Realized gross margin	546	767	(221)
Unrealized gross margin	(63)	208	(271)

Total gross margin (excluding depreciation and amortization)	483	975	(492)

Operating expenses:
Operations and maintenance	216	200	16
Operations and maintenance—affiliate	125	146	(21)
Depreciation and amortization	89	105	(16)
Impairment losses	94	—	94
Gain on sales of assets, net—affiliate	—	(3)	3

Total operating expenses	524	448	76

Operating income (loss)	(41)	527	(568)

Other income (expense), net:
Interest expense, net	(1)	(2)	(1)
Interest expense, net—affiliate	(3)	—	3
Other, net	—	(1)	(1)

Total other expense, net	(4)	(3)	1

Income (loss) before income taxes	(45)	524	(569)
Benefit for income taxes	—	(1)	1

Net income (loss)	$(45)	$525	$(570)

Realized Gross Margin. Our realized gross margin consists of energy, contracted and capacity and realized value of hedges. Energy represents gross margin from the generation of electricity, fuel sales and purchases at market prices and fuel handling. Contracted and capacity represents gross margin received from capacity and ancillary services sold in the PJM market. Realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts and the difference between market prices and contract costs for fuel. Power hedging contracts include sales of both power and natural gas used to hedge power prices, as well as hedges to capture the incremental value related to the geographic location of our physical assets.

Realized Gross Margin. During the nine months ended September 30, 2011, our realized gross margin decrease of $221 million was principally a result of the following:

•	a decrease of $150 million in energy primarily as a result of a decrease in generation volumes as a result of contracting dark spreads and spark spreads;

•	a decrease of $60 million in contracted and capacity as a result of a $53 million decrease from lower capacity prices and a $7 million decrease from ancillary services; and

•

a decrease of $11 million in realized value of hedges, primarily as a result of a $45 million decrease in power hedges primarily resulting from prices, offset in part by a $34 million increase in our coal hedges resulting from prices.

Unrealized Gross Margin. Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods. Our unrealized gross margin for both periods reflects the following:

•

unrealized losses of $63 million during the nine months ended September 30, 2011, which included $155 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period, offset by a $92 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices and increases in forward coal prices; and

•

unrealized gains of $208 million during the nine months ended September 30, 2010, which included a $421 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices offset in part by the recognition of many of our coal agreements at fair value beginning in the second quarter of 2010. The increase in value was further offset by $213 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period.

Operating Expenses. Our operating expenses increase of $76 million was principally a result of the following:

•

an increase of $ 94 million in impairment losses for the write-off of excess NOx and SO2 emissions allowances included in intangible assets ($57 million) and the write-off of excess NOx and SO2 emissions allowances previously included in property, plant and equipment ($37 million) during the three months ended September 30, 2011 as a result of the CSAPR; offset in part by

•

a decrease of $16 million in depreciation and amortization expense primarily as a result of a reduction in the carrying value of the Dickerson and Potomac River generating facilities as a result of impairment losses in the fourth quarter of 2010; and

•

a decrease of $5 million in operations and maintenance expense primarily as a result of (a) $14 million as a result of the repeal of the Montgomery County CO2 levy, including $8 million related to a refund received in the third quarter of 2011 of CO2 levies paid in 2010, (b) a change in the allocation methodology for overhead costs as a result of the Merger, (c) a $6 million decrease resulting from changes in asset retirement obligation assumptions, (d) decreased variable operations and maintenance expense and (e) decreased outage expense. These decreases were partially offset by a $30 million accrual for remediation costs at our Maryland ash facilities (which includes a tentative $1.9 million civil penalty) and $12 million of major litigation costs, net of recoveries.

Operating Statistics

Our power generation volumes during the nine months ended September 30, 2011 (in gigawatt hours) was 9,966 compared to 12,350 during the same period in 2010. See “Operating Statistics” in “Results of Operations—GenOn Americas Generation” above for additional details on power generation volumes.

Financial Condition

Liquidity and Capital Resources

Management thinks that our liquidity position and cash flows from operations will be adequate to fund operating, maintenance and capital expenditures, and to service our operating leases and to meet other liquidity requirements. Management regularly monitors our ability to fund our operating, financing and investing activities.

Sources of Funds

The principal sources of our liquidity are expected to be: (a) existing cash on hand and expected cash flows from our operations and the operations of our subsidiaries, (b) at its discretion, capital contributions or advances from GenOn North America and (c) at its discretion, letters of credit issued by GenOn.

Our operating cash flows may be affected by, among other things: (a) demand for electricity; (b) the difference between the cost of fuel used to generate electricity and the market value of the electricity generated; (c) commodity prices (including prices for electricity, emissions allowances, coal and oil); (d) operations and maintenance expenses in the ordinary course; (e) planned and unplanned outages; (f) terms with trade creditors; and (g) cash requirements for capital expenditures relating to certain facilities (including those necessary to comply with environmental regulations).

We consider all short-term investments with an original maturity of three months or less to be cash equivalents. At September 30, 2011, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

At September 30, 2011, we had $84 million of cash, which amount was available under the operating leases for distribution to GenOn North America.

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

Capital Expenditures. Our capital expenditures during the nine months ended September 30, 2011, were $126 million. We estimate our capital expenditures for the period October 1, 2011 through December 31, 2013 will be $215 million. See “Capital Expenditures and Capital Resources” for further discussion of our capital expenditures.

Operating Leases. We lease 100% interests in both the Dickerson and Morgantown baseload units and associated property through 2029 and 2034, respectively, and have an option to extend the leases. Any extensions of the respective leases would be for less than 75% of the economic useful life of the facility, as measured from the beginning of the original lease term through the end of the proposed remaining lease term. We are accounting for these leases as operating leases. Although there is variability in the scheduled payment amounts over the lease term, we recognize rent expense for these leases on a straight-line basis in accordance with GAAP. Rent expense under our leases was $24 million and $72 million for both the three and nine months ended September 30, 2011 and 2010, respectively.

MF Global Credit Risk. As noted above, GenOn Energy Management enters into hedge transactions for our benefit pursuant to intercompany arrangements, including transactions executed through MF Global Inc. See “Liquidity and Capital Resources—Cash Collateral and Letters of Credit” for GenOn Americas Generation above for a discussion of the pending liquidation of MF Global Inc. As of October 31, 2011, GenOn Energy Management had $2 million in its accounts with MF Global Inc. for our benefit. In the event that GenOn Energy Management is unable to recover cash collateral posted in connection with transactions for our benefit, we are required to reimburse GenOn Energy Management under the terms of our intercompany arrangements.

Debt Obligations, Off-Balance Sheet Arrangements and Contractual Obligations

There have been no material changes outside the ordinary course of business to our debt obligations, off-balance sheet arrangements and contractual obligations from those disclosed in our 2010 Annual Report on Form 10-K.

Historical Cash Flows

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements. Net cash provided by operating activities decreased $200 million for the nine months ended September 30, 2011, compared to the same period in 2010, primarily as a result of the following:

•

Realized gross margin. A decrease in cash provided of $233 million in 2011, compared to the same period in 2010, excluding a decrease in non-cash lower of cost or market fuel inventory adjustment of $12 million. See “Results of Operations” in Item 2 for additional discussion of our performance in 2011 as compared to the same period in 2010; and

•	Inventories. An increase in cash used of $32 million primarily as a result of larger volumes of coal purchased, offset by lower average prices in 2011 as compared to 2010.

The decrease in cash provided and increase in cash used by operating activities was partially offset by the following:

•

Net accounts receivables and accounts payables. An increase in cash provided of $61 million primarily related to a decrease in power prices and generation volumes in 2011 compared to the same period in 2010; and

•	Other operating assets and liabilities. A decrease in cash used of $6 million related to changes in other operating assets and liabilities compared to the same period in 2010.

Investing Activities. Net cash used in investing activities increased by $101 million for the nine months ended September 30, 2011, compared to the same period in 2010. This difference was primarily a result of the following:

•

Restricted funds on deposit, net. A net decrease in cash provided of $166 million primarily related to $234 million placed in restricted deposits as a result of our scrubber contract litigation and related liens, partially offset by $68 million primarily related to the withdrawal of cash used to reduce the outstanding lien amounts in accordance with our scrubber contract litigation. See note 9 to our interim financial statements; and

•	Proceeds from sale of assets. A decrease in cash provided of $3 million primarily related to the sale of emissions allowances in 2010; partially offset by

•	Capital expenditures. A decrease in cash used of $68 million primarily as a result of payments related to our Maryland scrubber projects.

Financing Activities. Net cash used in financing activities decreased by $35 million for the nine months ended September 30, 2011, compared to the same period in 2010. This difference was primarily a result of the following:

•	Distributions to member. A decrease in cash used of $100 million related to distributions to our member. In 2011, we distributed $100 million compared to $200 million distributed in 2010; and

•	Capital contributions. An increase in cash provided of $30 million related to contributions made by our member; partially offset by

•

Redemption of preferred stock. A decrease in cash provided of $95 million related to the redemption of Series A preferred stock held by GenOn Mid-Atlantic in 2010. There were no redemptions during the nine months ended September  30, 2011.

Recently Adopted Accounting Guidance

See note 1 to our interim financial statements for further information related to our recently adopted accounting guidance.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Item 3 has been omitted from this report pursuant to the reduced disclosure format permitted by General Instruction H(2) to Form 10-Q.

ITEM 4.	CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2011. Based upon this assessment, our management concluded that, as of September 30, 2011, the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

We continue to integrate certain business operations, information systems processes and related internal control over financial reporting as a result of the Merger. We will continue to assess the effectiveness of our internal control over financial reporting as we execute merger integration activities.

PART II

ITEM 1.	LEGAL PROCEEDINGS

See note 9 to our interim unaudited condensed consolidated financial statements and “Management’s Narrative Analysis of the Results of Operations and Financial Condition—Environmental Matters—Cross-State Air Pollution Rule.”

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

GENON AMERICAS GENERATION, LLC

Date: November 9, 2011	By:	/s/ THOMAS C. LIVENGOOD
Thomas C. Livengood
Senior Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON MID-ATLANTIC, LLC

Date: November 9, 2011	By:	/s/ THOMAS C. LIVENGOOD
Thomas C. Livengood
Senior Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)