Form 10-Q
period 2012-03-31
GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2012-05-10
CIK 1138258, 1140761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Glossary of Certain Defined Terms

ancillary services	services that ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services include regulation service, reserves and voltage support.

Bankruptcy Court	United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division.

baseload generating units	units designed to satisfy minimum baseload requirements of the system and produce electricity at an essentially constant rate and run continuously.

CAISO	California Independent System Operator.

capacity	amount of energy that could have been generated at continuous full-power operation during the period.

Clean Air Act	Federal Clean Air Act.

Clean Water Act	Federal Water Pollution Control Act.

CO2	carbon dioxide.

dark spread	the difference between power prices and the cost to generate electricity with coal.

Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act.

EPA	United States Environmental Protection Agency.

EPC	engineering, procurement and construction.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board.

FERC	Federal Energy Regulatory Commission.

GAAP	United States generally accepted accounting principles.

GenOn	GenOn Energy, Inc. (formerly known as RRI Energy, Inc.) and, except where the context indicates otherwise, its subsidiaries, after giving effect to the Merger.

GenOn Americas	GenOn Americas, Inc.

GenOn Americas Generation	GenOn Americas Generation, LLC.

GenOn California North	GenOn California North, LLC.

GenOn Chalk Point	GenOn Chalk Point, LLC.

GenOn credit facilities	senior secured term loan and revolving credit facility of GenOn and certain of its subsidiaries.

GenOn Energy Holdings	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries.

GenOn Energy Management	GenOn Energy Management, LLC.

GenOn Energy Services	GenOn Energy Services, LLC.

GenOn Marsh Landing	GenOn Marsh Landing, LLC.

GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and its subsidiaries, which include the baseload units at two generating facilities under operating leases.

GenOn North America	GenOn North America, LLC.

GenOn Potomac River	GenOn Potomac River, LLC.

intermediate generating units	units designed to satisfy system requirements that are greater than baseload and less than peaking.

ISO	independent system operator.

ISO-NE	Independent System Operator-New England.

LIBOR	London InterBank Offered Rate.

MADEP	Massachusetts’ Department of Environmental Protection.

MDE	Maryland Department of the Environment.

Merger	the merger completed on December 3, 2010 pursuant to the Merger Agreement.

Merger Agreement	the agreement by and among Mirant Corporation, RRI Energy, Inc. and RRI Energy Holdings, Inc. dated as of April 11, 2010.

Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries.

Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries.

MPSC	Maryland Public Service Commission.

MW	megawatt.

MWh	megawatt hour.

NAAQS	National Ambient Air Quality Standards.

net generating capacity	net summer capacity.

NOV	notice of violation.

NOx	nitrogen oxides.

NPDES	national pollutant discharge elimination system.

NYISO	New York Independent System Operator.

NYMEX	New York Mercantile Exchange.

OTC	over-the-counter.

peaking generating units	units designed to satisfy demand requirements during the periods of greatest or peak load on the system.

PEPCO	Potomac Electric Power Company.

PG&E	Pacific Gas & Electric Company.

PJM	PJM Interconnection, LLC.

Plan	the plan of reorganization that was approved in conjunction with Mirant Corporation’s, GenOn Americas Generation’s and GenOn Mid-Atlantic’s emergence from bankruptcy protection on January 3, 2006.

PPA	power purchase agreement.

retirement	the unit has been removed from service and is unavailable for service and not expected to return to service in the future.

RMR	reliability-must-run.

ROC	Risk Oversight Committee.

RRI Energy	RRI Energy, Inc., which changed its name to GenOn Energy, Inc. in connection with the Merger.

RTO	regional transmission organization.

scrubbers	flue gas desulfurization emissions controls.

Securities Act	Securities Act of 1933, as amended.

SO2	sulfur dioxide.

spark spread	the difference between power prices and the cost to generate electricity with natural gas.

Stone & Webster	Stone & Webster, Inc.

SWD	surface water discharge.

v

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, the information presented in this report includes forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  These statements involve known and unknown risks and uncertainties and relate to our revenues, income, capital structure and other financial items, future events, our future financial performance or our projected business results and our view of economic and market conditions.  In some cases, one can identify forward-looking statements by words such as “may,” “will,” “should,” “could,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “expect,” “intend,” “seek,” “plan,” “think,” “anticipate,” “estimate,” “predict,” “target,” “potential” or “continue” or the negative of these terms or comparable words.

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

•                  hazards customary to the power generation industry, including those listed in this cautionary statement and elsewhere in this report, and the possibility that we may not have adequate insurance to cover losses resulting from such hazards or the inability of our insurers to provide agreed upon coverage;

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

In addition to the discussion of certain risks in “Management’s Narrative of the Results of Operations and Financial Condition” and the accompanying combined notes to GenOn Americas Generation’s and GenOn Mid-Atlantic’s interim financial statements, other factors that could affect our future performance are set forth in our 2011 Annual Report on Form 10-K.  Our filings and other important information are also available on our investor relations page at www.genon.com/investors.aspx.

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

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(in millions)

Operating revenues (including unrealized gains (losses) of $138 and $(95), respectively)	$682	$538
Operating revenues—affiliate (including unrealized gains (losses) of $(63) and $10, respectively)	(30)	11
Total operating revenues	652	549
Cost of fuel, electricity and other products (including unrealized (gains) losses of $35 and $(14), respectively)	183	165
Cost of fuel, electricity and other products—affiliate (including unrealized (gains) losses of $(9) and $0, respectively)	224	170
Total cost of fuel, electricity and other products	407	335
Gross Margin (excluding depreciation and amortization)	245	214
Operating Expenses:
Operations and maintenance	82	79
Operations and maintenance—affiliate	58	60
Depreciation and amortization	40	40
Total operating expenses	180	179
Operating Income	65	35
Other Income (Expense), net:
Interest expense	(18)	(30)
Interest expense—affiliate	(1)	—
Other, net	—	(23)
Total other expense, net	(19)	(53)
Net Income (Loss)	$46	$(18)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2012	December 31, 2011
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$395	$267
Funds on deposit	322	316
Receivables, net	249	288
Receivables, net—affiliate	26	22
Notes receivable—affiliate	163	181
Derivative contract assets	1,208	977
Derivative contract assets—affiliate	88	44
Inventories	268	257
Prepaid rent and other expenses	113	113
Total current assets	2,832	2,465
Property, plant and equipment, gross	3,902	3,894
Accumulated depreciation and amortization	(989)	(960)
Property, Plant and Equipment, net	2,913	2,934
Noncurrent Assets:
Intangible assets, net	27	28
Derivative contract assets	817	731
Derivative contract assets—affiliate	49	29
Prepaid rent	362	386
Debt issuance costs, net	6	6
Other	20	10
Total noncurrent assets	1,281	1,190
Total Assets	$7,026	$6,589

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$4	$4
Accounts payable and accrued liabilities	571	509
Payables, net—affiliate	83	93
Notes payable—affiliate	62	47
Derivative contract liabilities	865	700
Derivative contract liabilities—affiliate	166	76
Other	25	25
Total current liabilities	1,776	1,454
Noncurrent Liabilities:
Long-term debt, net of current portion	861	862
Derivative contract liabilities	149	100
Derivative contract liabilities—affiliate	118	89
Other	111	119
Total noncurrent liabilities	1,239	1,170
Commitments and Contingencies
Member’s Equity:
Member’s interest	4,011	3,965
Total member’s equity	4,011	3,965
Total Liabilities and Member’s Equity	$7,026	$6,589

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(in millions)
Cash Flows from Operating Activities:
Net income (loss)	$46	$(18)
Adjustments to reconcile net income (loss) and changes in operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	40	41
Net changes in derivative contracts	(49)	71
Excess materials and supplies inventory reserve	6	—
Lower of cost or market inventory adjustments	25	—
Loss on early extinguishment of debt	—	23
Changes in operating assets and liabilities	50	127
Total adjustments	72	262
Net cash provided by operating activities	118	244
Cash Flows from Investing Activities:
Capital expenditures	(22)	(21)
Proceeds from the sales of assets	—	4
Restricted funds on deposit, net	—	723
Issuance of notes receivable—affiliate	18	(122)
Net cash provided by (used in) investing activities	(4)	584
Cash Flows from Financing Activities:
Repayment of long-term debt	(1)	(867)
Issuance of notes payable—affiliate	15	8
Capital contributions	—	19
Distributions to member	—	(100)
Net cash provided by (used in) financing activities	14	(940)
Net Increase (Decrease) in Cash and Cash Equivalents	128	(112)
Cash and Cash Equivalents, beginning of period	267	514
Cash and Cash Equivalents, end of period	$395	$402

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(in millions)

Operating revenues (including unrealized gains (losses) of $56 and $(45), respectively)	$127	$(1)
Operating revenues—affiliate (including unrealized gains (losses) of $11 and $(6), respectively)	193	299
Total operating revenues	320	298
Cost of fuel, electricity and other products (including unrealized (gains) losses of $0 and $0, respectively)	3	7
Cost of fuel, electricity and other products—affiliate (including unrealized (gains) losses of $25 and $(12), respectively)	112	129
Total cost of fuel, electricity and other products	115	136
Gross Margin (excluding depreciation and amortization)	205	162
Operating Expenses:
Operations and maintenance	63	62
Operations and maintenance—affiliate	40	40
Depreciation and amortization	29	29
Total operating expenses	132	131
Operating Income	73	31
Other Income (Expense), net:
Interest expense—affiliate	(1)	—
Total other expense, net	(1)	—
Net Income	$72	$31

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2012	December 31, 2011
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$119	$68
Funds on deposit	198	198
Receivables, net	25	25
Receivables, net—affiliate	46	44
Derivative contract assets	253	208
Derivative contract assets—affiliate	195	191
Inventories	170	167
Prepaid rent	96	96
Prepaid expenses	8	4
Total current assets	1,110	1,001
Property, plant and equipment, gross	3,065	3,054
Accumulated depreciation and amortization	(639)	(610)
Property, Plant and Equipment, net	2,426	2,444
Noncurrent Assets:
Intangible assets, net	16	16
Derivative contract assets	537	526
Derivative contract assets—affiliate	140	105
Prepaid rent	362	386
Total noncurrent assets	1,055	1,033
Total Assets	$4,591	$4,478

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$4	$4
Accounts payable and accrued liabilities	82	82
Payables, net—affiliate	41	44
Derivative contract liabilities—affiliate	203	168
Contract retention liability	69	69
Other	24	24
Total current liabilities	423	391
Noncurrent Liabilities:
Long-term debt, net of current portion	13	14
Derivative contract liabilities—affiliate	88	68
Other	68	78
Total noncurrent liabilities	169	160
Commitments and Contingencies
Member’s Equity:
Member’s interest	3,999	3,927
Total member’s equity	3,999	3,927
Total Liabilities and Member’s Equity	$4,591	$4,478

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(in millions)

Cash Flows from Operating Activities:
Net income	$72	$31
Adjustments to reconcile net income and changes in operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	29	29
Net changes in derivative contracts	(42)	39
Excess materials and supplies inventory reserve	4	—
Lower of cost or market inventory adjustments	25	—
Changes in operating assets and liabilities	(19)	93
Total adjustments	(3)	161
Net cash provided by operating activities	69	192
Cash Flows from Investing Activities:
Capital expenditures	(17)	(19)
Restricted funds on deposit, net	—	(143)
Net cash used in investing activities	(17)	(162)
Cash Flows from Financing Activities:
Repayment of long-term debt	(1)	(1)
Distributions to member	—	(100)
Net cash used in financing activities	(1)	(101)
Net Increase (Decrease) in Cash and Cash Equivalents	51	(71)
Cash and Cash Equivalents, beginning of period	68	202
Cash and Cash Equivalents, end of period	$119	$131

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                   Description of Business and Accounting and Reporting Policies

Background

GenOn Americas Generation is a wholesale generator with approximately 9,729 MW of net electric generating capacity located, in many cases, near major metropolitan load centers in the Eastern PJM and Northeast regions and northern California.  GenOn Americas Generation also operates integrated asset management and proprietary trading operations.  See note 2 for a discussion of two generating facilities that we expect to retire in 2012 and 2013.

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

We have a number of service arrangements for labor and administrative services with GenOn Energy Services.  GenOn Energy Management provides services to certain operating subsidiaries of GenOn Americas, outside of GenOn Americas Generation, which include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk.  See note 5.

Basis of Presentation

The consolidated interim financial statements and notes (interim financial statements) are unaudited, omit certain disclosures and should be read in conjunction with our audited consolidated financial statements and notes in our 2011 Annual Report on Form 10-K.  These interim financial statements have been prepared in accordance with GAAP from records maintained by us.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The interim financial statements reflect all normal recurring adjustments necessary, in management’s opinion, to present fairly our financial position and results of operations for the reported periods.  Amounts reported for interim periods may not be indicative of a full year period because of seasonal fluctuations in demand for electricity and energy services, changes in commodity prices, and changes in regulations, timing of maintenance and other expenditures, dispositions, changes in interest expense and other factors.

At December 31, 2011 and March 31, 2012, substantially all of our subsidiaries are wholly-owned and located in the United States.  We do not consolidate two power generating facilities, which are under operating leases.

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

•                  estimating the inventory reserve;

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

Funds on Deposit

Funds on deposit are included in current and noncurrent assets in the consolidated balance sheets.  Funds on deposit include the following:

GenOn Americas Generation

	March 31, 2012	December 31, 2011
	(in millions)

GenOn Mid-Atlantic restricted cash(1)	$166	$166
Cash collateral posted — energy trading and marketing	104	118
Cash collateral posted — other operating activities(2)	58	38
Total current and noncurrent funds on deposit	328	322
Less: Current funds on deposit	322	316
Total noncurrent funds on deposit	$6	$6

(1)         Represents cash reserved in respect of interlocutory liens related to the scrubber contract litigation.  See note 8.

(2)         Includes $32 million related to the Potomac River settlement.  See note 2.

GenOn Mid-Atlantic

	March 31, 2012	December 31, 2011
	(in millions)

GenOn Mid-Atlantic restricted cash(1)	$166	$166
Cash collateral posted(2)	32	32
Total current and noncurrent funds on deposit	198	198
Less: Current funds on deposit	198	198
Total noncurrent funds on deposit	$—	$—

(1)         Represents cash reserved in respect of interlocutory liens related to the scrubber contract litigation.  See note 8.

(2)         Represents amount related to the Potomac River settlement.  See note 2.

Inventories

Inventories were comprised of the following:

GenOn Americas Generation

	March 31, 2012	December 31, 2011
	(in millions)

Fuel inventory:
Coal	$101	$92
Fuel oil	63	68
Natural gas	—	1
Other	3	3
Materials and supplies(1)	69	74
Purchased emissions allowances	32	19
Total inventories	$268	$257

(1)         Amount is net of an inventory reserve of $6 million and $0 at March 31, 2012 and December 31, 2011, respectively.  See note 2.

GenOn Mid-Atlantic

	March 31, 2012	December 31, 2011
	(in millions)

Fuel inventory:
Coal	$101	$92
Fuel oil	18	20
Other	3	3
Materials and supplies(1)	48	52
Total inventories	$170	$167

(1)         Amount is net of an inventory reserve of $4 million and $0 at March 31, 2012 and December 31, 2011, respectively.  See note 2.

During the three months ended March 31, 2012 and 2011, GenOn Americas Generation recorded $25 million and $0, respectively, for lower of average cost or market valuation adjustments in cost of fuel, electricity and other products.

During the three months ended March 31, 2012 and 2011, GenOn Mid-Atlantic recorded $25 million and $0, respectively, for lower of average cost or market valuation adjustments in cost of fuel, electricity and other products.

Capitalization of Interest Cost (GenOn Americas Generation)

GenOn Americas Generation incurred the following interest costs:

	Three Months Ended March 31,
	2012	2011
	(in millions)

Total interest costs	$19	$31
Capitalized and included in property, plant and equipment, net	(1)	(1)
Interest expense	$18	$30

The amounts of capitalized interest above include interest accrued.  During the three months ended March 31, 2012 and 2011, no cash was paid for interest.

Guarantees and Indemnifications (GenOn Americas Generation)

GenOn generally conducts its business through various holding companies, including GenOn Americas Generation, and various operating subsidiaries, which enter into contracts as part of their business activities.  In certain instances, the contractual obligations of such subsidiaries are guaranteed by, or otherwise supported by, GenOn or another of its subsidiaries, including by letters of credit issued under the GenOn credit facilities.  At March 31, 2012, $151 million of letters of credit was posted by GenOn for the benefit of GenOn Americas Generation.

In addition, GenOn Americas Generation and its subsidiaries enter into various contracts that include indemnification and guarantee provisions.  Examples of these contracts include financing and lease arrangements, purchase and sale agreements, agreements to purchase or sell commodities, construction agreements and agreements with vendors.  Although the primary obligation of GenOn Americas Generation or a subsidiary under such contracts is to pay money or render performance, such contracts may include obligations to indemnify the counterparty for damages arising from the breach thereof and, in certain instances, other existing or potential liabilities.  In many cases GenOn Americas Generation’s maximum potential liability cannot be estimated because some of the underlying agreements contain no limits on potential liability.

Recently Adopted Accounting Guidance

Fair Value Measurement and Disclosure.  We adopted FASB accounting guidance for the quarter ended March 31, 2012 that requires disclosure of the following:

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

See note 3 for these additional disclosures.

New Accounting Guidance Not Yet Adopted at March 31, 2012

Balance Sheet Offsetting.  In December 2011, the FASB issued updated guidance to provide enhanced disclosures such that users of the financial statements will be able to better evaluate the effect or potential effect of netting arrangements in the balance sheet.  The guidance requires improved information about financial instruments and derivative instruments that are either offset according to specific guidance or subject to an enforceable master netting agreement or similar arrangement.  The disclosures will provide both net and gross information for these assets and liabilities.  Although we do not currently elect to offset assets and liabilities within the scope of the guidance, expanded disclosures will be required starting for the quarter ended March 31, 2013, along with retrospective presentation of prior periods.

2.                   Expected Retirements of Generating Facilities

Potomac River Generating Facility

During 2011, GenOn Mid-Atlantic entered into an agreement with the City of Alexandria, Virginia to remove permanently from service the Potomac River generating facility. The agreement, which amends our Project Schedule and Agreement, dated July 2008 with the City of Alexandria, provides for the retirement of the Potomac River generating facility on October 1, 2012, subject to the receipt of all necessary consents and approvals.  PJM has determined that the retirement of the facility will not affect reliability.  We must now receive consent from PEPCO.

We will reverse $31 million of the previously recorded obligation under the 2008 agreement with the City of Alexandria upon the receipt of consent from PEPCO and we will recognize a reduction in operations and maintenance expense.  If the PEPCO consent has not been received by July 3, 2012, the Potomac River generating facility will be retired within 90 days after the receipt thereof.  Upon retirement of the Potomac River generating facility, all funds in the escrow account ($32 million) established under the July 2008 agreement shall be distributed to us, provided, that, if the retirement of the facility is after January 1, 2014, $750,000 of such funds shall be paid to the City of Alexandria.

Contra Costa Generating Facility

A subsidiary of GenOn Americas Generation entered into an agreement with PG&E in September 2009 for 674 MW at Contra Costa for the period from November 2011 through April 2013.  At the end of the agreement, and subject to any necessary regulatory approvals, we have agreed to retire the Contra Costa facility.

Expenses Related to Retirements

In connection with our decision to retire the generating facilities, we are evaluating our materials and supplies inventory and have determined that we have excess inventory.  GenOn Americas Generation and GenOn Mid-Atlantic established a reserve of $6 million and $4 million, respectively, recorded to operations and maintenance expense during the three months ended March 31, 2012 relating to excess inventory.  At March 31, 2012, the aggregate carrying value of property, plant and equipment and materials and supplies inventory for the generating facilities to be retired was $6 million and $1 million, respectively, for GenOn Americas Generation and $0 and $1 million, respectively, for GenOn Mid-Atlantic.  In addition, we expect to incur other costs in connection with the retirements, such as severance and shutdown costs.

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

If certain criteria are met, a derivative financial instrument may be designated as a fair value hedge or cash flow hedge.  We did not have any derivative financial instruments designated as fair value or cash flow hedges for accounting purposes during the three months ended March 31, 2012 or 2011.

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

GenOn Americas Generation

The following table presents the fair value of GenOn Americas Generation’s derivative financial instruments (including amounts with affiliates):

					Net Derivative
	Derivative Contract Assets		Derivative Contract Liabilities		Contract
	Current	Long-Term	Current	Long-Term	Assets (Liabilities)
	(in millions)

March 31, 2012
Commodity Contracts:
Asset management	$762	$856	$(487)	$(257)	$874
Trading activities	534	10	(544)	(10)	(10)
Total derivatives	$1,296	$866	$(1,031)	$(267)	$864

December 31, 2011
Commodity Contracts:
Asset management	$562	$757	$(314)	$(186)	$819
Trading activities	459	3	(462)	(3)	(3)
Total derivatives	$1,021	$760	$(776)	$(189)	$816

The following table presents the net gains (losses) for derivative financial instruments (including amounts with affiliates) recognized in income in the consolidated statements of operations:

	Three Months Ended March 31,
	2012		2011
Derivatives Not Designated as Hedging Instruments	Operating Revenues	Cost of Fuel, Electricity and Other Products	Operating Revenues	Cost of Fuel, Electricity and Other Products
	(in millions)

Asset Management Commodity Contracts:
Unrealized	$82	$(26)	$(62)	$14
Realized(1)(2)	143	(16)	68	(11)
Total asset management	$225	$(42)	$6	$3

Trading Commodity Contracts:
Unrealized	$(7)	$—	$(23)	$—
Realized(1)(2)	(5)	—	6	—
Total trading	$(12)	$—	$(17)	$—

Total derivatives	$213	$(42)	$(11)	$3

(1)         Represents the total cash settlements of derivative financial instruments during each reporting period (composed of the sum of the quarterly settlements) that existed at the beginning of each respective period.

(2)         Excludes settlement value of fuel contracts classified as inventory.

The following tables present the notional quantity on long (short) positions for derivative financial instruments:

	Notional Volumes at March 31, 2012
Derivative Instruments	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)

Commodity Contracts (in equivalent MWh):
Power(1)	(92)	56	(36)
Natural gas	(8)	9	1
Coal	1	8	9

	Notional Volumes at December 31, 2011
Derivative Instruments	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)

Commodity Contracts (in equivalent MWh):
Power(1)	(97)	61	(36)
Natural gas	(9)	10	1
Coal	3	8	11

(1)         Includes MWh equivalent of natural gas transactions used to hedge power economically.

GenOn Mid-Atlantic

The following table presents the fair value of GenOn Mid-Atlantic’s derivative financial instruments:

					Net Derivative
					Contract
	Derivative Contract Assets		Derivative Contract Liabilities		Assets
	Current	Long-Term	Current	Long-Term	(Liabilities)
	(in millions)

March 31, 2012
Commodity Contracts:
Asset management	$253	$537	$—	$—	$790
Asset management—affiliate	195	140	(203)	(88)	44
Total derivatives	$448	$677	$(203)	$(88)	$834

December 31, 2011
Commodity Contracts:
Asset management	$208	$526	$—	$—	$734
Asset management—affiliate	191	105	(168)	(68)	60
Total derivatives	$399	$631	$(168)	$(68)	$794

The following table presents the net gains (losses) for derivative financial instruments recognized in income in the consolidated statements of operations:

	Three Months Ended March 31,
	2012		2011
Derivatives Not Designated as Hedging Instruments	Operating Revenues	Cost of Fuel, Electricity and Other Products	Operating Revenues	Cost of Fuel, Electricity and Other Products
	(in millions)

Asset Management Commodity Contracts:
Unrealized	$67	$(25)	$(51)	$12
Realized(1)(2)	138	(1)	61	—
Total asset management	$205	$(26)	$10	$12

(1)         Represents the total cash settlements of derivative financial instruments during each reporting period (composed of the sum of the quarterly settlements) that existed at the beginning of each respective period.

(2)         Excludes settlement value of fuel contracts classified as inventory.

The following tables present the notional quantity on long (short) positions for derivative financial instruments:

	Notional Volumes at March 31, 2012
Derivative Instruments	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)

Commodity Contracts (in equivalent MWh):
Power(1)	(48)	12	(36)
Coal	1	8	9

	Notional Volumes at December 31, 2011
Derivative Instruments	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)

Commodity Contracts (in equivalent MWh):
Power(1)	(56)	19	(37)
Coal	3	8	11

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

Level 3:                     Represents commodity derivative instruments whose fair value is estimated based on internally developed models and methodologies utilizing significant inputs that are generally less readily observable from market sources (such as implied volatilities and correlations).  The OTC, complex or structured derivative instruments that are transacted in less liquid markets with limited pricing information are included in Level 3.  Examples are coal contracts, power transmission congestion products, less liquid power and natural gas contracts, and options valued using internally developed inputs.

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

A significant amount of the fair value of our derivative contract assets and liabilities is based on observable quoted prices from exchanges and indicative quoted prices from independent brokers in active markets that regularly facilitate our transactions.  An active market is considered to have transactions with sufficient frequency and volume to provide pricing information on an ongoing basis.  We think that these prices represent the best available information for valuation purposes.  In determining the fair value of derivative contract assets and liabilities, we use third-party market pricing where available.  For transactions classified in Level 1 of the fair value hierarchy, we use the unadjusted published settled prices on the valuation date.  For transactions classified in Level 2 of the fair value hierarchy, we value these transactions using indicative quoted prices from independent brokers or other widely-accepted valuation methodologies.  Transactions are classified in Level 2 if substantially all (greater than 90%) of the fair value can be corroborated using observable market inputs such as transactable broker quotes.  In accordance with the exit price objective under the fair value measurements accounting guidance, the fair value of our derivative contract assets and liabilities is determined based on the net underlying position of the recorded derivative contract assets and liabilities using bid prices for assets and ask prices for liabilities.  The quotes we obtain from brokers are non-binding in nature, but are from brokers that typically transact in the market being quoted and are based on their knowledge of market transactions on the valuation date.  We typically obtain multiple broker quotes as of the valuation date that extend for the tenor of the underlying contracts for each delivery location.  The number of quotes that we can obtain depends on the relative liquidity of the delivery location on the valuation date.  If multiple broker quotes are received for a contract, we use an average of the quoted bid or ask prices.  If only one broker quote is received for a delivery location and it cannot be validated through other external sources, we will assign the quote to a lower level within the fair value hierarchy.  In some instances, we may combine broker quotes for a liquid delivery hub with broker quotes for the price spread between the liquid delivery hub and the delivery location under the contract.  We also may apply interpolation techniques to value monthly strips if broker quotes are only available on a seasonal or annual basis.  We perform validation procedures on the broker quotes at least monthly.  The validation procedures include reviewing the quotes for accuracy and comparing them to our internal price curves.  In certain instances, we may exclude from consideration a broker quote if it is a clear outlier and other quotes are obtained.  At March 31, 2012, we obtained broker quotes for 100% of our delivery locations classified in Level 2 of the fair value hierarchy.

Inactive markets are considered to be those markets with few transactions, noncurrent pricing or prices that vary over time or among market makers.  Our transactions in Level 3 of the fair value hierarchy may involve transactions whereby observable market data, such as broker quotes, are not available for substantially all of the tenor of the contract or we are only able to obtain indicative broker quotes that cannot be corroborated by observable market data.  In such cases, we may apply valuation techniques such as extrapolation and other quantitative methods to determine fair value.  Our techniques for fair value estimation include assumptions for market prices, including market price volatility and the volatility of the spread between multiple market prices.  Proprietary models may also be used to estimate the fair value of derivative contract assets and liabilities that may be structured or otherwise tailored.  The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points.  At March 31, 2012, GenOn Americas Generation’s assets and liabilities classified as Level 3 in the fair value hierarchy represented 5% of its total derivative contract assets and 11% of its total derivative contract liabilities.  At March 31, 2012, GenOn Mid-Atlantic’s assets and liabilities classified as Level 3 in the fair value hierarchy represented less than 1% of its total derivative contract assets and 32% of its total derivative contract liabilities.

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

Information about Sensitivity to Changes in Significant Unobservable Inputs.  The significant unobservable inputs used in the fair value measure of our commodity instruments categorized within Level 3 of the fair value hierarchy are estimates of future market volatility, estimates of forward congestion power price spreads and estimates of counterparty credit risk and our own non-performance risk.  These assumptions are generally independent of each other.  Volatility curves and power prices spreads are generally based on observable markets where available, or derived from historical prices and forward market prices from similar observable markets when not available.  Increases in the price or volatility of the spread on a long/short position in isolation would result in a higher/lower fair value measurement.  A change in the assumption used for the probability of default is accompanied by a directionally similar change in the adjustment to reflect the estimated default risk of counterparties on their contractual obligations, or the estimated risk of default on our own contractual obligations to counterparties.

Risk Management.  The Risk and Finance Oversight Committee of GenOn’s Board of Directors is responsible for oversight of the risk management of our commercial activities and enterprise risk management.  In order to ensure proper daily oversight of our commercial risk controls, the Risk and Finance Oversight Committee has established the ROC with membership determined by GenOn’s Chief Executive Officer.  The ROC is responsible for ensuring that the necessary policies, procedures and systems are in place to measure, monitor and report on the risks associated with our commercial activities.  The ROC is also responsible for safeguarding proprietary models against the negative impact of inadequate model control by providing oversight and control to model development, back-testing and verification, automation, security and revision control.  The ROC must approve new valuation models or fundamental modifications to existing models.  Model forecasts are back-tested annually and the results reviewed with the ROC.

Comprehensive, accurate and timely reporting and monitoring is essential to effectively manage market, credit and operational risks and to protect against large unanticipated losses.  A strong, effective reporting and monitoring function, which includes daily and weekly reporting, keeps the ROC and GenOn’s Chief Risk Officer informed of our activities.  The chair of the ROC reports to the Risk and Finance Oversight Committee on a quarterly basis, or more frequently, if events and circumstances dictate.

GenOn Americas Generation

Fair Value of Derivative Instruments and Certain Other Assets.  The fair value measurements of GenOn Americas Generation’s financial assets and liabilities (including amounts with affiliates) by class are as follows:

	March 31, 2012
	Level 1(1)	Level 2(1) (2)	Level 3	Total Fair Value
	(in millions)
Derivative contract assets:
Commodity Contracts
Asset Management:
Power	$170	$1,398	$31	$1,599
Fuel	1	1	17	19
Total Asset Management	171	1,399	48	1,618
Trading Activities	90	388	66	544
Total derivative contract assets	$261	$1,787	$114	$2,162

Derivative contract liabilities:
Commodity Contracts
Asset Management:
Power	$153	$451	$15	$619
Fuel	16	2	107	125
Total Asset Management	169	453	122	744
Trading Activities	110	422	22	554
Total derivative contract liabilities	$279	$875	$144	$1,298

Interest-bearing funds(3)	$571	$—	$—	$571

(1)         Transfers between Level 1 and Level 2 are recognized as of the end of the reporting period.  There were no transfers during the three months ended March 31, 2012.

(2)         Option contracts comprised 1% of GenOn Americas Generation’s net derivative contract assets.

(3)         Represents investments in money market funds and is included in cash and cash equivalents, funds on deposit and other noncurrent assets in the consolidated balance sheet. GenOn Americas Generation had $368 million of interest-bearing funds included in cash and cash equivalents, $197 million included in funds on deposit and $6 million included in other noncurrent assets.

	December 31, 2011
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

(2)         Option contracts comprised 1% of GenOn Americas Generation’s net derivative contract assets.

(3)         Represents investments in money market funds and is included in cash and cash equivalents, funds on deposit and other noncurrent assets in the consolidated balance sheet.  GenOn Americas Generation had $249 million of interest-bearing funds included in cash and cash equivalents, $166 million included in funds on deposit and $6 million included in other noncurrent assets.

The following is a reconciliation of changes (comprised of the sum of the quarterly changes) in fair value of net commodity derivative contract assets and liabilities (including amounts with affiliates) classified as Level 3 during the three months ended March 31, 2012 and 2011:

	Net Derivatives Contracts (Level 3)
	Asset Management	Trading Activities	Total
	(in millions)

Balance, January 1, 2012 (net asset (liability))	$(54)	$22	$(32)
Total gains (losses) realized/unrealized:
Included in earnings(1)	(35)	29	(6)
Purchases(2)	—	—	—
Issuances(2)	—	—	—
Settlements (3)	15	(7)	8
Transfers into Level 3(4)	—	—	—
Transfers out of Level 3(4)	—	—	—
Balance, March 31, 2012 (net asset (liability))	$(74)	$44	$(30)

Balance, January 1, 2011 (net asset (liability))	$(68)	$2	$(66)
Total gains (losses) realized/unrealized:
Included in earnings(1)	15	2	17
Purchases(2)	—	—	—
Issuances(2)	—	—	—
Settlements(3)	(2)	—	(2)
Transfers into Level 3(4)	—	—	—
Transfers out of Level 3(4)	—	—	—
Balance, March 31, 2011 (net asset (liability))	$(55)	$4	$(51)

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

(3)         Represents the reversal of previously recognized unrealized gains and losses from settlement of contracts during each reporting period.

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

The following table presents the amounts included in income related to derivative contract assets and liabilities (including amounts with affiliates) classified as Level 3:

	Three Months Ended March 31,
	2012			2011
	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total
	(in millions)

Gains (losses) included in income	$29	$(27)	$2	$3	$12	$15
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31	$28	$(27)	$1	$3	$13	$16

Information about Sensitivity to Changes in Significant Unobservable Inputs.  The following table presents the range of sensitivity of unobservable inputs used in fair value measurements categorized within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
	Net Fair Value at March 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
	(in millions)

Credit valuation adjustment	$(1)	Internal model	Counterparty credit risk	20% to (20)%	(2)
Credit valuation adjustment	$4	Internal model	Own credit risk	20% to (20)%	(2)

(1)         Excludes immaterial unobservable inputs related to power transmission congestion products, power swaps and premiums on physical gas transactions.

(2)         Represents the range of the credit default swap spread curves used in the valuation analysis that we think market participants might use when pricing the contracts.

At March 31, 2012, net fair value of $55 million of power transactions and $(90) million of fuel transactions classified as Level 3 were priced based on unadjusted indicative broker quotes that cannot be corroborated by observable market data.  Quantitative information is excluded for these fair value measurements.

GenOn Mid-Atlantic

Fair Value of Derivative Instruments and Certain Other Assets.  The fair value measurements of GenOn Mid-Atlantic’s financial assets and liabilities (including amounts with affiliates) by class are as follows:

	March 31, 2012
	Level 1(1)	Level 2(1) (2)	Level 3	Total Fair Value
	(in millions)
Derivative contract assets:
Commodity Contracts
Asset Management:
Power	$58	$1,061	$—	$1,119
Fuel	—	1	5	6
Total derivative contract assets	$58	$1,062	$5	$1,125

Derivative contract liabilities:
Commodity Contracts
Asset Management:
Power	$42	$152	$—	$194
Fuel	3	1	93	97
Total derivative contract liabilities	$45	$153	$93	$291

Interest-bearing funds(3)	$312	$—	$—	$312

(1)         Transfers between Level 1 and Level 2 are recognized as of the end of the reporting period.  There were no transfers during the three months ended March 31, 2012.

(2)         Option contracts comprised less than 1% of GenOn Mid-Atlantic’s net derivative contract assets.

(3)         Represents investments in money market funds and are included in cash and cash equivalents, funds on deposit and other noncurrent assets in the consolidated balance sheet.  GenOn Mid-Atlantic had $115 million of interest-bearing funds included in cash and cash equivalents and $197 million included in funds on deposit.

	December 31, 2011
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

The following is a reconciliation of changes (composed of the sum of the quarterly changes) in fair value of net commodity derivative contract assets and liabilities (including amounts with affiliates) classified as Level 3 during the three months ended March 31, 2012 and 2011:

Asset Management
(in millions)

Balance, January 1, 2012 (net asset (liability))	$(64)
Total gains (losses) realized/unrealized:
Included in earnings(1)	(43)
Purchases(2)	—
Issuances(2)	—
Settlements(3)	19
Transfers into Level 3(4)	—
Transfers out of Level 3(4)	—
Balance, March 31, 2012 (net asset (liability))	$(88)

Balance, January 1, 2011 (net asset (liability))	$(69)
Total gains (losses) realized/unrealized:
Included in earnings(1)	14
Purchases(2)	—
Issuances(2)	—
Settlements(3)	(2)
Transfers into Level 3(4)	—
Transfers out of Level 3(4)	—
Balance, March 31, 2011 (net asset (liability))	$(57)

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

(3)        Represents the reversal of previously recognized unrealized gains and losses from settlement of contracts during each reporting period.

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

The following table presents the amounts included in income related to derivative contract assets and liabilities (including amounts with affiliates) classified as Level 3:

	Three Months Ended March 31,
	2012			2011
	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total
	(in millions)

Gains (losses) included in income	$1	$(25)	$(24)	$—	$12	$12
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at March 31	$—	$(25)	$(25)	$—	$12	$12

Information about Sensitivity to Changes in Significant Unobservable Inputs.  The following table presents the range of sensitivity of unobservable inputs used in fair value measurements categorized within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements
	Net Fair Value at March 31, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)(1)
	(in millions)

Credit valuation adjustment	$(1)	Internal model	Counterparty credit risk	20% to (20)%	(2)
Credit valuation adjustment	$3	Internal model	Own credit risk	20% to (20)%	(2)

(1)          Excludes immaterial unobservable inputs related to power transmission congestion products.

(2)          Represents the range of the credit default swap spread curves used in the valuation analysis that we think market participants might use when pricing the contracts.

At March 31, 2012, net fair value of $(90) million of fuel transactions classified as Level 3 were priced based on unadjusted indicative broker quotes that cannot be corroborated by observable market data.  Quantitative information is excluded for these fair value measurements.

Counterparty Credit Concentration Risk

We are exposed to the default risk of the counterparties with which we transact.  We manage our credit risk by entering into master netting agreements and requiring counterparties to post cash collateral or other credit enhancements based on the net exposure and the credit standing of the counterparty.  We also have non-collateralized power hedges entered into by GenOn Mid-Atlantic.  These transactions are senior unsecured obligations of GenOn Mid-Atlantic and the counterparties and do not require either party to post cash collateral for initial margin and, except as described in the next sentence, changes in power or natural gas prices.  Beginning in April 2012, certain agreements entered into by GenOn Mid-Atlantic were amended to provide for the counterparty thereto to post collateral to secure credit exposure above the agreed threshold as a result of changes in power or natural gas prices.  GenOn Americas Generation and GenOn Mid-Atlantic credit valuation adjustments on derivative contract assets were $23 million and $47 million at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, $1 million and $4 million, respectively, of cash collateral posted to GenOn Americas Generation by counterparties under master netting agreements were included in accounts payable and accrued liabilities in GenOn Americas Generation’s consolidated balance sheets.

We monitor counterparty credit concentration risk on both an individual basis and a group counterparty basis.  The following tables highlight the credit quality and the balance sheet settlement exposures related to these activities:

GenOn Americas Generation

	March 31, 2012
Credit Rating Equivalent	Gross Exposure Before Collateral(1)	Net Exposure Before Collateral(2)	Collateral(3)	Exposure Net of Collateral	% of Net Exposure
	(dollars in millions)

Clearing and Exchange	$891	$292	$292	$—	—
Investment Grade:
Financial institutions	898	854	—	854	81%
Energy companies	465	167	—	167	16%
Non-investment Grade:
Energy companies	7	2	1	1	—
No External Ratings:
Internally-rated investment grade	22	21	—	21	2%
Internally-rated non-investment grade	9	9	—	9	1%
Total	$2,292	$1,345	$293	$1,052	100%

	December 31, 2011
Credit Rating Equivalent	Gross Exposure Before Collateral(1)	Net Exposure Before Collateral(2)	Collateral(3)	Exposure Net of Collateral	% of Net Exposure
	(dollars in millions)

Clearing and Exchange	$710	$217	$217	$—	—
Investment Grade:
Financial institutions	856	814	—	814	82%
Energy companies	369	148	3	145	14%
Non-investment Grade:
Energy companies	7	3	1	2	—
No External Ratings:
Internally-rated investment grade	18	18	—	18	2%
Internally-rated non-investment grade	15	15	—	15	2%
Total	$1,975	$1,215	$221	$994	100%

(1)          Gross exposure before collateral represents credit exposure, including both realized and unrealized transactions, before (a) applying the terms of master netting agreements with counterparties and (b) netting of transactions with clearing brokers and exchanges.  The table excludes amounts related to contracts classified as normal purchases/normal sales and non-derivative contractual commitments that are not recorded at fair value in the consolidated balance sheets, except for any related accounts receivable.  Such contractual commitments contain credit and economic risk if a counterparty does not perform.  Non-performance could have a material adverse effect on our future results of operations, financial condition and cash flows.

(2)          Net exposure before collateral represents the credit exposure, including both realized and unrealized transactions, after applying the terms of master netting agreements and the netting of transactions with clearing brokers and exchanges.

(3)          Collateral includes cash and letters of credit received from counterparties.

GenOn Mid-Atlantic

	March 31, 2012
Credit Rating Equivalent	Gross Exposure Before Collateral(1)(4)	Net Exposure Before Collateral(2)	Collateral(3)	Exposure Net of Collateral	% of Net Exposure
	(dollars in millions)
Investment Grade:
Financial institutions	$837	$837	$—	$837	100%
Non-investment Grade:
Energy companies	1	1	—	1	—
No External Ratings:
Internally-rated non-investment grade	3	3	—	3	—
Total	$841	$841	$—	$841	100%

	December 31, 2011
Credit Rating Equivalent	Gross Exposure Before Collateral(1)(4)	Net Exposure Before Collateral(2)	Collateral(3)	Exposure Net of Collateral	% of Net Exposure
	(dollars in millions)
Investment Grade:
Financial institutions	$805	$802	$—	$802	98%
Non-investment Grade:
Energy companies	1	1	—	1	—
No External Ratings:
Internally-rated non-investment grade	13	13	—	13	2%
Total	$819	$816	$—	$816	100%

(1)          Gross exposure before collateral represents credit exposure, including both realized and unrealized transactions, before (a) applying the terms of master netting agreements with counterparties and (b) netting of transactions with clearing brokers and exchanges.  The table excludes amounts related to contracts classified as normal purchases/normal sales and non-derivative contractual commitments that are not recorded at fair value in the consolidated balance sheets, except for any related accounts receivable.  Such contractual commitments contain credit and economic risk if a counterparty does not perform.  Non-performance could have a material adverse effect on our future results of operations, financial condition and cash flows.

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

GenOn Americas Generation and GenOn Mid-Atlantic had credit exposure to two investment grade counterparties at March 31, 2012 and December 31, 2011, each representing an exposure of more than 10% of total credit exposure, net of collateral and totaling $669 million and $664 million at March 31, 2012 and December 31, 2011, respectively.  In April 2012, certain agreements entered into by GenOn Mid-Atlantic were amended to provide for the counterparty thereto to post collateral to secure credit exposure above the agreed threshold as a result of changes in power or natural gas prices, including one of the counterparties referenced in the preceding sentence.  At April 27, 2012, the total credit exposure, net of collateral, of the referenced counterparty was $201 million compared to $429 million at March 31, 2012.

GenOn Americas Generation and GenOn Mid-Atlantic Credit Risk

Our standard industry contracts contain credit-risk-related contingent features such as ratings-related thresholds whereby we would be required to post additional cash collateral or letters of credit as a result of a credit event, including a downgrade.  Additionally, some of our contracts contain adequate assurance language, which is generally subjective in nature that could require us to post additional cash collateral or letters of credit as a result of a credit event, including a downgrade.  However, as a result of our current credit rating, we are typically required to post collateral in the normal course of business to offset either substantially or completely the net liability positions, after applying the terms of master netting agreements.  At March 31, 2012, the fair value of GenOn Americas Generation’s financial instruments with credit-risk-related contingent features in a net liability position was $9 million for which GenOn Americas Generation had posted collateral of $6 million, including cash and letters of credit.  At March 31, 2012, GenOn Mid-Atlantic did not have any financial instruments with credit-risk-related contingent features in a net liability position.

At March 31, 2012 and December 31, 2011, GenOn Americas Generation had $84 and $64 million, respectively, of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit in the consolidated balance sheets.

Fair Values of Other Financial Instruments (GenOn Americas Generation)

The fair values of certain funds on deposit, receivables, net, receivables, net—affiliate, notes receivable—affiliate, accounts payable and accrued liabilities, payables, net—affiliate and notes payable—affiliate approximate their carrying amounts.

The carrying amounts and fair values of GenOn Americas Generation’s debt are as follows:

	Carrying Amount	Level 1	Level 2(1)	Level 3	Total Fair Value
	(in millions)
March 31, 2012
Liabilities:
Long and short-term debt	$865	$—	$755	$—	$755

December 31, 2011
Liabilities:
Long and short-term debt	$866	$—	$797	$—	$797

(1)          The fair value of long and short-term debt is estimated using broker quotes for instruments that are publicly traded.

4.              Long-Term Debt

Outstanding debt was as follows:

	March 31, 2012			December 31, 2011
	Stated Interest Rate (1)	Long-term	Current	Stated Interest Rate(1)	Long-term	Current
	(in millions, except interest rates)
Bonds and Notes:
GenOn Americas Generation:
Senior unsecured notes, due 2021	8.50%	$450	$—	8.50%	$450	$—
Senior unsecured notes, due 2031	9.125	400	—	9.125	400	—
Unamortized debt discounts		(2)	—		(2)	—
GenOn Mid-Atlantic:
GenOn Chalk Point capital lease, due 2012 to 2015	8.19	13	4	8.19	14	4
Total		$861	$4		$862	$4

(1)          The stated interest rates are at March 31, 2012 and December 31, 2011, respectively.

5.         Related Party Arrangements and Transactions

Administrative Services Provided by GenOn Energy Services

GenOn Energy Services provides us with various management, personnel and other services directly relating to our facilities.  We reimburse GenOn Energy Services for amounts equal to GenOn Energy Services’ costs of providing such services.  The total costs incurred for these services by GenOn Energy Services have been included in the consolidated statements of operations as follows:

GenOn Americas Generation

	Three Months Ended March 31,
	2012	2011
	(in millions)
Cost of fuel, electricity and other products—affiliate	$2	$2
Operations and maintenance expense—affiliate	39	32
Total	$41	$34

GenOn Mid-Atlantic

	Three Months Ended March 31,
	2012	2011
	(in millions)
Cost of fuel, electricity and other products—affiliate	$2	$2
Operations and maintenance expense—affiliate	22	18
Total	$24	$20

GenOn’s corporate overhead costs are allocated based on each operating subsidiary’s planned operating expenses relative to all operating subsidiaries.  These allocations and charges are not necessarily indicative of what would have been incurred had we been an unaffiliated entity.  During the three months ended March 31, 2012 and 2011, we incurred the following in costs under these arrangements, which are included in operations and maintenance expense—affiliate in our consolidated statements of operations:

	Three Months Ended March 31,
	2012	2011
	(in millions)
GenOn Americas Generation	$25	$33
GenOn Mid-Atlantic	$16	$21

Services Provided by GenOn Energy Management

GenOn Americas Generation

GenOn Energy Management provides services to certain of GenOn’s indirect operating subsidiaries through power, fuel supply and services agreements.  The services include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk.  These transactions are recorded as operating revenues—affiliate and cost of fuel, electricity and other products—affiliate, as appropriate, in the consolidated statements of operations.  Amounts due from and to GenOn’s indirect operating subsidiaries are recorded as receivables, net—affiliate or payables, net—affiliate, as appropriate.  Substantially all energy marketing overhead expenses are allocated to GenOn’s operating subsidiaries.  During the three months ended March 31, 2012 and 2011, GenOn Americas Generation recorded a reduction to operations and maintenance expense—affiliate of $6 million and $5 million, respectively, related to the allocations of energy marketing overhead expenses to affiliates that are not included in the GenOn Americas Generation consolidated statements of operations.

GenOn Mid-Atlantic

GenOn Mid-Atlantic receives services from GenOn Energy Management which include the bidding and dispatch of the generating units, procurement of fuel and other products and the execution of contracts, including economic hedges, to reduce price risk.  These transactions are recorded as operating revenues—affiliate, cost of fuel, electricity and other products—affiliate and operations and maintenance expense—affiliate, as appropriate, in the consolidated statements of operations.  Amounts due to and from GenOn Energy Management under the power, fuel supply and services agreements are recorded as payables, net—affiliate or receivables, net—affiliate, as appropriate.  Under these agreements, GenOn Energy Management resells GenOn Mid-Atlantic’s energy products in the PJM spot and forward markets and to other third parties.  GenOn Mid-Atlantic is paid the amount received by GenOn Energy Management for such capacity and energy.  GenOn Mid-Atlantic has counterparty credit risk in the event that GenOn Energy Management is unable to collect amounts owed from third parties for the resale of GenOn Mid-Atlantic’s energy products.  Substantially all energy marketing overhead expenses are allocated to GenOn’s operating subsidiaries.  During the three months ended March 31, 2012 and 2011, GenOn Mid-Atlantic incurred $1 million of energy marketing overhead expense.  These costs are included in operations and maintenance expense—affiliate in GenOn Mid-Atlantic’s consolidated statements of operations.

Intercompany Cash Management Program (GenOn Americas Generation)

In January 2011, GenOn Americas Generation and certain of its subsidiaries began participating in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries were transferred to central concentration accounts to fund working capital and other needs of the respective participants.  The balances under this program are reflected as notes receivable—affiliate and notes payable—affiliate in GenOn Americas Generation’s consolidated balance sheets as appropriate.  The notes are due on demand and accrue interest on the net position, which is payable quarterly, at the short term yield of the Federated Investors Treasury Obligation Fund or such other fund designated by GenOn Energy Holdings.  At March 31, 2012 and December 31, 2011, GenOn Americas Generation had a net current notes receivable from GenOn Energy Holdings of $101 million and $129 million, respectively, related to its intercompany cash management program.  During the three months ended March 31, 2012 and 2011, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes.

Purchased Emissions Allowances (GenOn Mid-Atlantic)

GenOn Energy Management maintains on behalf of GenOn Mid-Atlantic an inventory of certain purchased emissions allowances related to the Regional Greenhouse Gas Initiative.  The emissions allowances are sold by GenOn Energy Management to GenOn Mid-Atlantic as they are needed for operations.  GenOn Mid-Atlantic purchases emissions allowances from GenOn Energy Management at GenOn Energy Management’s original cost to purchase the allowances.  For allowances that have been purchased by GenOn Energy Management from a GenOn affiliate, the price paid by GenOn Energy Management is determined by market indices.

Emissions allowances purchased from GenOn Energy Management that were utilized during the three months ended March 31, 2012 and 2011, were $3 million and $8 million, respectively, and are recorded in cost of fuel, electricity and other products—affiliate in GenOn Mid-Atlantic’s consolidated statements of operations.

6.   Income Taxes

GenOn Americas Generation

GenOn Americas Generation and most of its subsidiaries are limited liability companies that are treated as branches of GenOn Americas for income tax purposes.  As a result, GenOn Americas and GenOn have direct liability for the majority of the United States federal and state income taxes relating to GenOn Americas Generation’s operations.  Two of GenOn Americas Generation’s subsidiaries, Hudson Valley Gas Corporation and GenOn Special Procurement, Inc., exist as regarded corporate entities for income tax purposes.  GenOn Kendall, which had previously existed as a regarded entity, was converted to a disregarded entity effective January 1, 2011.  For these subsidiaries that continue to exist as corporate regarded entities, GenOn Americas Generation allocates current and deferred income taxes to each corporate regarded entity as if such entity were a single taxpayer utilizing the asset and liability method to account for income taxes.  To the extent GenOn Americas Generation provides tax expense or benefit, any related tax payable or receivable to GenOn is reclassified to equity in the same period because GenOn Americas Generation does not have a tax sharing agreement with GenOn.

If GenOn Americas Generation were to be allocated income taxes attributable to its operations, the pro forma income tax provision attributable to income before taxes would be $0 and $18 million during the three months ended March 31, 2012 and 2011, respectively.  The pro forma balance of GenOn Americas Generation’s net deferred income taxes is $0 as of March 31, 2012.

GenOn Mid-Atlantic

GenOn Mid-Atlantic and its subsidiaries are limited liability companies and are not subject to United States federal or state income taxes.  As such, GenOn Mid-Atlantic is treated as though it were a branch of GenOn Americas Generation’s parent, GenOn Americas, for income tax purposes, and not as a separate taxpayer.  GenOn Americas and GenOn are directly responsible for income taxes related to GenOn Mid-Atlantic’s operations. If GenOn Mid-Atlantic were to be allocated income taxes attributable to its operations, the pro forma income tax provision attributable to income before taxes would be $28 million and $12 million during the three months ended March 31, 2012 and 2011, respectively.  The balance of GenOn Mid-Atlantic’s pro forma deferred income taxes would be a net deferred tax liability of $271 million at March 31, 2012.

7.              Segment Reporting (GenOn Americas Generation)

We have five segments:  Eastern PJM, Northeast, California, Energy Marketing and Other Operations.  The segments are determined based on how the business is managed and align with the information provided to the chief operating decision maker for purposes of assessing performance and allocating resources.  Generally, GenOn Americas Generation’s segments are engaged in the sale of electricity, capacity, and ancillary and other energy services from their generating facilities in hour-ahead, day-ahead and forward markets in bilateral and ISO markets.  GenOn Americas Generation also engages in proprietary trading, fuel oil management and natural gas transportation and storage activities.  Operating revenues consist of (a) power generation revenues, (b) contracted and capacity revenues, (c) power hedging revenues and (d) fuel sales and proprietary trading revenues.

The Eastern PJM segment consists of four generating facilities located in Maryland and Virginia with total net generating capacity of 5,209 MW.  The Northeast segment consists of four generating facilities located in Massachusetts and New York with total net generating capacity of 2,535 MW.  The California segment consists of two generating facilities located in or near the City of San Francisco, with total net generating capacity of 1,985 MW.  The total net generating capacity for California excludes the Potrero generating facility of 362 MW, which was shut down on February 28, 2011.  See note 2 for a discussion of generating facilities that we expect to retire in 2012 and 2013.  The Energy Marketing segment consists of proprietary trading, fuel oil management and natural gas transportation and storage activities.  Other Operations includes parent company adjustments for affiliate transactions of GenOn Americas Generation.  All revenues are generated and long-lived assets are located within the United States.

GenOn Americas Generation’s measure of profit or loss for the reportable segments is operating income/loss.  This measure represents the lowest level of information that is provided to the chief operating decision maker for GenOn Americas Generation’s reportable segments.  In the following tables, eliminations are primarily related to intercompany revenues and intercompany cost of fuel, electricity and other products.

GenOn Americas Generation Operating Segments

	Eastern PJM	Northeast	California	Energy Marketing	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2012:
Operating revenues (1)	$127	$3	$22	$530	$—	$—	$682
Operating revenues—affiliate(2)	193	36	—	(17)	—	(242)	(30)
Total operating revenues	320	39	22	513	—	(242)	652
Cost of fuel, electricity and other products (3)	3	1	—	99	80	—	183
Cost of fuel, electricity and other products—affiliate(4)	112	24	—	410	(80)	(242)	224
Total cost of fuel, electricity and other products	115	25	—	509	—	(242)	407
Gross margin (excluding depreciation and amortization)	205	14	22	4	—	—	245
Operating Expenses:
Operations and maintenance	63	9	9	1	—	—	82
Operations and maintenance—affiliate	40	10	8	—	—	—	58
Depreciation and amortization	29	6	4	—	1	—	40
Total operating expenses	132	25	21	1	1	—	180
Operating income (loss)	$73	$(11)	$1	$3	$(1)	$—	$65
Total assets at March 31, 2012	$4,591	$466	$138	$2,438	$176	$(783)	$7,026

(1)         Includes unrealized gains of $56 million and $82 million for Eastern PJM and Energy Marketing, respectively.

(2)         Includes unrealized gains (losses) of $11 million, $4 million and $(78) million for Eastern PJM, Northeast and Energy Marketing, respectively.

(3)         Includes unrealized losses of $35 million for Energy Marketing.

(4)         Includes unrealized (gains) losses of $25 million and $(34) million for Eastern PJM and Energy Marketing, respectively.

GenOn Americas Generation Operating Segments

	Eastern PJM	Northeast	California	Energy Marketing	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended March 31, 2011:
Operating revenues (1)	$(1)	$5	$28	$506	$—	$—	$538
Operating revenues—affiliate(2)	299	39	—	56	—	(383)	11
Total operating revenues	298	44	28	562	—	(383)	549
Cost of fuel, electricity and other products (3)	7	1	1	14	142	—	165
Cost of fuel, electricity and other products—affiliate(4)	129	27	—	538	(141)	(383)	170
Total cost of fuel, electricity and other products	136	28	1	552	1	(383)	335
Gross margin (excluding depreciation and amortization)	162	16	27	10	(1)	—	214
Operating Expenses:
Operations and maintenance	62	10	6	1	—	—	79
Operations and maintenance—affiliate	40	9	8	3	—	—	60
Depreciation and amortization	29	6	3	—	2	—	40
Total operating expenses	131	25	17	4	2	—	179
Operating income (loss)	$31	$(9)	$10	$6	$(3)	$—	$35
Total assets at December 31, 2011	$4,478	$454	$135	$2,012	$177	$(667)	$6,589

(1)         Includes unrealized losses of $45 million and $50 million for Eastern PJM and Energy Marketing, respectively.

(2)         Includes unrealized gains (losses) of $(6) million, $(11) million and $27 million for Eastern PJM, Northeast and Energy Marketing, respectively.

(3)         Includes unrealized gains of $14 million for Energy Marketing.

(4)         Includes unrealized (gains) losses of $(12) million, $(2) million and $14 million for Eastern PJM, Northeast and Energy Marketing, respectively.

	Three Months Ended March 31,
	2012	2011
	(in millions)

Operating income for all segments	$65	$35
Interest expense	(18)	(30)
Interest expense—affiliate	(1)	—
Other, net	—	(23)
Income (loss) before income taxes	$46	$(18)

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

Scrubber Contract Litigation

In January 2011, Stone & Webster, the EPC contractor for the scrubber projects at the Chalk Point, Dickerson and Morgantown generating facilities, filed two suits against GenOn Mid-Atlantic and one suit against GenOn Chalk Point (a subsidiary of GenOn Mid-Atlantic) in the United States District Court for the District of Maryland.  Stone & Webster claims that it has not been paid in accordance with the terms of the EPC agreements for the scrubber projects and sought $143.1 million in liens against the properties.  In March 2011, the court granted these liens.  In June 2011, Stone & Webster filed a motion to amend its lien claims at these facilities by an additional $90.5 million.  In August 2011, the court granted these additional liens.  In September 2011, GenOn Mid-Atlantic paid $68 million to Stone & Webster for achieving substantial completion under the EPC agreements, which reduced the outstanding liens to $165.6 million.  As a result of certain lien restrictions in its lease documentation, GenOn Mid-Atlantic has reserved $165.6 million of cash (which is included in funds on deposit in the consolidated balance sheets) in respect of such liens. The liens are interlocutory only and will not become final unless and until Stone & Webster is successful in prosecuting its contractual claims.  We dispute Stone & Webster’s allegations and in February 2011 filed a related action against Stone &Webster in the United States District Court for the Southern District of New York.  The proceedings in Maryland have been stayed pending resolution of the proceeding in New York.  Assuming we are successful in pursuing our claims in the New York proceeding, the total estimated capital expenditures for compliance with the Maryland Healthy Air Act would not exceed $1.674 billion.  However, if the costs were to equal the amount claimed by Stone &Webster in the litigation, the total capital expenditures would exceed $1.674 billion by approximately 5%.  The New York proceeding has a trial date set for June 2012.

Bowline Property Tax Dispute

In 2011, 2010 and 2009 we filed suit against the town of Haverstraw, New York to challenge the property tax assessment of the Bowline generating facility for each respective tax year.  Although the assessments for the 2011 and 2010 tax years were reduced significantly from the assessment received in 2009, they continue to exceed significantly the estimated fair value of the generating facility.  The tax litigation for all three years has been combined for trial purposes.  While we are unable to predict the outcome of this litigation, if we are successful we expect to receive a refund for each of the years under protest.

Environmental Matters

New Source Review Matters.  The EPA and various states are investigating compliance of coal-fueled electric generating facilities with the pre-construction permitting requirements of the Clean Air Act known as “new source review.”  Since 2000, the EPA has made information requests concerning the Chalk Point, Dickerson, Morgantown and Potomac River generating facilities.  We are corresponding or have corresponded with the EPA regarding all of these requests.  The EPA agreed to share information relating to its investigations with state environmental agencies.

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

Faulkner Litigation.  In May 2008, the MDE sued us in the Circuit Court for Charles County, Maryland alleging violations of Maryland’s water pollution laws at Faulkner.  The MDE contended that the operation of Faulkner had resulted in the discharge of pollutants that exceeded Maryland’s water quality criteria and without the appropriate NPDES permit.  The MDE also alleged that we failed to perform certain sampling and reporting required under an applicable NPDES permit.  The MDE complaint requested that the court (a) prohibit continuation of the alleged unpermitted discharges, (b) require us to cease from further disposal of any coal combustion byproducts at Faulkner and close and cap the existing disposal cells and (c) assess civil penalties.  In July 2008, we filed a motion to dismiss the complaint, arguing that the discharges are permitted by a December 2000 Consent Order.  In January 2011, the MDE dismissed without prejudice its complaint and informed us that it intended to file a similar lawsuit in federal court.  In May 2011, the MDE filed a complaint against us in the United States District Court for the District of Maryland alleging violations of the Clean Water Act and Maryland’s Water Pollution Control Law at Faulkner.  The MDE contends that (a) certain of our water discharges are not authorized by our existing permit and (b) operation of the Faulkner facility has resulted in discharges of pollutants that violate water quality criteria.  The complaint asks the court to, among other things, (a) enjoin further disposal of coal ash; (b) enjoin discharges that are not authorized by our existing permit; (c) require numerous technical studies; (d) impose civil penalties and (e) award MDE attorneys’ fees.  We dispute the allegations.

Brandywine Litigation.  In April 2010, the MDE filed a complaint against us in the United States District Court for the District of Maryland asserting violations of the Clean Water Act and Maryland’s Water Pollution Control Law at Brandywine.  The MDE contends that the operation of Brandywine has resulted in discharges of pollutants that violate Maryland’s water quality criteria.  The complaint requests that the court, among other things, (a) enjoin further disposal of coal combustion waste at Brandywine, (b) require us to close and cap the existing open disposal cells within one year, (c) impose civil penalties and (d) award MDE attorneys’ fees.  We dispute the allegations.  In September 2010, four environmental advocacy groups became intervening parties in the proceeding.

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

Brandywine Storm Damage and Ash Recovery.  As a result of Hurricane Irene and Tropical Storm Lee in August and September 2011, an estimated 8,800 cubic yards of coal fly ash stored in one of the cells at the Brandywine ash disposal site flowed onto 18 acres of private property adjacent to the site.  During 2011, we accrued $10 million for the estimated costs to remove and clean up the ash.  We are continuing to remove the ash and do other clean up in coordination with the MDE and the property owners.  At this time, we cannot reasonably estimate the upper range of our obligations for this matter principally because we have not finished (a) assessing the volume of fly ash to be removed and (b) determining how most effectively to access some of the affected areas.  We are pursuing recovery under our insurance policies for our costs to remove and clean up the ash.

Brandywine Filling of Wetlands.  While expanding and installing a liner at the Brandywine ash disposal site, we inadvertently filled wetlands without having all of the requisite permits.  The MDE also has alleged that we violated the notice requirements of our sediment and erosion control plan.  In March 2012, the MDE informed us that it is considering seeking a fine in excess of $100,000 to settle the storm breach and the filling of wetlands without requisite permits.  The MDE has not issued us a citation or NOV.  We are currently in settlement discussions with the MDE.

Ash Disposal Facility Closures.  We are responsible for environmental costs related to the future closures of several ash disposal facilities.  GenOn Americas Generation has accrued the estimated discounted costs ($14 million at March 31, 2012 and December 31, 2011) associated with these environmental liabilities as part of its asset retirement obligations.  GenOn Mid-Atlantic recorded the estimated discounted costs ($12 million at March 31, 2012 and December 31, 2011) associated with these environmental liabilities as part of its asset retirement obligations.  These amounts are exclusive of the $47 million accrual for the technical solution for the three ash facilities in Maryland discussed above.

Chapter 11 Proceedings

In July 2003, and various dates thereafter, the Mirant Debtors, including us, filed voluntary petitions in the Bankruptcy Court for relief under Chapter 11 of the United States Bankruptcy Code.  GenOn Energy Holdings, we and most of the other Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective.  The remaining Mirant Debtors emerged from bankruptcy on various dates in 2007.  Approximately 461,000 of the shares of GenOn Energy Holdings common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved.  Upon the Merger, those reserved shares converted into a reserve for approximately 1.3 million shares of GenOn common stock.  Under the terms of the Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of GenOn common stock, cash, or both as previously allowed claims, regardless of the price at which the GenOn common stock is trading at the time the claim is resolved.  If the aggregate amount of any such payouts results in the number of reserved shares being insufficient, additional shares of GenOn common stock may be issued to address the shortfall.

ITEM 2.                        MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This section is intended to provide the reader with information that will assist in understanding GenOn Americas Generation’s and GenOn Mid-Atlantic’s interim financial statements, the changes in those financial statements from period to period and the primary factors contributing to those changes.  The following discussion should be read in conjunction with GenOn Americas Generation’s and GenOn Mid-Atlantic’s interim financial statements and their 2011 Annual Report on Form 10-K.  The results of operations by segment (for GenOn Americas Generation) and critical accounting estimates have been omitted from this Item 2 pursuant to the reduced disclosure format permitted by General Instruction H(2) to Form 10-Q.  For discussion on the segments for GenOn Americas Generation, see note 7 to our interim financial statements.

Overview

GenOn Americas Generation is a wholesale generator with approximately 9,279 MW of net electric generating capacity located, in many cases, near major metropolitan load centers in the Eastern PJM and Northeast regions and northern California.  GenOn Mid-Atlantic is a wholesale generator with approximately 5,209 MW of net electric generating capacity located near major metropolitan load centers in the Eastern PJM region.  GenOn Americas Generation provides GenOn Mid-Atlantic with services that consist primarily of dispatching electricity, hedging the price of electricity we expect to generate, selling capacity and procuring and managing fuel and providing logistical support for the operation of the facilities (for example, by procuring transportation for coal and natural gas).  GenOn Americas Generation also operates integrated asset management and proprietary trading operations.  Our customers are principally ISOs, RTOs and investor-owned utilities.

Hedging Activities

We hedge economically a substantial portion of our PJM coal-fired baseload generation and certain of our other generation (for GenOn Americas Generation).  We generally do not hedge our intermediate and peaking units for tenors greater than 12 months.  We hedge economically using products which we expect to be effective to mitigate the price risk of our generation.  However, as a result of market liquidity limitations, our hedges often are not an exact match for the generation being hedged, and we have some risks resulting from price differentials for different delivery points.  In addition, we have risks for implied differences in heat rates when we hedge economically power using natural gas.  Currently, a significant portion of our hedges are financial swap transactions between GenOn Mid-Atlantic and financial counterparties that are senior unsecured obligations of GenOn Mid-Atlantic and the counterparties and do not require either party to post cash collateral for initial margin and, except as described in the next sentence, changes in power or natural gas prices.  Beginning in April 2012, certain agreements entered into by GenOn Mid-Atlantic were amended to provide for the counterparty thereto to post collateral to secure credit exposure above the agreed threshold as a result of changes in power or natural gas prices.  Some of GenOn Mid-Atlantic’s hedges are executed through an affiliate owned by GenOn Americas Generation.  At April 9, 2012, GenOn Americas Generation’s aggregate hedge levels based on expected generation were as follows:

	2012(1)	2013	2014	2015	2016

Power	99%	81%	44%	28%	26%
Fuel	78%	63%	11%	—%	—%

(1)          Percentages represent the period from May through December 2012.

At April 9, 2012, GenOn Mid-Atlantic’s aggregate hedge levels based on expected generation were as follows:

	2012(1)	2013	2014	2015	2016

Power	104%	89%	48%	30%	27%
Fuel	80%	69%	12%	—%	—%

(1)          Percentages represent the period from May through December 2012.

Dodd-Frank Act

The Dodd-Frank Act, which was enacted in July 2010, increases the regulation of transactions involving OTC derivative financial instruments.  The statute provides that standardized swap transactions between dealers and large market participants will have to be cleared and traded on an exchange or electronic platform.  Although the provisions and legislative history of the Dodd-Frank Act provide strong evidence that market participants, such as us, which utilize OTC derivative financial instruments to hedge commercial risks are not to be subject to these clearing and exchange-trading requirements, it is uncertain what the final implementing regulations will provide.  Under the Dodd-Frank Act, entities defined as “swap dealers” and “major swap participants” (SD/MSPs) will face costly requirements for clearing and posting margin, as well as additional requirements for reporting and business conduct.  The Commodity Futures Trading Commission and the United States Securities and Exchange Commission voted in April 2012 to adopt a joint rule further defining the terms “swap dealer” and “major swap participant” among others.  The final entity definition rule was released in late April 2012, and we are currently reviewing the rule to determine the impact, if any, on our commercial activity.  Although we do not expect our commercial activity to result in our designation as an SD/MSP, the “swap dealer” definition in particular is ambiguous in certain respects and the designation as such will be decided by facts and circumstance tests.

Capital Expenditures and Capital Resources

During the three months ended March 31, 2012, GenOn Americas Generation invested $22 million (of which $17 million relates to GenOn Mid-Atlantic) for capital expenditures, excluding capitalized interest paid.  Capital expenditures for the period primarily relate to maintenance capital expenditures and the construction of an ash beneficiation facility.  At March 31, 2012, we have invested $1.592 billion of the $1.674 billion that was budgeted for capital expenditures related to compliance with the Maryland Healthy Air Act.  Provisions in the construction contracts for the scrubbers at our Maryland coal-fired units provide for certain payments to be made after final completion of the projects.  See note 8 to our interim financial statements for further discussion involving the scrubber contract litigation.

The following table details the expected timing of payments for GenOn Americas Generation’s estimated capital expenditures for the remainder of 2012 and 2013:

	April 1, 2012 through December 31, 2012	2013
	(in millions)

Maryland Healthy Air Act	$82	$—
Other environmental	14	19
Maintenance	41	67
Other construction	10	—
Total	$147	$86

The following table details the expected timing of payments for GenOn Mid-Atlantic’s estimated capital expenditures for the remainder of 2012 and 2013:

	April 1, 2012 through December 31, 2012	2013
	(in millions)

Maryland Healthy Air Act	$82	$—
Other environmental	5	3
Maintenance	23	48
Other construction	10	—
Total	$120	$51

We expect that available cash and future cash flows from operations will be sufficient to fund these capital expenditures.  Other environmental capital expenditures set forth above could significantly increase subject to the content and timing of final rules and future market conditions.

We expect industry retirements of coal-fired generating facilities to contribute to a tightening of supply and demand fundamentals and higher prices for the remaining generating facilities will more than offset reduced earnings from our unit retirements.  Consequently, we expect the resulting higher market prices to provide adequate returns on investment in environmental controls necessary to meet promulgated and anticipated requirements.  Accordingly, we expect to invest approximately $373 million to $487 million, including $341 million to $452 million for Chalk Point unit 2 and Dickerson at GenOn Mid-Atlantic and $32 million to $35 million at Kendall, over the next ten years for selective catalytic reduction emissions controls and other major environmental controls to meet certain air and water quality requirements, which we expect to fund from existing sources of liquidity.

Environmental Matters

Federal Rules Regarding CO2.  In April 2012, the EPA proposed a rule under the New Source Performance Standard section of the Clean Air Act that will limit the CO2 emissions from new fossil-fuel-fired boilers, integrated gasification combined cycle units and stationary combined cycle turbine units greater than 25 MWs.  The proposed limit is 1000 pounds of CO2 per MWh, which cannot be achieved by coal-fired units unless technology to capture and store CO2 is installed, which is not commercially available and faces several unresolved legal and regulatory issues.  The proposed rule does not apply to simple cycle combustion turbines or existing units.  Even though this proposed rule has not been finalized, it is applicable from the time it was proposed unless the EPA issues a final rule that is different or the courts or the United States Congress modify it.  We expect the EPA to issue another rule that will require states to develop CO2 standards that would be applicable to existing fossil-fueled generating facilities.

Canal NPDES and SWD Permit.  In August 2008, the EPA renewed the NPDES permit for the Canal generating facility but sought to impose a requirement that the facility install a closed cycle cooling system.  The same permit was concurrently issued by MADEP as a state SWD permit.  We appealed both the NPDES permit and the SWD permit.  In December 2008, the EPA requested a stay to the appeal proceedings, withdrew the provisions related to the closed cycle cooling requirements and re-noticed those provisions for additional public comment.  Rather than grant the stay sought by the EPA, the Environmental Appeals Board has dismissed the appeal without prejudice.  The parallel MADEP proceeding, which had been stayed, also has been dismissed without prejudice.  In the absence of permit renewals, the Canal generating facility will continue to operate under its current NPDES and SWD permits.

Regulatory Matters

State and local regulatory authorities historically have overseen the distribution and sale of electricity at retail to the ultimate end user, as well as the siting, permitting and construction of generating and transmission facilities.

In some markets, state regulators have proposed initiatives to provide long-term contracts for new generating capacity in order, among other things, to reduce future capacity prices in PJM.  In September 2011, the MPSC issued a request for proposal for up to 1,500 MWs of new natural gas-fired generating capacity to be located in the Southwestern Mid-Atlantic Area Council zone of PJM.  The order provided for project submittals in January 2012 and a MPSC hearing, later in January 2012, to determine whether new generating capacity is needed to meet the long-term anticipated demand in Maryland.  We filed comments with the MPSC stating there is no need for additional capacity at this time.  In April 2012, the MPSC ordered the state’s three public utility companies to enter into a contract with CPV Maryland, LLC for the output of a new 661 MW combined cycle facility in the Southwestern Mid-Atlantic Area Council zone of PJM to be constructed and operational by 2015.  The contract will require that the generating facility be bid into the PJM capacity market in a manner consistent with the PJM tariff.  On April 27, 2012, certain companies (not including us) filed in U.S. District Court for Maryland a complaint for declaratory and injunctive relief barring the implementation of the MPSC order.  We expect that the MPSC will continue to seek additional contracts for new generating capacity.  Such contracts could result in reduced future capacity prices and energy prices in PJM.

Commodity Prices and Generation Volumes

The prices for power and natural gas are low compared to several years ago.  The energy gross margin from our baseload coal units is negatively affected by these price levels.  For that portion of the volumes of generation that we have hedged, we are generally unaffected by subsequent changes in commodity prices because our realized gross margin will reflect the contractual prices of our power and fuel contracts.  We continue to add economic hedges to manage the risks associated with volatility in prices and to achieve more predictable realized gross margin.  However, we expect realized gross margin will be lower for 2012 compared with 2011.

We experienced a decrease in power generation volumes during the three months ended March 31, 2012, as compared to the same period in 2011, particularly in GenOn Americas Generation’s Eastern PJM segment (GenOn Mid-Atlantic).  The decrease in generation occurred primarily at our coal-fired facilities and was caused by a combination of unseasonably mild weather and contracting dark spreads resulting from decreasing natural gas prices.  Consequently, we have significant coal inventories at our generating facilities and, in the case of our GenOn Mid-Atlantic facilities, such inventories are at the maximum available storage capacity of such facilities.  As it is impossible for us to take coal at such facilities, we have issued notices of force majeure under the respective coal contracts.  A number of the suppliers dispute our invocation of force majeure.  In our communications with the affected coal suppliers, we have advised them that we expect to take all the coal for which we have contracted, at the contracted prices, as we are able to do so.

Results of Operations

Non-GAAP Performance Measures.  The following discussion includes the non-GAAP financial measures realized gross margin and unrealized gross margin to reflect how we manage our business.  In our discussion of the results, we include the components of realized gross margin, which are energy, contracted and capacity, and realized value of hedges.  Management generally evaluates our operating results excluding the impact of unrealized gains and losses.  When viewed with our GAAP financial results, these non-GAAP financial measures may provide a more complete understanding of factors and trends affecting our business.  Realized gross margin represents our gross margin (excluding depreciation and amortization) less unrealized gains and losses on derivative financial instruments.  Conversely, unrealized gross margin represents our unrealized gains and losses on derivative financial instruments.  None of our derivative financial instruments recorded at fair value is designated as a hedge and changes in their fair values are recognized currently in income as unrealized gains or losses.  As a result, our financial results are, at times, volatile and subject to fluctuations in value primarily because of changes in forward electricity and fuel prices.  Realized gross margin, together with its components energy, contracted and capacity, and realized value of hedges, provide a measure of performance that eliminates the volatility reflected in unrealized gross margin, which is created by significant shifts in market values between periods.

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

GenOn Americas Generation

We reported net income of $46 million and net loss of $18 million during the three months ended March 31, 2012 and 2011, respectively.  The change in net income/loss is detailed as follows:

	Three Months Ended March 31,		Increase/
	2012	2011	(Decrease)
	(in millions)
Gross Margin:
Energy	$(16)	$97	$(113)
Contracted and capacity	85	121	(36)
Realized value of hedges	127	67	60
Total realized gross margin	196	285	(89)
Unrealized gross margin	49	(71)	120
Total gross margin (excluding depreciation and amortization)	245	214	31
Operating Expenses:
Operations and maintenance	82	79	3
Operations and maintenance—affiliate	58	60	(2)
Depreciation and amortization	40	40	—
Total operating expenses	180	179	1
Operating income	65	35	30
Other income (expense), net:
Interest expense, net	(18)	(30)	12
Interest expense, net—affiliate	(1)	—	(1)
Other, net	—	(23)	23
Total other expense, net	(19)	(53)	34
Net income (loss)	$46	$(18)	$64

Realized Gross Margin. Our realized gross margin consists of energy, contracted and capacity and realized value of hedges.  Energy represents gross margin from the generation of electricity, fuel sales and purchases at market prices, fuel handling, steam sales and our proprietary trading and fuel oil management activities.  Contracted and capacity represents gross margin received from capacity sold in ISO and RTO administered capacity markets, through RMR arrangements (which we had at Potrero through February 28, 2011), through PPAs and tolling agreements and from ancillary services.  Realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts and the difference between market prices and contract costs for fuel.  Power hedging contracts include sales of both power and natural gas used to hedge power prices, as well as hedges to capture the incremental value related to the geographic location of our physical assets.

During the three months ended March 31, 2012, our realized gross margin decrease of $89 million was principally a result of the following:

•             a decrease of $113 million in energy primarily as a result of (a) a $61 million decrease primarily resulting from reduced generation volumes as a result of contracting dark spreads, (b) $21 million related to lower of cost or market inventory adjustments, net and (c) a $32 million decrease in our Energy Marketing segment primarily as a result of decreases in proprietary trading and fuel oil management activities; and

•             a decrease of $36 million in contracted and capacity primarily from lower capacity prices in Eastern PJM and the Northeast; partially offset by

•             an increase of $60 million in realized value of hedges, primarily as a result of a $76 million increase in power hedges in Eastern PJM primarily resulting from prices, partially offset by a $9 million decrease in coal hedges in Eastern PJM resulting from prices.

Unrealized Gross Margin.  Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.  Our unrealized gross margin for both periods reflects the following:

•             unrealized gains of $49 million during the three months ended March 31, 2012, which included a $152 million net increase in the value of hedge and proprietary trading contracts for future periods primarily related to decreases in forward power and natural gas prices, offset by decreases in forward coal prices.  The increase was offset by $103 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period; and

•             unrealized losses of $71 million during the three months ended March 31, 2011, which included $67 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period and a $4 million net decrease in the value of hedge and proprietary trading contracts for future periods.  The decrease in value was primarily related to increases in oil prices, offset by decreases in forward power and natural gas prices.

Interest Expense, Net.  Interest expense, net decrease of $12 million related to lower interest expense as a result of repayment in 2011 of GenOn Americas Generation senior unsecured notes.

Other, Net.  Other, net change of $23 million was a result of loss on early extinguishment of debt primarily related to a $16 million premium and a $7 million write-off of unamortized debt issuance costs related to the GenOn North America senior notes that were repaid in 2011.

GenOn Mid-Atlantic

We reported net income of $72 million and $31 million during the three months ended March 31, 2012 and 2011, respectively.  The increase in net income is detailed as follows:

	Three Months Ended March 31,		Increase/
	2012	2011	(Decrease)
	(in millions)
Gross Margin:
Energy	$(15)	$61	$(76)
Contracted and capacity	49	77	(28)
Realized value of hedges	129	63	66
Total realized gross margin	163	201	(38)
Unrealized gross margin	42	(39)	81
Total gross margin (excluding depreciation and amortization)	205	162	43
Operating Expenses:
Operations and maintenance	63	62	1
Operations and maintenance—affiliate	40	40	—
Depreciation and amortization	29	29	—
Total operating expenses	132	131	1
Operating income	73	31	42
Other income (expense), net:
Interest expense, net—affiliate	(1)	—	(1)
Total other expense, net	(1)	—	(1)
Net income	$72	$31	$41

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

During the three months ended March 31, 2012, our realized gross margin decrease of $38 million was principally a result of the following:

•             a decrease of $76 million in energy, primarily as a result of a $55 million decrease in generation volumes as a result of contracting dark spreads and $21 million lower of cost or market inventory adjustments, net; and

•             a decrease of $28 million in contracted and capacity primarily as a result of lower capacity prices; partially offset by

•             an increase of $66 million in realized value of hedges, primarily as a result of a $76 million increase in power hedges primarily resulting from prices, partially offset by a $9 million decrease in coal hedges resulting from prices.

Unrealized Gross Margin.  Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.  Our unrealized gross margin for both periods reflects the following:

•             unrealized gains of $42 million during the three months ended March 31, 2012, which included a $143 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, offset by decreases in coal prices.  The increase was offset by $101 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period; and

•             unrealized losses of $39 million during the three months ended March 31, 2011, which included $54 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period, partially offset by a $15 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices and increases in forward coal prices.

Operating Statistics

The following table summarizes power generation volumes by segment for GenOn Americas Generation:

	Three Months
	Ended March 31,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease) (1)
	(in gigawatt hours)

Eastern PJM:
Baseload	1,232	3,511	(2,279)	(65)%
Intermediate	224	21	203	NM
Peaking	10	14	(4)	(29)%
Total Eastern PJM	1,466	3,546	(2,080)	(59)%

Northeast:
Baseload	342	379	(37)	(10)%
Intermediate	5	20	(15)	(75)%
Total Northeast	347	399	(52)	(13)%

California:
Intermediate	8	11	(3)	(27)%
Total California	8	11	(3)	(27)%

Total	1,821	3,956	(2,135)	(54)%

(1)          NM means not meaningful.

GenOn Mid-Atlantic’s power generation volumes for the three months ended March 31, 2012 were 1,466 gigawatt hours compared to 3,546 gigawatt hours during the same period in 2011.

The total decrease in power generation volumes during the three months ended March 31, 2012, as compared to the same period in 2011, is primarily the result of the following:

Eastern PJM.  The decrease in our baseload generation volumes was primarily as a result of contracting dark spreads caused by milder temperature and lower demand.

Northeast.  The decrease in our baseload and intermediate generation was a result of contracting spark spreads caused by milder temperature and lower demand.

California.  The decrease in our intermediate generation volumes was primarily the result of planned outages.

Financial Condition

Liquidity and Capital Resources

Management thinks that our liquidity position and cash flows from operations will be adequate (a) to fund operating, maintenance and capital expenditures, (b) to fund GenOn Americas Generation’s debt service, (c) to service GenOn Mid-Atlantic’s operating leases and (d) to meet other liquidity requirements.  Management regularly monitors our ability to fund our operating, financing and investing activities.  See note 4 to our interim financial statements for additional discussion of GenOn Americas Generation’s debt.

Sources of Funds and Capital Structure

The principal sources of our liquidity are expected to be:  (a) existing cash on hand and expected cash flows from our operations and the operations of our subsidiaries, (b) at its discretion, letters of credit issued or borrowings made under GenOn’s senior secured revolving credit facility and (c) at its discretion, capital contributions or intercompany loans from GenOn for GenOn Americas Generation or from GenOn North America for GenOn Mid-Atlantic.

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

The table below sets forth total cash and cash equivalents of GenOn Americas Generation and its subsidiaries at March 31, 2012 (in millions):

Cash and Cash Equivalents:
GenOn Americas Generation (excluding GenOn Mid-Atlantic)	$276
GenOn Mid-Atlantic	119
Total cash and cash equivalents	$395

We consider all short-term investments with an original maturity of three months or less to be cash equivalents.  At March 31, 2012, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

GenOn Americas Generation is a holding company.  The chart below is a summary representation of our capital structure and is not a complete corporate organizational chart.

(1)    At March 31, 2012, the present value of lease payments under the GenOn Mid-Atlantic operating leases was $903 million (assuming a 10% discount rate) and the termination value of the GenOn Mid-Atlantic operating leases was $1.3 billion.

Except for existing cash on hand, GenOn Americas Generation is a holding company that is dependent on the distributions and dividends of its subsidiaries for liquidity and, at its discretion, additional capital contributions from GenOn.  A substantial portion of cash from its operations is generated by GenOn Mid-Atlantic.

GenOn Mid-Atlantic’s ability to pay dividends and make distributions is restricted under the terms of its operating leases.  Under the operating leases, GenOn Mid-Atlantic is not permitted to make any distributions and other restricted payments unless:  (a) it satisfies the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) it is projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In the event of a default under the operating leases or if the restricted payments test is not satisfied, GenOn Mid-Atlantic would not be able to distribute cash.  At March 31, 2012, GenOn Mid-Atlantic satisfied the restricted payments test.  GenOn Mid-Atlantic’s ability to satisfy the criteria set by this covenant in the future could be impaired by the factors which negatively affect the performance of its generating facilities, including the interruptions in operations or curtailment of operations to comply with environmental restrictions.

As a result of certain lien restrictions in its lease documentation, GenOn Mid-Atlantic has reserved $165.6 million of cash (which is included in funds on deposit in the consolidated balance sheets) in respect of such liens.  See note 8 to our interim financial statements.

The ability of GenOn Americas Generation to pay its obligations is dependent on the receipt of dividends from GenOn North America and, in turn, GenOn Mid-Atlantic; capital contributions or intercompany loans from GenOn; and its ability to refinance all or a portion of those obligations as they become due.

Uses of Funds

Our requirements for liquidity and capital resources, other than for the day-to-day operation of our generating facilities, are significantly influenced by the following items:  (a) capital expenditures, including capital expenditures to meet environmental regulations, (b) debt service for GenOn Americas Generation, (c) payments under the GenOn Mid-Atlantic operating leases and (d) collateral required for GenOn Americas Generation’s asset management and proprietary trading and fuel oil management activities.

Capital Expenditures.  Our estimated capital expenditures, excluding capitalized interest, for the period April 1, 2012 through December 31, 2013 will be $233 million, including $171 million relating to GenOn Mid-Atlantic.  See “Capital Expenditures and Capital Resources” for further discussion of our capital expenditures.

Cash Collateral and Letters of Credit.  In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide credit support to our counterparties or make deposits with brokers.  In addition, we often are required to provide credit support for various contractual and other obligations incurred in connection with our commercial and operating activities, including obligations in respect of transmission and interconnection access, participation in power pools, rent reserves, power purchases and sales, fuel and emission purchases and sales, construction, equipment purchases and other operating activities.  Credit support includes cash collateral, letters of credit, surety bonds and financial guarantees.  In the event that we default, the counterparty can draw on a letter of credit or surety bond or apply cash collateral held to satisfy the existing amounts outstanding under an open contract.  Our requirements for collateral and, accordingly, liquidity are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility, credit terms with third parties and regulation of energy contracts.

At March 31, 2012, we had $162 million of posted cash collateral and GenOn had $151 million of letters of credit outstanding under its revolving credit facility on our behalf primarily to support our asset management activities, trading activities, rent reserve requirements and other commercial arrangements.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds provided for GenOn Americas Generation:

	March 31, 2012	December 31, 2011
	(in millions)

Cash collateral posted—energy trading and marketing	$104	$118
Cash collateral posted—other operating activities	58	38
Letters of credit—rent reserves(1)	98	101
Letters of credit—energy trading and marketing(1)	42	39
Letters of credit—other operating activities(1)	11	31
Surety bonds	5	6
Total	$318	$333

(1)        Represents letters of credit posted by GenOn for the benefit of GenOn Americas Generation.

Historical Cash Flows

GenOn Americas Generation

Operating Activities.  Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements.  Net cash provided by operating activities decreased $126 million for the three months ended March 31, 2012 compared to the same period in 2011, primarily as a result of the following:

•                  Realized gross margin.  A decrease in cash provided of $64 million in 2012 compared to 2011 (excluding lower of cost or market inventory adjustments of $25 million) primarily due to a $88 million decrease in energy and a $36 million decrease in contracted and capacity, partially offset by a $60 million increase in realized value of hedges.  See “Results of Operations” in Item 2 for additional discussion of our performance in 2012 as compared to the same period in 2011;

•                  Inventories.  An increase in cash used of $102 million primarily related to changes in fuel oil and coal inventory;

•                  Net receivables and accounts payable and accrued liabilities.  A decrease in cash provided of $61 million primarily as a result of an increase in accounts payable due to affiliates in 2011, partially offset by higher volume of settlements of power hedges in 2011 as compared to the same period in 2012; and

•                  Other operating assets and liabilities.  A decrease in cash provided of $24 million related to changes in other operating assets and liabilities.

The decreases in cash provided by and increases in cash used in operating activities were partially offset by the following:

•                  Accounts payable, collateral.  An increase in cash provided of $88 million primarily as a result of $87 million posted by our counterparties in 2012 compared to $1 million returned to our counterparties in 2011;

•                  Funds on deposit.  A decrease in cash used of $26 million primarily as a result of $6 million of additional collateral posted with our counterparties in 2012 compared to $32 million of additional collateral posted in 2011; and

•                  Interest expense.  A decrease in cash used of $11 million primarily as a result of repayment in 2011 of GenOn Americas Generation senior unsecured notes.

Investing Activities.  Net cash provided by/used in investing activities changed by $588 million for the three months ended March 31, 2012, compared to the same period in 2011.  This difference was primarily a result of the following:

•                  Withdrawals from restricted funds on deposit.  A decrease in cash provided of $866 million primarily related to funds received from the GenOn debt financing on December 3, 2010, which were subsequently placed in restricted deposits at December 31, 2010.  The withdrawal of cash was used to repay long-term debt during 2011; partially offset by

•                  Payments into restricted funds on deposit.  A decrease in cash used of $143 million primarily related to funds placed in restricted deposits in 2011 as a result of our scrubber contract litigation and related liens; and

•                  Issuance of notes receivable — affiliate.  An increase in cash provided of $140 million related to the repayment of intercompany debt in 2011.

Financing Activities.  Net cash provided by/used in financing activities changed by $954 million for the three months ended March 31, 2012, compared to the same period in 2011.  This difference was primarily a result of the following:

•                  Repayment of long-term debt.  A decrease in cash used of $866 million primarily related to repayment during 2011 of GenOn North America senior unsecured notes due 2013; and

•                  Distributions to member.  A decrease in cash used of $100 million related to distributions to our member in 2011.

GenOn Mid-Atlantic

Operating Activities.  Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements.  Net cash provided by operating activities decreased $123 million for the three months ended March 31, 2012, compared to the same period in 2011, primarily as a result of the following:

•            Realized gross margin.  A decrease in cash provided of $12 million in 2012 compared to 2011 (excluding lower of cost or market inventory adjustments of $25 million) primarily due to a $55 million decrease in energy and a $28 million decrease in contracted and capacity, partially offset by a $66 million increase in realized value of hedges.  See “Results of Operations” in Item 2 for additional discussion of our performance in 2012 as compared to the same period in 2011;

•            Net receivables and accounts payable and accrued liabilities.  A decrease in cash provided of $70 million primarily as a result of an increase in accounts payable due to affiliates in 2011, partially offset by higher volume of settlements of power hedges in 2011 as compared to the same period in 2012;

•            Inventories.  An increase in cash used of $22 million primarily related to changes in fuel oil and coal inventory; and

•             Other operating assets and liabilities.  A decrease in cash provided of $19 million related to changes in other operating assets and liabilities.

Investing Activities.  Net cash used in investing activities decreased by $145 million for the three months ended March 31, 2012, compared to the same period in 2011.  This difference was primarily a result of a decrease of cash used of $143 million primarily related to funds placed in restricted deposits in 2011 as a result of our scrubber contract litigation and related liens.

Financing Activities.  Net cash used in financing activities decreased by $100 million for the three months ended March 31, 2012, compared to the same period in 2011.  This difference was a result of a decrease in cash used related to distributions to our member in 2011.

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

ITEM 4.                   CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of March 31, 2012.  Based upon this assessment, our management concluded that, as of March 31, 2012, the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred  during the quarter ended March 31, 2012 that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

See note 8 to our interim financial statements.

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

GENON AMERICAS GENERATION, LLC

Date: May 10, 2012	By:	/s/ THOMAS C. LIVENGOOD
Thomas C. Livengood
Senior Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON MID-ATLANTIC, LLC

Date: May 10, 2012	By:	/s/ THOMAS C. LIVENGOOD
Thomas C. Livengood
Senior Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)