Form 10-Q
period 2012-06-30
GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2012-08-09
CIK 1138258, 1140761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Glossary of Certain Defined Terms

ancillary services	services that ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services include regulation service, reserves and voltage support.

Bankruptcy Court	United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division.

baseload generating units	units designed to satisfy minimum baseload requirements of the system and produce electricity at an essentially constant rate and run continuously.

CAISO	California Independent System Operator.

capacity	amount of energy that could have been generated at continuous full-power operation during the period.

CFTC	U.S. Commodity Futures Trading Commission.

Clean Air Act	Federal Clean Air Act.

Clean Water Act	Federal Water Pollution Control Act.

CO2	carbon dioxide.

dark spread	the difference between power prices and the cost to generate electricity with coal.

Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act.

EPA	United States Environmental Protection Agency.

EPC	engineering, procurement and construction.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board.

FERC	Federal Energy Regulatory Commission.

GAAP	United States generally accepted accounting principles.

GenOn	GenOn Energy, Inc. (formerly known as RRI Energy, Inc.) and, except where the context indicates otherwise, its subsidiaries, after giving effect to the Mirant/RRI Merger.

GenOn Americas	GenOn Americas, Inc.

GenOn Americas Generation	GenOn Americas Generation, LLC.

GenOn California North	GenOn California North, LLC.

GenOn Chalk Point	GenOn Chalk Point, LLC.

GenOn credit facilities	senior secured term loan and revolving credit facility of GenOn and certain of its subsidiaries.

GenOn Energy Holdings	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries.

GenOn Energy Management	GenOn Energy Management, LLC.

GenOn Energy Services	GenOn Energy Services, LLC.

GenOn Marsh Landing	GenOn Marsh Landing, LLC.

GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and its subsidiaries, which include the baseload units at two generating facilities under operating leases.

GenOn North America	GenOn North America, LLC.

GenOn Potomac River	GenOn Potomac River, LLC.

intermediate generating units	units designed to satisfy system requirements that are greater than baseload and less than peaking.

ISO	independent system operator.

ISO-NE	Independent System Operator-New England.

LIBOR	London InterBank Offered Rate.

MADEP	Massachusetts’ Department of Environmental Protection.

MDE	Maryland Department of the Environment.

Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries.

Mirant/RRI Merger	the merger completed on December 3, 2010 pursuant to the Mirant/RRI Merger Agreement.

Mirant/RRI Merger Agreement	the agreement by and among Mirant Corporation, RRI Energy, Inc. and RRI Energy Holdings, Inc. dated as of April 11, 2010.

Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries.

MPSC	Maryland Public Service Commission.

MW	megawatt.

MWh	megawatt hour.

NAAQS	National Ambient Air Quality Standards.

net generating capacity	net summer capacity.

NOL	net operating loss.

NOV	notice of violation.

NOx	nitrogen oxides.

NPDES	national pollutant discharge elimination system.

NRG	NRG Energy, Inc.

NRG Merger	the merger contemplated in the NRG Merger Agreement.

NRG Merger Agreement	the agreement by and among NRG Energy, Inc., Plus Merger Corporation and GenOn Energy, Inc. dated as of July 20, 2012.

NYISO	New York Independent System Operator.

NYMEX	New York Mercantile Exchange.

OTC	over-the-counter.

peaking generating units	units designed to satisfy demand requirements during the periods of greatest or peak load on the system.

PEPCO	Potomac Electric Power Company.

PG&E	Pacific Gas & Electric Company.

PJM	PJM Interconnection, LLC.

v

Plan	the plan of reorganization that was approved in conjunction with Mirant Corporation’s, GenOn Americas Generation’s and GenOn Mid-Atlantic’s emergence from bankruptcy protection on January 3, 2006.

PPA	power purchase agreement.

retirement	the unit has been removed from service and is unavailable for service and not expected to return to service in the future.

ROC	Risk Oversight Committee.

RRI Energy	RRI Energy, Inc., which changed its name to GenOn Energy, Inc. in connection with the Mirant/RRI Merger.

RTO	regional transmission organization.

scrubbers	flue gas desulfurization emissions controls.

Securities Act	Securities Act of 1933, as amended.

SO2	sulfur dioxide.

spark spread	the difference between power prices and the cost to generate electricity with natural gas.

Stone & Webster	Stone & Webster, Inc.

SWD	surface water discharge.

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

•                  our ability to borrow additional funds and access capital markets; and

•                  the successful and timely completion of the proposed NRG Merger, which could be materially and adversely affected by, among other things, resolving any litigation brought in connection with the proposed NRG Merger, the timing and terms and conditions of required stockholder, governmental and regulatory approvals, and the ability to maintain relationships with employees, customers or suppliers as well as the ability to integrate the businesses and realize cost savings.

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

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)

Operating revenues (including unrealized gains (losses) of $(94), $(12), $44 and $(107), respectively)	$489	$715	$1,171	$1,253
Operating revenues—affiliate (including unrealized gains (losses) of $26, $(2), $(37) and $8, respectively)	65	2	35	13
Total operating revenues	554	717	1,206	1,266
Cost of fuel, electricity and other products (including unrealized (gains) losses of $39, $(15), $74 and $(29), respectively)	224	138	407	303
Cost of fuel, electricity and other products—affiliate (including unrealized (gains) losses of $0, $0, $(9) and $0, respectively)	229	330	453	500
Total cost of fuel, electricity and other products	453	468	860	803
Gross Margin (excluding depreciation and amortization)	101	249	346	463
Operating Expenses:
Operations and maintenance	59	118	141	197
Operations and maintenance—affiliate	61	59	119	119
Depreciation and amortization	41	42	81	82
Gain on sales of assets, net	(1)	—	(1)	—
Loss on sales of assets, net—affiliate	—	1	—	1
Total operating expenses	160	220	340	399
Operating Income (Loss)	(59)	29	6	64
Other Income (Expense), net:
Interest expense	(18)	(21)	(36)	(51)
Interest expense—affiliate	(2)	—	(3)	—
Other, net	—	—	—	(23)
Total other expense, net	(20)	(21)	(39)	(74)
Net Income (Loss)	$(79)	$8	$(33)	$(10)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2012	December 31, 2011
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$443	$267
Funds on deposit	146	316
Receivables, net	301	288
Receivables, net—affiliate	29	22
Notes receivable—affiliate	168	181
Derivative contract assets	879	977
Derivative contract assets—affiliate	75	44
Inventories	253	257
Prepaid rent and other expenses	104	113
Total current assets	2,398	2,465
Property, plant and equipment, gross	3,949	3,894
Accumulated depreciation and amortization	(1,027)	(960)
Property, Plant and Equipment, net	2,922	2,934
Noncurrent Assets:
Intangible assets, net	27	28
Derivative contract assets	741	731
Derivative contract assets—affiliate	40	29
Prepaid rent	436	386
Other	28	16
Total noncurrent assets	1,272	1,190
Total Assets	$6,592	$6,589
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$5	$4
Accounts payable and accrued liabilities	579	509
Payables, net—affiliate	142	93
Notes payable—affiliate	79	47
Derivative contract liabilities	590	700
Derivative contract liabilities—affiliate	142	76
Other	14	25
Total current liabilities	1,551	1,454
Noncurrent Liabilities:
Long-term debt, net of current portion	859	862
Derivative contract liabilities	150	100
Derivative contract liabilities—affiliate	95	89
Other	105	119
Total noncurrent liabilities	1,209	1,170
Commitments and Contingencies
Member’s Equity:
Member’s interest	3,832	3,965
Total member’s equity	3,832	3,965
Total Liabilities and Member’s Equity	$6,592	$6,589

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(in millions)
Cash Flows from Operating Activities:
Net loss	$(33)	$(10)
Adjustments to reconcile net loss and changes in operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	81	82
(Gain) loss on sales of assets, net	(1)	1
Unrealized losses	58	70
Excess materials and supplies inventory reserve	6	—
Lower of cost or market inventory adjustments	34	1
Loss on early extinguishment of debt	—	23
Reversal of Potomac River settlement obligation	(31)	—
Large scale remediation and settlement costs	(3)	30
Changes in operating assets and liabilities	107	68
Total adjustments	251	275
Net cash provided by operating activities	218	265
Cash Flows from Investing Activities:
Capital expenditures	(151)	(47)
Proceeds from the sales of assets	—	4
Restricted funds on deposit, net	166	723
Issuance of notes receivable—affiliate	13	(147)
Net cash provided by investing activities	28	533
Cash Flows from Financing Activities:
Repayment of long-term debt	(2)	(1,403)
Issuance of notes payable—affiliate	32	26
Capital contributions	—	444
Distributions to member	(100)	(100)
Net cash used in financing activities	(70)	(1,033)
Net Increase (Decrease) in Cash and Cash Equivalents	176	(235)
Cash and Cash Equivalents, beginning of period	267	514
Cash and Cash Equivalents, end of period	$443	$279

Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$35	$59
Cash refunds received for income taxes	$—	$1
Supplemental Disclosure for Non-Cash Financing Activities:
Conversion to equity of notes payable to affiliate	$—	$2

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)

Operating revenues (including unrealized gains (losses) of $(63), $6, $(7) and $(39), respectively)	$8	$45	$135	$44
Operating revenues—affiliate (including unrealized gains (losses) of $(3), $(33), $8 and $(39), respectively)	200	235	393	534
Total operating revenues	208	280	528	578
Cost of fuel, electricity and other products (including unrealized (gains) losses of $0)	3	2	6	9
Cost of fuel, electricity and other products—affiliate (including unrealized (gains) losses of $47, $(15), $72 and $(27), respectively)	150	111	262	240
Total cost of fuel, electricity and other products	153	113	268	249
Gross Margin (excluding depreciation and amortization)	55	167	260	329
Operating Expenses:
Operations and maintenance	39	101	102	163
Operations and maintenance—affiliate	43	42	83	82
Depreciation and amortization	30	30	59	59
Gain on sales of assets, net	(1)	—	(1)	—
Total operating expenses	111	173	243	304
Operating Income (Loss)	(56)	(6)	17	25
Other Expense, net:
Interest expense	(1)	(1)	(1)	(1)
Interest expense—affiliate	(1)	—	(2)	—
Total other expense, net	(2)	(1)	(3)	(1)
Net Income (Loss)	$(58)	$(7)	$14	$24

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2012	December 31, 2011
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$200	$68
Funds on deposit	32	198
Receivables, net	23	25
Receivables, net—affiliate	59	44
Derivative contract assets	245	208
Derivative contract assets—affiliate	139	191
Inventories	149	167
Prepaid rent and other expenses	98	100
Total current assets	945	1,001
Property, plant and equipment, gross	3,104	3,054
Accumulated depreciation and amortization	(667)	(610)
Property, Plant and Equipment, net	2,437	2,444
Noncurrent Assets:
Intangible assets, net	16	16
Derivative contract assets	484	526
Derivative contract assets—affiliate	138	105
Prepaid rent	436	386
Other	2	—
Total noncurrent assets	1,076	1,033
Total Assets	$4,458	$4,478
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$5	$4
Accounts payable and accrued liabilities	195	151
Payables, net—affiliate	40	44
Derivative contract liabilities—affiliate	188	168
Other	14	24
Total current liabilities	442	391
Noncurrent Liabilities:
Long-term debt, net of current portion	11	14
Derivative contract liabilities	2	—
Derivative contract liabilities—affiliate	95	68
Other	67	78
Total noncurrent liabilities	175	160
Commitments and Contingencies
Member’s Equity:
Member’s interest	3,841	3,927
Total member’s equity	3,841	3,927
Total Liabilities and Member’s Equity	$4,458	$4,478

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(in millions)
Cash Flows from Operating Activities:
Net income	$14	$24
Adjustments to reconcile net income and changes in operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	59	59
Gain on sales of assets, net	(1)	—
Unrealized losses	71	51
Excess materials and supplies inventory reserve	4	—
Lower of cost or market inventory adjustments	34	—
Reversal of Potomac River settlement obligation	(31)	—
Large scale remediation and settlement costs	(3)	30
Changes in operating assets and liabilities	55	(25)
Total adjustments	188	115
Net cash provided by operating activities	202	139
Cash Flows from Investing Activities:
Capital expenditures	(134)	(43)
Restricted funds on deposit, net	166	(143)
Net cash provided by (used in) investing activities	32	(186)
Cash Flows from Financing Activities:
Repayment of long-term debt	(2)	(2)
Distributions to member	(100)	(100)
Net cash used in financing activities	(102)	(102)
Net Increase (Decrease) in Cash and Cash Equivalents	132	(149)
Cash and Cash Equivalents, beginning of period	68	202
Cash and Cash Equivalents, end of period	$200	$53

Supplemental Disclosures:
Cash refunds received for income taxes	$—	$1

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

On July 20, 2012, GenOn entered into the NRG Merger Agreement with NRG Energy, Inc. and a direct wholly-owned subsidiary of NRG.  See note 9.

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

At June 30, 2012 and December 31, 2011, substantially all of our subsidiaries are wholly-owned and located in the United States.  We do not consolidate two power generating facilities, which are under operating leases.

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

Funds on Deposit

Funds on deposit are included in current and noncurrent assets in the consolidated balance sheets.  Funds on deposit include the following:

GenOn Americas Generation

	June 30, 2012	December 31, 2011
	(in millions)

Cash collateral posted — energy trading and marketing	$91	$118
Cash collateral posted — other operating activities(1)	62	38
GenOn Mid-Atlantic restricted cash(2)	—	166
Total current and noncurrent funds on deposit	153	322
Less: Current funds on deposit	146	316
Total noncurrent funds on deposit	$7	$6

(1)         Includes $32 million related to the Potomac River obligation under the 2008 agreement with the City of Alexandria.  See note 2.

(2)         Represents cash reserved in respect of interlocutory liens related to the scrubber contract litigation, which was settled in June 2012.  See note 8.

GenOn Mid-Atlantic

	June 30, 2012	December 31, 2011
	(in millions)

Cash collateral posted(1)	$32	$32
GenOn Mid-Atlantic restricted cash(2)	—	166
Total current and noncurrent funds on deposit	32	198
Less: Current funds on deposit	32	198
Total noncurrent funds on deposit	$—	$—

(1)         Represents amount related to the Potomac River obligation under the 2008 agreement with the City of Alexandria.  See note 2.

(2)         Represents cash reserved in respect of interlocutory liens related to the scrubber contract litigation, which was settled in June 2012.  See note 8.

Inventories

Inventories were comprised of the following:

GenOn Americas Generation

	June 30, 2012	December 31, 2011
	(in millions)
Fuel inventory:
Coal	$83	$92
Fuel oil	57	68
Natural gas	—	1
Other	1	3
Materials and supplies(1)	69	74
Purchased emissions allowances	43	19
Total inventories	$253	$257

(1)         Amount is net of an inventory reserve of $6 million and $0 at June 30, 2012 and December 31, 2011, respectively.  See note 2.

GenOn Mid-Atlantic

	June 30, 2012	December 31, 2011
	(in millions)
Fuel inventory:
Coal	$83	$92
Fuel oil	17	20
Other	1	3
Materials and supplies(1)	48	52
Total inventories	$149	$167

(1)         Amount is net of an inventory reserve of $4 million and $0 at June 30, 2012 and December 31, 2011, respectively.  See note 2.

During the three months ended June 30, 2012 and 2011, GenOn Americas Generation recorded $9 million and $1 million, respectively, and during the six months ended June 30, 2012 and 2011, GenOn Americas Generation recorded $34 million and $1 million, respectively, for lower of average cost or market valuation adjustments in cost of fuel, electricity and other products.

During the three months ended June 30, 2012 and 2011, GenOn Mid-Atlantic recorded $9 million and $0, respectively, and during the six months ended June 30, 2012 and 2011, GenOn Mid-Atlantic recorded $34 million and $0, respectively, for lower of average cost or market valuation adjustments in cost of fuel, electricity and other products.

Capitalization of Interest Cost (GenOn Americas Generation)

GenOn Americas Generation incurred the following interest costs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)

Total interest costs	$19	$21	$38	$52
Capitalized and included in property, plant and equipment, net	(1)	—	(2)	(1)
Interest expense	$18	$21	$36	$51

The amounts of capitalized interest above include interest accrued.  During the three and six months ended June 30, 2012 and 2011, cash paid for interest was $37 million and $60 million, respectively, of which $2 million and $1 million, respectively were capitalized.

Guarantees and Indemnifications (GenOn Americas Generation)

GenOn generally conducts its business through various holding companies, including GenOn Americas Generation, and various operating subsidiaries, which enter into contracts as part of their business activities.  In certain instances, the contractual obligations of such subsidiaries are guaranteed by, or otherwise supported by, GenOn or another of its subsidiaries, including by letters of credit issued under the GenOn credit facilities.  At June 30, 2012, $186 million of letters of credit was posted by GenOn for the benefit of GenOn Americas Generation.

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

New Accounting Guidance Not Yet Adopted at June 30, 2012

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

2.                   Expected Retirements of Generating Facilities

Potomac River Generating Facility

During 2011, GenOn Mid-Atlantic entered into an agreement with the City of Alexandria, Virginia to remove permanently from service the Potomac River generating facility.  The agreement, which amends our Project Schedule and Agreement, dated July 2008 with the City of Alexandria, provides for the retirement of the Potomac River generating facility on October 1, 2012, subject to the determination of PJM that the retirement of the facility will not affect reliability and the consent of PEPCO.  PJM made the necessary determination and in June 2012 PEPCO gave its consent.  As a result, the Potomac River generating facility will be retired on October 1, 2012.  Upon retirement of the Potomac River generating facility, all funds in the escrow account ($32 million) established under the July 2008 agreement will be distributed to us, provided, that, if the retirement of the facility occurs after January 1, 2014, $750,000 of such funds will be paid to the City of Alexandria.  We therefore reversed $31 million of the previously recorded obligation under the 2008 agreement with the City of Alexandria as a reduction in operations and maintenance expense during the three months ended June 30, 2012.

Contra Costa Generating Facility

A subsidiary of GenOn Americas Generation entered into an agreement with PG&E in September 2009 for 674 MW at Contra Costa for the period from November 2011 through April 2013.  At the end of the agreement, and subject to any necessary regulatory approvals, we have agreed to retire the Contra Costa facility.

Expenses, Property, Plant and Equipment, and Materials and Supplies Inventory Related to Retirements

In connection with our decision to retire the generating facilities, we evaluated our materials and supplies inventory and determined that we have excess inventory.  GenOn Americas Generation and GenOn Mid-Atlantic established a reserve of $6 million and $4 million, respectively, recorded to operations and maintenance expense during the three months ended March 31, 2012 relating to excess inventory.  We will continue to monitor the inventory balances and could have changes to the reserve in the future.  At June 30, 2012, the aggregate carrying value of property, plant and equipment, net and materials and supplies inventory, net for the generating facilities to be retired was $5 million and $1 million, respectively, for GenOn Americas Generation and $0 and $1 million, respectively, for GenOn Mid-Atlantic.  We expect to incur other costs in the future in connection with the retirements, such as severance and shutdown costs.

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

During the second quarter of 2012, we could no longer assert that physical delivery was probable for the remaining coal agreements for which we had elected the normal purchase exception.  As such, the normal purchase exception was removed, and we recorded the fair value of these contracts on the balance sheet at June 30, 2012 as a net derivative liability of $45 million and immediately recognized that amount in earnings as unrealized losses in cost of fuel, electricity and other products.

If certain criteria are met, a derivative financial instrument may be designated as a fair value hedge or cash flow hedge.  We did not have any derivative financial instruments designated as fair value or cash flow hedges for accounting purposes during the six months ended June 30, 2012 or 2011.

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

GenOn Americas Generation

The following table presents the fair value of GenOn Americas Generation’s derivative financial instruments (including amounts with affiliates):

					Net Derivative
	Derivative Contract Assets		Derivative Contract Liabilities		Contract
	Current	Long-Term	Current	Long-Term	Assets (Liabilities)
	(in millions)
June 30, 2012
Commodity Contracts:
Asset management	$645	$772	$(426)	$(236)	$755
Trading activities	309	9	(306)	(9)	3
Total derivatives	$954	$781	$(732)	$(245)	$758
December 31, 2011
Commodity Contracts:
Asset management	$562	$757	$(314)	$(186)	$819
Trading activities	459	3	(462)	(3)	(3)
Total derivatives	$1,021	$760	$(776)	$(189)	$816

The following table presents the net gains (losses) for derivative financial instruments (including amounts with affiliates) recognized in income in the consolidated statements of operations:

	Three Months Ended June 30,
	2012		2011
Derivatives Not Designated as Hedging Instruments	Operating Revenues	Cost of Fuel, Electricity and Other Products	Operating Revenues	Cost of Fuel, Electricity and Other Products
	(in millions)
Asset Management Commodity Contracts:
Unrealized	$(79)	$(39)	$(25)	$15
Realized(1)(2)	113	(12)	63	(13)
Total asset management	$34	$(51)	$38	$2

Trading Commodity Contracts:
Unrealized	$11	$—	$11	$—
Realized(1)(2)	—	—	(1)	—
Total trading	$11	$—	$10	$—

Total derivatives	$45	$(51)	$48	$2

	Six Months Ended June 30,
	2012		2011
Derivatives Not Designated as Hedging Instruments	Operating Revenues	Cost of Fuel, Electricity and Other Products	Operating Revenues	Cost of Fuel, Electricity and Other Products
	(in millions)
Asset Management Commodity Contracts:
Unrealized	$3	$(65)	$(87)	$29
Realized(1)(2)	256	(28)	131	(24)
Total asset management	$259	$(93)	$44	$5

Trading Commodity Contracts:
Unrealized	$4	$—	$(12)	$—
Realized(1)(2)	(5)	—	5	—
Total trading	$(1)	$—	$(7)	$—

Total derivatives	$258	$(93)	$37	$5

(1)         Represents the total cash settlements of derivative financial instruments during each reporting period (composed of the sum of the quarterly settlements) that existed at the beginning of each respective period.

(2)         Excludes settlement value of fuel contracts classified as inventory.

The following tables present the notional quantity on long (short) positions for derivative financial instruments:

	Notional Volumes at June 30, 2012
Derivative Instruments	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Contracts (in equivalent MWh):
Power(1)	(69)	32	(37)
Natural gas	(2)	3	1
Coal	(1)	17	16

	Notional Volumes at December 31, 2011
Derivative Instruments	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Contracts (in equivalent MWh):
Power(1)	(97)	61	(36)
Natural gas	(9)	10	1
Coal	3	8	11

(1)         Includes MWh equivalent of natural gas transactions used to hedge power economically.

GenOn Mid-Atlantic

The following table presents the fair value of GenOn Mid-Atlantic’s derivative financial instruments:

					Net Derivative
					Contract
	Derivative Contract Assets		Derivative Contract Liabilities		Assets
	Current	Long-Term	Current	Long-Term	(Liabilities)
	(in millions)
June 30, 2012
Commodity Contracts:
Asset management	$245	$484	$—	$(2)	$727
Asset management—affiliate	139	138	(188)	(95)	(6)
Total derivatives	$384	$622	$(188)	$(97)	$721
December 31, 2011
Commodity Contracts:
Asset management	$208	$526	$—	$—	$734
Asset management—affiliate	191	105	(168)	(68)	60
Total derivatives	$399	$631	$(168)	$(68)	$794

The following table presents the net gains (losses) for derivative financial instruments recognized in income in the consolidated statements of operations:

	Three Months Ended June 30,
	2012		2011
Derivatives Not Designated as Hedging Instruments	Operating Revenues	Cost of Fuel, Electricity and Other Products	Operating Revenues	Cost of Fuel, Electricity and Other Products
	(in millions)
Asset Management Commodity Contracts:
Unrealized	$(66)	$(47)	$(27)	$15
Realized(1)(2)	106	(2)	61	—
Total asset management	$40	$(49)	$34	$15

	Six Months Ended June 30,
	2012		2011
Derivatives Not Designated as Hedging Instruments	Operating Revenues	Cost of Fuel, Electricity and Other Products	Operating Revenues	Cost of Fuel, Electricity and Other Products
	(in millions)
Asset Management Commodity Contracts:
Unrealized	$1	$(72)	$(78)	$27
Realized(1)(2)	244	(3)	122	—
Total asset management	$245	$(75)	$44	$27

(1)         Represents the total cash settlements of derivative financial instruments during each reporting period (composed of the sum of the quarterly settlements) that existed at the beginning of each respective period.

(2)         Excludes settlement value of fuel contracts classified as inventory.

The following tables present the notional quantity on long (short) positions for derivative financial instruments:

	Notional Volumes at June 30, 2012
Derivative Instruments	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Contracts (in equivalent MWh):
Power(1)	(49)	12	(37)
Natural gas	—	1	1
Coal	(1)	17	16

	Notional Volumes at December 31, 2011
Derivative Instruments	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Contracts (in equivalent MWh):
Power(1)	(56)	19	(37)
Coal	3	8	11

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

A significant amount of the fair value of our derivative contract assets and liabilities is based on observable quoted prices from exchanges and indicative quoted prices from independent brokers in active markets that regularly facilitate our transactions.  An active market is considered to have transactions with sufficient frequency and volume to provide pricing information on an ongoing basis.  We think that these prices represent the best available information for valuation purposes.  In determining the fair value of derivative contract assets and liabilities, we use third-party market pricing where available.  For transactions classified in Level 1 of the fair value hierarchy, we use the unadjusted published settled prices on the valuation date.  For transactions classified in Level 2 of the fair value hierarchy, we value these transactions using indicative quoted prices from independent brokers or other widely-accepted valuation methodologies.  Transactions are classified in Level 2 if substantially all (greater than 90%) of the fair value can be corroborated using observable market inputs such as transactable broker quotes.  In accordance with the exit price objective under the fair value measurements accounting guidance, the fair value of our derivative contract assets and liabilities is determined based on the net underlying position of the recorded derivative contract assets and liabilities using bid prices for assets and ask prices for liabilities.  The quotes we obtain from brokers are non-binding in nature, but are from brokers that typically transact in the market being quoted and are based on their knowledge of market transactions on the valuation date.  We typically obtain multiple broker quotes as of the valuation date that extend for the tenor of the underlying contracts for each delivery location.  The number of quotes that we can obtain depends on the relative liquidity of the delivery location on the valuation date.  If multiple broker quotes are received for a contract, we use an average of the quoted bid or ask prices.  If only one broker quote is received for a delivery location and it cannot be validated through other external sources, we will assign the quote to a lower level within the fair value hierarchy.  In some instances, we may combine broker quotes for a liquid delivery hub with broker quotes for the price spread between the liquid delivery hub and the delivery location under the contract.  We also may apply interpolation techniques to value monthly strips if broker quotes are only available on a seasonal or annual basis.  We perform validation procedures on the broker quotes at least monthly.  The validation procedures include reviewing the quotes for accuracy and comparing them to our internal price curves.  In certain instances, we may exclude from consideration a broker quote if it is a clear outlier and other quotes are obtained.  At June 30, 2012, we obtained broker quotes for 100% of our delivery locations classified in Level 2 of the fair value hierarchy.

Inactive markets are considered to be those markets with few transactions, noncurrent pricing or prices that vary over time or among market makers.  Our transactions in Level 3 of the fair value hierarchy may involve transactions whereby observable market data, such as broker quotes, are not available for substantially all of the tenor of the contract or we are only able to obtain indicative broker quotes that cannot be corroborated by observable market data.  In such cases, we may apply valuation techniques such as extrapolation and other quantitative methods to determine fair value.  Our techniques for fair value estimation include assumptions for market prices, including market price volatility and the volatility of the spread between multiple market prices.  Proprietary models may also be used to estimate the fair value of derivative contract assets and liabilities that may be structured or otherwise tailored.  The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points.  At June 30, 2012, GenOn Americas Generation’s assets and liabilities classified as Level 3 in the fair value hierarchy represented 4% of its total derivative contract assets and 19% of its total derivative contract liabilities.  At June 30, 2012, GenOn Mid-Atlantic’s assets and liabilities classified as Level 3 in the fair value hierarchy represented 1% of its total derivative contract assets and 51% of its total derivative contract liabilities.

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

Information about Sensitivity to Changes in Significant Unobservable Inputs.  The significant unobservable inputs used in the fair value measure of our commodity instruments categorized within Level 3 of the fair value hierarchy are estimates of future market volatility, estimates of forward congestion power price spreads and estimates of counterparty credit risk and our own non-performance risk.  These assumptions are generally independent of each other.  Volatility curves and power prices spreads are generally based on observable markets where available, or derived from historical prices and forward market prices from similar observable markets when not available.  Increases in the price or volatility of the spread on a long position would result in a higher fair value measurement.  Increases in the price or volatility of the spread on a short position would result in a lower fair value measurement.  A change in the assumption used for the probability of default is accompanied by a directionally similar change in the adjustment to reflect the estimated default risk of counterparties on their contractual obligations, or the estimated risk of default on our own contractual obligations to counterparties.

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

Comprehensive, accurate and timely reporting and monitoring is essential to effectively manage market, credit and operational risks and to protect against large unanticipated losses.  Management has established reporting and monitoring functions, which include daily and weekly reporting, to inform the ROC and GenOn’s Chief Risk Officer of its activities.  The chair of the ROC reports to the Risk and Finance Oversight Committee on a quarterly basis, or more frequently, if events and circumstances dictate.

GenOn Americas Generation

Fair Value of Derivative Instruments and Certain Other Assets.  The fair value measurements of GenOn Americas Generation’s financial assets and liabilities (including amounts with affiliates) by class are as follows:

	June 30, 2012
	Level 1(1)	Level 2(1)(2)	Level 3		Total Fair Value
	(in millions)
Derivative contract assets:
Commodity Contracts
Asset Management:
Power	$175	$1,199	$18		$1,392
Fuel	2	2	21	(3)	25
Total Asset Management	177	1,201	39		1,417
Trading Activities	44	241	33		318
Total derivative contract assets	$221	$1,442	$72		$1,735

Derivative contract liabilities:
Commodity Contracts
Asset Management:
Power	$132	$348	$13		$493
Fuel	7	2	160	(3)	169
Total Asset Management	139	350	173		662
Trading Activities	51	252	12		315
Total derivative contract liabilities	$190	$602	$185		$977

Interest-bearing funds(4)	$472	$—	$—		$472

(1)         Transfers between Level 1 and Level 2 are recognized as of the end of the reporting period.  There were no transfers during the six months ended June 30, 2012.

(2)         Option contracts comprised 1% of GenOn Americas Generation’s net derivative contract assets.

(3)         Primarily relates to coal.

(4)         Represents investments in money market funds and is included in cash and cash equivalents, funds on deposit and other noncurrent assets in the consolidated balance sheet.  Of interest-bearing funds, GenOn Americas Generation had $434 million included in cash and cash equivalents, $32 million included in funds on deposit and $6 million included in other noncurrent assets.

	December 31, 2011
	Level 1(1)	Level 2(1)(2)	Level 3		Total Fair Value
	(in millions)
Derivative contract assets:
Commodity Contracts
Asset Management:
Power	$118	$1,169	$17		$1,304
Fuel	2	—	13	(3)	15
Total Asset Management	120	1,169	30		1,319
Trading Activities	124	302	36		462
Total derivative contract assets	$244	$1,471	$66		$1,781

Derivative contract liabilities:
Commodity Contracts
Asset Management:
Power	$108	$298	$9		$415
Fuel	19	(9)	75	(3)	85
Total Asset Management	127	289	84		500
Trading Activities	142	309	14		465
Total derivative contract liabilities	$269	$598	$98		$965

Interest-bearing funds(4)	$421	$—	$—		$421

(1)         Transfers between Level 1 and Level 2 are recognized as of the end of the reporting period.  There were no significant transfers during 2011.

(2)         Option contracts comprised 1% of GenOn Americas Generation’s net derivative contract assets.

(3)         Primarily relates to coal.

(4)         Represents investments in money market funds and is included in cash and cash equivalents, funds on deposit and other noncurrent assets in the consolidated balance sheet.  Of interest-bearing funds, GenOn Americas Generation had $249 million included in cash and cash equivalents, $166 million included in funds on deposit and $6 million included in other noncurrent assets.

The following is a reconciliation of changes (comprised of the sum of the quarterly changes) in fair value of net commodity derivative contract assets and liabilities (including amounts with affiliates) classified as Level 3 during the six months ended June 30, 2012 and 2011:

	Net Derivatives Contracts (Level 3)
	Asset Management	Trading Activities	Total
	(in millions)

Balance, January 1, 2012 (net asset (liability))	$(54)	$22	$(32)
Total gains (losses) realized/unrealized:
Included in earnings(1)	(112)	21	(91)
Purchases(2)	—	—	—
Issuances(2)	—	—	—
Settlements (3)	32	(22)	10
Transfers into Level 3(4)	—	—	—
Transfers out of Level 3(4)	—	—	—
Balance, June 30, 2012 (net asset (liability))	$(134)	$21	$(113)

Balance, January 1, 2011 (net asset (liability))	$(68)	$2	$(66)
Total gains (losses) realized/unrealized:
Included in earnings(1)	29	4	33
Purchases(2)	—	—	—
Issuances(2)	—	—	—
Settlements(3)	6	(2)	4
Transfers into Level 3(4)	—	—	—
Transfers out of Level 3(4)	—	—	—
Balance, June 30, 2011 (net asset (liability))	$(33)	$4	$(29)

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

The following table presents the amounts included in income related to derivative contract assets and liabilities (including amounts with affiliates) classified as Level 3:

	Three Months Ended June 30,
	2012			2011
	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total
	(in millions)

Gains (losses) included in income	$(33)	$(50)	$(83)	$7	$15	$22
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at June 30	$(31)	$(90)	$(121)	$7	$15	$22

	Six Months Ended June 30,
	2012			2011
	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total
	(in millions)

Gains (losses) included in income	$(4)	$(77)	$(81)	$10	$27	$37
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at June 30	$(3)	$(117)	$(120)	$10	$28	$38

Information about Sensitivity to Changes in Significant Unobservable Inputs.  The following table presents the range of sensitivity of unobservable inputs used in fair value measurements categorized within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements(1)
	Net Fair Value at June 30, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(in millions)

Credit valuation adjustment	$(1)	Internal model	Counterparty credit risk	20% to (20)%(2)
Credit valuation adjustment	$6	Internal model	Own credit risk	20% to (20)%(2)

(1)         Excludes immaterial unobservable inputs related to power transmission congestion products, power swaps and physical gas premiums on transactions.

(2)         Represents the range of the credit default swap spread curves used in the valuation analysis that we think market participants might use when pricing the contracts.

At June 30, 2012, net fair value asset of $25 million for power transactions and net fair value liability of $140 million for fuel transactions classified as Level 3 were priced based on unadjusted indicative broker quotes that cannot be corroborated by observable market data.  Quantitative information is excluded for these fair value measurements.

GenOn Mid-Atlantic

Fair Value of Derivative Instruments and Certain Other Assets.  The fair value measurements of GenOn Mid-Atlantic’s financial assets and liabilities (including amounts with affiliates) by class are as follows:

	June 30, 2012
	Level 1(1)	Level 2(1) (2)	Level 3		Total Fair Value
	(in millions)
Derivative contract assets:
Commodity Contracts
Asset Management:
Power	$70	$928	$—		$998
Fuel	1	1	6	(3)	8
Total derivative contract assets	$71	$929	$6		$1,006

Derivative contract liabilities:
Commodity Contracts
Asset Management:
Power	$26	$112	$—		$138
Fuel	2	1	144	(3)	147
Total derivative contract liabilities	$28	$113	$144		$285

Interest-bearing funds(4)	$231	$—	$—		$231

(1)         Transfers between Level 1 and Level 2 are recognized as of the end of the reporting period.  There were no transfers during the six months ended June 30, 2012.

(2)         Option contracts comprised less than 1% of GenOn Mid-Atlantic’s net derivative contract assets.

(3)         Primarily relates to coal.

(4)         Represents investments in money market funds and is included in cash and cash equivalents and funds on deposit in the consolidated balance sheet.  Of interest-bearing funds, GenOn Mid-Atlantic had $199 million included in cash and cash equivalents and $32 million included in funds on deposit.

	December 31, 2011
	Level 1(1)	Level 2(1) (2)	Level 3		Total Fair Value
	(in millions)
Derivative contract assets:
Commodity Contracts
Asset Management:
Power	$39	$982	$—		$1,021
Fuel	—	—	9	(3)	9
Total derivative contract assets	$39	$982	$9		$1,030

Derivative contract liabilities:
Commodity Contracts
Asset Management:
Power	$29	$131	$1		$161
Fuel	3	—	72	(3)	75
Total derivative contract liabilities	$32	$131	$73		$236

Interest-bearing funds(4)	$230	$—	$—		$230

(1)        Transfers between Level 1 and Level 2 are recognized as of the end of the reporting period.  There were no significant transfers during 2011.

(2)         Option contracts comprised less than 1% of GenOn Mid-Atlantic’s net derivative contract assets.

(3)         Primarily relates to coal.

(4)         Represents investments in money market funds and is included in cash and cash equivalents and funds on deposit in the consolidated balance sheet.  Of interest-bearing funds, GenOn Mid-Atlantic had $64 million included in cash and cash equivalents and $166 million included in funds on deposit.

The following is a reconciliation of changes (comprised of the sum of the quarterly changes) in fair value of net commodity derivative contract assets and liabilities (including amounts with affiliates) classified as Level 3 during the six months ended June 30, 2012 and 2011:

Asset Management
(in millions)

Balance, January 1, 2012 (net asset (liability))	$(64)
Total gains (losses) realized/unrealized:
Included in earnings(1)	(116)
Purchases(2)	—
Issuances(2)	—
Settlements(3)	42
Transfers into Level 3(4)	—
Transfers out of Level 3(4)	—
Balance, June 30, 2012 (net asset (liability))	$(138)

Balance, January 1, 2011 (net asset (liability))	$(69)
Total gains (losses) realized/unrealized:
Included in earnings(1)	25
Purchases(2)	—
Issuances(2)	—
Settlements(3)	7
Transfers into Level 3(4)	—
Transfers out of Level 3(4)	—
Balance, June 30, 2011 (net asset (liability))	$(37)

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

The following table presents the amounts included in income related to derivative contract assets and liabilities (including amounts with affiliates) classified as Level 3:

	Three Months Ended June 30,
	2012			2011
	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total
	(in millions)

Gains (losses) included in income	$—	$(50)	$(50)	$5	$16	$21
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at June 30	$—	$(90)	$(90)	$5	$16	$21

	Six Months Ended June 30,
	2012			2011
	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total
	(in millions)

Gains (losses) included in income	$1	$(75)	$(74)	$5	$28	$33
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at June 30	$—	$(115)	$(115)	$5	$28	$33

Information about Sensitivity to Changes in Significant Unobservable Inputs.  The following table presents the range of sensitivity of unobservable inputs used in fair value measurements categorized within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements(1)
	Net Fair Value at June 30, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(in millions)

Credit valuation adjustment	$4	Internal model	Own credit risk	20% to (20)%(2)

(1)         Excludes immaterial unobservable inputs related to power transmission congestion products, physical gas premiums on transactions and credit valuation adjustment related to counterparty credit risk.

(2)         Represents the range of the credit default swap spread curves used in the valuation analysis that we think market participants might use when pricing the contracts.

At June 30, 2012, net fair value liability of $141 million for fuel transactions classified as Level 3 were priced based on unadjusted indicative broker quotes that cannot be corroborated by observable market data.  Quantitative information is excluded for these fair value measurements.

Counterparty Credit Concentration Risk

We are exposed to the default risk of the counterparties with which we transact.  We manage our credit risk by entering into master netting agreements and requiring most counterparties to post cash collateral or other credit enhancements based on the net exposure and the credit standing of the counterparty.  We also have non-collateralized power hedges entered into by GenOn Mid-Atlantic.  These transactions are senior unsecured obligations of GenOn Mid-Atlantic and the counterparties and have not required either party to post cash collateral for initial margin.  Since April 2012, the counterparties, in some cases, have been required to post cash collateral to secure credit exposure above an agreed threshold as a result of changes in power or natural gas prices.  At June 30, 2012 and December 31, 2011, $171 million and $4 million, respectively, of cash collateral posted to GenOn Americas Generation by counterparties under master netting agreements were included in accounts payable and accrued liabilities in GenOn Americas Generation’s consolidated balance sheets.  Our credit valuation adjustment on derivative contract assets was $20 million and $47 million at June 30, 2012 and December 31, 2011, respectively.

We monitor counterparty credit concentration risk on both an individual basis and a group counterparty basis.  The following tables highlight the credit quality and the balance sheet settlement exposures related to these activities:

GenOn Americas Generation

	June 30, 2012
Credit Rating Equivalent	Gross Exposure Before Collateral(1)	Net Exposure Before Collateral(2)	Collateral(3)	Exposure Net of Collateral	% of Net Exposure
	(dollars in millions)

Clearing and Exchange	$669	$298	$298	$—	—
Investment Grade:
Financial institutions	821	784	168	616	74%
Energy companies	382	176	2	174	21%
Non-investment Grade:
Energy companies	13	7	1	6	1%
No External Ratings:
Internally-rated investment grade	27	26	—	26	3%
Internally-rated non-investment grade	11	11	—	11	1%
Total	$1,923	$1,302	$469	$833	100%

	December 31, 2011
Credit Rating Equivalent	Gross Exposure Before Collateral(1)	Net Exposure Before Collateral(2)	Collateral(3)	Exposure Net of Collateral	% of Net Exposure
	(dollars in millions)

Clearing and Exchange	$710	$217	$217	$—	—
Investment Grade:
Financial institutions	856	814	—	814	82%
Energy companies	369	148	3	145	14%
Non-investment Grade:
Energy companies	7	3	1	2	—
No External Ratings:
Internally-rated investment grade	18	18	—	18	2%
Internally-rated non-investment grade	15	15	—	15	2%
Total	$1,975	$1,215	$221	$994	100%

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

GenOn Americas Generation had credit exposure to two investment grade counterparties at June 30, 2012 and December 31, 2011, each representing an exposure of more than 10% of total credit exposure, net of collateral and totaling $439 million and $664 million at June 30, 2012 and December 31, 2011, respectively.

GenOn Mid-Atlantic

	June 30, 2012
Credit Rating Equivalent	Gross Exposure Before Collateral(1)(4)	Net Exposure Before Collateral(2)	Collateral(3)	Exposure Net of Collateral	% of Net Exposure
	(dollars in millions)
Investment Grade:
Financial institutions	$774	$772	$168	$604	99%
No External Ratings:
Internally-rated non-investment grade	8	8	—	8	1%
Total	$782	$780	$168	$612	100%

	December 31, 2011
Credit Rating Equivalent	Gross Exposure Before Collateral(1)(4)	Net Exposure Before Collateral(2)	Collateral(3)	Exposure Net of Collateral	% of Net Exposure
	(dollars in millions)
Investment Grade:
Financial institutions	$805	$802	$—	$802	98%
Non-investment Grade:
Energy companies	1	1	—	1	—
No External Ratings:
Internally-rated non-investment grade	13	13	—	13	2%
Total	$819	$816	$—	$816	100%

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

GenOn Mid-Atlantic had credit exposure to three and two investment grade counterparties at June 30, 2012 and December 31, 2011, respectively, each representing an exposure of more than 10% of total credit exposure, net of collateral and totaling $512 million and $664 million at June 30, 2012 and December 31, 2011, respectively.

GenOn Americas Generation and GenOn Mid-Atlantic Credit Risk

Our standard industry contracts contain credit-risk-related contingent features such as ratings-related thresholds whereby we would be required to post additional cash collateral or letters of credit as a result of a credit event, including a downgrade.  Additionally, some of our contracts contain adequate assurance language, which is generally subjective in nature that could require us to post additional cash collateral or letters of credit as a result of a credit event, including a downgrade.  However, as a result of our current credit rating, we are typically required to post collateral in the normal course of business to offset either substantially or completely the net liability positions, after applying the terms of master netting agreements.  At June 30, 2012, the fair value of GenOn Americas Generation’s financial instruments with credit-risk-related contingent features in a net liability position was $21 million for which GenOn Americas Generation had posted collateral of $15 million, including cash and letters of credit.  At June 30, 2012, GenOn Mid-Atlantic did not have any financial instruments with credit-risk-related contingent features in a net liability position.

At June 30, 2012 and December 31, 2011, GenOn Americas Generation had $94 million and $64 million, respectively, of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit in the consolidated balance sheets.

Fair Values of Other Financial Instruments (GenOn Americas Generation)

The fair values of certain funds on deposit, receivables, net, receivables, net—affiliate, notes receivable—affiliate, accounts payable and accrued liabilities, payables, net—affiliate and notes payable—affiliate approximate their carrying amounts.

The carrying amounts and fair values of GenOn Americas Generation’s debt are as follows:

	Carrying Amount	Level 1	Level 2(1)	Level 3	Total Fair Value
	(in millions)
June 30, 2012
Liabilities:
Long and short-term debt	$864	$—	$773	$—	$773

December 31, 2011
Liabilities:
Long and short-term debt	$866	$—	$797	$—	$797

(1)         The fair value of long and short-term debt is estimated using broker quotes for instruments that are publicly traded.

4.              Long-Term Debt

Outstanding debt was as follows:

	June 30, 2012			December 31, 2011
	Stated Interest Rate(1)	Long-term	Current	Stated Interest Rate(1)	Long-term	Current
	(in millions, except interest rates)
Bonds and Notes:
GenOn Americas Generation:
Senior unsecured notes, due 2021	8.50%	$450	$—	8.50%	$450	$—
Senior unsecured notes, due 2031	9.125	400	—	9.125	400	—
Unamortized debt discounts		(2)	—		(2)	—
GenOn Mid-Atlantic:
GenOn Chalk Point capital lease, due 2015	8.19	11	5	8.19	14	4
Total		$859	$5		$862	$4

(1)         The stated interest rates are at June 30, 2012 and December 31, 2011, respectively.

5.         Related Party Arrangements and Transactions

Administrative Services Provided by GenOn Energy Services

GenOn Energy Services provides us with various management, personnel and other services directly relating to our facilities.  We reimburse GenOn Energy Services for amounts equal to GenOn Energy Services’ costs of providing such services.  The total costs incurred for these services by GenOn Energy Services have been included in the consolidated statements of operations as follows:

GenOn Americas Generation

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)

Cost of fuel, electricity and other products—affiliate	$2	$3	$4	$5
Operations and maintenance expense—affiliate	36	35	75	67
Total	$38	$38	$79	$72

GenOn Mid-Atlantic

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)

Cost of fuel, electricity and other products—affiliate	$2	$3	$4	$5
Operations and maintenance expense—affiliate	22	20	44	38
Total	$24	$23	$48	$43

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)

GenOn Americas Generation	$31	$32	$56	$65
GenOn Mid-Atlantic	$20	$21	$36	$42

Services Provided by GenOn Energy Management

GenOn Americas Generation

GenOn Energy Management provides services to certain of GenOn’s indirect operating subsidiaries through power, fuel supply and services agreements.  The services include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk.  These transactions are recorded as operating revenues—affiliate and cost of fuel, electricity and other products—affiliate, as appropriate, in the consolidated statements of operations.  Amounts due from and to GenOn’s indirect operating subsidiaries are recorded as receivables, net—affiliate or payables, net—affiliate, as appropriate.  Substantially all energy marketing overhead expenses are allocated to GenOn’s operating subsidiaries.  During the three months ended June 30, 2012 and 2011, GenOn Americas Generation recorded a reduction to operations and maintenance expense—affiliate of $6 million and $8 million, respectively, and during the six months ended June 30, 2012 and 2011, GenOn Americas Generation recorded a reduction to operations and maintenance expense—affiliate of $12 million and $13 million, respectively, related to the allocations of energy marketing overhead expenses to affiliates that are not included in the GenOn Americas Generation consolidated statements of operations.

GenOn Mid-Atlantic

GenOn Mid-Atlantic receives services from GenOn Energy Management which include the bidding and dispatch of the generating units, procurement of fuel and other products and the execution of contracts, including economic hedges, to reduce price risk.  These transactions are recorded as operating revenues—affiliate, cost of fuel, electricity and other products—affiliate and operations and maintenance expense—affiliate, as appropriate, in the consolidated statements of operations.  Amounts due to and from GenOn Energy Management under the power, fuel supply and services agreements are recorded as payables, net—affiliate or receivables, net—affiliate, as appropriate.  Under these agreements, GenOn Energy Management resells GenOn Mid-Atlantic’s energy products in the PJM spot and forward markets and to other third parties.  GenOn Mid-Atlantic is paid the amount received by GenOn Energy Management for such capacity and energy.  GenOn Mid-Atlantic has counterparty credit risk in the event that GenOn Energy Management is unable to collect amounts owed from third parties for the resale of GenOn Mid-Atlantic’s energy products.  Substantially all energy marketing overhead expenses are allocated to GenOn’s operating subsidiaries.  During the three months ended June 30, 2012 and 2011, GenOn Mid-Atlantic incurred $1 million of energy marketing overhead expense.  During the six months ended June 30, 2012 and 2011, GenOn Mid-Atlantic incurred $2 million of energy marketing overhead expense.  These costs are included in operations and maintenance expense—affiliate in GenOn Mid-Atlantic’s consolidated statements of operations.

Intercompany Cash Management Program (GenOn Americas Generation)

In January 2011, GenOn Americas Generation and certain of its subsidiaries began participating in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries were transferred to central concentration accounts to fund working capital and other needs of the respective participants.  The balances under this program are reflected as notes receivable—affiliate and notes payable—affiliate in GenOn Americas Generation’s consolidated balance sheets as appropriate.  The notes are due on demand and accrue interest on the net position, which is payable quarterly, at the short term yield of the Federated Investors Treasury Obligation Fund or such other fund designated by GenOn Energy Holdings.  At June 30, 2012 and December 31, 2011, GenOn Americas Generation had a net current notes receivable from GenOn Energy Holdings of $89 million and $129 million, respectively, related to its intercompany cash management program.  During the three and six months ended June 30, 2012 and 2011, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes.

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

Emissions allowances purchased from GenOn Energy Management that were utilized during the three months ended June 30, 2012 and 2011, were $4 million and $6 million, respectively, and during the six months ended June 30, 2012 and 2011, were $7 million and $14 million, respectively, and are recorded in cost of fuel, electricity and other products—affiliate in GenOn Mid-Atlantic’s consolidated statements of operations.

Proposed NRG Merger

The proposed NRG Merger is expected to affect the allocation of costs for the administrative services currently provided by GenOn Energy Services for both GenOn Americas Generation and GenOn Mid-Atlantic subsequent to completion of the NRG Merger but changes to the allocation of costs compared to historical levels cannot be estimated at this time.  See note 9.

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

If GenOn Americas Generation were to be allocated income taxes attributable to its operations, the pro forma income tax provision (benefit) attributable to income before taxes would be $0 million and $(8) million during the three months ended June 30, 2012 and 2011, respectively, and $0 million and $10 million during the six months ended June 30, 2012 and 2011, respectively.  The pro forma balance of GenOn Americas Generation’s net deferred income taxes is $0 at June 30, 2012.

On July 20, 2012, GenOn entered into the NRG Merger Agreement.  GenOn and its subsidiaries will experience an ownership change under the applicable tax rules as a result of the NRG Merger.  Immediately following the NRG Merger, GenOn and NRG will be members of the same consolidated federal income tax group.  The ability of this consolidated tax group to deduct the pre-NRG Merger NOL carry forwards of GenOn against the post-NRG Merger taxable income of the group will be substantially limited as a result of the ownership change.  Therefore if GenOn Americas Generation were to be allocated income taxes attributable to its operations, its pro forma NOLs would be substantially limited.  See note 9.

GenOn Mid-Atlantic

GenOn Mid-Atlantic and its subsidiaries are limited liability companies and are not subject to United States federal or state income taxes.  As such, GenOn Mid-Atlantic is treated as though it were a branch of GenOn Americas Generation’s parent, GenOn Americas, for income tax purposes, and not as a separate taxpayer.  GenOn Americas and GenOn are directly responsible for income taxes related to GenOn Mid-Atlantic’s operations.  If GenOn Mid-Atlantic were to be allocated income taxes attributable to its operations, the pro forma income tax provision (benefit) attributable to income before taxes would be $(22) million and $(2) million during the three months ended June 30, 2012 and 2011, respectively, and $6 million and $10 million during the six months ended June 30, 2012 and 2011, respectively.  The balance of GenOn Mid-Atlantic’s pro forma deferred income taxes would be a net deferred tax liability of $247 million at June 30, 2012.

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

The Eastern PJM segment consists of four generating facilities located in Maryland and Virginia with total net generating capacity of 5,209 MW.  The Northeast segment consists of four generating facilities located in Massachusetts and New York with total net generating capacity of 2,535 MW.  The California segment consists of two generating facilities located in or near the City of San Francisco, with total net generating capacity of 1,985 MW.  The total net generating capacity for California excludes the Potrero generating facility (362 MW), which was shut down in February 2011.  See note 2 for a discussion of generating facilities that we expect to retire in 2012 and 2013.  The Energy Marketing segment consists of proprietary trading, fuel oil management and natural gas transportation and storage activities.  Other Operations includes parent company adjustments for affiliate transactions of GenOn Americas Generation.  All revenues are generated and long-lived assets are located within the United States.

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

	Eastern PJM		Northeast	California	Energy Marketing	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended June 30, 2012:

Operating revenues(1)	$8		$3	$23	$455	$—	$—	$489
Operating revenues—affiliate(2)	200		25	—	138	—	(298)	65
Total operating revenues	208		28	23	593	—	(298)	554
Cost of fuel, electricity and other products(3)	3		1	—	157	63	—	224
Cost of fuel, electricity and other products—affiliate(4)	150		12	—	428	(63)	(298)	229
Total cost of fuel, electricity and other products	153		13	—	585	—	(298)	453
Gross margin (excluding depreciation and amortization)	55		15	23	8	—	—	101
Operating Expenses:
Operations and maintenance	39	(5)	13	6	—	1	—	59
Operations and maintenance—affiliate	43		10	8	1	(1)	—	61
Depreciation and amortization	30		6	3	—	2	—	41
Gain on sales of assets, net	(1)		—	—	—	—	—	(1)
Total operating expenses	111		29	17	1	2	—	160
Operating income (loss)	$(56)		$(14)	$6	$7	$(2)	$—	$(59)

(1)         Includes unrealized losses of $63 million and $31 million for Eastern PJM and Energy Marketing, respectively.

(2)         Includes unrealized gains (losses) of $(3) million, $(12) million and $41 million for Eastern PJM, Northeast and Energy Marketing, respectively.

(3)         Includes unrealized losses of $39 million for Energy Marketing.

(4)         Includes unrealized (gains) losses of $47 million, $(9) million and $(38) million for Eastern PJM, Northeast and Energy Marketing, respectively.

(5)         Includes $31 million of income related to the reversal of the Potomac River obligation under the 2008 agreement with the City of Alexandria.

	Eastern PJM		Northeast	California	Energy Marketing	Other Operations	Eliminations	Total
	(in millions)
Six Months Ended June 30, 2012:

Operating revenues(1)	$135		$6	$45	$985	$—	$—	$1,171
Operating revenues—affiliate(2)	393		61	—	121	—	(540)	35
Total operating revenues	528		67	45	1,106	—	(540)	1,206
Cost of fuel, electricity and other products(3)	6		2	—	256	143	—	407
Cost of fuel, electricity and other products—affiliate(4)	262		36	—	838	(143)	(540)	453
Total cost of fuel, electricity and other products	268		38	—	1,094	—	(540)	860
Gross margin (excluding depreciation and amortization)	260		29	45	12	—	—	346
Operating Expenses:
Operations and maintenance	102	(5)	22	15	1	1	—	141
Operations and maintenance—affiliate	83		20	16	1	(1)	—	119
Depreciation and amortization	59		12	7	—	3	—	81
Gain on sales of assets, net	(1)		—	—	—	—	—	(1)
Total operating expenses	243		54	38	2	3	—	340
Operating income (loss)	$17		$(25)	$7	$10	$(3)	$—	$6
Total assets at June 30, 2012	$4,458		$452	$138	$2,052	$176	$(684)	$6,592

(1)         Includes unrealized gains (losses) of $(7) million and $51 million for Eastern PJM and Energy Marketing, respectively.

(2)         Includes unrealized gains (losses) of $8 million, $(8) million and $(37) million for Eastern PJM, Northeast and Energy Marketing, respectively.

(3)         Includes unrealized losses of $74 million for Energy Marketing.

(4)         Includes unrealized (gains) losses of $72 million, $(9) million and $(72) million for Eastern PJM, Northeast and Energy Marketing, respectively.

(5)         Includes $31 million of income related to the reversal of the Potomac River obligation under the 2008 agreement with the City of Alexandria.

	Eastern PJM		Northeast	California	Energy Marketing	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended June 30, 2011:

Operating revenues(1)	$45		$4	$22	$644	$—	$—	$715
Operating revenues—affiliate(2)	235		45	—	73	—	(351)	2
Total operating revenues	280		49	22	717	—	(351)	717
Cost of fuel, electricity and other products(3)	2		2	(1)	33	102	—	138
Cost of fuel, electricity and other products—affiliate(4)	111		25	(2)	649	(102)	(351)	330
Total cost of fuel, electricity and other products	113		27	(3)	682	—	(351)	468
Gross margin (excluding depreciation and amortization)	167		22	25	35	—	—	249
Operating Expenses:
Operations and maintenance	101	(5)	11	6	—	—	—	118
Operations and maintenance—affiliate	42		10	9	(2)	—	—	59
Depreciation and amortization	30		6	4	1	1	—	42
Loss on sales of assets, net	—		1	—	—	—	—	1
Total operating expenses	173		28	19	(1)	1	—	220
Operating income (loss)	$(6)		$(6)	$6	$36	$(1)	$—	$29

(1)         Includes unrealized gains (losses) of $6 million and $(18) million for Eastern PJM and Energy Marketing, respectively.

(2)         Includes unrealized gains (losses) of $(33) million, $1 million and $30 million for Eastern PJM, Northeast and Energy Marketing, respectively.

(3)         Includes unrealized gains of $15 million for Energy Marketing.

(4)         Includes unrealized (gains) losses of $(15) million and $15 million for Eastern PJM and Energy Marketing, respectively.

(5)        Includes $30 million of expense for large scale remediation and settlement costs.

	Eastern PJM		Northeast	California	Energy Marketing	Other Operations	Eliminations	Total
	(in millions)
Six Months Ended June 30, 2011:

Operating revenues(1)	$44		$9	$50	$1,150	$—	$—	$1,253
Operating revenues—affiliate(2)	534		84	—	129	—	(734)	13
Total operating revenues	578		93	50	1,279	—	(734)	1,266
Cost of fuel, electricity and other products(3)	9		3	—	47	244	—	303
Cost of fuel, electricity and other products—affiliate(4)	240		52	(2)	1,187	(243)	(734)	500
Total cost of fuel, electricity and other products	249		55	(2)	1,234	1	(734)	803
Gross margin (excluding depreciation and amortization)	329		38	52	45	(1)	—	463
Operating Expenses:
Operations and maintenance	163	(5)	21	12	1	—	—	197
Operations and maintenance—affiliate	82		19	17	1	—	—	119
Depreciation and amortization	59		12	7	1	3	—	82
Loss on sales of assets, net	—		1	—	—	—	—	1
Total operating expenses	304		53	36	3	3	—	399
Operating income (loss)	$25		$(15)	$16	$42	$(4)	$—	$64
Total assets at December 31, 2011	$4,478		$454	$135	$2,012	$177	$(667)	$6,589

(1)         Includes unrealized losses of $39 million and $68 million for Eastern PJM and Energy Marketing, respectively.

(2)         Includes unrealized gains (losses) of $(39) million, $(10) million and $57 million for Eastern PJM, Northeast and Energy Marketing, respectively.

(3)         Includes unrealized gains of $29 million for Energy Marketing.

(4)         Includes unrealized (gains) losses of $(27) million, $(2) million and $29 million for Eastern PJM, Northeast and Energy Marketing, respectively.

(5)         Includes $30 million of expense for large scale remediation and settlement costs.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)

Operating income (loss) for all segments	$(59)	$29	$6	$64
Interest expense	(18)	(21)	(36)	(51)
Interest expense—affiliate	(2)	—	(3)	—
Other, net	—	—	—	(23)
Income (loss) before income taxes	$(79)	$8	$(33)	$(10)

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

Scrubber Contract Litigation

In January 2011, Stone & Webster, the EPC contractor for the scrubber projects at the Chalk Point, Dickerson and Morgantown generating facilities, filed two suits against GenOn Mid-Atlantic and one suit against GenOn Chalk Point (a subsidiary of GenOn Mid-Atlantic) in the United States District Court for the District of Maryland.  Stone & Webster claimed that it had not been paid in accordance with the terms of the EPC agreements for the scrubber projects and sought liens against the properties, which the court granted.  We disputed Stone & Webster’s allegations and in February 2011 filed a related action against Stone &Webster in the United States District Court for the Southern District of New York.  The proceedings in Maryland were stayed pending resolution of the proceeding in New York.

In June 2012, we executed a settlement agreement with Stone & Webster.  Under the terms of the settlement agreement GenOn agreed to pay Stone & Webster $107.1 million in settlement of all outstanding invoices and amounts claimed to be owed by Stone & Webster in connection with the construction of the scrubber projects.  As part of the settlement, Stone & Webster released the $165.6 million in interlocutory liens that had been filed by Stone & Webster on the Chalk Point, Dickerson and Morgantown generating facilities.  As a result of the release of the liens, GenOn Mid-Atlantic released the $165.6 million in reserved cash during June 2012 (previously included as funds on deposit in the consolidated balance sheets).  In connection with the settlement agreement, we dismissed our dispute filed in the United States District Court for the Southern District of New York.

We incurred $1.7 billion in capital expenditures from 2007 to 2012 for compliance with the Maryland Healthy Air Act.

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

Maryland Fly Ash Facilities.  We have three fly ash facilities in Maryland:  Faulkner, Westland and Brandywine.  We dispose of fly ash from our Morgantown and Chalk Point generating facilities at Brandywine.  We dispose of fly ash from our Dickerson generating facility at Westland.  We no longer dispose of fly ash at the Faulkner facility.  As described below, the MDE has sued us regarding Faulkner and Brandywine and threatened to sue regarding Westland.  The MDE also had threatened not to renew the water discharge permits for all three facilities.

Faulkner Litigation.  In May 2008, the MDE sued us in the Circuit Court for Charles County, Maryland alleging violations of Maryland’s water pollution laws at Faulkner.  The MDE contended that the operation of Faulkner had resulted in the discharge of pollutants that exceeded Maryland’s water quality criteria and without the appropriate NPDES permit.  The MDE also alleged that we failed to perform certain sampling and reporting required under an applicable NPDES permit.  The MDE complaint requested that the court (a) prohibit continuation of the alleged unpermitted discharges, (b) require us to cease from further disposal of any coal combustion byproducts at Faulkner and close and cap the existing disposal cells and (c) assess civil penalties.  In July 2008, we filed a motion to dismiss the complaint, arguing that the discharges are permitted by a December 2000 Consent Order.  In January 2011, the MDE dismissed without prejudice its complaint and informed us that it intended to file a similar lawsuit in federal court.  In May 2011, the MDE filed a complaint against us in the United States District Court for the District of Maryland alleging violations at Faulkner of the Clean Water Act and Maryland’s Water Pollution Control Law.  The MDE contends that (a) certain of our water discharges are not authorized by our existing permit and (b) operation of the Faulkner facility has resulted in discharges of pollutants that violate water quality criteria.  The complaint asks the court to, among other things, (a) enjoin further disposal of coal ash;

(b) enjoin discharges that are not authorized by our existing permit; (c) require numerous technical studies; (d) impose civil penalties and (e) award MDE attorneys’ fees.  We dispute the allegations.

Brandywine Litigation.  In April 2010, the MDE filed a complaint against us in the United States District Court for the District of Maryland asserting violations at Brandywine of the Clean Water Act and Maryland’s Water Pollution Control Law.  The MDE contends that the operation of Brandywine has resulted in discharges of pollutants that violate Maryland’s water quality criteria.  The complaint requests that the court, among other things, (a) enjoin further disposal of coal combustion waste at Brandywine, (b) require us to close and cap the existing open disposal cells within one year, (c) impose civil penalties and (d) award MDE attorneys’ fees.  We dispute the allegations.  In September 2010, four environmental advocacy groups became intervening parties in the proceeding.

Threatened Westland Litigation.  In January 2011, the MDE informed us that it intended to sue us for alleged violations at Westland of Maryland’s water pollution laws.  To date, MDE has not sued us regarding our ash disposal.

Permit Renewals.  In March 2011, the MDE tentatively determined to deny our application for the renewal of the water discharge permit for Brandywine, which could result in a significant increase in operating expenses for our Chalk Point and Morgantown generating facilities.  The MDE also had indicated that it was planning to deny our applications for the renewal of the water discharge permits for Faulkner and Westland.  Denial of the renewal of the water discharge permit for the latter facility could result in a significant increase in operating expenses for our Dickerson generating facility.

Stay and Settlement Discussions.  In June 2011, the MDE agreed to stay the litigation related to Faulkner and Brandywine while we pursued settlement of allegations related to the three Maryland ash facilities.  MDE also agreed not to pursue its tentative denial of our application to renew our water discharge permit at Brandywine and agreed not to act on our renewal applications for Faulkner or Westland while we were discussing settlement.  As a condition to obtaining the stay, we agreed in principle to pay a civil penalty of $2.5 million to the MDE if we reach a comprehensive settlement regarding all of the allegations related to the three Maryland ash facilities.  We accrued $1.9 million during 2011 and $0.6 million during the three months ended June 30, 2012 for a total of $2.5 million.  We also developed a technical solution, which includes installing synthetic caps on the closed cells of each of the three ash facilities.  During 2011, we accrued $47 million for the estimated cost of the technical solution.  We have concluded our settlement discussions with the MDE.  We expect to sign a consent decree settling these matters in August 2012.  At this time, we cannot reasonably estimate the upper range of our obligations for remediating the sites for the following reasons: (a) we have not finished assessing each site including identifying the full impacts to both ground and surface water and the impacts to the surrounding habitat; (b) we have not finalized with the MDE the standards to which we must remediate; and (c) we have not identified the technologies required, if any, to meet the mandated remediation standards at each site nor the timing of the design and installation of such technologies.

Brandywine Storm Damage and Ash Recovery.  As a result of Hurricane Irene and Tropical Storm Lee in August and September 2011, an estimated 8,800 cubic yards of coal fly ash stored in one of the cells at the Brandywine ash disposal site flowed onto 18 acres of private property adjacent to the site.  During 2011, we accrued $10 million for the estimated costs to remove and clean up the ash.  We have removed the released ash from the private property and are finalizing the remaining clean-up activities with the MDE and the property owners.  Nearing completion, we have been able to define more narrowly our costs and have therefore adjusted our estimate and reversed $4 million during the three months ended June 30, 2012.  We are pursuing recovery under our insurance policies for our costs to remove and clean up the ash.

Brandywine Filling of Wetlands.  While expanding and installing a liner at the Brandywine ash disposal site, we inadvertently filled wetlands without having all of the requisite permits.  The MDE also has alleged that we violated the notice requirements of our sediment and erosion control plan.  In March 2012, the MDE informed us that it was considering seeking a fine in excess of $100,000 to settle the storm damage and the filling of wetlands without requisite permits.  In July 2012, the MDE filed a complaint in the Circuit Court for Prince George’s County,

Maryland, for civil penalties and injunctive relief related to this matter.  We are currently in settlement discussions with the MDE but have agreed in principle to settle this matter by paying a fine of $300,000.

Ash Disposal Facility Closures.  We are responsible for environmental costs related to the future closures of several ash disposal facilities.  GenOn Americas Generation has accrued the estimated discounted costs ($15 million and $14 million at June 30, 2012 and December 31, 2011, respectively) associated with these environmental liabilities as part of its asset retirement obligations.  GenOn Mid-Atlantic recorded the estimated discounted costs ($12 million at June 30, 2012 and December 31, 2011) associated with these environmental liabilities as part of its asset retirement obligations.  These amounts are exclusive of the $47 million accrual for the technical solution for the three ash facilities in Maryland discussed above.

Chapter 11 Proceedings

In July 2003, and various dates thereafter, the Mirant Debtors, including us, filed voluntary petitions in the Bankruptcy Court for relief under Chapter 11 of the United States Bankruptcy Code.  GenOn Energy Holdings, we and most of the other Mirant Debtors emerged from bankruptcy on January 3, 2006, when the Plan became effective.  The remaining Mirant Debtors emerged from bankruptcy on various dates in 2007.  Approximately 461,000 of the shares of GenOn Energy Holdings common stock to be distributed under the Plan have not yet been distributed and have been reserved for distribution with respect to claims disputed by the Mirant Debtors that have not been resolved.  Upon the Mirant/RRI Merger, those reserved shares converted into a reserve for approximately 1.3 million shares of GenOn common stock.  Under the terms of the Plan, upon the resolution of such a disputed claim, the claimant will receive the same pro rata distributions of GenOn common stock, cash, or both as previously allowed claims, regardless of the price at which the GenOn common stock is trading at the time the claim is resolved.  If the aggregate amount of any such payouts results in the number of reserved shares being insufficient, additional shares of GenOn common stock may be issued to address the shortfall.

9.              Subsequent Event

On July 20, 2012, GenOn entered into the NRG Merger Agreement with NRG Energy, Inc. and a direct wholly-owned subsidiary of NRG.  Upon the terms and subject to the conditions set forth in the NRG Merger Agreement, which has been approved by the boards of directors of GenOn and NRG, a wholly-owned subsidiary of NRG will merge with and into GenOn, with GenOn continuing as the surviving corporation and a wholly owned subsidiary of NRG.

The NRG Merger is intended to qualify as a tax-free reorganization under the IRC, as amended, so that none of GenOn, NRG or any of GenOn’s stockholders generally will recognize any gain or loss in the transaction, except that its stockholders will recognize gain with respect to cash received in lieu of fractional shares of NRG common stock.

Completion of the NRG Merger is contingent upon, among other things, (a) approvals by NRG stockholders of the issuance of NRG common stock in the NRG Merger and the approval and adoption of the amendment to NRG’s certificate of incorporation to allow the size of NRG’s board of directors to be increased to 16 in connection with the closing of the NRG Merger, (b) adoption of the NRG Merger Agreement by GenOn’s stockholders, (c) effectiveness of an NRG registration statement on Form S-4 and approval of the New York Stock Exchange listing for the NRG common stock to be issued in the NRG Merger, (d) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, and (e) receipt of all required regulatory approvals, including approvals from the FERC, the Public Utility Commission of Texas, and the New York Public Service Commission (or the determination by the Public Utility Commission of Texas and the New York Public Service Commission that no approval is required).

GenOn and NRG are also subject to restrictions on their respective ability to solicit alternative acquisition proposals and to provide information to, and engage in discussion with, third parties, except under limited circumstances to permit GenOn’s or NRG’s board of directors to comply with their respective fiduciary duties.  The NRG Merger Agreement contains termination rights for both GenOn and NRG and further provides that, upon termination of the NRG Merger Agreement under specified circumstances, NRG may be required to pay a termination fee of $120 million to GenOn and GenOn may be required to pay NRG a termination fee of $60 million.

We anticipate completing the NRG Merger by the first quarter of 2013.  Prior to the completion of the NRG Merger, we and NRG will continue to operate as independent companies.  Except for specific references to the pending NRG Merger, the disclosures contained in this report on Form 10-Q relate solely to us.  Information concerning the proposed NRG Merger will be included in a joint proxy statement/prospectus contained in the registration statement on Form S-4, which NRG will file with the Securities and Exchange Commission in connection with the NRG Merger.

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

Proposed Merger with NRG.  On July 20, 2012, GenOn entered into the NRG Merger Agreement with NRG Energy, Inc. and a direct wholly-owned subsidiary of NRG.  Upon the terms and subject to the conditions set forth in the NRG Merger Agreement, which has been approved by the boards of directors of GenOn and NRG, a wholly-owned subsidiary of NRG will merge with and into GenOn, with GenOn continuing as the surviving corporation and a wholly owned subsidiary of NRG.

Completion of the NRG Merger is contingent upon, among other things, (a) approvals by NRG stockholders of the issuance of NRG common stock in the NRG Merger and the approval and adoption of the amendment to NRG’s certificate of incorporation to allow the size of NRG’s board of directors to be increased to 16 in connection with the closing of the NRG Merger, (b) adoption of the NRG Merger Agreement by GenOn’s stockholders, (c) effectiveness of an NRG registration statement on Form S-4 and approval of the New York Stock Exchange listing for the NRG common stock to be issued in the NRG Merger, (d) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, and (e) receipt of all required regulatory approvals, including approvals from the FERC, the Public Utility Commission of Texas, and the New York Public Service Commission (or the determination by the Public Utility Commission of Texas and the New York Public Service Commission that no approval is required).

We anticipate completing the NRG Merger by the first quarter of 2013.  Prior to the completion of the NRG Merger, we and NRG will continue to operate as independent companies.  Except for specific references to the pending NRG Merger, the disclosures contained in this report on Form 10-Q relate solely to us.  Information concerning the proposed NRG Merger will be included in a joint proxy statement/prospectus contained in the registration statement on Form S-4, which NRG will file with the Securities and Exchange Commission in connection with the NRG Merger.  See note 9 to our interim financial statements.

Hedging Activities

We hedge economically a substantial portion of our PJM coal-fired baseload generation and certain of our other generation (for GenOn Americas Generation).  We generally do not hedge our intermediate and peaking units for tenors greater than 12 months.  We hedge economically using products which we expect to be effective to mitigate the price risk of our generation.  However, as a result of market liquidity limitations, our hedges often are not an exact match for the generation being hedged, and we have some risks resulting from price differentials for different delivery points.  In addition, we have risks for implied differences in heat rates when we hedge economically power using natural gas.  Currently, a significant portion of our hedges are financial swap transactions between GenOn Mid-Atlantic and financial counterparties that are senior unsecured obligations of GenOn Mid-Atlantic and the counterparties.  Some of GenOn Mid-Atlantic’s hedges are executed through an affiliate owned by GenOn Americas Generation.  At July 9, 2012, GenOn Americas Generation’s aggregate hedge levels based on expected generation for each year were as follows:

	2012(1)	2013	2014	2015	2016

Power	109%	88%	45%	35%	25%
Fuel	90%	57%	13%	—%	—%

(1)         Percentages represent the period from August through December 2012.

At July 9, 2012, GenOn Mid-Atlantic’s aggregate hedge levels based on expected generation for each year were as follows:

	2012(1)	2013	2014	2015	2016

Power	113%	98%	50%	39%	27%
Fuel	92%	62%	14%	—%	—%

(1)         Percentages represent the period from August through December 2012.

Dodd-Frank Act

The Dodd-Frank Act, which was enacted in July 2010, increases the regulation of transactions involving OTC derivative financial instruments.  Under the Dodd-Frank Act, entities defined as “swap dealers” and “major swap participants” will face costly requirements for clearing and posting margin, as well as additional requirements for reporting and business conduct.  The CFTC and the United States Securities and Exchange Commission adopted a joint rule further defining the terms “swap dealer” and “major swap participant” among others.  We are currently reviewing the definitions in the rule to determine the impact, if any, on our commercial activity.  Although we do not expect our commercial activity to result in our designation as a “swap dealer” or “major swap participant,” the “swap dealer” definition in particular is ambiguous in certain respects and the designation as such will be decided by facts and circumstance tests.

In addition, in early July 2012, the “swap” definition and end-user exemption final rules were approved by the CFTC and we expect they will be published in the Federal Register soon.  Once published, the “swap” definition rule will trigger a 60-day clock for enforceability of some Dodd-Frank Act requirements, including spot-month position limits for designated energy, futures and price-linked swaps.  We think ambiguity remains as to electric power ISO/RTO products, including Financial Transmission Rights.  Several ISO’s, including PJM, CAISO, ISO-NE and the NYISO, have filed exemption applications with the CFTC; however, the CFTC has not yet responded to their exemption requests.  The CFTC extended the exemptive relief from certain provisions of the Commodity Exchange Act to December 31, 2012, or until a date the CFTC may otherwise determine with respect to a particular requirement under the Commodity Exchange Act.

Capital Expenditures and Capital Resources

During the six months ended June 30, 2012, GenOn Americas Generation invested $149 million (of which $134 million relates to GenOn Mid-Atlantic) for capital expenditures, excluding capitalized interest paid.  Capital expenditures for the period primarily related to a $107.1 million settlement payment resulting from the scrubber contract litigation, the construction of an ash beneficiation facility and maintenance capital expenditures.  We incurred $1.7 billion in capital expenditures from 2007 to 2012 for compliance with the Maryland Healthy Air Act.  See note 8 to our interim financial statements for further discussion of the scrubber contract litigation settlement.

The following table details the expected timing of payments for GenOn Americas Generation’s estimated capital expenditures for the remainder of 2012 and 2013:

	July 1, 2012 through December 31, 2012	2013
	(in millions)

Maintenance	$36	$63
Environmental	7	21
Construction	4	—
Total	$47	$84

The following table details the expected timing of payments for GenOn Mid-Atlantic’s estimated capital expenditures for the remainder of 2012 and 2013:

	July 1, 2012 through December 31, 2012	2013
	(in millions)

Maintenance	$19	$43
Environmental	2	6
Construction	5	—
Total	$26	$49

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

Environmental Matters

Federal Rules Regarding CO2.  In light of the United States Supreme Court ruling in Massachusetts v. EPA that greenhouse gases fit within the Clean Air Act’s definition of “air pollutant,” the EPA has proposed and promulgated regulations regarding the emission of greenhouse gases.  In September 2009, the EPA issued a rule that requires owners of facilities in many sectors of the economy, including power generation, to report annually to the EPA the quantity and source of greenhouse gas emissions released from those facilities.  In addition to this reporting requirement, the EPA has promulgated several rules that address greenhouse gas emissions.  In December 2009, under a portion of the Clean Air Act that regulates vehicles, the EPA determined that elevated concentrations of greenhouse gases in the atmosphere endanger the public’s health and welfare through their contribution to climate change (Endangerment Finding).  In April 2010, the EPA finalized a rule to regulate greenhouse gases from vehicles beginning in model year 2012 (Vehicle Rule).  In April 2010, the EPA also issued its “Reconsideration of Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs” (Tailoring Rule), which addresses the scope of pollutants subject to certain permitting requirements under the Clean Air Act as well as when such requirements become effective.  The EPA has stated that, because of the vehicle rule, emissions of greenhouse gases from new stationary sources such as power plants and from major modifications to such sources are subject to certain Clean Air Act permitting requirements as of January 2011.  These permitting requirements require such sources to use “best available control technology” to limit their greenhouse gases.  Legal challenges to the Endangerment Finding, the Vehicle Rule and the Tailoring Rule were consolidated and in June 2012, the United States Court of Appeals for the District of Columbia Circuit denied or dismissed the petitions seeking review of these rules.

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

PJM.  In January 2011, New Jersey enacted legislation which requires the New Jersey Board of Public Utilities to implement a Long Term Capacity Agreement Pilot Program providing for new generating capacity in the state. The new generating capacity would be required to participate and be accepted as a capacity resource in the PJM capacity market.  The New Jersey Board of Public Utilities awarded three contracts for new generating capacity as required by the statute.  In May 2012, two of the three projects were accepted as a capacity resource in the 2015/2016 RPM capacity auction, while the third project failed to clear the auction.  Because the law could have a negative effect on capacity prices in PJM in future years, in February 2011, a group of companies filed suit in the U.S. District Court for the District of New Jersey asking the court to declare the New Jersey legislation unconstitutional.  We are not a party to the ongoing proceeding.

In September 2011, the MPSC issued a request for proposal for up to 1,500 MWs of new natural gas-fired generating capacity to be located in the Southwestern Mid-Atlantic Area Council zone of PJM.  The order provided for project submittals and a MPSC hearing in January 2012 to determine whether new generating capacity is needed to meet the long-term anticipated demand in Maryland.  We filed comments with the MPSC stating there is no need for additional capacity at this time.  In April 2012, the MPSC ordered the state’s three public utility companies to enter into a contract with CPV Maryland, LLC for the output of a new 661 MW combined cycle facility in the Southwestern Mid-Atlantic Area Council zone of PJM to be constructed and operational by 2015.  The contract required the generating facility be bid into the PJM capacity market in a manner consistent with the PJM tariff.  CPV Maryland, LLC bid into the PJM capacity market for the 2015/2016 auction year and cleared the auction.  In April 2012, certain companies (not including us) filed in the U.S. District Court for the District of Maryland a complaint for declaratory and injunctive relief barring the implementation of the MPSC order.  There have been petitions for judicial review on the administrative record filed by certain companies (not including us) in various circuit courts in Maryland.  It is possible that the MPSC will continue to seek additional contracts for new generating capacity.  Such contracts could result in reduced future capacity prices and energy prices in PJM.  A number of companies (including us) have publicly indicated that they intend to pursue changes in the PJM auction rules to ensure that future RPM auctions are not adversely affected as a result of such contracting and bidding practices.

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

We experienced a decrease in power generation volumes during the six months ended June 30, 2012, as compared to the same period in 2011, particularly in GenOn Americas Generation’s Eastern PJM segment (GenOn Mid-Atlantic).  The decrease in generation occurred primarily at our coal-fired facilities and was caused by a combination of unseasonably mild weather and contracting dark spreads resulting from decreasing natural gas prices.  Consequently, we have significant coal inventories at our generating facilities, and in the case of our GenOn Mid-Atlantic facilities, such inventories were at the maximum available storage capacity of such facilities.  In April 2012, we issued notices of force majeure under the respective coal contracts as it was impossible for us to take coal at such facilities.  Recently we issued notices to the affected coal suppliers that the force majeure conditions have abated and, accordingly, we expect to resume shipments in accordance with the coal contracts.  A number of the suppliers disputed our invocation of force majeure.  In our communications with the affected coal suppliers, we have advised them that we expect to take all the coal for which we have contracted, at the contracted prices, as we are able to do so.

Capacity Sales

Capacity sales, whether made bilaterally or through periodic auction processes in the ISO and RTO markets in which we participate, provide an important source of predictable revenues for us over the contracted periods.  At

July 9, 2012, total projected contracted capacity and PPA revenues for which prices have been set for the last six months of 2012 and 2013-2016 are $1.3 billion and $1.0 billion for GenOn Americas Generation and GenOn Mid-Atlantic, respectively.

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

GenOn Americas Generation

We reported a net loss of $79 million and net income of $8 million during the three months ended June 30, 2012 and 2011, respectively. The change in net income/loss is detailed as follows:

	Three Months Ended June 30,		Increase/
	2012	2011	(Decrease)
	(in millions)
Gross margin:
Energy	$30	$80	$(50)
Contracted and capacity	90	105	(15)
Realized value of hedges	88	63	25
Total realized gross margin	208	248	(40)
Unrealized gross margin	(107)	1	(108)
Total gross margin (excluding depreciation and amortization)	101	249	(148)
Operating expenses:
Operations and maintenance	59	118	(59)
Operations and maintenance—affiliate	61	59	2
Depreciation and amortization	41	42	(1)
Gain on sales of assets, net	(1)	—	(1)
Loss on sales of assets, net—affiliate	—	1	(1)
Total operating expenses	160	220	(60)
Operating income (loss)	(59)	29	(88)
Other expense, net:
Interest expense, net	(18)	(21)	(3)
Interest expense, net—affiliate	(2)	—	2
Total other expense, net	(20)	(21)	(1)
Net income (loss)	$(79)	$8	$(87)

Realized Gross Margin. For a discussion of realized gross margin, see “Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011—GenOn Americas Generation—Realized Gross Margin.”

During the three months ended June 30, 2012, our realized gross margin decrease of $40 million was principally a result of the following:

•                  $50 million decrease in energy primarily as a result of (a) a $25 million decrease resulting from reduced generation volumes as a result of contracting dark spreads for our coal-fired units, partially offset by an increase in generation volumes for our gas-fired units as a result of expanding spark spreads and (b) a $25 million decrease in our Energy Marketing segment primarily as a result of decreases in income from proprietary trading; and

•             $15 million decrease in contracted and capacity primarily from lower capacity prices in Eastern PJM; partially offset by

•             $25 million increase in realized value of hedges, primarily as a result of a $41 million increase in power hedges resulting from lower prices, partially offset by a $14 million decrease in coal hedges resulting from lower prices.

Unrealized Gross Margin.  Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.  Our unrealized gross margin for both periods reflects the following:

•             unrealized losses of $107 million during the three months ended June 30, 2012, which included $68 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period and a $39 million net decrease in the value of hedge and proprietary trading contracts for future periods.  The decrease in value was primarily related to decreases in forward coal prices and the recognition of certain coal agreements at fair value beginning in May 2012, partially offset by decreases in forward power and natural gas prices in future years; and

•             unrealized gains of $1 million during the three months ended June 30, 2011, which included a $57 million net increase in the value of hedge and proprietary trading contracts for future periods, offset by $56 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period.

Operating Expenses.  Our operating expenses decrease of $60 million was principally a result of the following:

•            $57 million decrease in operations and maintenance expense primarily related to the following:

•            $33 million change in large scale remediation and settlement costs as we accrued $30 million for remediation costs at our Maryland ash facilities in 2011 and reversed a net $3 million in 2012;

•            $31 million reversal of the previously recorded Potomac River obligation under the 2008 agreement with the City of Alexandria; partially offset by

•            $11 million reversal of Montgomery County Carbon levy assessment in 2011, which included $8 million related to the refund received in the third quarter of 2011.

Interest Expense, Net.  Interest expense, net decrease of $3 million related to lower interest expense as a result of repayment in 2011 of GenOn Americas Generation senior unsecured notes.

GenOn Mid-Atlantic

We reported a net loss of $58 million and $7 million during the three months ended June 30, 2012 and 2011, respectively.  The increase in net loss is detailed as follows:

	Three Months Ended June 30,		Increase/
	2012	2011	(Decrease)
	(in millions)
Gross margin:
Energy	$29	$47	$(18)
Contracted and capacity	52	66	(14)
Realized value of hedges	87	66	21
Total realized gross margin	168	179	(11)
Unrealized gross margin	(113)	(12)	(101)
Total gross margin (excluding depreciation and amortization)	55	167	(112)
Operating expenses:
Operations and maintenance	39	101	(62)
Operations and maintenance—affiliate	43	42	1
Depreciation and amortization	30	30	—
Gain on sales of assets, net	(1)	—	(1)
Total operating expenses	111	173	(62)
Operating loss	(56)	(6)	(50)
Other expense, net:
Interest expense, net	(1)	(1)	—
Interest expense, net—affiliate	(1)	—	1
Total other expense, net	(2)	(1)	1
Net loss	$(58)	$(7)	$(51)

Realized Gross Margin.  For a discussion of realized gross margin, see “Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011—GenOn Mid-Atlantic—Realized Gross Margin.”

During the three months ended June 30, 2012, our realized gross margin decrease of $11 million was principally a result of the following:

•                  $18 million decrease in energy, primarily as a result of a decrease in generation volumes for coal-fired units as a result of contracting dark spreads, partially offset by an increase in generation volumes for gas-fired units as a result of expanding spark spreads; and

•             $14 million decrease in contracted and capacity primarily as a result of lower capacity prices; partially offset by

•             $21 million increase in realized value of hedges, primarily as a result of a $35 million increase in power hedges primarily resulting from lower prices, partially offset by a $14 million decrease in coal hedges resulting from lower prices.

Unrealized Gross Margin.  Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.  Our unrealized gross margin for both periods reflects the following:

•             unrealized losses of $113 million during the three months ended June 30, 2012, which included $73 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period and a $40 million net decrease in the value of hedge contracts for future periods.  The decrease in value was primarily related to decreases in forward coal prices and the recognition of certain coal agreements at fair value beginning in May 2012, partially offset by decreases in forward power and natural gas prices in future years; and

•             unrealized losses of $12 million during the three months ended June 30, 2011, which included $60 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period, partially offset by a $48 million net increase in the value of hedge contracts for future periods.  The increase in value primarily related to decreases in forward power and natural gas prices and increases in forward coal prices.

Operating Expenses.  Our operating expenses decrease of $62 million was principally a result of the following:

•            $61 million decrease in operations and maintenance expense primarily related to the following:

•            $33 million change in large scale remediation and settlement costs as we accrued $30 million for remediation costs at our Maryland ash facilities in 2011 and reversed a net $3 million in 2012;

•            $31 million reversal of the previously recorded Potomac River obligation under the 2008 agreement with the City of Alexandria; partially offset by

•            $11 million reversal of Montgomery County Carbon levy assessment in 2011, which included $8 million related to the refund received in the third quarter of 2011.

Operating Statistics

The following table summarizes power generation volumes by segment for GenOn Americas Generation:

	Three Months Ended June 30,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)(1)
	(in gigawatt hours)

Eastern PJM:
Baseload	1,374	2,612	(1,238)	(47)%
Intermediate	1,366	242	1,124	NM
Peaking	45	29	16	55%
Total Eastern PJM	2,785	2,883	(98)	(3)%

Northeast:
Baseload	347	374	(27)	(7)%
Intermediate	30	47	(17)	(36)%
Peaking	1	1	—	0%
Total Northeast	378	422	(44)	(10)%

California:
Intermediate	38	41	(3)	(7)%
Total California	38	41	(3)	(7)%

Total	3,201	3,346	(145)	(4)%

(1)        NM means not meaningful.

GenOn Mid-Atlantic’s power generation volumes for the three months ended June 30, 2012 were 2,785 gigawatt hours compared to 2,883 gigawatt hours during the same period in 2011.

The total decrease in power generation volumes during the three months ended June 30, 2012, as compared to the same period in 2011, is explained by segment below.

Eastern PJM.  The net decrease in generation volumes results from a decrease in our baseload generation volumes primarily as a result of contracting dark spreads for coal-fired unites, offset in part by an increase in our intermediate generation volumes for gas-fired units primarily as a result of expanding spreads.

Northeast.  The decrease in generation volumes was primarily as a result of an outage at one of our generating facilities.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

GenOn Americas Generation

We reported a net loss of $33 million and $10 million during the six months ended June 30, 2012 and 2011, respectively.  The increase in net loss is detailed as follows:

	Six Months Ended June 30,		Increase/
	2012	2011	(Decrease)
	(in millions)
Gross margin:
Energy	$14	$177	$(163)
Contracted and capacity	175	226	(51)
Realized value of hedges	215	130	85
Total realized gross margin	404	533	(129)
Unrealized gross margin	(58)	(70)	12
Total gross margin (excluding depreciation and amortization)	346	463	(117)
Operating expenses:
Operations and maintenance	141	197	(56)
Operations and maintenance—affiliate	119	119	—
Depreciation and amortization	81	82	(1)
Gain on sales of assets, net	(1)	—	(1)
Loss on sales of assets, net—affiliate	—	1	(1)
Total operating expenses	340	399	(59)
Operating income	6	64	(58)
Other expense, net:
Interest expense, net	(36)	(51)	(15)
Interest expense, net—affiliate	(3)	—	3
Other, net	—	(23)	(23)
Total other expense, net	(39)	(74)	(35)
Net loss	$(33)	$(10)	$(23)

Realized Gross Margin.  Our realized gross margin consists of energy, contracted and capacity and realized value of hedges.  Energy represents gross margin from the generation of electricity, fuel sales and purchases at market prices, fuel handling, steam sales and our proprietary trading and fuel oil management activities.  Contracted and capacity represents gross margin received from capacity sold in ISO and RTO administered capacity markets, reliability-must-run arrangements (which we had at Potrero through February 2011), PPAs and tolling agreements, and ancillary services.  Realized value of hedges represents the actual margin upon the settlement of our power and fuel hedging contracts and the difference between market prices and contract costs for fuel.  Power hedging contracts include sales of both power and natural gas used to hedge power prices, as well as hedges to capture the incremental value related to the geographic location of our physical assets.

During the six months ended June 30, 2012, our realized gross margin decrease of $129 million was principally a result of the following:

•             $163 million decrease in energy primarily as a result of (a) a $87 million decrease resulting from reduced generation volumes as a result of contracting dark spreads for our coal-fired units, partially offset by an increase in generation volumes for our gas-fired units as a result of expanding spark spreads, (b) $20 million increase in lower of cost or market inventory adjustments, net and (c) a $57 million decrease in our Energy Marketing segment primarily as a result of decreases in income from proprietary trading and fuel oil management activities; and

•             $51 million decrease in contracted and capacity primarily from lower capacity prices in Eastern PJM; partially offset by

•             $85 million increase in realized value of hedges, primarily as a result of a $114 million increase in power hedges resulting from lower prices, partially offset by a $23 million decrease in coal hedges resulting from lower prices.

Unrealized Gross Margin.  Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.  Our unrealized gross margin for both periods reflects the following:

•             unrealized losses of $58 million during the six months ended June 30, 2012, which included $171 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period.  The decrease was offset by a $113 million net increase in the value of hedge and proprietary trading contracts for future periods primarily related to decreases in forward power and natural gas prices, offset by decreases in forward coal prices; and

•             unrealized losses of $70 million during the six months ended June 30, 2011, which included $123 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period, offset by a $53 million net increase in the value of hedge and proprietary trading contracts for future periods.  The increase in value was primarily related to decreases in forward power and natural gas prices and increases in forward coal prices.

Operating Expenses.  Our operating expenses decrease of $59 million was principally a result of the following:

•                  $56 million decrease in operations and maintenance expense primarily related to the following:

•            $33 million change in large scale remediation and settlement costs as we accrued $30 million for remediation costs at our Maryland ash facilities in 2011 and reversed a net $3 million in 2012; and

•            $31 million reversal of the previously recorded Potomac River obligation under the 2008 agreement with the City of Alexandria; partially offset by

•            $8 million reversal of Montgomery County Carbon levy assessment recorded in 2011, which included $8 million related to the refund received in the third quarter of 2011.

Interest Expense, Net.  Interest expense, net decrease of $15 million related to lower interest expense as a result of repayment in 2011 of GenOn Americas Generation senior unsecured notes.

Other, Net.  Other, net change of $23 million was a result of loss on early extinguishment of debt primarily related to a $16 million premium and a $7 million write-off of unamortized debt issuance costs related to the GenOn North America senior notes that were repaid in 2011.

GenOn Mid-Atlantic

We reported net income of $14 million and $24 million during the six months ended June 30, 2012 and 2011, respectively. The decrease in net income is detailed as follows:

	Six Months Ended June 30,		Increase/
	2012	2011	(Decrease)
	(in millions)
Gross margin:
Energy	$14	$108	$(94)
Contracted and capacity	101	143	(42)
Realized value of hedges	216	129	87
Total realized gross margin	331	380	(49)
Unrealized gross margin	(71)	(51)	(20)
Total gross margin (excluding depreciation and amortization)	260	329	(69)
Operating expenses:
Operations and maintenance	102	163	(61)
Operations and maintenance—affiliate	83	82	1
Depreciation and amortization	59	59	—
Gain on sales of assets, net	(1)	—	(1)
Total operating expenses	243	304	(61)
Operating income	17	25	(8)
Other expense, net:
Interest expense, net	(1)	(1)	—
Interest expense, net—affiliate	(2)	—	2
Total other expense, net	(3)	(1)	2
Net income	$14	$24	$(10)

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

During the six months ended June 30, 2012, our realized gross margin decrease of $49 million was principally a result of the following:

•             $94 million decrease in energy primarily as a result of (a) a $74 million decrease resulting from reduced generation volumes as a result of contracting dark spreads for our coal-fired units, partially offset by an increase in generation volumes for our gas-fired units as a result of expanding spark spreads and (b) $20 million increase in lower of cost or market inventory adjustments, net; and

•             $42 million decrease in contracted and capacity primarily as a result of lower capacity prices; partially offset by

•             $87 million increase in realized value of hedges, primarily as a result of a $111 million increase in power hedges primarily resulting from lower prices, partially offset by a $23 million decrease in coal hedges resulting from lower prices.

Unrealized Gross Margin.  Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.  Our unrealized gross margin for both periods reflects the following:

•             unrealized losses of $71 million during the six months ended June 30, 2012, which included $174 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period.  The decrease was offset by a $103 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, offset by decreases in coal prices; and

•             unrealized losses of $51 million during the six months ended June 30, 2011, which included $114 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period, offset by a $63 million net increase in the value of hedge contracts for future periods.  The increase in value was primarily related to decreases in forward power and natural gas prices and increases in forward coal prices.

Operating Expenses.  Our operating expenses decrease of $61 million was principally a result of the following:

•                  $60 million decrease in operations and maintenance expense primarily related to the following:

•            $33 million change in large scale remediation and settlement costs as we accrued $30 million for remediation costs at our Maryland ash facilities in 2011 and reversed a net $3 million in 2012; and

•            $31 million reversal of the previously recorded Potomac River obligation under the 2008 agreement with the City of Alexandria; partially offset by

•            $8 million reversal of Montgomery County Carbon levy assessment recorded in 2011, which included $8 million related to the refund received in the third quarter of 2011.

Operating Statistics

The following table summarizes power generation volumes by segment for GenOn Americas Generation:

	Six Months Ended June 30,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)(1)
	(in gigawatt hours)

Eastern PJM:
Baseload	2,606	6,123	(3,517)	(57)%
Intermediate	1,590	263	1,327	NM
Peaking	55	43	12	28%
Total Eastern PJM	4,251	6,429	(2,178)	(34)%

Northeast:
Baseload	689	753	(64)	(8)%
Intermediate	35	67	(32)	(48)%
Peaking	1	1	—	0%
Total Northeast	725	821	(96)	(12)%

California:
Intermediate	46	52	(6)	(12)%
Total California	46	52	(6)	(12)%

Total	5,022	7,302	(2,280)	(31)%

(1)         NM means not meaningful.

GenOn Mid-Atlantic’s power generation volumes for the six months ended June 30, 2012 were 4,251 gigawatt hours compared to 6,429 gigawatt hours during the same period in 2011.

The total decrease in power generation volumes during the six months ended June 30, 2012, as compared to the same period in 2011, is explained by segment below.

Eastern PJM.  The net decrease in generation volumes results from a decrease in our baseload generation volumes primarily as a result of contracting dark spreads for coal-fired unites, offset in part by an increase in our intermediate generation volumes for gas-fired units primarily as a result of expanding spreads.

Northeast.  The decrease in generation volumes was primarily as a result of an outage at one of our generating facilities.

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

The table below sets forth total cash and cash equivalents of GenOn Americas Generation and its subsidiaries at June 30, 2012 (in millions):

Cash and Cash Equivalents:
GenOn Americas Generation (excluding GenOn Mid-Atlantic)	$243
GenOn Mid-Atlantic	200
Total cash and cash equivalents(1)	$443

(1)         We have $354 million of collateral deposits from counterparties (including brokers), which are included in accounts payable and accrued liabilities.

We consider all short-term investments with an original maturity of three months or less to be cash equivalents.  At June 30, 2012, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

GenOn Americas Generation is a holding company.  The chart below is a summary representation of our capital structure and is not a complete corporate organizational chart.

(1)    At June 30, 2012, the present value of lease payments under the GenOn Mid-Atlantic operating leases was $826 million (assuming a 10% discount rate) and the termination value of the GenOn Mid-Atlantic operating leases was $1.2 billion.

Except for existing cash on hand, GenOn Americas Generation is a holding company that is dependent on the distributions and dividends of its subsidiaries for liquidity and, at its discretion, additional capital contributions from GenOn.  A substantial portion of cash from its operations is generated by GenOn Mid-Atlantic.

GenOn Mid-Atlantic’s ability to pay dividends and make distributions is restricted under the terms of its operating leases.  Under the operating leases, GenOn Mid-Atlantic is not permitted to make any distributions and other restricted payments unless:  (a) it satisfies the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) it is projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In the event of a default under the operating leases or if the restricted payments test is not satisfied, GenOn Mid-Atlantic would not be able to distribute cash.  At June 30, 2012, GenOn Mid-Atlantic satisfied the restricted payments test.  GenOn Mid-Atlantic’s ability to satisfy the criteria set by this covenant in the future could be impaired by the factors which negatively affect the performance of its generating facilities, including the interruptions in operations or curtailment of operations to comply with environmental restrictions.

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

Capital Expenditures.  Our estimated capital expenditures, excluding capitalized interest, for the period July 1, 2012 through December 31, 2013 will be $131 million, including $75 million relating to GenOn Mid-Atlantic.  See “Capital Expenditures and Capital Resources” for further discussion of our capital expenditures.

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

At June 30, 2012, we had $153 million of posted cash collateral and GenOn had $186 million of letters of credit outstanding under its revolving credit facility on our behalf primarily to support our asset management activities, trading activities, rent reserve requirements and other commercial arrangements.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds provided for GenOn Americas Generation:

	June 30, 2012	December 31, 2011
	(in millions)

Cash collateral posted—energy trading and marketing	$91	$118
Cash collateral posted—other operating activities	62	38
Letters of credit—rent reserves(1)	135	101
Letters of credit—energy trading and marketing(1)	41	39
Letters of credit—other operating activities(1)	10	31
Surety bonds	6	6
Total	$345	$333

(1)         Represents letters of credit posted by GenOn for the benefit of GenOn Americas Generation.

Historical Cash Flows

GenOn Americas Generation

	Six Months Ended June 30,		Increase/
	2012	2011	(Decrease)
	(in millions)

Net cash provided by operating activities	$218	$265	$(47)
Net cash provided by investing activities	28	533	(505)
Net cash used in financing activities	(70)	(1,033)	963

Operating Activities.  Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements.  Net cash provided by operating activities before changes in operating assets and liabilities decreased $86 million for the six months ended June 30, 2012, compared to the same period in 2011, primarily resulting from lower net income, adjusted for non-cash items, in 2012.  Changes in our cash flows from operating activities before changes in operating assets and liabilities were generally consistent with changes in our results of operations, adjusted for non-cash items.  See “Results of Operations” for additional information related to our performance in 2012 as compared to the same period in 2011.

Operating assets and liabilities increased cash by $39 million primarily as a result of the following:

•                  Accounts payable, collateral.  An increase in cash provided of $223 million as a result of $225 million posted by our counterparties in 2012 compared to $2 million posted by our counterparties in 2011 primarily resulting from a contract modification in April 2012 to require a counterparty to post cash collateral to secure credit exposure above an agreed threshold as a result of changes in power or natural gas prices;  and

•                  Funds on deposit.  An increase in cash provided of $123 million primarily as a result of $3 million of additional collateral returned from our counterparties in 2012 compared to $120 million of additional collateral posted in 2011.

The increases in cash provided by operating activities were partially offset by the following:

•                  Net receivables and accounts payable and accrued liabilities.  A decrease in cash provided of $185 million primarily as a result of an increase in accounts payable due to affiliates in 2011; and

•                  Inventories.  An increase in cash used of $91 million primarily related to changes in fuel oil and coal inventory and purchased emissions allowances; and

•                  Taxes other than income taxes.  An increase in cash used of $16 million primarily as a result of property tax payments.

Investing Activities.  Net cash provided by investing activities decreased by $505 million for the six months ended June 30, 2012, compared to the same period in 2011.  This difference was primarily a result of the following:

•                  Restricted funds on deposit—debt financing.  A decrease in cash provided of $866 million primarily related to funds received from the GenOn debt financing on December 3, 2010, which were subsequently placed in restricted deposits at December 31, 2010 and withdrawn to repay long-term debt during 2011; and

•                  Capital expenditures.  An increase in cash used of $104 million primarily related to a $107.1 million payment in connection with the scrubber contract litigation settlement in 2012.

The decreases in cash provided by and increases in cash used in investing activities were partially offset by the following:

•                  Restricted funds on deposit—liens under scrubber contract litigation.  A change in cash of $309 million primarily related to $143 million of funds placed in restricted deposits in 2011 as a result of the scrubber contract litigation and related liens and $165.6 million of those same liens released in 2012 in connection with the settlement; and

•                  Issuance of notes receivable—affiliate.  An increase in cash provided of $160 million related to the repayment of intercompany debt in 2011.

Financing Activities.  Net cash used in financing activities decreased by $963 million for the six months ended June 30, 2012, compared to the same period in 2011.  This difference was primarily a result of the following:

•                  Repayment of long-term debt.  A decrease in cash used of $1.4 billion primarily related to repayment during 2011 of GenOn Americas Generation senior unsecured notes and GenOn North America senior unsecured notes; partially offset by

•                  Capital Contributions.  A decrease in cash provided of $444 million related to contributions made by our member in 2011.

GenOn Mid-Atlantic

	Six Months Ended June 30,		Increase/
	2012	2011	(Decrease)
	(in millions)

Net cash provided by operating activities	$202	$139	$63
Net cash provided by (used in) investing activities	32	(186)	218
Net cash used in financing activities	(102)	(102)	—

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements.  Net cash provided by operating activities before changes in operating assets and liabilities decreased $17 million for the six months ended June 30, 2012, compared to the same period in 2011.  Changes in our cash flows from operating activities before changes in operating assets and liabilities were generally consistent with changes in our results of operations, adjusted for non-cash items.  See “Results of Operations” for additional information related to our performance in 2012 as compared to the same period in 2011.

Operating assets and liabilities increased cash by $80 million primarily as a result of the following:

•            Accounts payable, collateral.  An increase in cash provided of $168 million posted by our counterparties in 2012 primarily resulting from a contract modification in April 2012 to require a counterparty to post cash collateral to secure credit exposure above an agreed threshold as a result of changes in power or natural gas prices; partially offset by

•            Net receivables and accounts payable and accrued liabilities.  A decrease in cash provided of $73 million primarily as a result of an increase in accounts receivables due from affiliates in 2012 and an increase in accounts payable due to affiliates in 2011; and

•            Taxes other than income taxes.  An increase in cash used of $16 million primarily as a result of property tax payments.

Investing Activities.  Net cash provided by/used in investing activities changed by $218 million for the six months ended June 30, 2012, compared to the same period in 2011.  This difference was primarily a result of the following:

•            Restricted funds on deposit—liens under scrubber contract litigation.  A change in cash of $309 million primarily related to $143 million of funds placed in restricted deposits in 2011 as a result of the scrubber contract litigation and related liens and $165.6 million of those same liens released in 2012 in connection with the settlement; partially offset by

•            Capital expenditures.  An increase in cash used of $91 million primarily related to a $107.1 million payment in connection with the scrubber contract litigation settlement in 2012.

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

ITEM 4.                   CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of June 30, 2012.  Based upon this assessment, our management concluded that, as of June 30, 2012, the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.                   LEGAL PROCEEDINGS

See note 8 to our interim financial statements.

ITEM 1A.          RISK FACTORS

We will be subject to various uncertainties and contractual restrictions while the NRG Merger is pending that could adversely affect our financial results.

Uncertainty about the effect of the NRG Merger on employees, customers, suppliers and others may have an adverse effect on our business.  These uncertainties may impair our ability to attract, retain and motivate key personnel until the NRG Merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with us to seek to change existing business relationships.

Employee retention and recruitment may be particularly challenging prior to the completion of the NRG Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company.

The pursuit of the NRG Merger and the preparation for the integration of the companies may place a significant burden on our management and internal resources.  Any significant diversion of management attention away from ongoing business and any difficulties encountered in the NRG Merger integration process could adversely affect our business, results of operations and financial condition.

In addition, the NRG Merger Agreement restricts us, without NRG’s consent, from making certain acquisitions and dispositions and taking other specified actions.  These restrictions may prevent us from pursuing attractive business opportunities and making other changes to our business prior to completion of the NRG Merger or termination of the NRG Merger Agreement.

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

GENON AMERICAS GENERATION, LLC

Date: August 9, 2012	By:	/s/ THOMAS C. LIVENGOOD
Thomas C. Livengood
Senior Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON MID-ATLANTIC, LLC

Date: August 9, 2012	By:	/s/ THOMAS C. LIVENGOOD
Thomas C. Livengood
Senior Vice President and Controller
(Duly Authorized Officer and Principal Accounting Officer)