Form 10-Q
period 2012-09-30
GENON MID-ATLANTIC, LLC; GENON AMERICAS GENERATION LLC
filed 2012-11-09
CIK 1138258, 1140761

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Glossary of Certain Defined Terms

ancillary services	services that ensure reliability and support the transmission of electricity from generation sites to customer loads. Such services include regulation service, reserves and voltage support.

Bankruptcy Court	United States Bankruptcy Court for the Northern District of Texas, Fort Worth Division.

baseload generating units	units designed to satisfy minimum baseload requirements of the system, produce electricity at an essentially constant rate and run continuously.

CAIR	Clean Air Interstate Rule.

CAISO	California Independent System Operator.

capacity	amount of energy that could have been generated at continuous full-power operation during the period.

CFTC	U.S. Commodity Futures Trading Commission.

Clean Air Act	Federal Clean Air Act.

Clean Water Act	Federal Water Pollution Control Act.

CO2	carbon dioxide.

CSAPR	Cross-State Air Pollution Rule.

dark spread	the difference between power prices and the cost to generate electricity with coal.

D.C. Circuit	the United States Court of Appeals for the District of Columbia Circuit.

Dodd-Frank Act	the Dodd-Frank Wall Street Reform and Consumer Protection Act.

EPA	United States Environmental Protection Agency.

EPC	engineering, procurement and construction.

Exchange Act	Securities Exchange Act of 1934, as amended.

FASB	Financial Accounting Standards Board.

FERC	Federal Energy Regulatory Commission.

GAAP	United States generally accepted accounting principles.

GenOn	GenOn Energy, Inc. (formerly known as RRI Energy, Inc.) and, except where the context indicates otherwise, its subsidiaries, after giving effect to the Mirant/RRI Merger.

GenOn Americas	GenOn Americas, Inc.

GenOn Americas Generation	GenOn Americas Generation, LLC.

GenOn California North	GenOn California North, LLC.

GenOn Chalk Point	GenOn Chalk Point, LLC.

GenOn credit facilities	senior secured term loan and revolving credit facility of GenOn and certain of its subsidiaries.

GenOn Energy Holdings	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries.

GenOn Energy Management	GenOn Energy Management, LLC.

GenOn Energy Services	GenOn Energy Services, LLC.

GenOn Marsh Landing	GenOn Marsh Landing, LLC.

GenOn Mid-Atlantic	GenOn Mid-Atlantic, LLC and its subsidiaries, which include the baseload units at two generating facilities under operating leases.

GenOn North America	GenOn North America, LLC.

GenOn Potomac River	GenOn Potomac River, LLC.

intermediate generating units	units designed to satisfy system requirements that are greater than baseload and less than peaking.

ISO	independent system operator.

ISO-NE	Independent System Operator-New England.

LIBOR	London InterBank Offered Rate.

MADEP	Massachusetts’ Department of Environmental Protection.

MDE	Maryland Department of the Environment.

Mirant	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and, except where the context indicates otherwise, its subsidiaries.

Mirant/RRI Merger	the merger completed on December 3, 2010 pursuant to the Mirant/RRI Merger Agreement.

Mirant/RRI Merger Agreement	the agreement by and among Mirant Corporation, RRI Energy, Inc. and RRI Energy Holdings, Inc. dated as of April 11, 2010.

Mirant Debtors	GenOn Energy Holdings, Inc. (formerly known as Mirant Corporation) and certain of its subsidiaries.

MPSC	Maryland Public Service Commission.

MW	megawatt.

MWh	megawatt hour.

NAAQS	National Ambient Air Quality Standards.

net generating capacity	net summer capacity.

NOL	net operating loss.

NOV	notice of violation.

NOx	nitrogen oxides.

NPDES	national pollutant discharge elimination system.

NRG	NRG Energy, Inc.

NRG Merger	the merger contemplated in the NRG Merger Agreement.

NRG Merger Agreement	the agreement by and among NRG Energy, Inc., Plus Merger Corporation and GenOn Energy, Inc. dated as of July 20, 2012.

NYISO	New York Independent System Operator.

NYMEX	New York Mercantile Exchange.

OTC	over-the-counter.

peaking generating units	units designed to satisfy demand requirements during the periods of greatest or peak load on the system.

v

PEPCO	Potomac Electric Power Company.

PG&E	Pacific Gas & Electric Company.

PJM	PJM Interconnection, LLC.

Plan	the plan of reorganization that was approved in conjunction with Mirant Corporation’s, GenOn Americas Generation’s and GenOn Mid-Atlantic’s emergence from bankruptcy protection on January 3, 2006.

PPA	power purchase agreement.

retirement	the unit has been removed from service and is unavailable for service and not expected to return to service in the future.

ROC	Risk Oversight Committee.

RRI Energy	RRI Energy, Inc., which changed its name to GenOn Energy, Inc. in connection with the Mirant/RRI Merger.

RTO	regional transmission organization.

scrubbers	flue gas desulfurization emissions controls.

Securities Act	Securities Act of 1933, as amended.

SO2	sulfur dioxide.

spark spread	the difference between power prices and the cost to generate electricity with natural gas.

Stone & Webster	Stone & Webster, Inc.

SWD	surface water discharge.

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

In addition to the discussion of certain risks in “Management’s Narrative Analysis of the Results of Operations and Financial Condition” and the accompanying combined notes to GenOn Americas Generation’s and GenOn Mid-Atlantic’s interim financial statements, other factors that could affect our future performance are set forth in our 2011 Annual Report on Form 10-K.  Our filings and other important information are also available on our investor relations page at www.genon.com/investors.aspx.

Certain Terms

As used in this report, unless the context requires otherwise, “we,” “us,” “our” and “GenOn Americas Generation” refer to GenOn Americas Generation, LLC and its consolidated subsidiaries and “GenOn Mid-Atlantic” refer to GenOn Mid-Atlantic, LLC and its consolidated subsidiaries.

PART I

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES

(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)

Operating revenues (including unrealized gains (losses) of $(243), $37, $(199) and $(70), respectively)	$690	$929	$1,861	$2,182
Operating revenues—affiliate (including unrealized gains (losses) of $76, $(27), $39 and $(19), respectively)	158	(16)	193	(3)
Total operating revenues	848	913	2,054	2,179
Cost of fuel, electricity and other products (including unrealized (gains) losses of $(55), $11, $19 and $(18), respectively)	231	210	638	513
Cost of fuel, electricity and other products—affiliate (including unrealized (gains) losses of $5, $(1), $(4) and $(1), respectively)	491	494	944	994
Total cost of fuel, electricity and other products	722	704	1,582	1,507
Gross Margin (excluding depreciation and amortization)	126	209	472	672
Operating Expenses:
Operations and maintenance	71	73	212	270
Operations and maintenance—affiliate	57	53	176	172
Depreciation and amortization	41	42	122	124
Impairment losses	—	128	—	128
Gain on sales of assets, net	—	(6)	(1)	(5)
Loss on sales of assets, net—affiliate	—	2	—	2
Total operating expenses	169	292	509	691
Operating Loss	(43)	(83)	(37)	(19)
Other Income (Expense), net:
Interest expense	(18)	(19)	(54)	(70)
Interest expense—affiliate	(1)	(4)	(4)	(4)
Other, net	—	—	—	(23)
Total other expense, net	(19)	(23)	(58)	(97)
Net Loss	$(62)	$(106)	$(95)	$(116)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2012	December 31, 2011
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$335	$267
Funds on deposit	142	316
Receivables, net	255	288
Receivables, net—affiliate	24	22
Notes receivable—affiliate	187	181
Derivative contract assets	632	977
Derivative contract assets—affiliate	64	44
Inventories	234	257
Prepaid rent and other expenses	119	113
Total current assets	1,992	2,465
Property, plant and equipment, gross	3,958	3,894
Accumulated depreciation and amortization	(1,062)	(960)
Property, Plant and Equipment, net	2,896	2,934
Noncurrent Assets:
Intangible assets, net	26	28
Derivative contract assets	588	731
Derivative contract assets—affiliate	44	29
Prepaid rent	412	386
Other	21	16
Total noncurrent assets	1,091	1,190
Total Assets	$5,979	$6,589
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$5	$4
Accounts payable and accrued liabilities	400	509
Payables, net—affiliate	137	93
Notes payable—affiliate	88	47
Derivative contract liabilities	379	700
Derivative contract liabilities—affiliate	95	76
Other	22	25
Total current liabilities	1,126	1,454
Noncurrent Liabilities:
Long-term debt, net of current portion	858	862
Derivative contract liabilities	141	100
Derivative contract liabilities—affiliate	68	89
Other	106	119
Total noncurrent liabilities	1,173	1,170
Commitments and Contingencies
Member’s Equity:
Member’s interest	3,680	3,965
Total member’s equity	3,680	3,965
Total Liabilities and Member’s Equity	$5,979	$6,589

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Cash Flows from Operating Activities:
Net loss	$(95)	$(116)
Adjustments to reconcile net loss and changes in operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	122	124
Impairment losses	—	128
Gain on sales of assets, net	(1)	(3)
Unrealized losses	175	70
Excess materials and supplies inventory reserve	6	—
Lower of cost or market inventory adjustments	45	1
Loss on early extinguishment of debt	—	23
Reversal of Potomac River settlement obligation	(31)	—
Large scale remediation and settlement costs	(3)	30
Other, net	—	(2)
Changes in operating assets and liabilities	16	12
Total adjustments	329	383
Net cash provided by operating activities	234	267
Cash Flows from Investing Activities:
Capital expenditures	(175)	(130)
Proceeds from the sales of assets	1	9
Restricted funds on deposit, net	166	700
Issuance of notes receivable—affiliate	(6)	(164)
Net cash provided by (used in) investing activities	(14)	415
Cash Flows from Financing Activities:
Repayment of long-term debt	(3)	(1,404)
Issuance of notes payable—affiliate	41	34
Capital contributions	—	474
Distributions to member	(190)	(100)
Net cash used in financing activities	(152)	(996)
Net Increase (Decrease) in Cash and Cash Equivalents	68	(314)
Cash and Cash Equivalents, beginning of period	267	514
Cash and Cash Equivalents, end of period	$335	$200

Supplemental Disclosures:
Cash paid for interest, net of amounts capitalized	$35	$59
Cash refunds received for income taxes	$—	$1
Supplemental Disclosure for Non-Cash Financing Activities:
Conversion to equity of notes payable to affiliate	$—	$2

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)

Operating revenues (including unrealized gains (losses) of $(88), $(3), $(95) and $(42), respectively)	$(27)	$41	$108	$85
Operating revenues—affiliate (including unrealized gains (losses) of $(49), $0, $(41) and $(39), respectively)	228	287	621	821
Total operating revenues	201	328	729	906
Cost of fuel, electricity and other products (including unrealized (gains) losses of $0)	2	4	8	13
Cost of fuel, electricity and other products—affiliate (including unrealized (gains) losses of $(46), $9, $26 and $(18), respectively)	101	170	363	410
Total cost of fuel, electricity and other products	103	174	371	423
Gross Margin (excluding depreciation and amortization)	98	154	358	483
Operating Expenses:
Operations and maintenance	54	53	156	216
Operations and maintenance—affiliate	42	43	125	125
Depreciation and amortization	30	30	89	89
Impairment losses	—	94	—	94
Gain on sales of assets, net	—	—	(1)	—
Total operating expenses	126	220	369	524
Operating Loss	(28)	(66)	(11)	(41)
Other Expense, net:
Interest expense	—	—	(1)	(1)
Interest expense—affiliate	(1)	(3)	(3)	(3)
Total other expense, net	(1)	(3)	(4)	(4)
Net Loss	$(29)	$(69)	$(15)	$(45)

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2012	December 31, 2011
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents	$171	$68
Funds on deposit	32	198
Receivables, net	21	25
Receivables, net—affiliate	39	44
Derivative contract assets	248	208
Derivative contract assets—affiliate	96	191
Inventories	135	167
Prepaid rent and other expenses	105	100
Total current assets	847	1,001
Property, plant and equipment, gross	3,109	3,054
Accumulated depreciation and amortization	(694)	(610)
Property, Plant and Equipment, net	2,415	2,444
Noncurrent Assets:
Intangible assets, net	16	16
Derivative contract assets	403	526
Derivative contract assets—affiliate	101	105
Prepaid rent	412	386
Other	2	—
Total noncurrent assets	934	1,033
Total Assets	$4,196	$4,478
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of long-term debt	$5	$4
Accounts payable and accrued liabilities	124	151
Payables, net—affiliate	31	44
Derivative contract liabilities	7	—
Derivative contract liabilities—affiliate	126	168
Other	22	24
Total current liabilities	315	391
Noncurrent Liabilities:
Long-term debt, net of current portion	10	14
Derivative contract liabilities	4	—
Derivative contract liabilities—affiliate	78	68
Other	67	78
Total noncurrent liabilities	159	160
Commitments and Contingencies
Member’s Equity:
Member’s interest	3,722	3,927
Total member’s equity	3,722	3,927
Total Liabilities and Member’s Equity	$4,196	$4,478

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON MID-ATLANTIC, LLC AND SUBSIDIARIES
(Wholly-Owned Indirect Subsidiary of GenOn Energy, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(in millions)
Cash Flows from Operating Activities:
Net loss	$(15)	$(45)
Adjustments to reconcile net loss and changes in operating assets and liabilities to net cash provided by operating activities:
Depreciation and amortization	89	89
Impairment losses	—	94
Gain on sales of assets, net	(1)	—
Unrealized losses	162	63
Excess materials and supplies inventory reserve	4	—
Lower of cost or market inventory adjustments	45	1
Reversal of Potomac River settlement obligation	(31)	—
Large scale remediation and settlement costs	(3)	30
Changes in operating assets and liabilities	31	14
Total adjustments	296	291
Net cash provided by operating activities	281	246
Cash Flows from Investing Activities:
Capital expenditures	(151)	(126)
Proceeds from the sales of assets	—	1
Restricted funds on deposit, net	166	(166)
Net cash provided by (used in) investing activities	15	(291)
Cash Flows from Financing Activities:
Repayment of long-term debt	(3)	(3)
Distributions to member	(190)	(100)
Capital contributions	—	30
Net cash used in financing activities	(193)	(73)
Net Increase (Decrease) in Cash and Cash Equivalents	103	(118)
Cash and Cash Equivalents, beginning of period	68	202
Cash and Cash Equivalents, end of period	$171	$84

Supplemental Disclosures:
Cash refunds received for income taxes	$—	$1

The accompanying combined notes are an integral part of these unaudited condensed consolidated financial statements

GENON AMERICAS GENERATION, LLC AND SUBSIDIARIES
GENON MID-ATLANTIC, LLC AND SUBSIDIARIES

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.                   Description of Business and Accounting and Reporting Policies

Background

GenOn Americas Generation is a wholesale generator with 9,247 MW of net electric generating capacity located, in many cases, near major metropolitan load centers in the Eastern PJM and Northeast regions and northern California.  GenOn Americas Generation also operates integrated asset management and proprietary trading operations.  See note 2 for a discussion of one generating facility that we retired in 2012 and one that we expect to retire in 2013.

GenOn Mid Atlantic operates and owns or leases 4,727 MW of net electric generating capacity in the Washington, D.C. area.  GenOn Mid-Atlantic’s electric generating capacity is part of the 9,247 MW of net electric generating capacity of GenOn Americas Generation.  GenOn Mid-Atlantic’s generating facilities serve the Eastern PJM markets.  The PJM ISO operates the largest centrally dispatched control area in the United States.

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

Proposed Merger with NRG

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

The NRG Merger is intended to qualify as a tax-free reorganization under the IRC, as amended, so that none of GenOn, NRG or any of GenOn’s stockholders generally will recognize any gain or loss in the transaction, except with respect to cash received in lieu of fractional shares of NRG common stock.

Completion of the NRG Merger is contingent upon, among other things, (a) approvals by NRG stockholders of the issuance of NRG common stock in the NRG Merger and the approval and adoption of the amendment to NRG’s certificate of incorporation to allow the size of NRG’s board of directors to be increased to 16 in connection with the closing of the NRG Merger, at a meeting to be held on November 9, 2012, (b) adoption of the NRG Merger Agreement by GenOn’s stockholders, at a meeting to be held on November 9, 2012, (c) effectiveness of an NRG registration statement on Form S-4, which occurred on October 5, 2012, and approval of the New York Stock Exchange listing for the NRG common stock to be issued in the NRG Merger, (d) expiration or termination of the applicable Hart-Scott-Rodino Act waiting period, which occurred on September 21, 2012 and (e) receipt of all required regulatory approvals, including approvals from the Public Utility Commission of Texas, which occurred on October 25, 2012, the FERC and the New York Public Service Commission.

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

We anticipate completing the NRG Merger by the first quarter of 2013.  Prior to the completion of the NRG Merger, we and NRG will continue to operate as independent companies.  Except for specific references to the pending NRG Merger, the disclosures contained in this report on Form 10-Q relate solely to us.  Information concerning the proposed NRG Merger is included in a joint proxy statement/prospectus contained in the registration statement on Form S-4, which NRG filed with the Securities and Exchange Commission in connection with the NRG Merger on October 5, 2012.

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

At September 30, 2012 and December 31, 2011, substantially all of our subsidiaries are wholly-owned and located in the United States.  We do not consolidate two power generating facilities, which are under operating leases.

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

Funds on Deposit

Funds on deposit are included in current and noncurrent assets in the consolidated balance sheets.  Funds on deposit include the following:

GenOn Americas Generation

	September 30, 2012	December 31, 2011
	(in millions)

Cash collateral posted – energy trading and marketing	$90	$118
Cash collateral posted – other operating activities(1)	59	38
GenOn Mid-Atlantic restricted cash(2)	—	166
Total current and noncurrent funds on deposit	149	322
Less: Current funds on deposit	142	316
Total noncurrent funds on deposit	$7	$6

(1)          Includes $32 million related to the Potomac River obligation under the 2008 agreement with the City of Alexandria, which were returned to us in October 2012.  See note 2.

(2)          Represents cash reserved in respect of interlocutory liens related to the scrubber contract litigation, which was settled in June 2012.  See note 8.

GenOn Mid-Atlantic

	September 30, 2012	December 31, 2011
	(in millions)

Cash collateral posted(1)	$32	$32
GenOn Mid-Atlantic restricted cash(2)	—	166
Total current and noncurrent funds on deposit	32	198
Less: Current funds on deposit	32	198
Total noncurrent funds on deposit	$—	$—

(1)          Represents amount related to the Potomac River obligation under the 2008 agreement with the City of Alexandria, which were returned to us in October 2012.  See note 2.

(2)          Represents cash reserved in respect of interlocutory liens related to the scrubber contract litigation, which was settled in June 2012.  See note 8.

Inventories

Inventories were comprised of the following:

GenOn Americas Generation

	September 30, 2012	December 31, 2011
	(in millions)
Fuel inventory:
Coal	$67	$92
Fuel oil	61	68
Natural gas	—	1
Other	1	3
Materials and supplies(1)	70	74
Purchased emissions allowances	35	19
Total inventories	$234	$257

(1)          Amount is net of an inventory reserve of $6 million and $0 at September 30, 2012 and December 31, 2011, respectively.  See note 2.

GenOn Mid-Atlantic

	September 30, 2012	December 31, 2011
	(in millions)
Fuel inventory:
Coal	$67	$92
Fuel oil	18	20
Other	1	3
Materials and supplies(1)	49	52
Total inventories	$135	$167

(1)          Amount is net of an inventory reserve of $4 million and $0 at September 30, 2012 and December 31, 2011, respectively.  See note 2.

During the three months ended September 30, 2012 and 2011, GenOn Americas Generation recorded $11 million and $0, respectively, and during the nine months ended September 30, 2012 and 2011, GenOn Americas Generation recorded $45 million and $1 million, respectively, for lower of average cost or market valuation adjustments in cost of fuel, electricity and other products.

During the three months ended September 30, 2012 and 2011, GenOn Mid-Atlantic recorded $11 million and $0, respectively, and during the nine months ended September 30, 2012 and 2011, GenOn Mid-Atlantic recorded $45 million and $1 million, respectively, for lower of average cost or market valuation adjustments in cost of fuel, electricity and other products.

Capitalization of Interest Cost (GenOn Americas Generation)

GenOn Americas Generation incurred the following interest costs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)

Total interest costs	$19	$20	$57	$72
Capitalized and included in property, plant and equipment, net	(1)	(1)	(3)	(2)
Interest expense	$18	$19	$54	$70

The amounts of capitalized interest above include interest accrued.  During the three months ended September 30, 2012 and 2011, no cash was paid for interest. During the nine months ended September 30, 2012 and 2011, cash paid for interest was $37 million and $60 million, respectively, of which $2 million and $1 million, respectively were capitalized.

Guarantees and Indemnifications (GenOn Americas Generation)

GenOn generally conducts its business through various holding companies, including GenOn Americas Generation, and various operating subsidiaries, which enter into contracts as part of their business activities.  In certain instances, the contractual obligations of such subsidiaries are guaranteed by, or otherwise supported by, GenOn or another of its subsidiaries, including by letters of credit issued under the GenOn credit facilities.  At September 30, 2012, $134 million of letters of credit was posted by GenOn for the benefit of GenOn Americas Generation.

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

Recently Adopted Accounting Guidance

Fair Value Measurement and Disclosure.  We adopted FASB accounting guidance for the first quarter of 2012 that requires disclosure of the following:

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

New Accounting Guidance Not Yet Adopted at September 30, 2012

Balance Sheet Offsetting.  In December 2011, the FASB issued updated guidance to provide enhanced disclosures such that users of the financial statements will be able to better evaluate the effect or potential effect of netting arrangements in the balance sheet.  The guidance requires improved information about financial instruments and derivative instruments that are either offset according to specific guidance or subject to an enforceable master netting agreement or similar arrangement.  The disclosures will provide both net and gross information for these assets and liabilities.  Although we do not currently elect to offset assets and liabilities within the scope of the guidance, expanded disclosures will be required starting for the first quarter of 2013, along with retrospective presentation of prior periods.

2.                   Retirements of Generating Facilities

Potomac River Generating Facility

During 2011, GenOn Mid-Atlantic entered into an agreement with the City of Alexandria, Virginia to remove permanently from service the 482 MW Potomac River generating facility.  The agreement, which amends our Project Schedule and Agreement, dated July 2008 with the City of Alexandria, provides for the retirement of the Potomac River generating facility on October 1, 2012, subject to the determination of PJM that the retirement of the facility will not affect reliability and the consent of PEPCO.  PJM made the necessary determination and in June 2012 PEPCO gave its consent.  As a result, the Potomac River generating facility was retired in October 2012.  Upon retirement of the Potomac River generating facility, all funds in the escrow account ($32 million) established under the July 2008 agreement were distributed to us in October 2012.  We therefore reversed $31 million and $1 million of the previously recorded obligation under the 2008 agreement with the City of Alexandria as a reduction in operations and maintenance expense during the second and fourth quarters of 2012, respectively.

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

Expenses, Property, Plant and Equipment, and Materials and Supplies Inventory Related to Retirements

In connection with our decision to retire the generating facilities, we evaluated our materials and supplies inventory and determined that we have excess inventory.  GenOn Americas Generation and GenOn Mid-Atlantic established a reserve of $6 million and $4 million, respectively, recorded to operations and maintenance expense during the first quarter of 2012 relating to excess inventory.  We will continue to monitor the inventory balances and could make changes to the reserve in the future.  At September 30, 2012, the aggregate carrying value of property, plant and equipment, net and materials and supplies inventory, net for the Potomac River and Contra Costa generating facilities was $4 million and $1 million, respectively, for GenOn Americas Generation and $0 and $1 million, respectively, for GenOn Mid-Atlantic.  In addition to the excess materials and supplies inventory reserve recorded in the first quarter, GenOn Americas Generation and GenOn Mid-Atlantic incurred $4 million during the three months ended September 30, 2012 for costs to retire the Potomac River and Contra Costa generating facilities, which is included in operations and maintenance expense.  We expect to incur additional costs in the future in connection with the deactivations, such as severance and other plant shutdown costs.

If market conditions and/or environmental and regulatory factors or assumptions change in the future, forecasted returns on investments necessary to comply with environmental regulations could change resulting in possible incremental investments if returns improve or deactivation of additional generating units or facilities if returns deteriorate.  Such deactivations could result in additional charges, including impairments, severance costs and other plant shutdown costs.

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

During the second quarter of 2012, we could no longer assert that physical delivery was probable for the remaining coal agreements for which we had elected the normal purchase exception.  As such, the normal purchase exception was removed, and we are required to apply fair value accounting to these contracts in the current period and prospectively.

If certain criteria are met, a derivative financial instrument may be designated as a fair value hedge or cash flow hedge.  We did not have any derivative financial instruments designated as fair value or cash flow hedges for accounting purposes during the nine months ended September 30, 2012 or 2011.

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

GenOn Americas Generation

The following table presents the fair value of GenOn Americas Generation’s derivative financial instruments (including amounts with affiliates):

					Net Derivative
	Derivative Contract Assets		Derivative Contract Liabilities		Contract
	Current	Long-Term	Current	Long-Term	Assets (Liabilities)
	(in millions)
September 30, 2012
Commodity Contracts:
Asset management	$522	$623	$(304)	$(197)	$644
Trading activities	174	9	(170)	(12)	1
Total derivatives	$696	$632	$(474)	$(209)	$645
December 31, 2011
Commodity Contracts:
Asset management	$562	$757	$(314)	$(186)	$819
Trading activities	459	3	(462)	(3)	(3)
Total derivatives	$1,021	$760	$(776)	$(189)	$816

The following table presents the net gains (losses) for derivative financial instruments (including amounts with affiliates) recognized in income in the consolidated statements of operations:

	Three Months Ended September 30,
	2012		2011
Derivatives Not Designated as Hedging Instruments	Operating Revenues	Cost of Fuel, Electricity and Other Products	Operating Revenues	Cost of Fuel, Electricity and Other Products
	(in millions)
Asset Management Commodity Contracts:
Unrealized	$(164)	$50	$(1)	$(10)
Realized(1)(2)	82	(13)	57	(15)
Total asset management	$(82)	$37	$56	$(25)

Trading Commodity Contracts:
Unrealized	$(3)	$—	$11	$—
Realized(1)(2)	8	—	(13)	—
Total trading	$5	$—	$(2)	$—

Total derivatives	$(77)	$37	$54	$(25)

(1)          Represents the total cash settlements of derivative financial instruments during each reporting period (composed of the sum of the quarterly settlements) that existed at the beginning of each respective period.

(2)          Excludes settlement value of fuel contracts classified as inventory.

	Nine Months Ended September 30,
	2012		2011
Derivatives Not Designated as Hedging Instruments	Operating Revenues	Cost of Fuel, Electricity and Other Products	Operating Revenues	Cost of Fuel, Electricity and Other Products
	(in millions)
Asset Management Commodity Contracts:
Unrealized	$(161)	$(15)	$(88)	$19
Realized(1)(2)	338	(41)	188	(39)
Total asset management	$177	$(56)	$100	$(20)

Trading Commodity Contracts:
Unrealized	$1	$—	$(1)	$—
Realized(1)(2)	3	—	(8)	—
Total trading	$4	$—	$(9)	$—

Total derivatives	$181	$(56)	$91	$(20)

(1)          Represents the total cash settlements of derivative financial instruments during each reporting period (composed of the sum of the quarterly settlements) that existed at the beginning of each respective period.

(2)          Excludes settlement value of fuel contracts classified as inventory.

The following tables present the notional quantity on long (short) positions for derivative financial instruments:

	Notional Volumes at September 30, 2012
Derivative Instruments	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Contracts (in equivalent MWh):
Power(1)	(1)	(38)	(39)
Natural gas	1	(1)	—
Coal	(1)	15	14

(1)          Includes MWh equivalent of natural gas transactions used to hedge power economically.

	Notional Volumes at December 31, 2011
Derivative Instruments	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Contracts (in equivalent MWh):
Power(1)	(97)	61	(36)
Natural gas	(9)	10	1
Coal	3	8	11

(1)          Includes MWh equivalent of natural gas transactions used to hedge power economically.

GenOn Mid-Atlantic

The following table presents the fair value of GenOn Mid-Atlantic’s derivative financial instruments:

					Net Derivative
					Contract
	Derivative Contract Assets		Derivative Contract Liabilities		Assets
	Current	Long-Term	Current	Long-Term	(Liabilities)
	(in millions)
September 30, 2012
Commodity Contracts:
Asset management	$248	$403	$(7)	$(4)	$640
Asset management—affiliate	96	101	(126)	(78)	(7)
Total derivatives	$344	$504	$(133)	$(82)	$633
December 31, 2011
Commodity Contracts:
Asset management	$208	$526	$—	$—	$734
Asset management—affiliate	191	105	(168)	(68)	60
Total derivatives	$399	$631	$(168)	$(68)	$794

The following table presents the net gains (losses) for derivative financial instruments recognized in income in the consolidated statements of operations:

	Three Months Ended September 30,
	2012		2011
Derivatives Not Designated as Hedging Instruments	Operating Revenues	Cost of Fuel, Electricity and Other Products	Operating Revenues	Cost of Fuel, Electricity and Other Products
	(in millions)
Asset Management Commodity Contracts:
Unrealized	$(137)	$46	$(3)	$(9)
Realized(1)(2)	82	(1)	54	—
Total asset management	$(55)	$45	$51	$(9)

(1)          Represents the total cash settlements of derivative financial instruments during each reporting period (composed of the sum of the quarterly settlements) that existed at the beginning of each respective period.

(2)          Excludes settlement value of fuel contracts classified as inventory.

	Nine Months Ended September 30,
	2012		2011
Derivatives Not Designated as Hedging Instruments	Operating Revenues	Cost of Fuel, Electricity and Other Products	Operating Revenues	Cost of Fuel, Electricity and Other Products
	(in millions)
Asset Management Commodity Contracts:
Unrealized	$(136)	$(26)	$(81)	$18
Realized(1)(2)	326	(4)	176	—
Total asset management	$190	$(30)	$95	$18

(1)          Represents the total cash settlements of derivative financial instruments during each reporting period (composed of the sum of the quarterly settlements) that existed at the beginning of each respective period.

(2)          Excludes settlement value of fuel contracts classified as inventory.

The following tables present the notional quantity on long (short) positions for derivative financial instruments:

	Notional Volumes at September 30, 2012
Derivative Instruments	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Contracts (in equivalent MWh):
Power(1)	(30)	(9)	(39)
Coal	(1)	15	14

(1)          Includes MWh equivalent of natural gas transactions used to hedge power economically.

	Notional Volumes at December 31, 2011
Derivative Instruments	Derivative Contract Assets	Derivative Contract Liabilities	Net Derivative Contracts
	(in millions)
Commodity Contracts (in equivalent MWh):
Power(1)	(56)	19	(37)
Coal	3	8	11

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

A significant amount of the fair value of our derivative contract assets and liabilities is based on observable quoted prices from exchanges and indicative quoted prices from independent brokers in active markets that regularly facilitate our transactions.  An active market is considered to have transactions with sufficient frequency and volume to provide pricing information on an ongoing basis.  We think that these prices represent the best available information for valuation purposes.  In determining the fair value of derivative contract assets and liabilities, we use third-party market pricing where available.  For transactions classified in Level 1 of the fair value hierarchy, we use the unadjusted published settled prices on the valuation date.  For transactions classified in Level 2 of the fair value hierarchy, we value these transactions using indicative quoted prices from independent brokers or other widely-accepted valuation methodologies.  Transactions are classified in Level 2 if substantially all (greater than 90%) of the fair value can be corroborated using observable market inputs such as transactable broker quotes.  In accordance with the exit price objective under the fair value measurements accounting guidance, the fair value of our derivative contract assets and liabilities is determined based on the net underlying position of the recorded derivative contract assets and liabilities using bid prices for assets and ask prices for liabilities.  The quotes we obtain from brokers are non-binding in nature, but are from brokers that typically transact in the market being quoted and are based on their knowledge of market transactions on the valuation date.  We typically obtain multiple broker quotes as of the valuation date that extend for the tenor of the underlying contracts for each delivery location.  The number of quotes that we can obtain depends on the relative liquidity of the delivery location on the valuation date.  If multiple broker quotes are received for a contract, we use an average of the quoted bid or ask prices.  If only one broker quote is received for a delivery location and it cannot be validated through other external sources, we will assign the quote to a lower level within the fair value hierarchy.  In some instances, we may combine broker quotes for a liquid delivery hub with broker quotes for the price spread between the liquid delivery hub and the delivery location under the contract.  We also may apply interpolation techniques to value monthly strips if broker quotes are only available on a seasonal or annual basis.  We perform validation procedures on the broker quotes at least monthly.  The validation procedures include reviewing the quotes for accuracy and comparing them to our internal price curves.  In certain instances, we may exclude from consideration a broker quote if it is a clear outlier and other quotes are obtained.  At September 30, 2012, we obtained broker quotes for 100% of our delivery locations classified in Level 2 of the fair value hierarchy.

Inactive markets are considered to be those markets with few transactions, noncurrent pricing or prices that vary over time or among market makers.  Our transactions in Level 3 of the fair value hierarchy may involve transactions whereby observable market data, such as broker quotes, are not available for substantially all of the tenor of the contract or we are only able to obtain indicative broker quotes that cannot be corroborated by observable market data.  In such cases, we may apply valuation techniques such as extrapolation and other quantitative methods to determine fair value.  Our techniques for fair value estimation include assumptions for market prices, including market price volatility and the volatility of the spread between multiple market prices.  Proprietary models may also be used to estimate the fair value of derivative contract assets and liabilities that may be structured or otherwise tailored.  The degree of estimation increases for longer duration contracts, contracts with multiple pricing features, option contracts and off-hub delivery points.  At September 30, 2012, GenOn Americas Generation’s assets and liabilities classified as Level 3 in the fair value hierarchy represented 3% of its total derivative contract assets and 19% of its total derivative contract liabilities.  At September 30, 2012, GenOn Mid-Atlantic’s assets and liabilities classified as Level 3 in the fair value hierarchy represented 1% of its total derivative contract assets and 45% of its total derivative contract liabilities.

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

	September 30, 2012
	Level 1(1)	Level 2(1)(2)	Level 3		Total Fair Value
	(in millions)
Derivative contract assets:
Commodity Contracts
Asset Management:
Power	$148	$969	$12		$1,129
Fuel	1	1	14	(3)	16
Total Asset Management	149	970	26		1,145
Trading Activities	16	151	16		183
Total derivative contract assets	$165	$1,121	$42		$1,328

Derivative contract liabilities:
Commodity Contracts
Asset Management:
Power	$110	$268	$13		$391
Fuel	2	1	107	(3)	110
Total Asset Management	112	269	120		501
Trading Activities	18	155	9		182
Total derivative contract liabilities	$130	$424	$129		$683

Interest-bearing funds(4)	$369	$—	$—		$369

(1)          Transfers between Level 1 and Level 2 are recognized as of the end of the reporting period.  There were no transfers during the nine months ended September 30, 2012.

(2)          Option contracts comprised 1% of GenOn Americas Generation’s net derivative contract assets.

(3)          Primarily relates to coal.

(4)          Represents investments in money market funds and is included in cash and cash equivalents, funds on deposit and other noncurrent assets in the consolidated balance sheet.  Of interest-bearing funds, GenOn Americas Generation had $331 million included in cash and cash equivalents, $32 million included in funds on deposit and $6 million included in other noncurrent assets.

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

The following is a reconciliation of changes (comprised of the sum of the quarterly changes) in fair value of net commodity derivative contract assets and liabilities (including amounts with affiliates) classified as Level 3 during the nine months ended September 30, 2012 and 2011:

	Net Derivatives Contracts (Level 3)
	Asset Management	Trading Activities	Total
	(in millions)

Balance, January 1, 2012 (net asset (liability))	$(54)	$22	$(32)
Total gains (losses) realized/unrealized:
Included in earnings(1)	(98)	12	(86)
Purchases(2)	—	—	—
Issuances(2)	—	—	—
Settlements (3)	58	(27)	31
Transfers into Level 3(4)	—	—	—
Transfers out of Level 3(4)	—	—	—
Balance, September 30, 2012 (net asset (liability))	$(94)	$7	$(87)

Balance, January 1, 2011 (net asset (liability))	$(68)	$2	$(66)
Total gains (losses) realized/unrealized:
Included in earnings(1)	—	9	9
Purchases(2)	—	—	—
Issuances(2)	—	—	—
Settlements(3)	11	(5)	6
Transfers into Level 3(4)	—	—	—
Transfers out of Level 3(4)	12	—	12
Balance, September 30, 2011 (net asset (liability))	$(45)	$6	$(39)

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

The following tables present the amounts included in income related to derivative contract assets and liabilities (including amounts with affiliates) classified as Level 3:

	Three Months Ended September 30,
	2012			2011
	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total
	(in millions)

Gains (losses) included in income	$(20)	$46	$26	$(3)	$(7)	$(10)
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30	$(18)	$45	$27	$(2)	$(6)	$(8)

	Nine Months Ended September 30,
	2012			2011
	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total
	(in millions)

Gains (losses) included in income	$(24)	$(31)	$(55)	$7	$20	$27
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30	$(21)	$(72)	$(93)	$8	$22	$30

Information about Sensitivity to Changes in Significant Unobservable Inputs.  The following table presents the range of sensitivity of unobservable inputs used in fair value measurements categorized within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements(1)
	Net Fair Value at September 30, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(in millions)

Credit valuation adjustment	$1	Internal model	Own credit risk	20% to (20)%	(2)

(1)          Excludes immaterial unobservable inputs related to power transmission congestion products, power swaps, physical gas premiums on transactions and credit valuation adjustments related to counterparty credit risk.

(2)         Represents the range of the credit default swap spread curves used in the valuation analysis that we think market participants might use when pricing the contracts.

At September 30, 2012, net fair value asset of $6 million for power transactions and net fair value liability of $92 million for fuel transactions classified as Level 3 were priced based on unadjusted indicative broker quotes that cannot be corroborated by observable market data.  Quantitative information is excluded for these fair value measurements.

GenOn Mid-Atlantic

Fair Value of Derivative Instruments and Certain Other Assets.  The fair value measurements of GenOn Mid-Atlantic’s financial assets and liabilities (including amounts with affiliates) by class are as follows:

	September 30, 2012
	Level 1(1)	Level 2(1) (2)	Level 3		Total Fair Value
	(in millions)
Derivative contract assets:
Commodity Contracts
Asset Management:
Power	$58	$786	$—		$844
Fuel	—	—	4	(3)	4
Total derivative contract assets	$58	$786	$4		$848

Derivative contract liabilities:
Commodity Contracts
Asset Management:
Power	$20	$99	$—		$119
Fuel	—	—	96	(3)	96
Total derivative contract liabilities	$20	$99	$96		$215

Interest-bearing funds(4)	$203	$—	$—		$203

(1)          Transfers between Level 1 and Level 2 are recognized as of the end of the reporting period.  There were no transfers during the nine months ended September 30, 2012.

(2)          Option contracts comprised less than 1% of GenOn Mid-Atlantic’s net derivative contract assets.

(3)          Primarily relates to coal.

(4)          Represents investments in money market funds and is included in cash and cash equivalents and funds on deposit in the consolidated balance sheet.  Of interest-bearing funds, GenOn Mid-Atlantic had $171 million included in cash and cash equivalents and $32 million included in funds on deposit.

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

The following is a reconciliation of changes (comprised of the sum of the quarterly changes) in fair value of net commodity derivative contract assets and liabilities (including amounts with affiliates) classified as Level 3 during the nine months ended September 30, 2012 and 2011:

Asset Management
(in millions)

Balance, January 1, 2012 (net asset (liability))	$(64)
Total gains (losses) realized/unrealized:
Included in earnings(1)	(99)
Purchases(2)	—
Issuances(2)	—
Settlements(3)	71
Transfers into Level 3(4)	—
Transfers out of Level 3(4)	—
Balance, September 30, 2012 (net asset (liability))	$(92)
Balance, January 1, 2011 (net asset (liability))	$(69)
Total gains (losses) realized/unrealized:
Included in earnings(1)	(5)
Purchases(2)	—
Issuances(2)	—
Settlements(3)	13
Transfers into Level 3(4)	—
Transfers out of Level 3(4)	12
Balance, September 30, 2011 (net asset (liability))	$(49)

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

The following tables present the amounts included in income related to derivative contract assets and liabilities (including amounts with affiliates) classified as Level 3:

	Three Months Ended September 30,
	2012			2011
	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total
	(in millions)

Gains (losses) included in income	$—	$46	$46	$(5)	$(7)	$(12)
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30	$—	$45	$45	$(7)	$(7)	$(14)

	Nine Months Ended September 30,
	2012			2011
	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total	Operating Revenues	Cost of Fuel, Electricity and Other Products	Total
	(in millions)

Gains (losses) included in income	$1	$(29)	$(28)	$—	$20	$20
Gains (losses) included in income (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at September 30	$—	$(70)	$(70)	$(2)	$21	$19

Information about Sensitivity to Changes in Significant Unobservable Inputs.  The following table presents the range of sensitivity of unobservable inputs used in fair value measurements categorized within Level 3 of the fair value hierarchy:

	Quantitative Information about Level 3 Fair Value Measurements(1)
	Net Fair Value at September 30, 2012	Valuation Techniques	Unobservable Input	Range (Weighted Average)
	(in millions)

Credit valuation adjustment	$1	Internal model	Own credit risk	20% to (20)%	(2)

(1)          Excludes immaterial unobservable inputs related to power transmission congestion products and credit valuation adjustment related to counterparty credit risk.

(2)          Represents the range of the credit default swap spread curves used in the valuation analysis that we think market participants might use when pricing the contracts.

At September 30, 2012, net fair value liability of $93 million for fuel transactions classified as Level 3 were priced based on unadjusted indicative broker quotes that cannot be corroborated by observable market data.  Quantitative information is excluded for these fair value measurements.

Counterparty Credit Concentration Risk

We are exposed to the default risk of the counterparties with which we transact.  We manage our credit risk by entering into master netting agreements and requiring most counterparties to post cash collateral or other credit enhancements based on the net exposure and the credit standing of the counterparty.  We also have non-collateralized power hedges entered into by GenOn Mid-Atlantic.  These transactions are senior unsecured obligations of GenOn Mid-Atlantic and the counterparties and have not required either party to post cash collateral for initial margin.  Since April 2012, the counterparties, in some cases, have been required to post cash collateral to secure credit exposure above an agreed threshold as a result of changes in power or natural gas prices.  At September 30, 2012 and December 31, 2011, $107 million and $4 million, respectively, of cash collateral posted to GenOn Americas Generation by counterparties under master netting agreements were included in accounts payable and accrued liabilities in GenOn Americas Generation’s consolidated balance sheets.  Our credit valuation adjustment on derivative contract assets was $8 million and $47 million at September 30, 2012 and December 31, 2011, respectively.

We monitor counterparty credit concentration risk on both an individual basis and a group counterparty basis.  The following tables highlight the credit quality and the balance sheet settlement exposures related to these activities:

GenOn Americas Generation

	September 30, 2012
Credit Rating Equivalent	Gross Exposure Before Collateral(1)	Net Exposure Before Collateral(2)	Collateral(3)	Exposure Net of Collateral	% of Net Exposure
	(dollars in millions)

Clearing and Exchange	$303	$91	$91	$—	—
Investment Grade:
Financial institutions	721	686	106	580	76%
Energy companies	291	160	—	160	21%
Non-investment Grade:
Energy companies	6	2	—	2	—
No External Ratings:
Internally-rated investment grade	17	17	—	17	2%
Internally-rated non-investment grade	6	5	—	5	1%
Total	$1,344	$961	$197	$764	100%

	December 31, 2011
Credit Rating Equivalent	Gross Exposure Before Collateral(1)	Net Exposure Before Collateral(2)	Collateral(3)	Exposure Net of Collateral	% of Net Exposure
	(dollars in millions)

Clearing and Exchange	$710	$217	$217	$—	—
Investment Grade:
Financial institutions	856	814	—	814	82%
Energy companies	369	148	3	145	14%
Non-investment Grade:
Energy companies	7	3	1	2	—
No External Ratings:
Internally-rated investment grade	18	18	—	18	2%
Internally-rated non-investment grade	15	15	—	15	2%
Total	$1,975	$1,215	$221	$994	100%

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

GenOn Americas Generation had credit exposure to two investment grade counterparties at September 30, 2012 and December 31, 2011, each representing an exposure of more than 10% of total credit exposure, net of collateral and totaling $428 million and $664 million at September 30, 2012 and December 31, 2011, respectively.

GenOn Mid-Atlantic

	September 30, 2012
Credit Rating Equivalent	Gross Exposure Before Collateral(1)(4)	Net Exposure Before Collateral(2)	Collateral(3)	Exposure Net of Collateral	% of Net Exposure
	(dollars in millions)
Investment Grade:
Financial institutions	$682	$672	$106	$566	99%
Non-investment Grade:
Energy companies	1	1	—	1	—
No External Ratings:
Internally-rated non-investment grade	3	3	—	3	1%
Total	$686	$676	$106	$570	100%

	December 31, 2011
Credit Rating Equivalent	Gross Exposure Before Collateral(1)(4)	Net Exposure Before Collateral(2)	Collateral(3)	Exposure Net of Collateral	% of Net Exposure
	(dollars in millions)
Investment Grade:
Financial institutions	$805	$802	$—	$802	98%
Non-investment Grade:
Energy companies	1	1	—	1	—
No External Ratings:
Internally-rated non-investment grade	13	13	—	13	2%
Total	$819	$816	$—	$816	100%

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

GenOn Mid-Atlantic had credit exposure to three and two investment grade counterparties at September 30, 2012 and December 31, 2011, respectively, each representing an exposure of more than 10% of total credit exposure, net of collateral and totaling $489 million and $664 million at September 30, 2012 and December 31, 2011, respectively.

GenOn Americas Generation and GenOn Mid-Atlantic Credit Risk

Our standard industry contracts contain credit-risk-related contingent features such as ratings-related thresholds whereby we would be required to post additional cash collateral or letters of credit as a result of a credit event, including a downgrade.  Additionally, some of our contracts contain adequate assurance language, which is generally subjective in nature that could require us to post additional cash collateral or letters of credit as a result of a credit event, including a downgrade.  However, as a result of our current credit rating, we are typically required to post collateral in the normal course of business to offset either substantially or completely the net liability positions, after applying the terms of master netting agreements.  At September 30, 2012, the fair value of GenOn Americas Generation’s financial instruments with credit-risk-related contingent features in a net liability position was

$22 million for which GenOn Americas Generation had posted collateral of $18 million, including cash and letters of credit.  At September 30, 2012, GenOn Mid-Atlantic did not have any financial instruments with credit-risk-related contingent features in a net liability position.

At September 30, 2012 and December 31, 2011, GenOn Americas Generation had $80 million and $64 million, respectively, of cash collateral posted with counterparties under master netting agreements that was included in funds on deposit in the consolidated balance sheets.

Fair Values of Other Financial Instruments (GenOn Americas Generation)

The fair values of certain funds on deposit, receivables, net, receivables, net—affiliate, notes receivable—affiliate, accounts payable and accrued liabilities, payables, net—affiliate and notes payable—affiliate approximate their carrying amounts.

The carrying amounts and fair values of GenOn Americas Generation’s debt are as follows:

	Carrying Amount	Level 1	Level 2(1)	Level 3	Total Fair Value
	(in millions)
September 30, 2012
Liabilities:
Long and short-term debt	$863	$—	$924	$—	$924

December 31, 2011
Liabilities:
Long and short-term debt	$866	$—	$797	$—	$797

(1)         The fair value of long and short-term debt is estimated using broker quotes for instruments that are publicly traded.

4.              Long-Term Debt

Outstanding debt was as follows:

	September 30, 2012			December 31, 2011
	Stated Interest Rate(1)	Long-Term	Current	Stated Interest Rate(1)	Long-Term	Current
	(in millions, except interest rates)
Bonds and Notes:
GenOn Americas Generation:
Senior unsecured notes, due 2021	8.50%	$450	$—	8.50%	$450	$—
Senior unsecured notes, due 2031	9.125	400	—	9.125	400	—
Unamortized debt discounts		(2)	—		(2)	—
GenOn Mid-Atlantic:
GenOn Chalk Point capital lease, due 2015	8.19	10	5	8.19	14	4
Total		$858	$5		$862	$4

(1)         The stated interest rates are at September 30, 2012 and December 31, 2011, respectively.

5.         Related Party Arrangements and Transactions

Administrative Services Provided by GenOn Energy Services

GenOn Energy Services provides us with various management, personnel and other services directly relating to our facilities.  We reimburse GenOn Energy Services for amounts equal to GenOn Energy Services’ costs of providing such services.  The total costs incurred for these services by GenOn Energy Services have been included in the consolidated statements of operations as follows:

GenOn Americas Generation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)

Cost of fuel, electricity and other products—affiliate	$2	$2	$6	$7
Operations and maintenance expense—affiliate	36	31	111	98
Total	$38	$33	$117	$105

GenOn Mid-Atlantic

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)

Cost of fuel, electricity and other products—affiliate	$2	$2	$6	$7
Operations and maintenance expense—affiliate	22	19	66	57
Total	$24	$21	$72	$64

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)

GenOn Americas Generation	$27	$29	$83	$94
GenOn Mid-Atlantic	$17	$19	$53	$61

Services Provided by GenOn Energy Management

GenOn Americas Generation

GenOn Energy Management provides services to certain of GenOn’s indirect operating subsidiaries through power, fuel supply and services agreements.  The services include the bidding and dispatch of the generating units, fuel procurement and the execution of contracts, including economic hedges, to reduce price risk.  These transactions are recorded as operating revenues—affiliate and cost of fuel, electricity and other products—affiliate, as appropriate, in the consolidated statements of operations.  Amounts due from and to GenOn’s indirect operating subsidiaries are recorded as receivables, net—affiliate or payables, net—affiliate, as appropriate.  Substantially all energy marketing overhead expenses are allocated to GenOn’s operating subsidiaries.  During the three months ended September 30, 2012 and 2011, GenOn Americas Generation recorded a reduction to operations and maintenance expense—affiliate of $6 million and $7 million, respectively, and during the nine months ended September 30, 2012 and 2011, GenOn Americas Generation recorded a reduction to operations and maintenance expense—affiliate of $18 million and $20 million, respectively, related to the allocations of energy marketing overhead expenses to affiliates that are not included in the GenOn Americas Generation consolidated statements of operations.

GenOn Mid-Atlantic

GenOn Mid-Atlantic receives services from GenOn Energy Management which include the bidding and dispatch of the generating units, procurement of fuel and other products and the execution of contracts, including economic hedges, to reduce price risk.  These transactions are recorded as operating revenues—affiliate, cost of fuel, electricity and other products—affiliate and operations and maintenance expense—affiliate, as appropriate, in the consolidated statements of operations.  Amounts due to and from GenOn Energy Management under the power, fuel supply and services agreements are recorded as payables, net—affiliate or receivables, net—affiliate, as appropriate.  Under these agreements, GenOn Energy Management resells GenOn Mid-Atlantic’s energy products in the PJM spot and forward markets and to other third parties.  GenOn Mid-Atlantic is paid the amount received by GenOn Energy Management for such capacity and energy.  GenOn Mid-Atlantic has counterparty credit risk in the event that GenOn Energy Management is unable to collect amounts owed from third parties for the resale of GenOn Mid-Atlantic’s energy products.  Substantially all energy marketing overhead expenses are allocated to GenOn’s operating subsidiaries.  During the three months ended September 30, 2012 and 2011, GenOn Mid-Atlantic incurred $1 million of energy marketing overhead expense.  During the nine months ended September 30, 2012 and 2011, GenOn Mid-Atlantic incurred $3 million of energy marketing overhead expense.  These costs are included in operations and maintenance expense—affiliate in GenOn Mid-Atlantic’s consolidated statements of operations.

Intercompany Cash Management Program (GenOn Americas Generation)

In January 2011, GenOn Americas Generation and certain of its subsidiaries began participating in separate intercompany cash management programs whereby cash balances at GenOn Americas Generation and the respective participating subsidiaries were transferred to central concentration accounts to fund working capital and other needs of the respective participants.  The balances under this program are reflected as notes receivable—affiliate and notes payable—affiliate in GenOn Americas Generation’s consolidated balance sheets as appropriate.  The notes are due on demand and accrue interest on the net position, which is payable quarterly, at the short term yield of the Federated Investors Treasury Obligation Fund or such other fund designated by GenOn Energy Holdings.  At September 30, 2012 and December 31, 2011, GenOn Americas Generation had a net current notes receivable from GenOn Energy Holdings of $99 million and $130 million, respectively, related to its intercompany cash management program.  During the three and nine months ended September 30, 2012 and 2011, GenOn Americas Generation earned an insignificant amount of net interest income related to these notes.

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

Emissions allowances purchased from GenOn Energy Management that were utilized during the three months ended September 30, 2012 and 2011, were $7 million and during the nine months ended September 30, 2012 and 2011, were $14 million and $21 million, respectively, and are recorded in cost of fuel, electricity and other products—affiliate in GenOn Mid-Atlantic’s consolidated statements of operations.

Proposed NRG Merger

The proposed NRG Merger could affect the allocation of costs for the administrative services currently provided by GenOn Energy Services for both GenOn Americas Generation and GenOn Mid-Atlantic subsequent to completion of the NRG Merger but changes to the allocation of costs compared to historical levels cannot be estimated at this time.  See note 1.

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

If GenOn Americas Generation were to be allocated income taxes attributable to its operations, the pro forma income tax benefit attributable to income before taxes would be $0 million and $11 million during the three months ended September 30, 2012 and 2011, respectively, and $0 million and $1 million during the nine months ended September 30, 2012 and 2011, respectively.  The pro forma balance of GenOn Americas Generation’s net deferred income taxes is $0 at September 30, 2012.

On July 20, 2012, GenOn entered into the NRG Merger Agreement.  GenOn and its subsidiaries will experience an ownership change under the applicable tax rules as a result of the NRG Merger.  Immediately following the NRG Merger, GenOn and NRG will be members of the same consolidated federal income tax group.

The ability of this consolidated tax group to deduct the pre-NRG Merger NOL carry forwards of GenOn against the post-NRG Merger taxable income of the group will be substantially limited as a result of the ownership change.  Therefore if GenOn Americas Generation were to be allocated income taxes attributable to its operations, its pro forma NOLs would be substantially limited.  See note 1.

GenOn Mid-Atlantic

GenOn Mid-Atlantic and its subsidiaries are limited liability companies and are not subject to United States federal or state income taxes.  As such, GenOn Mid-Atlantic is treated as though it were a branch of GenOn Americas Generation’s parent, GenOn Americas, for income tax purposes, and not as a separate taxpayer.  GenOn Americas and GenOn are directly responsible for income taxes related to GenOn Mid-Atlantic’s operations.  If GenOn Mid-Atlantic were to be allocated income taxes attributable to its operations, the pro forma income tax benefit attributable to income before taxes would be $12 million and $33 million during the three months ended September 30, 2012 and 2011, respectively, and $6 million and $23 million during the nine months ended September 30, 2012 and 2011, respectively.  The balance of GenOn Mid-Atlantic’s pro forma deferred income taxes would be a net deferred tax liability of $223 million at September 30, 2012.

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

The Eastern PJM segment consists of three generating facilities located in Maryland.  The Northeast segment consists of four generating facilities located in Massachusetts and New York.  The California segment consists of two generating facilities located in or near the City of San Francisco.  See note 2 for a discussion of the Contra Costa generating facility that we expect to retire in 2013.  The Energy Marketing segment consists of proprietary trading, fuel oil management and natural gas transportation and storage activities.  Other Operations includes parent company adjustments for affiliate transactions of GenOn Americas Generation.  All revenues are generated and long-lived assets are located within the United States.

The following table summarizes changes in our net generating capacity by segment:

	Eastern PJM	Northeast	California	Total
	(in MWs)
MWs in service at January 1, 2011	5,204	2,535	2,347	10,086
Potrero generating facility deactivated in February 2011	—	—	(362)	(362)
Rating changes for generating facilities in 2011	5	—	—	5
MWs in service at September 30, 2011	5,209	2,535	1,985	9,729
Potomac River generating facility deactivated in October 2012	(482)	—	—	(482)
MWs in service at November 9, 2011	4,727	2,535	1,985	9,247

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

	Eastern PJM	Northeast	California	Energy Marketing	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2012:
Operating revenues(1)	$(27)	$2	$24	$691	$—	$—	$690
Operating revenues—affiliate(2)	228	48	—	266	—	(384)	158
Total operating revenues	201	50	24	957	—	(384)	848
Cost of fuel, electricity and other products(3)	2	1	—	114	114	—	231
Cost of fuel, electricity and other products—affiliate(4)	101	25	—	863	(114)	(384)	491
Total cost of fuel, electricity and other products	103	26	—	977	—	(384)	722
Gross margin (excluding depreciation and amortization)	98	24	24	(20)	—	—	126
Operating Expenses:
Operations and maintenance	54	9	5	1	2	—	71
Operations and maintenance—affiliate	42	9	8	—	(2)	—	57
Depreciation and amortization	30	6	4	—	1	—	41
Gain on sales of assets, net	—	—	—	—	—	—	—
Total operating expenses	126	24	17	1	1	—	169
Operating income (loss)	$(28)	$—	$7	$(21)	$(1)	$—	$(43)

(1)         Includes unrealized losses of $88 million and $155 million for Eastern PJM and Energy Marketing, respectively.

(2)         Includes unrealized gains (losses) of $(49) million, $(1) million and $126 million for Eastern PJM, Northeast and Energy Marketing, respectively.

(3)         Includes unrealized gains of $55 million for Energy Marketing.

(4)         Includes unrealized (gains) losses of $(46) million, $(3) million and $54 million for Eastern PJM, Northeast and Energy Marketing, respectively.

	Eastern PJM		Northeast	California	Energy Marketing	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2012:
Operating revenues(1)	$108		$8	$69	$1,676	$—	$—	$1,861
Operating revenues—affiliate(2)	621		109	—	387	—	(924)	193
Total operating revenues	729		117	69	2,063	—	(924)	2,054
Cost of fuel, electricity and other products(3)	8		3	—	370	257	—	638
Cost of fuel, electricity and other products—affiliate(4)	363		61	—	1,701	(257)	(924)	944
Total cost of fuel, electricity and other products	371		64	—	2,071	—	(924)	1,582
Gross margin (excluding depreciation and amortization)	358		53	69	(8)	—	—	472
Operating Expenses:
Operations and maintenance	156	(5)	31	20	2	3	—	212
Operations and maintenance—affiliate	125		29	24	1	(3)	—	176
Depreciation and amortization	89		18	11	—	4	—	122
Gain on sales of assets, net	(1)		—	—	—	—	—	(1)
Total operating expenses	369		78	55	3	4	—	509
Operating income (loss)	$(11)		$(25)	$14	$(11)	$(4)	$—	$(37)
Total assets at September 30, 2012	$4,196		$450	$148	$1,492	$175	$(482)	$5,979

(1)          Includes unrealized losses of $95 million and $104 million for Eastern PJM and Energy Marketing, respectively.

(2)          Includes unrealized gains (losses) of $(41) million, $(9) million and $89 million for Eastern PJM, Northeast and Energy Marketing, respectively.

(3)          Includes unrealized losses of $19 million for Energy Marketing.

(4)          Includes unrealized (gains) losses of $26 million, $(12) million and $(18) million for Eastern PJM, Northeast and Energy Marketing, respectively.

(5)          Includes $31 million of income related to the reversal of the Potomac River obligation under the 2008 agreement with the City of Alexandria.

	Eastern PJM		Northeast	California	Energy Marketing	Other Operations	Eliminations	Total
	(in millions)
Three Months Ended September 30, 2011:
Operating revenues(1)	$41		$2	$22	$864	$—	$—	$929
Operating revenues—affiliate(2)	287		52	—	42	—	(397)	(16)
Total operating revenues	328		54	22	906	—	(397)	913
Cost of fuel, electricity and other products(3)	4		1	—	72	133	—	210
Cost of fuel, electricity and other products—affiliate(4)	170		35	—	819	(133)	(397)	494
Total cost of fuel, electricity and other products	174		36	—	891	—	(397)	704
Gross margin (excluding depreciation and amortization)	154		18	22	15	—	—	209
Operating Expenses:
Operations and maintenance	53	(5)	11	4	1	4	—	73
Operations and maintenance—affiliate	43		9	6	(1)	(4)	—	53
Depreciation and amortization	30		7	4	—	1	—	42
Impairment losses(6)	94		20	14	—	—	—	128
Gain on sales of assets, net	—		—	(4)	—	—	—	(4)
Total operating expenses	220		$47	$24	$—	$1	$—	$292
Operating income (loss)	$(66)		$(29)	$(2)	$15	$(1)	$—	$(83)

(1)          Includes unrealized gains (losses) of $(3) million and $40 million for Eastern PJM and Energy Marketing, respectively.

(2)          Includes unrealized losses of $(2) million and $(25) million for Northeast and Energy Marketing, respectively.

(3)          Includes unrealized losses of $11 million for Energy Marketing.

(4)          Includes unrealized (gains) losses of $9 million, $1 million and $(11) million for Eastern PJM, Northeast and Energy Marketing, respectively.

(5)          Includes $30 million of expense for large scale remediation and settlement costs.

(6)          Represents impairment losses for the write-off of excess NOx and SO2 emissions allowances as a result of the CSAPR.

	Eastern PJM		Northeast	California	Energy Marketing	Other Operations	Eliminations	Total
	(in millions)
Nine Months Ended September 30, 2011:
Operating revenues(1)	$85		$11	$72	$2,014	$—	$—	$2,182
Operating revenues—affiliate(2)	821		136	—	171	—	(1,131)	(3)
Total operating revenues	906		147	72	2,185	—	(1,131)	2,179
Cost of fuel, electricity and other products(3)	13		4	—	119	377	—	513
Cost of fuel, electricity and other products—affiliate(4)	410		87	(2)	2,006	(376)	(1,131)	994
Total cost of fuel, electricity and other products	423		91	(2)	2,125	1	(1,131)	1,507
Gross margin (excluding depreciation and amortization)	483		56	74	60	(1)	—	672
Operating Expenses:
Operations and maintenance	216	(5)	32	16	2	4	—	270
Operations and maintenance—affiliate	125		28	23	—	(4)	—	172
Depreciation and amortization	89		19	11	1	4	—	124
Impairment losses(6)	94		20	14	—	—	—	128
Gain on sales of assets, net	—		1	(4)	—	—	—	(3)
Total operating expenses	524		100	60	3	4	—	691
Operating income (loss)	$(41)		$(44)	$14	$57	$(5)	$—	$(19)
Total assets at December 31, 2011	$4,478		$454	$135	$2,012	$177	$(667)	$6,589

(1)          Includes unrealized losses of $(42) million and $(28) million for Eastern PJM and Energy Marketing, respectively.

(2)          Includes unrealized gains (losses) of $(39) million, $(12) million and $32 million for Eastern PJM, Northeast and Energy Marketing, respectively.

(3)          Includes unrealized gains of $(18) million for Energy Marketing.

(4)         Includes unrealized (gains) losses of $(18) million, $(1) million and $18 million for Eastern PJM, Northeast and Energy Marketing, respectively.

(5)          Includes $30 million of expense for large scale remediation and settlement costs.

(6)          Represents impairment losses for the write-off of excess NOx and SO2 emissions allowances as a result of the CSAPR.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)

Operating loss for all segments	$(43)	$(83)	$(37)	$(19)
Interest expense	(18)	(19)	(54)	(70)
Interest expense—affiliate	(1)	(4)	(4)	(4)
Other, net	—	—	—	(23)
Loss before income taxes	$(62)	$(106)	$(95)	$(116)

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

Stay and Settlement Discussions.  In June 2011, the MDE agreed to stay the litigation related to Faulkner and Brandywine while we pursued settlement of allegations related to the three Maryland ash facilities.  MDE also agreed not to pursue its tentative denial of our application to renew our water discharge permit at Brandywine and agreed not to act on our renewal applications for Faulkner or Westland while we were discussing settlement.  As a condition to obtaining the stay, we agreed in principle to pay a civil penalty of $1.9 million (for alleged past violations) to the MDE if we reach a comprehensive settlement regarding all of the allegations related to the three Maryland ash facilities.  We accrued $1.9 million during 2011 and an additional $0.6 million (for agreed prospective penalties while we implement the settlement) during the second quarter of 2012 for a total of $2.5 million.  We also developed a technical solution, which includes installing synthetic caps on the closed cells of each of the three ash facilities.  During 2011, we accrued $47 million for the estimated cost of the technical solution.  We have nearly concluded our settlement discussions with the MDE.  At this time, we cannot reasonably estimate the upper range of our obligations for remediating the sites for the following reasons: (a) we have not finished assessing each site including identifying the full impacts to both ground and surface water and the impacts to the surrounding habitat; (b) we have not finalized with the MDE the standards to which we must remediate; and (c) we have not identified the technologies required, if any, to meet the mandated remediation standards at each site nor the timing of the design and installation of such technologies.

Brandywine Storm Damage and Ash Recovery.  As a result of Hurricane Irene and Tropical Storm Lee in August and September 2011, an estimated 8,800 cubic yards of coal fly ash stored in one of the cells at the Brandywine ash disposal site flowed onto 18 acres of private property adjacent to the site.  During 2011, we accrued $10 million for the estimated costs to remove and clean up the ash.  We have removed the released ash from the private property and completed the remaining clean-up activities.  We adjusted our estimate and reversed $4 million during the second quarter of 2012.  During the third quarter of 2012, we received $2 million of insurance proceeds in connection with our claims associated with the costs to remove and clean up the ash.

Brandywine Filling of Wetlands.  While expanding and installing a liner at the Brandywine ash disposal site, we inadvertently filled wetlands without having all of the requisite permits.  The MDE also has alleged that we violated the notice requirements of our sediment and erosion control plan.  In July 2012, the MDE filed a complaint in the Circuit Court for Prince George’s County, Maryland, for civil penalties and injunctive relief in connection with the storm damage and the filling of the wetlands.  We have agreed to settle these matters by paying a fine of $300,000.

Ash Disposal Facility Closures.  We are responsible for environmental costs related to the future closures of several ash disposal facilities.  GenOn Americas Generation has accrued the estimated discounted costs ($15 million and $14 million at September 30, 2012 and December 31, 2011, respectively) associated with these environmental liabilities as part of its asset retirement obligations.  GenOn Mid-Atlantic has accrued the estimated discounted costs ($13 million and $12 million at September 30, 2012 and December 31, 2011, respectively) associated with these environmental liabilities as part of its asset retirement obligations.  These amounts are exclusive of the $47 million accrual for the technical solution for the three ash facilities in Maryland discussed above.

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

Overview

GenOn Americas Generation is a wholesale generator with 9,247 MW of net electric generating capacity located, in many cases, near major metropolitan load centers in the Eastern PJM and Northeast regions and northern California.  GenOn Mid-Atlantic is a wholesale generator with 4,727 MW of net electric generating capacity located near major metropolitan load centers in the Eastern PJM region.  See note 7 to our interim financial statements.  GenOn Americas Generation provides GenOn Mid-Atlantic with services that consist primarily of dispatching electricity, hedging the price of electricity we expect to generate, selling capacity and procuring and managing fuel and providing logistical support for the operation of the facilities (for example, by procuring transportation for coal and natural gas).  GenOn Americas Generation also operates integrated asset management and proprietary trading operations.  Our customers are principally ISOs, RTOs and investor-owned utilities.

Proposed Merger with NRG.  On July 20, 2012, GenOn entered into the NRG Merger Agreement with NRG Energy, Inc. and a direct wholly-owned subsidiary of NRG.  Upon the terms and subject to the conditions set forth in the NRG Merger Agreement, which has been approved by the boards of directors of GenOn and NRG, a wholly-owned subsidiary of NRG will merge with and into GenOn, with GenOn continuing as the surviving corporation and a wholly owned subsidiary of NRG.  See note 1 to our interim financial statements.

Hedging Activities

We hedge economically a substantial portion of our PJM coal-fired baseload generation and certain of our other generation (for GenOn Americas Generation). We generally do not hedge our intermediate and peaking units for tenors greater than 12 months. We hedge economically using products which we expect to be effective to mitigate the price risk of our generation. However, as a result of market liquidity limitations, our hedges often are not an exact match for the generation being hedged, and we have some risks resulting from price differentials for different delivery points. In addition, we have risks for implied differences in heat rates when we hedge economically power using natural gas. Currently, a significant portion of our hedges are financial swap transactions between GenOn Mid-Atlantic and financial counterparties that are senior unsecured obligations of GenOn Mid-Atlantic and the counterparties. Some of GenOn Mid-Atlantic’s hedges are executed through an affiliate owned by GenOn Americas Generation. At October 8, 2012, GenOn Americas Generation’s aggregate hedge levels based on expected generation for each year were as follows:

	2012(1)	2013	2014	2015	2016

Power	103%	86%	71%	38%	27%
Fuel	94%	54%	14%	4%	—%

(1)         Percentages represent the period from November through December 2012.

At October 8, 2012, GenOn Mid-Atlantic’s aggregate hedge levels based on expected generation for each year were as follows:

	2012(1)	2013	2014	2015	2016

Power	106%	94%	77%	41%	29%
Fuel	96%	58%	15%	4%	—%

(1)         Percentages represent the period from November through December 2012.

Dodd-Frank Act

The Dodd-Frank Act, which was enacted in July 2010, increases the regulation of transactions involving OTC derivative financial instruments.  Under the Dodd-Frank Act, entities defined as “swap dealers” and “major swap participants” will face costly requirements for clearing and posting margin, as well as additional requirements for reporting and business conduct.  The CFTC and the United States Securities and Exchange Commission adopted a joint rule further defining the terms “swap dealer” and “major swap participant,” among others.  We have reviewed the definitions in the rule to determine the impact, if any, on our commercial activity.  Based on the analysis of our facts and circumstances, we do not think that our commercial activity results in our designation as a “swap dealer” or “major swap participant.”  Accordingly, we will not be subject to the direct costs and additional reporting and business conduct rules imposed on “swap dealers” and “major swap participants.”  However, the imposition of such costs and additional regulatory burdens on other market participants may reduce liquidity in the markets in which we transact and, thus, may substantially increase the cost of or even limit our ability to effectively hedge.

Capital Expenditures and Capital Resources

During the nine months ended September 30, 2012, GenOn Americas Generation invested $173 million (of which $151 million relates to GenOn Mid-Atlantic) for capital expenditures, excluding capitalized interest paid.  Capital expenditures for the period primarily related to a $107.1 million settlement payment resulting from the scrubber contract litigation, maintenance capital expenditures and the construction of an ash beneficiation facility.  We incurred $1.7 billion in capital expenditures from 2007 to 2012 for compliance with the Maryland Healthy Air Act.  See note 8 to our interim financial statements for further discussion of the scrubber contract litigation settlement.

The following table details the expected timing of payments for GenOn Americas Generation’s estimated capital expenditures for the remainder of 2012 and 2013:

	October 1, 2012 through December 31, 2012	2013
	(in millions)

Maintenance	$15	$64
Environmental	4	11
Construction	4	3
Total	$23	$78

The following table details the expected timing of payments for GenOn Mid-Atlantic’s estimated capital expenditures for the remainder of 2012 and 2013:

	October 1, 2012 through December 31, 2012	2013
	(in millions)

Maintenance	$6	$45
Environmental	3	3
Construction	4	3
Total	$13	$51

We expect that available cash and future cash flows from operations will be sufficient to fund these capital expenditures.  Other environmental capital expenditures set forth above could significantly increase subject to the content and timing of final rules and future market conditions.

We expect industry retirements of coal-fired generating facilities to contribute to a tightening of supply and demand fundamentals and to higher prices for the remaining generating facilities which will more than offset reduced earnings from our unit retirements.  We expect the resulting higher market prices to provide adequate returns on investment in environmental controls necessary to meet promulgated and anticipated requirements at certain of our facilities.  Accordingly, we expect to invest approximately $373 million to $487 million, including $341 million to $452 million at Chalk Point unit 2 and Dickerson at GenOn Mid-Atlantic and $32 million to $35 million at Kendall, over the next decade for selective catalytic reduction emissions controls and other major environmental controls to meet certain air and water quality requirements, which we expect to fund from existing sources of liquidity.

If market conditions and/or environmental and regulatory factors or assumptions change in the future, forecasted returns on investments necessary to comply with environmental regulations could change resulting in possible incremental investments if returns improve or deactivation of additional generating units or facilities if returns deteriorate.  Such deactivations could result in additional charges, including impairments, severance costs and other plant shutdown costs.

Environmental Matters

CSAPR.  In 2005, the EPA promulgated the CAIR, which established SO2 and NOx cap-and-trade programs applicable directly to states and indirectly to generating facilities in the eastern United States.  The NOx cap-and-trade program has two components: an annual program and an ozone-season program.  The CAIR SO2 cap-and-trade program builds off the existing acid rain cap-and-trade program but requires generating facilities to surrender twice as many allowances to cover emissions through 2014 and approximately three times as many allowances starting in 2015.  Florida, Illinois, Maryland, Mississippi, New Jersey, New York, Ohio, Pennsylvania and Virginia are subject to the CAIR’s SO2 trading program and both its NOx trading programs.  Massachusetts is subject only to the CAIR’s ozone-season NOx trading program.  These cap-and-trade programs were to be implemented in two phases, with the first phase going into effect in 2009 for NOx and 2010 for SO2 and more stringent caps going into effect in 2015.  In July 2008, the D.C. Circuit in State of North Carolina v. Environmental Protection Agency issued an opinion that would have vacated the CAIR.  Various parties filed requests for rehearing with the D.C. Circuit and in December 2008, the D.C. Circuit issued a second opinion in which it granted rehearing only to the extent that it remanded the case to the EPA without vacating the CAIR.

In August 2011, the EPA finalized the CSAPR, which was intended to replace the CAIR starting in 2012.  In September 2011, we and others asked the D.C. Circuit to stay and vacate the CSAPR because, among other reasons, the rule circumvents the state implementation plan process expressly provided for in the Clean Air Act, affords affected parties no time to install compliance equipment before the compliance period starts and includes numerous material changes from the proposed rule, which deprived parties of an opportunity to provide comments.  In December 2011, the court ordered the EPA to stay implementation of the CSAPR and to keep CAIR in place until the court ruled on the legal deficiencies alleged with respect to the CSAPR.  The CSAPR would have addressed interstate transport of emissions of NOx and SO2.  The CSAPR would have established limitations on NOx and/or SO2 emissions from electric generating units that are (i) greater than 25 megawatts and (ii) located in 28 states (in the eastern half of the United States) that the EPA determined contribute significantly to nonattainment in other states, or to interfere with maintenance in other states, of one or more of three NAAQS:  (a) the annual NAAQS for fine particulate matter (PM2.5) promulgated in 1997; (b) the “24-hour” NAAQS for PM2.5 promulgated in 2006 and (c) the ozone NAAQS promulgated in 1997.  The CSAPR would have created “emission budgets” for each of the covered states and allocated emissions allowances (denominated in tons of emissions) to each of the 28 states regulated under the CSAPR.  In August 2012, the D.C. Circuit issued an opinion vacating the CSAPR and keeping CAIR in place.  In October 2012, the EPA filed a petition asking the D.C. Circuit to rehear the case en banc.

Federal Rules Regarding CO2.  In light of the United States Supreme Court ruling in Massachusetts v. EPA that greenhouse gases fit within the Clean Air Act’s definition of “air pollutant,” the EPA promulgated regulations regarding the emission of greenhouse gases.  In September 2009, the EPA issued a rule that requires owners of facilities in many sectors of the economy, including power generation, to report annually to the EPA the quantity and source of greenhouse gas emissions released from those facilities.  In addition to this reporting requirement, the EPA has promulgated several rules that address greenhouse gas emissions.  In December 2009, under a portion of the Clean Air Act that regulates vehicles, the EPA determined that elevated concentrations of greenhouse gases in the atmosphere endanger the public’s health and welfare through their contribution to climate change (Endangerment Finding).  In April 2010, the EPA finalized a rule to regulate greenhouse gases from vehicles beginning in model year 2012 (Vehicle Rule).  In April 2010, the EPA also issued its “Reconsideration of Interpretation of Regulations that Determine Pollutants Covered by Clean Air Act Permitting Programs” (Tailoring Rule), which addresses the scope of pollutants subject to certain permitting requirements under the Clean Air Act as well as when such requirements become effective.  The EPA has stated that, because of the vehicle rule, emissions of greenhouse gases from new stationary sources such as power plants and from major modifications to such sources are subject to certain Clean Air Act permitting requirements as of January 2011.  These permitting requirements require such sources to use “best available control technology” to limit their greenhouse gases.  Legal challenges to the Endangerment Finding, the Vehicle Rule and the Tailoring Rule were consolidated and in June 2012, the D.C. Circuit denied or dismissed the petitions seeking review of these rules.

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

In September 2011, the MPSC issued a request for proposal for up to 1,500 MWs of new natural gas-fired generating capacity to be located in the Southwestern Mid-Atlantic Area Council zone of PJM.  The order provided for project submittals and a MPSC hearing in January 2012 to determine whether new generating capacity is needed to meet the long-term anticipated demand in Maryland.  We filed comments with the MPSC stating there is no need for additional capacity at this time.  In April 2012, the MPSC ordered the state’s three public utility companies to enter into a contract with CPV Maryland, LLC for the output of a new 661 MW combined cycle facility in the Southwestern Mid-Atlantic Area Council zone of PJM to be constructed and operational by 2015.  The contract required the generating facility be bid into the PJM capacity market in a manner consistent with the PJM tariff.  CPV Maryland, LLC bid into the PJM capacity market for the 2015/2016 auction year and cleared the auction.  In April 2012, certain companies (not including us) filed in the U.S. District Court for the District of Maryland a complaint for declaratory and injunctive relief barring the implementation of the MPSC order.  There have been petitions for judicial review of the administrative record filed by certain companies (not including us) in various circuit courts in Maryland.  It is possible that the MPSC will continue to seek additional contracts for new generating capacity.  Such contracts could result in reduced future capacity prices and energy prices in PJM.

Some companies (including us) have publicly indicated that they intend to pursue changes in the PJM auction rules to ensure that future RPM auctions are not adversely affected as a result of such contracting and bidding practices.

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

We experienced a decrease in power generation volumes during the nine months ended September 30, 2012, as compared to the same period in 2011, particularly in GenOn Americas Generation’s Eastern PJM segment (GenOn Mid-Atlantic).  The decrease in generation occurred at our coal-fired facilities and was caused primarily by contracting dark spreads resulting from decreasing natural gas prices.  Consequently, we have significant coal inventories at our generating facilities, and in the case of our GenOn Mid-Atlantic facilities, such inventories were at the maximum available storage capacity of such facilities.  In April 2012, we issued notices of force majeure under the respective coal contracts as it was impossible for us to take coal at such facilities.  Recently we issued notices to the affected coal suppliers that the force majeure conditions have abated and, accordingly, we resumed shipments in accordance with the coal contracts.  A number of the suppliers disputed our invocation of force majeure.  In our communications with the affected coal suppliers, we have advised them that we expect to take all the coal for which we have contracted, at the contracted prices, as we are able to do so.

Capacity Sales

Capacity sales, whether made bilaterally or through periodic auction processes in the ISO and RTO markets in which we participate, provide an important source of predictable revenues for us over the contracted periods.  At October 8, 2012, total projected contracted capacity and PPA revenues for which prices have been set for the last three months of 2012 and 2013-2016 are $1.2 billion and $969 million for GenOn Americas Generation and GenOn Mid-Atlantic, respectively.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

GenOn Americas Generation

We reported a net loss of $62 million and $106 million during the three months ended September 30, 2012 and 2011, respectively. The change in net loss is detailed as follows:

	Three Months Ended September 30,		Increase/
	2012	2011	(Decrease)
	(in millions)
Gross margin:
Energy	$90	$71	$19
Contracted and capacity	100	89	11
Realized value of hedges	53	49	4
Total realized gross margin	243	209	34
Unrealized gross margin	(117)	—	(117)
Total gross margin (excluding depreciation and amortization)	126	209	(83)
Operating expenses:
Operations and maintenance	71	73	(2)
Operations and maintenance—affiliate	57	53	4
Depreciation and amortization	41	42	(1)
Impairment losses	—	128	(128)
Gain on sales of assets, net	—	(6)	6
Loss on sales of assets, net—affiliate	—	2	(2)
Total operating expenses	169	292	(123)
Operating loss	(43)	(83)	40
Other expense, net:
Interest expense, net	(18)	(19)	1
Interest expense, net—affiliate	(1)	(4)	3
Total other expense, net	(19)	(23)	4
Net loss	$(62)	$(106)	$44

Realized Gross Margin. For a discussion of realized gross margin, see “Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011—GenOn Americas Generation—Realized Gross Margin.”

During the three months ended September 30, 2012, our realized gross margin increase of $34 million was principally a result of the following:

•    $19 million increase in energy primarily as a result of (a) an $11 million increase resulting from increased generation volumes for gas-fired units as a result of expanding spark spreads, partially offset by a decrease in generation volumes for coal-fired units as a result of contracting dark spreads and (b) an $8 million increase in our Energy Marketing segment primarily as a result of decreases in losses from fuel oil management activities;

•    $11 million increase in contracted and capacity primarily as a result of higher capacity prices in Eastern PJM; and

•    $4 million increase in realized value of hedges, primarily as a result of a $34 million increase in power hedges resulting from lower prices, partially offset by a $31 million decrease in coal hedges resulting from lower prices.

Unrealized Gross Margin.  Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.  Our unrealized gross margin for both periods reflects the following:

•    unrealized losses of $117 million during the three months ended September 30, 2012, which included a $63 million net decrease in the value of hedge and proprietary trading contracts for future periods and $54 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period.  The decrease in value was primarily related to increases in forward power and natural gas prices, partially offset by increases in forward coal prices; and

•    unrealized gains or losses of $0 during the three months ended September 30, 2011, which included a $39 million net increase in the value of hedge and proprietary trading contracts for future periods, offset by $39 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period.

Operating Expenses.  The decrease of $123 million in operating expenses was primarily the result of a $128 million decrease in impairment losses for the write-off of excess NOx and SO2 emissions allowances as a result of the CSAPR recorded in 2011.

GenOn Mid-Atlantic

We reported a net loss of $29 million and $69 million during the three months ended September 30, 2012 and 2011, respectively.  The decrease in net loss is detailed as follows:

	Three Months Ended September 30,		Increase/
	2012	2011	(Decrease)
	(in millions)
Gross margin:
Energy	$73	$63	$10
Contracted and capacity	61	54	7
Realized value of hedges	55	49	6
Total realized gross margin	189	166	23
Unrealized gross margin	(91)	(12)	(79)
Total gross margin (excluding depreciation and amortization)	98	154	(56)
Operating expenses:
Operations and maintenance	54	53	1
Operations and maintenance—affiliate	42	43	(1)
Depreciation and amortization	30	30	—
Impairment losses	—	94	(94)
Total operating expenses	126	220	(94)
Operating loss	(28)	(66)	38
Other expense, net:
Interest expense, net—affiliate	(1)	(3)	2
Total other expense, net	(1)	(3)	2
Net loss	$(29)	$(69)	$40

Realized Gross Margin.  For a discussion of realized gross margin, see “Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011—GenOn Mid-Atlantic—Realized Gross Margin.”

During the three months ended September 30, 2012, our realized gross margin increase of $23 million was principally a result of the following:

•    $10 million increase in energy, primarily as a result of an increase in generation volumes for gas-fired units as a result of expanding spark spreads, partially offset by a decrease in generation volumes for coal-fired units as a result of contracting dark spreads;

•    $7 million increase in contracted and capacity primarily as a result of higher capacity prices; and

•    $6 million increase in realized value of hedges, primarily as a result of a $36 million increase in power hedges primarily resulting from lower prices, partially offset by a $31 million decrease in coal hedges resulting from lower prices.

Unrealized Gross Margin.  Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.  Our unrealized gross margin for both periods reflects the following:

•    unrealized losses of $91 million during the three months ended September 30, 2012, which included $52 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period and a $39 million net decrease in the value of hedge contracts for future periods.  The decrease in value was primarily related to increases in forward power and natural gas prices, partially offset by increases in forward coal prices; and

•    unrealized losses of $12 million during the three months ended September 30, 2011, which included $41 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period, partially offset by a $29 million net increase in the value of hedge contracts for future periods.  The increase in value primarily related to decreases in forward power and natural gas prices.

Operating Expenses.  The decrease of $94 million in operating expenses was primarily the result of a $94 million decrease in impairment losses for the write-off of excess NOx and SO2 emissions allowances as a result of the CSAPR recorded in 2011.

Operating Statistics

The following table summarizes power generation volumes by segment for GenOn Americas Generation:

	Three Months Ended September 30,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)(1)
	(in gigawatt hours)

Eastern PJM:
Baseload	2,795	3,024	(229)	(8)%
Intermediate	793	456	337	74%
Peaking	71	57	14	25%
Total Eastern PJM	3,659	3,537	122	3%

Northeast:
Baseload	380	301	79	26%
Intermediate	282	164	118	72%
Peaking	9	8	1	13%
Total Northeast	671	473	198	42%

California:
Intermediate	129	28	101	NM
Total California	129	28	101	NM

Total	4,459	4,038	421	10%

(1)   NM means not meaningful.

GenOn Mid-Atlantic’s power generation volumes for the three months ended September 30, 2012 were 3,659 gigawatt hours compared to 3,537 gigawatt hours during the same period in 2011.

The total increase in power generation volumes during the three months ended September 30, 2012, as compared to the same period in 2011, is explained by segment below.

Eastern PJM.  The net increase in generation volumes results from an increase in our intermediate and peaking generation volumes for gas-fired units primarily as a result of expanding spark spreads and a decrease in our baseload generation unplanned outages, partially offset by a decrease in our baseload generation volumes primarily as a result of contracting dark spreads for coal-fired units.

Northeast.  The increase in generation volumes was primarily as a result of reduced outages and expanding spark spreads.

California.  The increase in generation volumes was primarily as a result of expanding spark spreads.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

GenOn Americas Generation

We reported a net loss of $95 million and $116 million during the nine months ended September 30, 2012 and 2011, respectively. The decrease in net loss is detailed as follows:

	Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease)
	(in millions)
Gross margin:
Energy	$104	$248	$(144)
Contracted and capacity	275	315	(40)
Realized value of hedges	268	179	89
Total realized gross margin	647	742	(95)
Unrealized gross margin	(175)	(70)	(105)
Total gross margin (excluding depreciation and amortization)	472	672	(200)
Operating expenses:
Operations and maintenance	212	270	(58)
Operations and maintenance—affiliate	176	172	4
Depreciation and amortization	122	124	(2)
Impairment losses	—	128	(128)
Gain on sales of assets, net	(1)	(5)	4
Loss on sales of assets, net—affiliate	—	2	(2)
Total operating expenses	509	691	(182)
Operating loss	(37)	(19)	(18)
Other expense, net:
Interest expense, net	(54)	(70)	16
Interest expense, net—affiliate	(4)	(4)	—
Other, net	—	(23)	23
Total other expense, net	(58)	(97)	39
Net loss	$(95)	$(116)	$21

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

During the nine months ended September 30, 2012, our realized gross margin decrease of $95 million was principally a result of the following:

•    $144 million decrease in energy primarily as a result of (a) a $83 million decrease resulting from reduced generation volumes as a result of contracting dark spreads for our coal-fired units, partially offset by an increase in generation volumes for our gas-fired units as a result of expanding spark spreads, (b) $13 million increase in lower of cost or market inventory adjustments, net and (c) a $48 million decrease in our

Energy Marketing segment primarily as a result of decreases in income from proprietary trading and fuel oil management activities; and

•    $40 million decrease in contracted and capacity primarily from lower capacity prices in Eastern PJM; partially offset by

•    $89 million increase in realized value of hedges, primarily as a result of a $148 million increase in power hedges resulting from lower prices, partially offset by a $59 million decrease in coal and gas hedges resulting from lower prices.

Unrealized Gross Margin.  Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.  Our unrealized gross margin for both periods reflects the following:

•    unrealized losses of $175 million during the nine months ended September 30, 2012, which included $225 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period.  The decrease was offset by a $50 million net increase in the value of hedge and proprietary trading contracts for future periods primarily related to decreases in forward power and natural gas prices, offset by decreases in forward coal prices; and

•    unrealized losses of $70 million during the nine months ended September 30, 2011, which included $162 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period, offset by a $92 million net increase in the value of hedge and proprietary trading contracts for future periods.  The increase in value was primarily related to decreases in forward power and natural gas prices and increases in forward coal prices.

Operating Expenses.  Our operating expenses decrease of $182 million was principally a result of the following:

•      $128 million decrease in impairment losses for the write-off of excess NOx and SO2 emissions allowances as a result of the CSAPR recorded in 2011; and

•      $54 million decrease in operations and maintenance expense primarily related to the following:

•    $35 million change in large scale remediation and settlement costs as we accrued $30 million for remediation costs at our Maryland ash facilities in 2011 and reversed $6 million in 2012;

•    $31 million reversal of the previously recorded Potomac River obligation under the 2008 agreement with the City of Alexandria; and

•    $8 million decrease in major litigation costs, net of recoveries; partially offset by

•    $8 million reversal of Montgomery County Carbon levy assessment recorded in 2011; and

•    $6 million resulting from changes in asset retirement obligation assumptions in 2011.

Interest Expense, Net.  Interest expense, net decrease of $16 million primarily related to lower interest expense as a result of repayment in 2011 of GenOn Americas Generation senior unsecured notes.

Other, Net.  Other, net change of $23 million was a result of loss on early extinguishment of debt primarily related to a $16 million premium and a $7 million write-off of unamortized debt issuance costs related to the GenOn North America senior notes that were repaid in 2011.

GenOn Mid-Atlantic

We reported a net loss of $15 million and $45 million during the nine months ended September 30, 2012 and 2011, respectively. The decrease in net income is detailed as follows:

	Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease)
	(in millions)
Gross margin:
Energy	$87	$171	$(84)
Contracted and capacity	162	197	(35)
Realized value of hedges	271	178	93
Total realized gross margin	520	546	(26)
Unrealized gross margin	(162)	(63)	(99)
Total gross margin (excluding depreciation and amortization)	358	483	(125)
Operating expenses:
Operations and maintenance	156	216	(60)
Operations and maintenance—affiliate	125	125	—
Depreciation and amortization	89	89	—
Impairment losses	—	94	(94)
Gain on sales of assets, net	(1)	—	(1)
Total operating expenses	369	524	(155)
Operating loss	(11)	(41)	30
Other expense, net:
Interest expense, net	(1)	(1)	—
Interest expense, net—affiliate	(3)	(3)	—
Total other expense, net	(4)	(4)	—
Net loss	$(15)	$(45)	$30

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

During the nine months ended September 30, 2012, our realized gross margin decrease of $26 million was principally a result of the following:

•    $84 million decrease in energy primarily as a result of (a) a $71 million decrease resulting from reduced generation volumes as a result of contracting dark spreads for our coal-fired units, partially offset by an increase in generation volumes for our gas-fired units as a result of expanding spark spreads and (b) $13 million increase in lower of cost or market inventory adjustments, net; and

•    $35 million decrease in contracted and capacity primarily as a result of lower capacity prices; partially offset by

•    $93 million increase in realized value of hedges, primarily as a result of a $148 million increase in power hedges primarily resulting from lower prices, partially offset by a $55 million decrease in coal and gas hedges resulting from lower prices.

Unrealized Gross Margin.  Unrealized gross margin represents the net unrealized gain or loss on our derivative contracts, including the reversal of unrealized gains and losses recognized in prior periods and changes in value for future periods.  Our unrealized gross margin for both periods reflects the following:

•    unrealized losses of $162 million during the nine months ended September 30, 2012, which included $226 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period.  The decrease was offset by a $64 million net increase in the value of hedge contracts for future periods primarily related to decreases in forward power and natural gas prices, offset by decreases in coal prices; and

•    unrealized losses of $63 million during the nine months ended September 30, 2011, which included $155 million associated with the reversal of previously recognized unrealized gains from power and fuel contracts that settled during the period, offset by a $92 million net increase in the value of hedge contracts for future periods.  The increase in value was primarily related to decreases in forward power and natural gas prices and increases in forward coal prices.

Operating Expenses.  Our operating expenses decrease of $155 million was principally a result of the following:

•      $94 million decrease in impairment losses for the write-off of excess NOx and SO2 emissions allowances as a result of the CSAPR recorded in 2011; and

•      $60 million decrease in operations and maintenance expense primarily related to the following:

•    $35 million change in large scale remediation and settlement costs as we accrued $30 million for remediation costs at our Maryland ash facilities in 2011 and reversed $6 million in 2012; and

•    $31 million reversal of the previously recorded Potomac River obligation under the 2008 agreement with the City of Alexandria; and

•    $8 million decrease in major litigation costs, net of recoveries; partially offset by

•    $8 million reversal of Montgomery County Carbon levy assessment recorded in 2011; and

•    $6 million resulting from changes in asset retirement obligation assumptions in 2011.

Operating Statistics

The following table summarizes power generation volumes by segment for GenOn Americas Generation:

	Nine Months Ended September 30,		Increase/	Increase/
	2012	2011	(Decrease)	(Decrease)(1)
	(in gigawatt hours)

Eastern PJM:
Baseload	5,401	9,147	(3,746)	(41)%
Intermediate	2,383	719	1,664	NM
Peaking	126	100	26	26%
Total Eastern PJM	7,910	9,966	(2,056)	(21)%

Northeast:
Baseload	1,069	1,054	15	1%
Intermediate	317	231	86	37%
Peaking	10	9	1	11%
Total Northeast	1,396	1,294	102	8%

California:
Intermediate	175	80	95	119%
Total California	175	80	95	119%

Total	9,481	11,340	(1,859)	(16)%

(1)   NM means not meaningful.

GenOn Mid-Atlantic’s power generation volumes for the nine months ended September 30, 2012 were 7,910 gigawatt hours compared to 9,966 gigawatt hours during the same period in 2011.

The total decrease in power generation volumes during the nine months ended September 30, 2012, as compared to the same period in 2011, is explained by segment below.

Eastern PJM.  The net decrease in generation volumes results from a decrease in our baseload generation volumes primarily as a result of contracting dark spreads for coal-fired units, offset in part by an increase in our intermediate generation volumes for gas-fired units primarily as a result of expanding spark spreads, and a decrease in baseload generation unplanned outages.

Northeast.  The increase in generation volumes was primarily as a result of reduced outages and expanding spark spreads.

California.  The increase in generation volumes was primarily as a result of expanding spark spreads.

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

The table below sets forth total cash and cash equivalents of GenOn Americas Generation and its subsidiaries at September 30, 2012 (in millions):

Cash and Cash Equivalents:
GenOn Americas Generation (excluding GenOn Mid-Atlantic)	$164
GenOn Mid-Atlantic	171
Total cash and cash equivalents(1)	$335

(1)       We have $169 million of collateral deposits from counterparties (including brokers), which are included in accounts payable and accrued liabilities.

We consider all short-term investments with an original maturity of three months or less to be cash equivalents.  At September 30, 2012, except for amounts held in bank accounts to cover upcoming payables, all of our cash and cash equivalents were invested in AAA-rated United States Treasury money market funds.

GenOn Americas Generation is a holding company.  The chart below is a summary representation of our capital structure and is not a complete corporate organizational chart.

(1)      At September 30, 2012, the present value of lease payments under the GenOn Mid-Atlantic operating leases was $846 million (assuming a 10% discount rate) and the termination value of the GenOn Mid-Atlantic operating leases was $1.2 billion.

Except for existing cash on hand, GenOn Americas Generation is a holding company that is dependent on the distributions and dividends of its subsidiaries for liquidity and, at its discretion, additional capital contributions from GenOn.  A substantial portion of cash from its operations is generated by GenOn Mid-Atlantic.

GenOn Mid-Atlantic’s ability to pay dividends and make distributions is restricted under the terms of its operating leases.  Under the operating leases, GenOn Mid-Atlantic is not permitted to make any distributions and other restricted payments unless:  (a) it satisfies the fixed charge coverage ratio for the most recently ended period of four fiscal quarters; (b) it is projected to satisfy the fixed charge coverage ratio for each of the two following periods of four fiscal quarters, commencing with the fiscal quarter in which such payment is proposed to be made; and (c) no significant lease default or event of default has occurred and is continuing.  In the event of a default under the operating leases or if the restricted payments test is not satisfied, GenOn Mid-Atlantic would not be able to distribute cash.  At September 30, 2012, GenOn Mid-Atlantic satisfied the restricted payments test.  GenOn Mid-Atlantic’s ability to satisfy the criteria set by this covenant in the future could be impaired by the factors which negatively affect the performance of its generating facilities, including interruptions in operations or curtailments of operations to comply with environmental restrictions.

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

Capital Expenditures.  Our estimated capital expenditures, excluding capitalized interest, for the period October 1, 2012 through December 31, 2013 will be $101 million, including $64 million relating to GenOn Mid-Atlantic.  See “Capital Expenditures and Capital Resources” for further discussion of our capital expenditures.

Cash Collateral and Letters of Credit.  In order to sell power and purchase fuel in the forward markets and perform other energy trading and marketing activities, we often are required to provide credit support to our counterparties or make deposits with brokers.  In addition, we often are required to provide credit support for various contractual and other obligations incurred in connection with our commercial and operating activities, including obligations in respect of transmission and interconnection access, participation in power pools, rent reserves, power purchases and sales, fuel and emission purchases and sales, construction, equipment purchases and other operating activities.  Credit support includes cash collateral, letters of credit, surety bonds and financial guarantees.  In the event that we default, the counterparty is permitted to draw on a letter of credit or surety bond or apply cash collateral held to satisfy the existing amounts outstanding under an open contract.  Our requirements for collateral and, accordingly, liquidity are highly dependent on the level of our hedging activities, forward prices for energy, emissions allowances and fuel, commodity market volatility, credit terms with third parties and regulation of energy contracts.

At September 30, 2012, we had $149 million of posted cash collateral and GenOn had $134 million of letters of credit outstanding under its revolving credit facility on our behalf primarily to support our asset management activities, trading activities, rent reserve requirements and other commercial arrangements.

The following table summarizes cash collateral posted with counterparties and brokers, letters of credit issued and surety bonds provided for GenOn Americas Generation:

	September 30, 2012	December 31, 2011
	(in millions)

Cash collateral posted—energy trading and marketing	$90	$118
Cash collateral posted—other operating activities	59	38
Letters of credit—rent reserves(1)	75	101
Letters of credit—energy trading and marketing(1)	49	39
Letters of credit—other operating activities(1)	10	31
Surety bonds	6	6
Total	$289	$333

(1)         Represents letters of credit posted by GenOn for the benefit of GenOn Americas Generation.

Historical Cash Flows

GenOn Americas Generation

	Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease)
	(in millions)

Net cash provided by operating activities	$234	$267	$(33)
Net cash provided by (used in) investing activities	(14)	415	(429)
Net cash used in financing activities	(152)	(996)	844

Operating Activities.  Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements.  Net cash provided by operating activities before changes in operating assets and liabilities decreased $37 million for the nine months ended September 30, 2012, compared to the same period in 2011, primarily resulting from lower net income, adjusted for non-cash items, in 2012.  Changes in our cash flows from operating activities before changes in operating assets and liabilities were generally consistent with changes in our results of operations, adjusted for non-cash items.  See “Results of Operations” for additional information related to our performance in 2012 as compared to the same period in 2011.

Cash provided by changes in operating assets and liabilities increased by $4 million primarily as a result of the following:

•                  Funds on deposit.  An increase in cash provided of $61 million primarily as a result of $7 million of collateral returned from our counterparties in 2012 compared to $54 million of collateral posted in 2011;

•                  Accounts payable, collateral.  An increase in cash provided of $40 million as a result of $40 million posted by our counterparties in 2012 compared to less than $1 million posted by our counterparties in 2011 primarily resulting from a contract modification in April 2012 to require a counterparty to post cash collateral to secure credit exposure above an agreed threshold as a result of changes in power or natural gas prices; and

•                  Other operating assets and liabilities.  An increase in cash provided of $3 million related to changes in other operating assets and liabilities.

The increases in cash provided by operating activities were partially offset by the following:

•                  Inventories.  An increase in cash used of $65 million primarily related to changes in fuel oil and coal inventory and purchased emissions allowances;

•                  Taxes other than income taxes.  An increase in cash used of $17 million primarily as a result of property tax payments; and

•                  Net receivables and accounts payable and accrued liabilities.  A decrease in cash provided of $18 million primarily as a result of an increase in accounts payable due to affiliates in 2011.

Investing Activities.  Net cash provided by investing activities decreased by $429 million for the nine months ended September 30, 2012, compared to the same period in 2011.  This difference was primarily a result of the following:

•                  Restricted funds on deposit—debt financing.  A decrease in cash provided of $866 million primarily related to funds received from the GenOn debt financing on December 3, 2010, which were subsequently placed in restricted deposits at December 31, 2010 and withdrawn to repay long-term debt during 2011; and

•                  Capital expenditures.  An increase in cash used of $45 million primarily related to a $107.1 million payment in connection with the scrubber contract litigation settlement in 2012, partially offset by a $68 million payment related to the Maryland scrubber projects in 2011.

The decreases in cash provided by and increases in cash used in investing activities were partially offset by the following:

•                  Restricted funds on deposit—liens under scrubber contract litigation.  A change in cash of $331 million related to $165.6 million of funds placed in restricted deposits in 2011 as a result of the scrubber contract litigation and related liens and $165.6 million of those same liens released in 2012 in connection with the settlement; and

•                  Issuance of notes receivable—affiliate.  A decrease in cash used of $158 million related to the repayment of intercompany debt in 2011.

Financing Activities.  Net cash used in financing activities decreased by $844 million for the nine months ended September 30, 2012, compared to the same period in 2011.  This difference was primarily a result of the following:

•                  Repayment of long-term debt.  A decrease in cash used of $1.4 billion primarily related to repayment during 2011 of GenOn Americas Generation senior unsecured notes and GenOn North America senior unsecured notes; partially offset by

•                  Capital Contributions.  A decrease in cash provided of $474 million related to contributions made by our member in 2011; and

•                  Distribution to member.  An increase in cash used of $90 million related to distributions to our member.  In 2012, we distributed $190 million compared to $100 million distributed in 2011.

GenOn Mid-Atlantic

	Nine Months Ended September 30,		Increase/
	2012	2011	(Decrease)
	(in millions)

Net cash provided by operating activities	$281	$246	$35
Net cash provided by (used in) investing activities	15	(291)	306
Net cash used in financing activities	(193)	(73)	(120)

Operating Activities. Our cash provided by operating activities is affected by seasonality, changes in energy prices and fluctuations in our working capital requirements.  Net cash provided by operating activities before changes in operating assets and liabilities increased $18 million for the nine months ended September 30, 2012, compared to the same period in 2011.  Changes in our cash flows from operating activities before changes in operating assets and liabilities were generally consistent with changes in our results of operations, adjusted for non-cash items.  See “Results of Operations” for additional information related to our performance in 2012 as compared to the same period in 2011.

Cash provided by changes in operating assets and liabilities increased by $17 million primarily as a result of the following:

•             Accounts payable, collateral.  An increase in cash provided of $106 million posted by our counterparties in 2012 primarily resulting from a contract modification in April 2012 to require a counterparty to post cash collateral to secure credit exposure above an agreed threshold as a result of changes in power or natural gas prices;

•             Inventories.  An increase in cash provided of $20 million primarily related to changes in fuel oil and coal inventory; and

•             Other operating assets and liabilities.  An increase in cash provided of $9 million related to changes in other operating assets and liabilities.

The increases in cash provided by operating activities were partially offset by the following:

•             Net receivables and accounts payable and accrued liabilities.  A decrease in cash provided of $101 million primarily as a result of an decrease in accounts receivables due from affiliates in 2011, partially offset by an decrease in accounts payable due to affiliates in 2011; and

•             Taxes other than income taxes.  An increase in cash used of $17 million primarily as a result of property tax payments.

Investing Activities.  Net cash provided by/used in investing activities changed by $306 million for the nine months ended September 30, 2012, compared to the same period in 2011.  This difference was primarily a result of the following:

•             Restricted funds on deposit—liens under scrubber contract litigation.  A change in cash of $331 million related to $165.6 million of funds placed in restricted deposits in 2011 as a result of the scrubber contract litigation and related liens and $165.6 million of those same liens released in 2012 in connection with the settlement; partially offset by

•             Capital expenditures.  An increase in cash used of $25 million primarily related to a $107.1 million payment in connection with the scrubber contract litigation settlement in 2012, partially offset by a $68 million payment related to the Maryland scrubber projects in 2011.

Financing Activities.  Net cash used in financing activities increased by $120 million for the nine months ended September 30, 2012, compared to the same period in 2011.  This difference was primarily a result of the following:

•                  Distribution to member.  An increase in cash used of $90 million related to distributions to our member.  In 2012, we distributed $190 million compared to $100 million distributed in 2011; and

•                  Capital contributions.  A decrease in cash provided of $30 million related to contributions made by our member in 2011.

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

ITEM 4.                   CONTROLS AND PROCEDURES

Effectiveness of Disclosure Controls and Procedures

As required by Exchange Act Rule 13a-15(b), our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an assessment of the effectiveness of the design and operation of our disclosure controls and procedures (as defined by Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of September 30, 2012.  Based upon this assessment, our management concluded that, as of September 30, 2012, the design and operation of these disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that have occurred during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

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

GENON AMERICAS GENERATION, LLC

Date: November 9, 2012	By:	/s/ THOMAS C. LIVENGOOD
Thomas C. Livengood
Senior Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENON MID-ATLANTIC, LLC

Date: November 9, 2012	By:	/s/ THOMAS C. LIVENGOOD
Thomas C. Livengood
Senior Vice President and Controller (Duly Authorized Officer and Principal Accounting Officer)